Form 10-Q
period 1997-09-30
NATIONAL RESEARCH CORP
filed 1997-11-24
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

                         Commission File Number 0-29466

                       National Research Corporation
             (Exact name of Registrant as specified in its charter)


                   Wisconsin                        47-0634000
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

        1033 "O" Street, Lincoln, Nebraska            68508
        (Address of principal executive offices)    (Zip Code)

                               (402) 475-2525
           (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes _____  No   X


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.001 par value, outstanding as of November 20, 1997:
   7,305,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 1997

                                                                  Page No.

   PART I.     FINANCIAL INFORMATION

               Item 1.  Financial Statements

                    Condensed Balance Sheets                          3
                    Condensed Statements of Income                    4
                    Condensed Statements of Cash Flows                5
                    Notes to Condensed Financial Statements           6-7


               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                    8-10

   PART II.         OTHER INFORMATION

              Item 2.   Changes in Securities and Use of Proceeds     11

              Item 4.   Submission of Matters to a Vote of
                        Security Holders                              12

              Item 6.   Exhibits and Reports on Form 8-K              12

              Signatures                                              13

              Exhibit Index                                           14

                         PART I - Financial Information

   ITEM 1     Financial Statements

                          NATIONAL RESEARCH CORPORATION

                            CONDENSED BALANCE SHEETS

                                                      December 31, September 30,
                                                          1996         1997
                                                             (Unaudited)
                         Assets
    Current Assets:

         Cash and cash equivalents                      $2,782,212  $4,390,495
         Investments in marketable debt securities       1,476,965      50,928
         Trade accounts receivable less allowance
           for doubtful accounts of $45,000 in
           1996 and $60,000 in 1997                      1,216,812   2,099,379
         Unbilled revenues                                 282,358     456,403
         Prepaid expenses and other                         46,022     406,661
                                                         ---------   ---------
           Total current assets                          5,804,369   7,403,866
                                                         ---------   ---------
    Property and equipment, net of accumulated
       depreciation and amortization                       337,632     501,453
                                                         ---------   ---------
    Other                                                   10,657      12,482
                                                         ---------   ---------
           Total assets                                 $6,152,658  $7,917,801
                                                        ==========   =========
          Liabilities and Shareholders' Equity

    Current liabilities:

         Accounts payable and accrued expenses             494,614     247,402
         Accrued wages, bonuses and profit sharing         764,784   1,234,625
         Dividends payable                                 359,384        --
         Billings in excess of revenues earned           2,168,026   2,154,388
                                                        ----------   ---------
           Total current liabilities                     3,786,808   3,636,415

    Bonuses and profit sharing accruals                    286,443     447,528
                                                        ----------   ---------
           Total liabilities                             4,073,251   4,083,943
                                                        ----------   ---------
    Shareholders' equity:
         Common stock, $.001 par value; authorized
           20,000,000 shares, issued and outstanding
           6,055,000 shares                                  6,055       6,055
         Preferred stock, $.01 par value; authorized
           2,000,000 shares, no shares issued and
           outstanding                                          --        --
         Additional paid-in capital                             --        --
         Retained earnings                               2,073,352   3,827,803
                                                         ---------   ---------
           Total shareholders' equity                    2,079,407   3,833,858
                                                         ---------   ---------
           Total liabilities and shareholders'
             equity                                     $6,152,658  $7,917,801
                                                         =========   =========

             See accompanying notes to condensed financial statements.


                                                        NATIONAL RESEARCH CORPORATION

                                                         CONDENSED STATEMENTS OF INCOME
                                                                   (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,

                                                                    1996                  1997           1996         1997
    Revenues:

         Renewable performance tracking
           services                                              $2,319,758           $3,433,310     $6,631,505    $9,387,460
         Renewable syndicate service                                923,441              852,493      1,025,117     1,296,805
         Custom and other research                                  397,315              445,503      1,296,619       997,619
                                                                 ----------           ----------     ----------    ----------
           Total revenues                                         3,640,514            4,731,306      8,953,241    11,681,884
                                                                 ----------           ----------     ----------    ----------
    Operating expenses:
         Direct expenses                                          1,926,006            2,326,750      4,253,464     5,337,475
         Selling general and administrative                         677,348              995,258      1,995,665     2,832,678
         Depreciation and amortization                               40,998               43,032        112,994       122,600
                                                                  ---------            ---------      ---------     ---------
           Total operating expenses                               2,644,352            3,365,040      6,362,123     8,292,753
                                                                  ---------            ---------      ---------     ---------
           Operating income                                         996,162            1,366,266      2,591,118     3,389,131

    Interest and other income, net                                   31,531               55,001        106,828       152,031

    Net income                                                   $1,027,693           $1,421,267     $2,697,946    $3,541,162
                                                                 ==========           ==========     ==========    ==========
    Pro forma income taxes                                          411,077              568,507      1,079,178     1,416,465
                                                                 ----------           ----------     ----------    ----------
    Pro forma net income                                           $616,616           $  852,760     $1,618,768    $2,124,697
                                                                 ==========           ==========     ==========    ==========
    Pro forma net income per share                                    $0.10                $0.14          $0.26         $0.34
                                                                 ==========           ==========     ==========    ==========
    Weighted average shares outstanding                           6,184,812            6,184,812      6,184,812     6,184,812
                                                                 ==========           ==========     ==========    ==========


   See accompanying notes to condensed financial statements.



                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30

                                                                         1996                        1997
    Cash flows from operating activities:
         Net income                                                     $2,697,946                $3,541,160
         Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                                  112,994                   122,600
            Changes in assets and liabilities:
              Trade accounts receivable                                  1,457,500                  (882,567)
              Unbilled revenues                                           (222,325)                 (174,045)
              Other current assets                                           4,206                  (362,472)
              Accounts payable and accrued expenses                       (156,213)                 (247,212)
              Accrued wages, bonuses and profit sharing                    139,607                   630,926
              Billings in excess of revenues earned                        318,216                   (13,638)
                                                                       -----------                ----------
                Net cash provided by operating activities                4,351,931                 2,614,752
                                                                       -----------                ----------
    Cash flows from investing activities:
         Purchases of property and equipment                              (121,397)                 (286,414)
         Purchases of securities available-for-sale                       (996,506)                 (334,019)
         Proceeds from the maturities of securities
            available-for-sale                                             600,052                 1,760,057
                                                                       -----------                ----------
                Net cash provided by (used in) investing
                  activities                                              (517,851)                1,139,624
                                                                       -----------                ----------
    Cash flows from financing activities:
         Dividends paid                                                 (3,182,038)               (2,146,093)
         Payments on capital leases                                         (2,911)                       --
                                                                       -----------                ----------
                Net cash used in financing activities                   (3,184,949)               (2,146,093)
                                                                       -----------                ----------
                Net increase in cash and cash equivalents                  649,131                 1,608,283

    Cash and cash equivalents at beginning of period                       934,800                 2,782,212
                                                                       -----------                ----------
    Cash and cash equivalents at end of period                          $1,583,931                $4,390,495
                                                                       ===========                ==========

   See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION

                     Notes to Condensed Financial Statements

1.        INTERIM FINANCIAL REPORTING

          The condensed balance sheet of National Research Corporation (the "Company") at December 31, 1996 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-33273), filed with the Securities and Exchange Commission, which became effective October 9, 1997.

   2.     S CORPORATION STATUS

          From August 1, 1994 through October 13, 1997 (three days prior to the Company's initial public offering), the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the three months or nine months ended September 30, 1996 and 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation. Since October 14, 1997, the Company has been a C Corporation.

   3.     EQUITY INCENTIVE PLAN

          In August 1997, the Board of Directors and shareholders adopted the National Research Corporation 1997 Equity Incentive Plan (the "Equity Incentive Plan") pursuant to which employees of the Company may be granted stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards and benefits. The maximum number of shares of common stock, $.001 par value, of the Company ("Common Stock") that may be issued and sold under the Equity Incentive Plan is 730,000 shares.

          On October 3, 1997, but effective as of October 9, 1997, the Company's Board of Directors granted options to purchase 168,843 shares of Common Stock under the Equity Incentive Plan. The exercise price for these options is $15 per share, the initial public offering price for the Common Stock. Because the options vest in equal annual increments over a two or three year period, none of such options will be exercisable until October 1998.

   4.     SUBSEQUENT EVENTS

          On October 3, 1997, the Board of Directors and shareholders adopted the National Research Corporation Director Stock Plan (the "Director Plan") and reserved 30,000 shares of Common Stock for issuance thereunder. Only members of the Board of Directors who are not employees of the Company are eligible to receive shares of Common Stock under the Director Plan. The Director Plan provides that each eligible director will receive 60% of his or her annual retainer earned in each calendar year in the form of Common Stock, and will receive an annual grant of a stock option to purchase 1,000 shares of Common Stock. The options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one year after the date of grant.

          On October 16, 1997, the Company sold 1,250,000 shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $16.9 million. The proceeds of this offering, which are not reflected in the September 30, 1997 condensed financial statements, will be available for general corporate purposes, including the replenishment of working capital, or to acquire or invest in complimentary businesses, products, services or technologies and have been invested in United States government securities.

          In connection with, but prior to, the Company's initial public offering and the concurrent termination of the Company's S Corporation status, the Company paid special cash bonuses of $1.7 million, which will be recognized by the Company as a compensation charge in the fourth quarter of 1997, and paid an S Corporation distribution of $2.2 million to the Company's shareholders. The termination of the Company's S Corporation status created a deferred tax benefit of approximately $250,000, which will be reflected as a deferred tax asset and as a reduction to income tax expense in the Company's Statement of Income in the fourth quarter of 1997.

   ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   The following table sets forth, for the periods indicated, selected financial information derived from the Company's condensed financial statements, expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the condensed financial statements.


                                                                    Percentage of Total Revenues

                                                            Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                         1996             1997           1996          1997
    Revenues:
     Renewable performance tracking services             63.7%            72.6%          74.1%          80.4%
     Renewable syndicated service                        25.4             18.0           11.4           11.1
     Custom and other research                           10.9              9.4           14.5            8.5
                                                       -------           -----          -----          -----
        Total revenues                                  100.0            100.0          100.0          100.0
                                                       =======           =====          =====          =====
    Operating expenses:
     Direct expenses                                     52.9             49.2           47.5           45.7
     Selling, general and administrative                 18.6             21.0           22.2           24.3
     Depreciation and amortization                        1.1              1.0            1.3            1.0
                                                       ------            -----          -----         ------
        Total operating expenses                         72.6             71.2           71.0           71.0
                                                       ------            -----          -----         ------
    Operating income                                     27.4%            28.8%          29.0%          29.0%
                                                       ======            =====          =====         ======



   Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

   Total revenues. Total revenues increased 30.0% in the three month period ended September 30, 1997 to $4.7 million from $3.6 million in the three
   month  period ended September 30, 1996.   Revenues from the Company's
   renewable performance tracking services increased 48.0% to $3.4 million in the three month period ended September 30, 1997 from $2.3 million in the same period during 1996 primarily due to the addition of new clients and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues for the Company's renewable syndicated service decreased 7.7% to $852,000 in the three month period ended September 30, 1997 compared to $923,000 in the same three month period in 1996. Such a decrease reflects the fact that 1997 was the first year an annual edition of the NRC Healthcare Market Guide was released following the release of a new edition in the prior year. Consequently, there was a shorter marketing period for the 1997 edition. The Company's custom research revenue increased 12.1% to $446,000 in the three month period ended September 30, 1997 from $397,000 in the same period of 1996 primarily due to the timing of the start and completion of projects during the quarter.

   Direct expenses. Direct expenses increased 20.8% to $2.3 million in the three month period ended September 30, 1997 from $1.9 million in the same period during 1996. The increase in direct expenses in the 1997 period was due to an increase in postage and printing expenses of $227,000 and labor and payroll expenses of $170,000 due to increased revenues. Direct expenses decreased as a percentage of total revenues to 49.2% in the three month period ended September 30, 1997 from 52.9% during the same period of 1996. The decrease in direct expenses as a percentage of total revenues in the 1997 period was due to the Company's ability to leverage the overall expenses over a higher revenue base.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 46.9% to $995,000 for the three month period ended September 30, 1997 from $677,000 for the same period in 1996. This increase was primarily due to an increase of $314,000 associated with the expansion of the Company's sales and marketing workforce. Sales, general and administrative expenses increased as a percentage of total revenues to 21.0% for the three month period ended September 30, 1997 from 18.6% for the same period in 1996.

   Depreciation and amortization. Depreciation and amortization expenses increased 4.9% to $43,000 in the three month period ended September 30, 1997 from $41,000 in the same period of 1996. Depreciation and amortization expenses decreased as a percentage of total revenues to 1.0% in the three month period ended September 30, 1997 from 1.1% in the same period of 1996.

   Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

   Total revenues. Total revenues increased 30.5% in the first nine months of 1997 to $11.7 million from $9.0 million in the first nine months of 1996. Revenues from Company's renewable performance tracking services increased 41.6% to $9.4 million in the first nine months of 1997 from $6.6 million in the same period of 1996 primarily due to the addition of new clients and, to a lesser extent, an increase in the scope of exiting tracking projects. Revenues from the Company's renewable syndicated service increased 26.5% to $1.3 million in the first nine months of 1997 from $1.0 million in the same period of 1996. Such increase reflects the addition of new syndicated service clients. The Company's custom research revenue decreased 23.1% to $1.0 million in the first nine months of 1997 from $1.3 million in the same period of 1996 primarily due to the start and completion of one large project during the first quarter of 1996.

   Direct expenses. Direct expenses increased 25.5% to $5.3 million in the first nine months of 1997 from $4.3 million in the first nine months of 1996. The increase in direct expenses in the 1997 period was due to increases in postage expenses of $478,000 and labor and payroll expenses of $485,000 due to increased revenues. Direct expenses decreased as a percentage of total revenues to 45.7% in the first nine months of 1997 from 47.5% during the first nine months of 1996. The decrease in direct expenses as a percentage of total revenues was due partially to incidental sales of the 1996 edition of the NRC Healthcare Market Guide in the first nine months of 1997 while the majority of the direct expenses related to this edition of the Market Guide were expensed upon its completion in the third quarter of 1996.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 41.9% to $2.8 million for the first nine months of 1997 from $2.0 million for the first nine months of 1996. This increase was primarily due to an increase of $477,000 associated with the expansion of the Company's sales and marketing workforce, an increase of $149,000 in expenses related to enhancements to the Company's dynamic questionnaire production software and an increase of $154,000 in profit sharing expense. Selling, general and administrative expenses increased as a percentage of total revenues to 24.3% for the first nine months of 1997 from 22.2% for the first nine months of 1996.

   Depreciation and amortization. Depreciation and amortization expenses increased 8.5% to $123,000 in the first nine months of 1997 from $113,000 in the first nine months of 1996. Depreciation and amortization expenses decreased as a percentage of total revenues to 1.0% in the first nine months of 1997 from 1.3% in the first nine months of 1996.

   Liquidity and Capital Resources

   The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

   As of September 30, 1997, the Company had cash and cash equivalents of $4.4 million and working capital of $3.8 million. Subsequent to September 30, 1997, in connection with the termination of the Company's S Corporation status, the Company distributed dividends to shareholders and paid special bonuses aggregating approximately $3.9 million. Cash and working capital was replenished from the proceeds of the Company's initial public offering.

   During the nine months ended September 30, 1997, the Company generated $2.6 million of net cash from operating activities as compared to $4.4 million of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to the timing of the collection of a $1.3 million account receivable in January 1996 and the timing of costs incurred in advance of billings on certain projects, combined with growth in accounts receivable, unbilled revenues and billings in excess of cost.

   For the nine months ended September 30, 1997, net cash provided by investing activities was $ 1.1 million as compared to net cash used of $518,000 during the same period in the prior year. The 1997 increase in cash provided was primarily due to the maturing of investments available-for-sale, which was partially offset by an investment of $286,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business. The 1996 use of cash was primarily a result of an increase in investments available for sale and an investment of $121,000 in furniture, computer equipment and production equipment.
   The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less.

   Net cash used in financing activities was $2.1 million and $3.2 million for the nine months ended September 1997 and 1996, respectively. Net cash used in financing activities for these periods was primarily the result of S Corporation distributions to shareholders.

   The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 1997 and as of December 31, 1996, the Company had $2.2 million of deferred revenues. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At September 30, 1997 and December 31, 1996, the Company had $456,000 and $282,000 of
   unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

   On October 16, 1997, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $16.9 million. The net proceeds of this offering, which are not reflected in the September 30, 1997 condensed financial statements, will be available for general corporate purposes, including the replenishment of working capital, or to acquire or invest in complimentary businesses, products, services or technologies and have been invested in United States government securities with maturities of twelve months or less.


                          PART II -  Other Information

   ITEM 2 Changes in Securities and Use of Proceeds

          (a)  Not applicable.

          (b)  Not applicable.

          (c) In connection with the reincorporation of the Company in the State of Wisconsin in September 1997, the Company (a) was formed as a wholly-owned subsidiary of its predecessor Nebraska corporation and (b) issued an aggregate of 6,055,000 shares (on a post-share dividend basis), on a one-for-one basis, to the two shareholders of its predecessor corporation, Michael D. Hays and Jona S. Raasch. No underwriters were engaged in connection with the foregoing issuances. Such issuances were effected in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

          (d) The Company's Registration Statement on Form S-1 (Registration No. 333-33273) (the "Registration Statement") relating to the offer and sale (the "Offering") of an aggregate of 2,415,000 shares of Common Stock was declared effective by the Securities and Exchange Commission on October 9, 1997. Of the 2,415,000 shares of Common Stock registered under the Registration Statement, 1,250,000 shares were sold by the Company and 1,165,000 shares (including 315,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters) were sold by a certain shareholder of the Company, Michael D. Hays (the "Selling Shareholder").

               The Offering commenced on October 10, 1997 and the sale of 2,415,000 shares of Common Stock (including those sold by the Selling Shareholder upon exercise of the over-allotment option granted to the underwriters) closed on October 16, 1997. All of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively.

               After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses estimated to be $500,000 incurred in connection with the Offering (all of which were paid or are payable by the Company). The Registration Statement became effective on October 9, 1997, after the September 30, 1997 ending date for the period covered by this Quarterly Report on Form 10-Q. The amount of expenses incurred by the Company in connection with the Offering, and the application by the Company of the net proceeds received by the Company in the Offering, will be disclosed as required by Rule 463 of the Securities Act of 1933, as amended, in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

               The managing underwriters for the Offering were William Blair & Company, L.L.C. and Robert W. Baird & Co. Incorporated.

   ITEM 4 Submission of Matters to a Vote of Security Holders

          On September 10, 1997, the sole shareholder of the Company (which was, at that time, the Company's predecessor Nebraska corporation), by written consent action in lieu of a special meeting, approved the following matters:

          (a)  A reincorporation merger whereby National Research
               Corporation, a Nebraska corporation, was merged with and into the Company; and

          (b) The issuance of shares of Common Stock to the shareholders of the Company's predecessor corporation in connection with the reincorporation merger.

          On September 15, 1997, the shareholders of the Company, by unanimous written consent action in lieu of an annual meeting, approved the following matters:

          (a) Certain amendments to the Company's Articles of Incorporation (the "Articles") and By-Laws in connection with the initial public offering of shares of Common Stock (the "IPO");

          (b) The election of Michael D. Hays and Patrick E. Beans as directors of the Company; and

          (c)  The National Research Corporation 1997 Equity Incentive Plan.

          On September 16, 1997, the shareholders of the Company, by unanimous written consent action in lieu of a special meeting, approved certain amendments to the Articles in connection with the IPO.

          On October 3, 1997, the shareholders of the Company, by unanimous written consent action in lieu of a special meeting, approved the National Research Corporation Director Stock Plan.

   ITEM 6 Exhibits and Reports on Form 8-K

          (a)  Exhibit Number      Description

               (27)                Financial Data Schedule (EDGAR
                                   version only)

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL RESEARCH CORPORATION
                              (Registrant)



   Date: November 21, 1997    By:  /s/ Michael D. Hays
                                  Michael D. Hays
                                  President and Chief Executive
                                  Officer



   Date: November 21, 1997    By:  /s/ Patrick E. Beans
                                  Patrick E. Beans
                                  Vice President, Treasurer,
                                  Secretary and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                for the Quarterly Period ended September 30, 1997


                                     Exhibit

   (27)        Financial Data Schedule (EDGAR version only)