Form 10-K405
period 1997-12-31
NATIONAL RESEARCH CORP
filed 1998-03-25
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number:  0-29466

                          NATIONAL RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                       Wisconsin                           47-0634000
             (State or other jurisdiction               (I.R.S. Employer
           of incorporation or organization)           Identification No.)

                    1033 "O" Street
                   Lincoln, Nebraska                          68508
       (Address of principal executive offices)            (Zip code)

   Registrant's telephone number, including area code:  (402) 475-2525

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                          Common Stock, $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998: $19,633,294.

   Number of shares of the registrant's common stock outstanding at February 27, 1998: 7,305,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I

   Item 1.  Business

   General

        National Research Corporation ("NRC" or the "Company") believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company believes it has achieved this leadership position based on its over 17 years of industry experience and its relationships with many of the industry's largest payers and providers. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically satisfaction and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain service quality information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, member retention and profitability.

        Since its founding 17 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company offers three primary types of information services: renewable performance tracking services, a renewable syndicated service and custom research. During 1997, NRC provided services to more than 225 healthcare organizations, including health maintenance organizations ("HMOs"), integrated healthcare systems, medical groups and industry regulatory bodies. The Company gathered and analyzed over 1,250,000 completed surveys for these clients in 1997. The Company's clients include the United States Department of Defense (the Company is a named subcontractor to the primary contractor with this client), HealthSouth Corporation, BJC Health System and Mayo Clinic.

        While performance data has always been of interest to healthcare providers and payers, such information has become increasingly important to these entities as a result of regulatory, industry and competitive requirements. In recent years, the healthcare industry has been under significant pressure from consumers, employers and the government to reduce costs. Through the implementation of managed care, which currently covers approximately 61% of all Americans, the rate of growth in healthcare costs has been substantially reduced. However, the same parties that demanded cost reductions are now concerned that healthcare service quality is being compromised under managed care. This concern has created a demand for consistent, objective performance information by which healthcare providers and payers can be measured and compared and on which physicians' compensation can, in part, be based.

   The NRC Solution

        The Company addresses healthcare organizations' growing need to track their performance at the enterprise-wide, departmental and physician/caregiver levels. The Company has been at the forefront of the industry in developing tools that enable its clients to collect, in an unobtrusive manner, a substantial amount of comparative service quality information in order to analyze and improve their practices to maximize new member and/or patient attraction, member retention and profitability. NRC's performance assessments offer the tangible measurement of health service quality currently demanded by consumers, employers, industry accreditation organizations and lawmakers.

        The Company's innovative solutions respond to managed care's redefined relationships among consumers, employers, payers and providers. While many vendors exclusively use static, mass produced questionnaires, NRC also utilizes its dynamic data collection process to create a personalized questionnaire that evaluates service issues specific to each respondent's specific healthcare experience. The flexibility of the Company's data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company's dynamic data collection process is used to assess core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, long-term care, hospice, pharmacy, etc.). As differentiated from others in the marketplace, the Company can gather data through fewer, more efficient questionnaires as opposed to other firms' multiple questionnaires that often bombard the same respondents.

        NRC offers three primary types of information services. The NRC Listening System (the "Listening System") is a renewable performance tracking tool for gathering and analyzing data from survey respondents. The Company has the capacity to measure performance beyond the enterprise-wide level and has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company's services can best guide the efforts of its clients to improve quality and enhance their market position. The syndicated NRC Healthcare Market Guide (the "Market Guide"), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company's clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes. The Company's custom research enables NRC's clients to conduct specific studies in order to identify areas of improvement and measure market issues and opportunities. Recognizing the increasing applications for self-reported healthcare assessments, NRC works with its clients to integrate satisfaction measurement into various areas of their businesses, including physician compensation. As the Company partners with its clients, it seeks to enhance relationships throughout the healthcare organization and thereby both broaden and deepen the scope of its projects.

   Growth Strategy

        The Company believes that it can continue to grow through: (i) expanding the depth and breadth of its current clients' performance tracking programs, since healthcare organizations are increasingly interested in gathering performance information at deeper levels of their organizations and from more of their constituencies, (ii) increasing the cross-selling of its complementary services, (iii) adding new clients through penetrating the sizeable portion of the healthcare industry that is not yet conducting performance assessments beyond the enterprise-wide level or is not yet outsourcing this function and (iv) pursuing acquisitions of, or investments in, firms providing products, services or technologies that complement those of the Company.

   Services

        The Company's three primary types of information services are as follows:

        Renewable Performance Tracking Services. The Listening System is NRC's state-of-the-art data collection process which provides ongoing, renewable performance tracking. The Listening System represented 81% and 76% of the Company's total revenues in 1997 and 1996, respectively. This performance tracking program efficiently coordinates and centralizes an organization's satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry mandated method of mail-based data collection, this assessment process monitors satisfaction across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires that provide limited flexibility and performance insights, NRC's proprietary software generates individualized questionnaires, which include personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations changing information needs, NRC creates personalized questionnaires that evaluate service issues specific to each respondent's specific healthcare experience and include questions that address core service factors throughout a healthcare organization.

             As differentiated from other competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company's library of questions after a client's needs are determined, as opposed to multiple questionnaires that often bombard the same respondents. As a result, the Company's renewable performance tracking programs and data collection process (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate oversurveying (where one respondent receives multiple surveys) and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues. Recognizing that performance programs must do more than just measure satisfaction, NRC has developed a one-page reporting format called the NRC Action Plan that provides a basis on which to make improvements. NRC Action Plans show healthcare organizations which service factors their customer groups value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time.

        Renewable Syndicated Service. The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. This service accounted for 11% and 10% of the Company's total revenues in 1997 and 1996, respectively. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey, which is the largest of its kind, asks consumers via a pre-recruited third-party panel, members of which are sent Market Guide questionnaires to complete, to evaluate their health plans, health systems, physicians/caregivers and personal health status. Representing the views of one in every 650 households across every county in the continental United States, the Market Guide provides name specific performance data on 600 managed care plans and 2,500 hospitals nationwide and addresses more than 100 data items relevant to healthcare payers, providers and purchasers. Utilizing this proprietary database, the Company is able to produce reports which are customized to meet individual client's specific information needs. Among the data featured are benchmarks specific to the National Committee for Quality Assurance ("NCQA") standardized Health Plan Employer Data and Information Set Member Satisfaction Survey that compare health plans on a local, state and/or national level. Similarly, the service's national name search feature allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. The service's trending capacity details how the performance of a healthcare organization changes over time. Other data collected in the Market Guide profile health plan market share, consumers' health plan decision making factors, physician/caregiver accessibility, hospital/healthcare system quality and chronic patient populations. The Company gives clients easy access to the customized version of the Market Guide they purchase via its CD-ROM-based desktop delivery system - the Report Card System. This delivery system allows healthcare professionals to generate reports in numerous formats to support their decision making.

        Custom Research. In order to be a sole source provider to its clients, the Company also conducts custom research that measures and monitors market characteristics or issues specific to individual healthcare organizations. NRC's custom research includes consumer recall of promotional and branding campaigns, consumer response to new service offerings and provider perception of health plans and healthcare organizations. The Company generally utilizes phone interviews to collect relevant data for these custom studies. Custom research accounted for 8% and 14% of the Company's total revenues in 1997, and 1996, respectively.

   Clients

        The Company's ten largest clients in both 1997 and 1996 accounted for 64% of the Company's total revenues in those years. The Company's largest client, Kaiser Permanente-Northern California Region ("Kaiser"), accounted for 31% and 40% of the Company's total revenues in 1997 and 1996, respectively. On December 1, 1997, Kaiser informed the Company of its decision to select another organization to perform its performance measurement studies for 1998. The United States Department of Defense, through a primary contractor, United Healthcare Corporation, accounted for 15% of total revenues in 1997. Overall, the Company served more than 225 healthcare organizations in 1997.

   Sales and Marketing

        The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a limited sales force. In order to increase geographic penetration, NRC added one sales associate to its existing three person sales force at the end of the second quarter of 1997 and another in the third quarter of 1997. These new sales associates will direct NRC's sales efforts from Nashville and Atlanta. The Company is also in the process of searching for additional sales associates. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high, per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates. The average healthcare/market research industry experience of the Company's sales associates is over 9 years.

        Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences such as the National Managed Healthcare Congress and American Association of Health Plans' Institute. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. In addition, NRC plans to implement a telemarketing sales strategy in 1998 to qualify the highest quality potential leads. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences; (iii) monthly "Perspectives on Performance" articles (which are in-depth discussions of performance tracking applications, trends and policies) sent to current clients and top prospects; (iv) fostering relationships with key industry constituencies (Health Care Financing Administration, The Joint Commission on Accreditation of Healthcare Organizations and NCQA); and (v) an annual Quality Leaders award program recognizing top-ranking HMOs and health systems in approximately 100 markets. The Company is also co-authoring an industry manual with renowned researcher John E. Ware, Ph.D., of the New England Medical Center's Health Institution.

        The Company's integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals as well as direct sales force initiated prospect contact. The sales process typically spans a 90-day period encompassing the identification of a healthcare organization's information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations) and the closing of the sale. The Company's sales cycle varies depending on the particular service being marketed and the size of the potential project.

   Competition

        The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations' internal marketing, market research and/or quality improvement departments which create their own performance measurement tools and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment.
   The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with (i) traditional market research firms which are significant providers of survey-based, general market research and (ii) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company's services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company's market. There are relatively few barriers to entry into the Company's market, and the Company expects increased competition in its market, which could adversely affect the Company's operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

        The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated Market Guide and comparative performance database, and its relationships with leading healthcare payers and providers position the Company to compete in this market.

   Intellectual Property and Other Proprietary Rights

        The Company's success is in part dependent upon its data collection process, research methods, data analysis techniques and internal systems and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patients; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee nondisclosure agreements to protect its systems and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims.

   Employees

        As of December 31, 1997, the Company employed a total of 74 persons on a full-time basis. In addition, as of such date the Company had 130 part-time associates primarily in its survey operations, representing approximately 93 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent.

   Executive Officers of the Registrant

        The following table sets forth certain information, as of March 15, 1998, regarding the executive officers of the Company:

        Name          Age        Positions

   Michael D. Hays     43        President, Chief Executive Officer and
                                 Director

   Jona S. Raasch      39        Vice President and Chief Operations Officer

   Patrick E. Beans    40        Vice President, Treasurer, Chief Financial
                                 Officer, Secretary and Director

   Sharon Flaherty     50        Vice President - Sales, Marketing and Client
                                 Services


        Michael D. Hays has served as President and Chief Executive Officer and as a director since he founded the Company in 1981. Prior thereto, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

        Jona S. Raasch has served as Vice President and Chief Operations Officer since September 1988. Prior to joining the Company, Ms. Raasch held various positions with A.C. Nielsen.

        Patrick E. Beans has served as Vice President, Treasurer and Chief Financial Officer since August 1997, as Secretary since September 1997, as a director since October 1997 and as the principal financial officer since he joined the Company in August 1994. From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.

        Sharon Flaherty joined the Company in December 1996 and serves as Vice President-Sales, Marketing and Client Services. From 1972 until joining the Company, Ms. Flaherty held various positions with Kaiser Foundation Health Plan, Inc. and its affiliates, an HMO, including the last three years (from May 1993 to June 1996) as President of Kaiser Foundation Health Plan of Texas.

        Executive officers of the Company are elected by, and serve at the discretion of, the Company's Board of Directors. There are no family relationships between any directors or executive officers of NRC.

   Item 2.  Properties

        The Company's headquarters is located in approximately 25,000 square feet of leased office space in Lincoln, Nebraska. This facility houses all the capabilities necessary for NRC's survey programming, printing and distribution; telephone interviewing; data processing, analysis and report generation; marketing; and corporate administration. The lease on this facility expires on December 31, 1999.

   Item 3.  Legal Proceedings

        The Company is not subject to any material pending litigation.

   Item 4.  Submission of Matters to a Vote of Security Holders

        On October 3, 1997, the shareholders of the Company, by unanimous written consent in lieu of a special meeting, approved the National Research Corporation Director Stock Plan.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   (a) The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from October 10, 1997, the date of the initial public offering of the Common Stock, through December 31, 1997:

                                                          High      Low

             Fourth quarter ended December 31, 1997       23        4-7/8

             On March 10, 1998, there were approximately 18 shareholders of record for the Common Stock.

             The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all of its future earnings for use in the expansion and operation of its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition, contractual restrictions and such other factors deemed relevant by the Board of Directors.

             Since its S Corporation election in 1994, the Company has made cash distributions to its shareholders in amounts necessary to allow the shareholders to at least pay the Federal and state income taxes on their proportionate shares of the Company's net income. In connection with the termination of the Company's S Corporation status (which was done concurrently with the Company's initial public offering of the Common Stock), the Company made distributions of $2,230,730 to its existing shareholders. The Company will not make any additional distributions of this kind in the future.

   (b) The Company's Registration Statement on Form S-1 (Registration No. 333-33273) (the "Registration Statement") relating to the offer and sale (the "Offering") of an aggregate of 2,415,000 shares of Common Stock was declared effective by the Securities and Exchange Commission on October 9, 1997. Of the 2,415,000 shares of Common Stock registered under the Registration Statement, 1,250,000 shares were sold by the Company and 1,165,000 shares (including 315,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters) were sold by a certain shareholder of the Company, Michael D. Hays (the "Selling Shareholder").

             During the period covered by this report, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The entire net proceeds to the Company of $16,841,089 are currently being held in temporary investments of United States government securities with maturities of two years or less.

   Item 6.  Selected Financial Data

        The selected statement of income data for the years ended
   December 31, 1997, 1996, 1995 and 1994 and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 1993 and the balance sheet data at December 31, 1994 and 1993 are derived from unaudited financial statements not included herein.



                                                                                       Year Ended December 31,
                                                                       1997          1996           1995        1994       1993
                                                                                (In thousands, except per share data)
    Statement of Income Data:
    Revenues:
      Renewable performance tracking services . . . . . . . . . .      $13,188           $9,569      $6,839      $4,420     $507
      Renewable syndicated service  . . . . . . . . . . . . . . .        1,758            1,276         493         652      435
      Custom and other research . . . . . . . . . . . . . . . . .        1,338            1,755       1,585       1,683    1,869
                                                                       -------          -------      ------      ------    -----
         Total revenues . . . . . . . . . . . . . . . . . . . . .       16,284           12,600       8,917       6,755    2,811

    Operating expenses:
      Direct expenses . . . . . . . . . . . . . . . . . . . . . .        7,178            5,685       3,495       2,967    1,083
      Selling, general and administrative . . . . . . . . . . . .        3,980            3,060       2,364       2,044    1,167
      Depreciation and amortization . . . . . . . . . . . . . . .          159              173         119          86       50
      Special compensation charge . . . . . . . . . . . . . . . .        1,740                -           -           -        -
                                                                       -------          -------      ------      ------    -----
         Total operating expenses . . . . . . . . . . . . . . . .       13,057            8,918       5,978       5,097    2,300
                                                                       -------          -------      ------      ------    -----
    Operating income  . . . . . . . . . . . . . . . . . . . . . .        3,227            3,682       2,939       1,658      511
    Other income and expenses, net  . . . . . . . . . . . . . . .          367              152         108          46       12
                                                                       -------          -------      ------      ------    -----
    Income before income taxes  . . . . . . . . . . . . . . . . .        3,594            3,834       3,047       1,704      523
    Provision for income taxes  . . . . . . . . . . . . . . . . .          376                -           -         114        9
    Pro forma income taxes(1) . . . . . . . . . . . . . . . . . .          804            1,534       1,219         583        -
                                                                       -------          -------      ------      ------    -----
    Pro forma net income(1) . . . . . . . . . . . . . . . . . . .       $2,414           $2,300      $1,828      $1,007   $  514
                                                                       =======          =======      ======      ======    =====
    Pro forma net income per share - basic
       and diluted(1) . . . . . . . . . . . . . . . . . . . . . .       $ 0.37           $ 0.37
                                                                       =======          =======
    Weighted average shares outstanding -
        basic and diluted(2)  . . . . . . . . . . . . . . . . . .        6,440            6,185

                                                                                            December 31,

                                                                        1997             1996        1995        1994      1993
                                                                                              (In thousands)
    Balance Sheet Data:
    Working capital . . . . . . . . . . . . . . . . . . . . . . .      $17,681           $2,018      $1,534      $1,358      $54
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .       22,563            6,153       4,996       3,539    1,368
    Total debt  . . . . . . . . . . . . . . . . . . . . . . . . .            -                -           -           9       54
    Total shareholders' equity  . . . . . . . . . . . . . . . . .       18,121            2,079       1,830       1,623      290
   _____________________

   (1)  From 1984 through July 31, 1994, the Company was a C Corporation.  From August 1, 1994 through October 13, 1997, the
        Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the five months ended December 31, 1994, for the years ended December 31, 1995 and 1996 or from January 1, 1997 to October 13, 1997.  Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the
        Company was an S Corporation as if it had been a C Corporation.

   (2)  Includes 129,812 shares of Common Stock which, had they been issued (at $13.95 per share, the initial public offering price less the underwriting discount), would have generated cash sufficient to fund the portion of the estimated S
        Corporation distributions and special (cash) compensation expense that are in excess of the Company's 1996 net income.
        See Note 1 to the Company's Financial Statements.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed below in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import.
   Similarly, statements that describe the Company's future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the Company's reliance on a limited number of key clients for the majority of its revenues, the Company's dependence on performance tracking contract renewals, fluctuations in the Company's operating results related to the Market Guide, increased competition, changes in conditions affecting the healthcare industry, the Company's ability to manage its growth and to successfully integrate any possible future acquisitions and the Company's ability to provide timely and accurate performance tracking and market research to its clients. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Overview

        The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company offers three primary types of information services: renewable performance tracking services, a renewable syndicated service and custom research. The Company expects that revenues from its custom research activities will increase on an annual basis, but at a lower rate than revenues from its renewable services (i.e., revenues generated pursuant to a service whose nature contemplates continued renewals) because of the Company's increasing focus on its renewable services.

        The Company's renewable performance tracking service, the Listening System, is a performance tracking tool for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. Revenues and direct expenses are recognized on a percentage of completion basis.

        The Company's renewable nationally syndicated service, the Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey is a comprehensive consumer-based healthcare assessment. Market Guide services are generally provided pursuant to contracts which have durations of four to six months and that provide for the receipt of survey results that are customized to meet an individual client's specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for the Market Guide are billed prior to or at delivery. The Company recognizes revenue when the Market Guides are delivered to the customers pursuant to their contracts, typically in the third quarter of the year.
   Substantially all of the related costs are deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. The Company generally has some incidental sales of the Market Guide subsequent to completion of each edition. Revenues and marginal expenses related to such incidental sales are recognized upon delivery. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery. As a result, the Company's margins vary throughout the year.

        The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company's custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenues and direct expenses are recognized on a percentage of completion basis.

   Results of Operations

        The following table sets forth, for the periods indicated, selected financial information derived from the Company's financial statements, expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period. The trends illustrated in the following table may not necessarily be indicative of future results. In December 1997, the Company's largest client, Kaiser, which accounted for 31% of the Company's total revenues in 1997, informed the Company of its decision to select another organization to perform its performance measurement studies for 1998. Due to the Company's loss of Kaiser as a client, operating results may be negatively impacted, particularly in the short-term. The discussion that follows the table should be read in conjunction with the Company's financial statements.



                                                                            Percentage of Total Revenues    Percentage Increase
                                                                              Year Ended December 31,           (Decrease)

                                                                                                                       1996
                                                                                                          1997 over    over
                                                                           1997       1996       1995       1996       1995
    Revenues:
      Renewable performance tracking services.........                     81.0%       75.9%      76.7%      37.8%      39.9%
      Renewable syndicated service....................                     10.8        10.1        5.5       37.7      158.7
      Custom and other research.......................                      8.2        14.0       17.8      (23.7)      10.8
                                                                          -----       -----      -----
              Total revenues..........................                    100.0       100.0      100.0       29.2       41.3
                                                                          =====       =====      =====

    Operating expenses:
      Direct expenses.................................                     44.1        45.1       39.2       26.3       62.7
      Selling, general and administrative.............                     24.4        24.3       26.5       30.1       29.4
      Depreciation and amortization...................                      1.0         1.4        1.3       (8.2)      45.4
      Special compensation charge.....................                     10.7          -          -       100.0          -
                                                                          -----       -----      -----
              Total operating expenses................                     80.2        70.8       67.0       46.4       49.2
                                                                          -----       -----      -----
    Operating income..................................                     19.8%       29.2%      33.0%      (12.4)%    25.3%
                                                                          =====       =====      =====

   Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

        Total revenues. Total revenues increased 29.2% in 1997 to $16.3 million from $12.6 million in 1996. Revenues from the Company's renewable performance tracking services increased 37.8% in 1997 to $13.2 million from $9.6 million in 1996 due primarily to the addition of new clients and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues from the Company's renewable syndicated service increased 37.7% to $1.8 million in 1997 from $1.3 million in 1996. Such increase reflects the addition of new syndicated service clients. The Company's custom research revenue decreased 23.7% to $1.3 million in 1997 from $1.8 million in 1996. The decrease reflects the Company's primary focus on the other services provided by the Company.

        Direct expenses. Direct expenses increased 26.3% to $7.2 million in 1997 from $5.7 million in 1996. The increase in direct expenses was due to increases in postage expenses of $630,000, printing expenses of $161,000 and labor and payroll expenses of $642,000. Direct expenses decreased as a percentage of total revenues to 44.1% in 1997 from 45.1% in 1996. The decrease in direct expenses as a percentage of total revenues was due primarily to incidental sales of the 1996 edition of the Market Guide during 1997.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.1% to $3.9 million in 1997 from $3.1 million in 1996. This increase was primarily due to an increase of $443,000 associated with the expansion of the Company's sales and marketing work force, an increase of $126,000 in expenses related to enhancements to the Company's dynamic questionnaire production software and an increase of $68,000 in profit sharing expense. Selling, general and administrative expenses increased as a percentage of revenues to 24.4% in 1997 from 24.3% in 1996.

        Depreciation and amortization. Depreciation and amortization expense decreased 8.2% to $159,000 in 1997 from $173,000 in 1996 but remained relatively constant as a percentage of revenues at 1.0% and 1.4% in 1997 and 1996, respectively.

        Provision for income taxes. The provision for income taxes totaled $376,000 for 1997, plus pro forma income taxes for 1997 of $803,000, for total income taxes for 1997 of $1,179,000 (32.8% effective tax rate), which included a $258,000 nonrecurring income tax benefit created by the termination of the Company's S Corporation status in October 1997 in connection with the Company's initial public offering. Without the nonrecurring income tax benefit, total income taxes for 1997 would have been $1,437,000 (39.9% effective tax rate), which compared to a $1,534,000 pro forma income tax expense for 1996 (40.0% effective tax rate).

   Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

        Total revenues. Total revenues increased 41.3% in 1996 to $12.6 million from $8.9 million in 1995. Revenues from the Company's renewable performance tracking services increased 39.9% in 1996 to $9.6 million from $6.8 million in 1995 due primarily to an increase in the scope of existing tracking projects and, to a lesser extent, the addition of new clients and an increase in the number of new projects for existing clients. Revenues from the Company's renewable syndicated service increased 158.7% to $1.3 million in 1996 from $493,000 in 1995 due to the timing of releases of new editions of the Market Guide. A new edition of the Market Guide was published in 1996 but not in 1995 since the Market Guide was published on a bi-annual basis prior to 1996. Revenues from the Company's custom research increased 10.8% to $1.8 million in 1996 from $1.6 million in 1995.

        Direct expenses. Direct expenses increased 62.7% to $5.7 million in 1996 from $3.5 million in 1995. Direct expenses increased as a percentage of total revenues to 45.1% in 1996 from 39.2% in 1995. The increase in direct expenses as a percentage of total revenues was due to higher staffing levels in 1996 which increased labor and payroll expenses by $845,000, increased postage and printing expenses of $515,000, one-time costs of $122,000 associated with converting the internal processing of certain surveys to a new image scanning and editing system, and sales of the Market Guide in 1996 at lower gross margins than sales in 1995 since a new edition of the Market Guide (with associated costs) was published in 1996 but not in 1995.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 29.4% to $3.1 million in 1996 from $2.4 million in 1995. Selling, general and administrative expenses decreased as a percentage of total revenues to 24.3% in 1996 from 26.5% in 1995. The decrease in these expenses as a percentage of total revenues reflects the Company's efforts to spread its general and administrative costs over a higher revenue base, which were partially offset by an increase in selling and marketing expenses of $222,000.

        Depreciation and amortization. Depreciation and amortization expense increased 45.4% to $173,000 in 1996 from $119,000 in 1995 but remained relatively constant as a percentage of total revenues at 1.4% and 1.3% in 1996 and 1995, respectively. The aggregate increase was principally due to computer equipment purchases to improve internal systems to support business growth.

   Liquidity and Capital Resources

        The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures. The cash flow of the Company and its cash position was enhanced by the issuance of common stock in the Company's initial public offering during 1997.

        As of December 31, 1997, the Company had cash and cash equivalents of $4.7 million and working capital of $17.7 million.

        During 1997, the Company generated $1.5 million of net cash from operating activities as compared to $6.3 of net cash generated during 1996. The decrease in cash flow was due, in part, to the timing of the collection of a $1.3 million account receivable in January 1996 and the timing of costs incurred in advance of billings on certain projects, combined with the growth in accounts receivable, unbilled revenues and deferred revenues. The decrease in operating cash flow was also due to the special compensation charge in the fourth quarter of $1.7 million in connection with the Company's initial public offering.

        Net cash used in investing activities was $12.1 million for 1997 and $1.2 million for 1996. The 1997 increase in cash used by investing was primarily due to the purchasing of investments available-for-sale, which was offset by an investment of $341,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business. The 1996 use of cash was primarily a result of an increase in investments available-for-sale and an investment of $272,000 in furniture, computer equipment and production equipment. The Company's investments available-for-sale consist principally of United States government securities with maturities of two years or less.

        Net cash provided by financing activities was $12.5 million for 1997, compared to net cash used of $3.3 million in 1996. Net cash provided by financing activities for 1997 was the result of the Company's receipt of approximately $16.8 million of net proceeds from its initial public offering. The primary use of cash for financing activities was S Corporation distributions to shareholders of $4.3 million and $3.3 million for 1997 and 1996, respectively.

        The Company has budgeted approximately $400,000 for expenditures in 1998, to be funded through cash generated from operations. The Company expects that capital expenditures during 1998 will be primarily for telecommunications equipment, computer hardware, product equipment and furniture.

        The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of December 31, 1997 and 1996, the Company had $2.3 million and $2.2 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At December 31, 1997 and 1996, the Company had $560,000 and $282,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

        On October 16, 1997, the Company completed the initial public offering of shares of its Common Stock, resulting in net proceeds to the Company of approximately $16.8 million. The Company believes the net proceeds of this offering together with cash flows from operations and existing cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

   Year 2000

        The Company has completed an assessment and developed plans to address issues related to the impact of the year 2000 on its computer systems. Financial and operational systems have been assessed, and initial plans have been developed to address the requirements. Many of the software programs used by the Company are already compliant with the requirements of year 2000 processing. The remaining systems are currently being upgraded to new vendor versions which, in addition to providing increased functionality, will address the year 2000 issue. All of these upgrades are expected to be completed prior to any anticipated impact of the year 2000 on the Company's operations. The financial impact of upgrading software is not expected to be material to the Company's consolidated financial position, results of operations or cash flow.

   Accounting Pronouncements

        Statements of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information, were issued in June, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company anticipates adopting these accounting pronouncements in 1998; however, management believes that they will not have a significant impact on the Company's financial statements. SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998 and is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises disclosure requirements for pension and other postretirement benefits plans. The Company does not expect any impact on its financial statements due to SFAS 132 because the Company does not sponsor defined benefit or other postretirement benefits covered by this accounting standard.

   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

        Not applicable.

   Item 8.  Financial Statements and Supplementary Data

   Quarterly Financial Data (Unaudited)

        Selected quarterly financial information for the fiscal years ended December 31, 1997 and 1996 is as follows (in thousands, except per share data):

                                                                                  Quarter
                                                                                   Ended
                                                           Dec.     Sept.    June     Mar.     Dec.    Sept.     June     Mar.
                                                            31,      30,     30,      31,      31,      30,       30,      31,
                                                           1997     1997     1997     1997     1996     1996     1996    1996
    Revenues:
     Renewable performance tracking services  . . . .    $3,800   $3,433  $3,083   $2,871    $2,936  $2,320   $2,191   $2,122
     Renewable syndicated services  . . . . . . . . .       462      852     103      341       252     923       19       82
     Custom and other research  . . . . . . . . . . .       341      446     324      228       459     397      452      447
                                                        -------  -------  ------  -------   -------  ------   ------  -------
         Total revenues . . . . . . . . . . . . . . .     4,603    4,731   3,510    3,440     3,647   3,640    2,662    2,651
    Direct expenses . . . . . . . . . . . . . . . . .     1,840    2,327   1,618    1,393     1,432   1,926    1,195    1,132
    Selling, general and administrative . . . . . . .     1,149      995     886      951     1,064     677      659      660
    Depreciation and amortization . . . . . . . . . .        37       43      37       42        60      41       36       36
    Special compensation charge . . . . . . . . . . .     1,740       --      --       --        --      --       --       --
                                                        -------  -------  ------  -------   -------  ------   ------  -------
    Operating income (loss) . . . . . . . . . . . . .     (163)    1,366     969    1,054     1,091     996      772      823
    Other income and expenses, net  . . . . . . . . .       215       55      52       45        45      32       38       37
    Provision for income taxes  . . . . . . . . . . .       376      --      --       --        --      --       --       --
    Pro forma income taxes (benefit)(1) . . . . . . .     (613)      568     408      440       455     411      324      344
                                                        -------  -------  ------  -------   -------  ------   ------  -------
    Pro forma net income(1) . . . . . . . . . . . . .   $   289  $   853  $  613  $   659   $   681 $   617  $   486  $   516
                                                        =======  =======  ======  =======   =======  ======   ======  =======
    Pro forma net income per share - basic
       and diluted(1) . . . . . . . . . . . . . . . .   $  0.04  $  0.14  $ 0.10  $  0.11     $.011   $0.10  $  0.08  $  0.08

    Weighted average shares outstanding -
       basic and diluted(2) . . . . . . . . . . . . .     7,195    6,185   6,185    6,185     6,185   6,185    6,185    6,185

   _______________________

   (1)  From August 1, 1994 through October 13, 1997, the Company was an S Corporation and, accordingly, was not subject to
        Federal and state income taxes for any of the quarterly periods presented, except from October 14, 1997 to December 31,
        1997.  Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation.

   (2)  Includes 129,812 shares of Common Stock which, had they been issued (at $13.95 per share, the initial public offering price less the underwriting discount), would have generated cash sufficient to fund the portion of the estimated S
        Corporation distributions and special (cash) compensation expense that are in excess of the Company's 1996 net income.
        See Note 1 to the Company's Financial Statements.


                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors
   National Research Corporation:


   We have audited the accompanying balance sheets of National Research Corporation as of December 31, 1997 and 1996 and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP


   Lincoln, Nebraska
   February 6, 1998

                          NATIONAL RESEARCH CORPORATION

                                 Balance Sheets

                           December 31, 1997 and 1996

    Assets                                          1997           1996
    Current assets:
     Cash and cash equivalents  . . . . . . . $  4,688,352   $  2,782,212
     Investments in marketable debt
       securities   . . . . . . . . . . . . .   13,220,553      1,476,965
     Trade accounts receivable, less
       allowance for doubtful accounts of
       $62,808 and $45,000 in 1997
       and 1996, respectively  .  . . . . . .    3,094,772      1,216,812
     Unbilled revenues  . . . . . . . . . . .      559,856        282,358
     Prepaid expenses and other   . . . . . .      184,156         46,022
     Deferred income taxes  . . . . . . . . .      127,225              -
                                               -----------    -----------
         Total current assets . . . . . . . .   21,874,914      5,804,369
                                               -----------    -----------
     Property and equipment:
     Furniture and equipment  . . . . . . . .      382,654        291,514
     Computer equipment   . . . . . . . . . .      681,563        481,055
                                               -----------    -----------
                                                 1,064,217        772,569
     Less accumulated depreciation and
     amortization   . . . . . . . . . . . . .      544,262        434,937
                                               -----------    -----------
         Net property and equipment . . . . .      519,955        337,632
                                               -----------    -----------
    Deferred income taxes . . . . . . . . . .      155,775              -
    Other . . . . . . . . . . . . . . . . . .       12,482         10,657
                                               -----------    -----------

         Total assets . . . . . . . . . . . .  $22,563,126     $6,152,658
                                               ===========    ===========

       Liabilities and Shareholders' Equity

    Current liabilities:
     Accounts payable and accrued
       expenses  . . . . . . . . .  . . . . .     $615,930       $494,614
     Accrued wages, bonuses and profit
       sharing  . . . . . . . . . . . . . . .    1,161,917        764,784
     Dividends payable  . . . . . . . . . . .            -        359,384
     Income taxes payable   . . . . . . . . .      118,000              -
     Billings in excess of revenues
       earned  . . . . . . . . . . . . . . . .   2,297,751      2,168,026
                                               -----------    -----------
         Total current liabilities  . . . . .    4,193,598      3,786,808


    Bonuses and profit sharing accruals . . .      248,684        286,443
                                               -----------    -----------
         Total liabilities  . . . . . . . . .    4,442,282      4,073,251
                                               -----------    -----------

    Shareholders' equity:
     Preferred stock, $.01 par value;
       authorized 2,000,000 shares no shares
       issued and outstanding   . . . . . . . .          -              -
     Common stock, $.001 par value;
       authorized 20,000,000 shares, issued and
       outstanding 7,305,000 and 6,055,000 in
       1997 and 1996, respectively  . . . . . .      7,305          6,055
     Additional paid-in capital   . . . . . .   16,839,839              -
     Retained earnings  . . . . . . . . . . .    1,273,700      2,073,352
                                               -----------    -----------
         Total shareholders' equity . . . . .   18,120,844      2,079,407
                                               -----------    -----------
    Commitments and contingencies

         Total liabilities and shareholders'
         equity . . . . . . . . . . . . . . .  $22,563,126     $6,152,658
                                               ===========     ==========
    See accompanying notes to financial statements.

                           NATIONAL RESEARCH CORPORATION

                                Statements of Income

                  Years ended December 31, 1997, 1996 and 1995

                                         1997          1996         1995
    Revenues:
     Renewable performance
        tracking services . . . .    $ 13,187,685  $  9,568,915  $ 6,839.410
     Renewable syndicated service       1,757,691     1,276,423      493,416
     Custom and other research  .       1,338,757     1,754,895    1,584,533
                                      -----------   -----------   ----------
         Total revenues . . . . .      16,284,133    12,600,233    8,917,359
                                      -----------   -----------   ----------
    Operating expenses:

     Direct expenses  . . . . . .       7,178,408     5,685,200    3,494,706
     Selling, general and
        administrative  . . . . .       3,980,316     3,060,189    2,364,269
     Depreciation and amortization        159,013       173,148      119,093
     Special compensation charge        1,740,000          -            -
                                       ----------    ----------    ---------
         Total operating expenses      13,057,737     8,918,537    5,978,068
                                       ----------    ----------    ---------
         Operating income . . . .       3,226,396     3,681,696    2,939,291
                                       ----------    ----------    ---------
    Other income:
     Interest income  . . . . . .         366,978       125,948      106,300
     Other, net   . . . . . . . .              55        26,484        1,651
                                       ----------    ----------    ---------
         Total other income . . .         367,033       152,432      107,951
                                       ----------    ----------    ---------
         Income before income
           taxes  . . . . . . . .       3,593,429     3,834,128    3,047,242

     Provision for income taxes           376,000          -           -
                                       ----------    ----------    ---------
         Net income . . . . . . .     $ 3,217,429  $  3,834,128  $ 3,047,242

    Pro forma information:
     Net income   . . . . . . . .     $ 3,217,429  $  3,834,128  $ 3,047,242
     Pro forma income taxes   . .         803,463     1,533,651    1,218,897
                                       ----------    ----------   ----------
         Pro forma net income . .     $ 2,413,966   $ 2,300,477  $ 1,828,345
                                       ==========    ==========   ==========
    Pro forma net income per share
    - basic and diluted . . . . .   $        0.37      $   0.37
                                       ==========    ==========

     See accompanying notes to financial statements.


                          NATIONAL RESEARCH CORPORATION

                       Statements of Shareholders' Equity

                   For the three years ended December 31, 1997


                                                                             Additional
                                                Preferred      Common         Paid-in         Retained
                                                  Stock        Stock          Capital         Earnings            Total
    Balances at December 31, 1994 . . . . .                $  6,055        $         -      $ 1,755,716       $  1,761,771
                                                 $ -
    Net income  . . . . . . . . . . . . . .        -             -                   -        3,047,242          3,047,242

    Dividends declared, $.49 per share  . .        -             -                   -       (2,979,448)        (2,979,448)
                                              ------       -------            --------      -----------       ------------

    Balances at December 31, 1995 . . . . .        -          6,055                  -        1,823,510          1,829,565


    Net income  . . . . . . . . . . . . . .        -             -                   -        3,834,128          3,834,128

    Dividends declared, $.59 per share  . .        -             -                   -       (3,584,286)        (3,584,286)
                                              ------       --------           --------       ----------        ----------
    Balances at December 31, 1996 . . . . .        -          6,055                  -        2,073,352          2,079,407

    Issuance of 1,250,000 shares of
     common stock, net of offering
     expenses   . . . . . . . . . . . . . .        -          1,250          16,839,839               -         16,841,089

    Net income  . . . . . . . . . . . . . .        -             -                   -        3,217,429          3,217,429

    Dividends declared, $.55 per share  . .        -             -                   -       (4,017,081)        (4,017,081)
                                              ------       --------          ----------      ----------        -----------

    Balances at December 31, 1997 . . . . .   $    -       $  7,305        $ 16,839,839     $ 1,273,700       $ 18,120,844
                                              ======       ========          ==========       =========        ===========

     See accompanying notes to financial statements.



                          NATIONAL RESEARCH CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                                       1997             1996            1995
    Cash flows from operating activities
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,217,429     $  3,834,128     $ 3,047,242
     Adjustments to reconcile net income to net
        cash provided by operating activities:

       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          159,013          173,148         119,093
       Loss on sale of property and equipment   . . . . . . . . . . . . . . .               -            32,837              -
       Change in assets and liabilities:
         Trade accounts receivable  . . . . . . . . . . . . . . . . . . . . .       (1,877,960)       1,695,310      (2,355,788)
         Unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . . .         (277,498)        (185,024)        (97,334)
         Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .         (139,959)         (21,412)          1,278
         Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . .         (283,000)              -               -
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          121,316          134,626         128,422

         Accrued wages, bonuses and profit sharing  . . . . . . . . . . . . .          359,374          402,788         449,724
         Billings in excess of revenues earned  . . . . . . . . . . . . . . .          129,725          279,872         488,969
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .          118,000               -               -
         Increase in cash surrender value of life insurance . . . . . . . . .                -               -          (27,211)
                                                                                    ----------        ---------       ---------
                Net cash provided by operating activities . . . . . . . . . .        1,526,440        6,346,273       1,754,395
                                                                                    ----------        ---------       ---------
    Cash flows from investing activities:
     Purchases of property and equipment  . . . . . . . . . . . . . . . . . .         (341,339)        (272,235)       (160,923)
     Purchases of securities available-for-sale   . . . . . . . . . . . . . .      (13,553,644)      (4,154,720)     (1,503,726)
     Proceeds from the maturities of securities
         available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . .        1,810,058        3,265,000       1,650,000
                                                                                    ----------        ---------       ---------
                Net cash used in investing activities . . . . . . . . . . . .      (12,084,925)      (1,161,955)        (14,649)
                                                                                    ----------        ---------       ---------
    Cash flows from financing activities:
     Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,376,464)      (3,336,906)     (2,709,572)
     Payments on capital leases   . . . . . . . . . . . . . . . . . . . . . .               -                -          (12,301)
     Proceeds from issuance of common stock   . . . . . . . . . . . . . . . .       16,841,089               -               -
     Payments to acquire common stock   . . . . . . . . . . . . . . . . . . .                -               -          (29,106)
                                                                                    ----------        ---------      ----------
                Net cash provided by (used in)
                financing activities  . . . . . . . . . . . . . . . . . . . .       12,464,625       (3,336,906)     (2,750,979)
                                                                                    ----------        ---------       ---------
                Net increase (decrease) in cash
                and cash equivalents  . . . . . . . . . . . . . . . . . . . .        1,906,140        1,847,412      (1,011,233)

    Cash and cash equivalents at beginning of period  . . . . . . . . . . . .        2,782,212          934,800       1,946,033
                                                                                     ---------        ---------      ----------
    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .      $ 4,688,352      $ 2,782,212     $   934,800
                                                                                     ---------        ---------      ----------
    Supplementary information
     Cash paid for:
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        -       $        -      $       431
                                                                                     ========         =========       =========
       Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  541,000       $        -      $         -
                                                                                     ========         =========       =========
   Noncash investing and financing activities:

   In 1996, the Company assigned a life insurance policy to its majority shareholder and recorded a dividend of $178,236 for the cash surrender value of the life insurance policy.

   See accompanying notes to financial statements.


                          NATIONAL RESEARCH CORPORATION
                          Notes to Financial Statements


   (1)  Summary of Significant Accounting Policies

   Description of Business and Basis of Presentation

    National Research Corporation (the "Company") is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. One client accounted for 31.1%, 40.4% and 43.7% of total revenues in 1997, 1996 and 1995, respectively. This client canceled its contract for performance measurement studies in December of 1997. Another client accounted for 13.6% of total revenues in 1995. A third client accounted for 15.1% of the total revenues in 1997. The Company operates in a single industry segment.

   Basis of Presentation

    Pro Forma Net Income and Net Income Per Share - Pro forma net income and pro forma income per share has been computed assuming that the Company had been taxed as a C Corporation for Federal and state income tax purposes for all periods presented. Pro forma income per share has been calculated following the adoption of Statement of Financial Accounting Standards
   (SFAS) 128, Earnings per Share, which has changed the method for calculating income per share. SFAS 128 requires the presentation of "basic" and "diluted" income per share data on the face of the income statement. Prior period income per share data has been restated in accordance with SFAS 128. Pro forma income per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, weighted average shares outstanding for 1997 and 1996 include the pro forma effect of shares that would have had to have been issued (at $13.95 per share, the initial public offering price less the underwriting discount expense) to generate sufficient cash to fund the portion of the approximately $5.6 million of S Corporation distributions and special
   (cash) compensation expense that are in excess of the net income for the year ended December 31, 1996. The weighted average shares outstanding is calculated as follows:


                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    1997            1996

    Common stock  . . . . . . . . . . . . .      6,309,728       6,055,000
    Dilutive effect of assumed initial
    public offering shares for
    distribution  . . . . . . . . . . . . .        129,812         129,812
                                                 ---------       ---------
       Weighted average common
       shares - Basic . . . . . . . . . . .      6,439,540       6,184,812
    Dilutive effect of options issued . . .            694           --
                                                 ---------       ---------
       Weighted average common shares and
       common share equivalents
       - Diluted  . . . . . . . . . . . . .      6,440,234       6,184,812
                                                 =========       =========

    There are no reconciling items between the Company's reported pro forma net income and pro forma net income used in the computation of basic and diluted income per share.

   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

    The Company derives a substantial majority of its operating revenues from its annually renewable services, which include the NRC Listening System ("Renewable Performance Tracking Services") and the NRC Healthcare Market Guide ("Renewable Syndicated Service"). Under the NRC Listening System, the Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its syndicated NRC Healthcare Market Guide, the Company publishes healthcare market information to its clients generally on an annual or (prior to 1996) biannual basis. The Company also derives revenues from custom and other research projects.

    The Company recognizes revenues from its Renewable Performance Tracking Services and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and customers are obligated to pay as services are performed.
   The recognized revenue is the percent of estimated total revenues that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon most recent information. Losses expected to be incurred on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

    The Company recognizes revenue on a completed contract basis for its Renewable Syndicated Service contracts with its principal customers. Characteristics of these contracts include durations of four to six months, progress to completion cannot be reasonably defined, and various intermediate steps in the process overlap in stages of progress for different contracts. The Company defers direct costs of preparing the survey data for the Renewable Syndicated Service. The Company recognizes revenues and related direct costs for its Renewable Syndicated Service upon delivery to its principal customers. Customers have no obligation to pay for these services until the services are delivered. The Company generates additional revenues from incidental customers subsequent to the completion of each edition. Revenues and costs for these services are recognized as the customization services are performed and completed.

   Property and Equipment

    Property and equipment is stated at cost. Major expenditures to purchase property or to substantially increase useful lives of property are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

    The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives of five to seven years. The Company uses accelerated methods of depreciation and amortization over estimated useful lives of five to seven years for furniture and fixtures and three to five years for computer equipment.

   Marketable Securities

    All marketable securities held by the Company at December 31, 1997 and 1996 were classified as available-for-sale and recorded at cost, which approximates market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

   Income Taxes

    Effective August 1, 1994, the Company, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. The Company terminated its S Corporation election on October 13, 1997. Therefore, no provision or liability for federal income taxes has been included in these financial statements for the period from January 1, 1997 through October 13, 1997 and for the years ended December 31, 1996 and 1995. Income taxes have been provided on the Company's taxable income from October 14, 1997 through December 31, 1997.

    Upon the termination of its S Corporation election, the Company adopted the asset and liability method of accounting for income taxes of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. (See also note 3.) Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

   Stock Option Plans

    The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method. Under that method, no compensation expense is recorded if the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, pro forma net income and income per share are provided as if the fair value method had been applied.

   Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (2)  Investments in Marketable Debt Securities

    The carrying value of available-for-sale securities by major security type is shown below. Amortized cost approximates fair value.

                                                       December 31,

    Debt securities:                              1997             1996
     Obligations of U.S. government
     agencies   . . . . . . . . . . .         $13,219,350       $1,475,752
    Other . . . . . . . . . . . . . .               1,203            1,213
                                               ----------        ---------
       Total  . . . . . . . . . . . .         $13,220,553       $1,476,965
                                               ==========        =========

    There were no sales of marketable securities in advance of schedule maturities of available-for-sale marketable debt securities during 1997, 1996 or 1995. All marketable debt securities have stated maturities of two years or less.

   (3)  Income Taxes and Pro Forma Income Taxes

    Income tax expense (benefit) for the period of October 14, 1997 through December 31, 1997 consisted of the following components:

                                          Current      Deferred       Total

    Federal . . . . . . . . . . . .     $553,000     $(237,000)   $316,000
    State . . . . . . . . . . . . .      106,000       (46,000)     60,000
                                        --------     ---------    --------
       Total  . . . . . . . . . . .     $659,000     $(283,000)   $376,000
                                        ========     =========    ========

    Income tax expense for the period of October 14, 1997 through December 31, 1997 is based on taxable income of approximately $1,592,500. The difference between the Company's income tax expense as reported in the accompanying financial statements for 1997 and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

    Expected Federal income taxes . . . . . . . . . . . . . . . .   $541,500
    State income taxes, net of federal benefit  . . . . . . . . .     70,100
    Deferred tax benefits recognized upon termination
      of the Company's S Corporation election  . . . . . . . . . .  (258,000)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,400
                                                                    --------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . .   $376,000
                                                                    ========

   Deferred tax assets at December 31, 1997, were comprised of the following:

    Deferred tax assets:
     Allowance for doubtful accounts  . . . . . . . . . . . . .      $24,500
     Accrued expenses   . . . . . . . . . . . . . . . . . . . .      102,725
     Bonus and profit sharing accruals  . . . . . . . . . . . .      155,775
                                                                     -------
       Total deferred tax assets  . . . . . . . . . . . . . . .     $283,000
                                                                     =======

    The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

    The accompanying statements of income reflect a provision for income taxes on a pro forma basis, at a combined rate of 40% (Federal statutory rate of 34% plus estimated state rate, net of federal benefit of 6%) as if the Company was liable for Federal and state income taxes as a taxable corporate entity throughout the periods presented.

    The components of the provision for pro forma income taxes are as follows:


                                  Years ended December 31,
                              1997         1996          1995

    Federal . . . . .      $642,770   $1,226,921      $975,118
    State . . . . . .       160,693      306,730       243,779
                           --------   ----------    ----------
    Pro forma income
    taxes . . . . . .      $803,463   $1,533,651    $1,218,897
                           ========   ==========    ==========

   (4)  Common Stock

    During 1997, the Company reincorporated in Wisconsin and paid a stock dividend of approximately 239.5-to-1, the effects of which were given retroactive effect in the accompanying financial statements. In connection with the reincorporation, the Company also increased its authorized common stock from 100,000 shares to 20,000,0000 shares and authorized up to 2,000,0000 shares of undesignated preferred stock.

    In August 1997, the Company decided to pay special cash bonuses aggregating $1,740,000 to two executive officers prior to the termination of its S Corporation status, with such bonuses intended to fund the purchase of Company shares by such individuals in an initial public offering ("IPO") of the Company's common stock. The related special compensation expense of $1,740,000 was recognized by the Company in the fourth quarter of 1997, concurrent with the completion of the IPO. The special compensation expense reduced the amount otherwise available for distribution to the Company's shareholders prior to the termination of its S Corporation status.

    On October 9, 1997, the Company completed its IPO by issuing 1,250,000 shares of common stock at a price of $15 per share. Net proceeds of $16,841,089 were realized by the Company after deducting the underwriting discount and offering expenses.

   (5)  Stock Option Plans

    In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for the granting of options to purchase up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are five years. At December 31, 1997, there were approximately 562,870 shares available for issuance pursuant to future grants under the Equity Incentive Plan.

    In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not an employee of the Company. On the date of each annual meeting of shareholders of the Company, each such director, if reelected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. No options have been granted under the Director Plan. At December 31, 1997, there were 30,000 shares available for issuance pursuant to future grants under the Director Plan.

    Options to purchase 168,843 shares of common stock were granted concurrent with the completion of the Company's IPO with exercise prices equal to the IPO price of $15 per share. No compensation expense was recorded on this grant. Had compensation cost for the Equity Incentive Plan been determined using the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                       1997
    Pro forma:
        Net income, as reported . . . . . . . . . . . . . . . .       $2,414
        Net income, adjusted for the fair value method  . . . .        2,332

        Income per share, as reported (1) . . . . . . . . . . .        $0.37
        Income per share, adjusted for the fair value
          method (1) . . . . . . . . . . . . . . . . . . . .  .         0.36

       (1) Amounts are the same for both basic and diluted income per share.


    The weighted average fair value of options granted in 1997 was $6.16. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:


    Expected dividend yield at date of grant  . . . . .          0
    Expected stock price volatility . . . . . . . . . .         45%
    Risk-free interest rate in 1997 . . . . . . . . . .       6.00%
    Expected life of options  . . . . . . . . . . . . .       3.75

    The following information relates to options to purchase common stock under the Equity Incentive Plan for the year ended December 31, 1997:


                                                                Weighted
                                                                Average
                                                Options      Exercise Price

    Granted . . . . . . . . . . . . . . .       $168,843           $15
    Forfeited . . . . . . . . . . . . . .         (1,713)           15
                                                --------      --------
    Options outstanding, December 31, 1997       167,130            15
                                                ========      ========
    Exercisable . . . . . . . . . . . . .             --           $15
                                                ========      ========
   (6)  Leases

    The Company leases office space for a monthly base rental payment plus maintenance and utilities. The lease expired on April 30, 1997. Rental expense was $253,034, $183,118 and $168,417 during 1997, 1996 and 1995, respectively, and is included in selling, general and administrative expenses in the statements of income.

    On January 9, 1998, the Company executed a new lease commitment for its existing office space which requires minimum rental payments of $199,311 in 1998 and $182,279 in 1999.

   (7)  Employee Benefits

    During 1995, the Company established a qualified defined contribution profit sharing plan covering substantially all employees with a minimum service of 1,000 hours and one year of service except for highly compensated employees covered by other nonqualified profit sharing plans. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. Total profit sharing expense was $97,402, $75,229 and $48,989 in 1997, 1996 and 1995, respectively.

    The Company also sponsors nonqualified profit sharing bonus and incentive plans for employees and members of executive management of the Company. Certain bonuses under the executive management incentive plan are paid over a five-year period. Expense recorded under these plans was $607,877, $552,832 and $468,052 in 1997, 1996 and 1995, respectively.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and
   Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.

   Item 11.  Executive Compensation

        The information required by this Item is included under the captions "Board of Directors-Director Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions

        The information required by this Item is included under the captions "Certain Transactions" and "Executive Compensation-Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is hereby incorporated herein by reference.


                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)     1.   Financial statements - The financial statements listed in
                  the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

             2. Financial statement schedules - The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

             3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

     (b)     Reports on Form 8-K

        On December 3, 1997, the Company filed a Current Report on Form 8-K, dated December 1, 1997, to report (under Item 5 of Form 8-K) the issuance of a press release announcing that the Company's largest client, Kaiser, informed the Company of its decision to select another organization to perform its performance measurement studies for 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1998.


                                 NATIONAL RESEARCH CORPORATION


                                 By  /s/ Michael D. Hays
                                      Michael D. Hays
                                      President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                          Title                    Date

    /s/ Michael D. Hays      President, Chief Executive       March 25, 1998
    Michael D. Hays          Officer and Director
                             (Principal Executive Officer)


    /s/ Patrick E. Beans     Vice President, Treasurer,       March 25, 1998
    Patrick E. Beans         Secretary, Chief Financial
                             Officer and Director
                             (Principal Financial and
                             Accounting Officer)


    /s/ John N. Nunnelly     Director                         March 25, 1998
    John N. Nunnelly


    /s/ Paul C. Schorr, III  Director                         March 25, 1998
    Paul C. Schorr, III

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                Page in this Form 10-K

   Independent Auditor's Report                                17

   Balance Sheets as of December 31, 1997 and 1996             18

   Statements of Income for each of the years in
     the three-year period ended December 31, 1997             19

   Statements of Shareholders' Equity for each of
     the years in the three-year period ended
     December 31, 1997                                         20

   Statements of Cash Flows for each of the three years
    in the period ended December 31, 1997                      21

   Notes to Financial Statements                               22-28

   Independent Auditor's Report on Financial Statement
    Schedule                                                   32

   Financial Statement Schedule:
    II - Valuation and Qualifying Accounts                     33



        All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


   The Board of Directors
   National Research Corporation:

   Under date of February 6, 1998, we reported on the balance sheets of National Research Corporation as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               KPMG Peat Marwick LLP



   Lincoln, Nebraska
   February 6, 1998

                                                    NATIONAL RESEARCH CORPORATION

                                           Schedule II - Valuation and Qualifying Accounts

                                                         Balance at                            Write-offs,        Balance
                                                         Beginning             Bad Debt          Net of           at End
                                                          of Year              Expense         Recoveries         of Year
    Allowance for doubtful accounts:
      Year Ended December 31, 1995  . . . . . . .         $10,000               $24,100           $ 9,100         $25,000

      Year Ended December 31, 1996  . . . . . . .          25,000                30,764            10,764          45,000

      Year Ended December 31, 1997  . . . . . . .          45,000                35,000            17,192          62,808


   See accompanying independent auditors' report.


                                  EXHIBIT INDEX

    Exhibit
    Number                             Exhibit Description

    (3.1) Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (3.2) By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (10.2)* National Research Corporation Director Stock Plan, as amended to date

    (10.3)* Employment Memorandum, dated as of July 15, 1994, from National Research Corporation to Patrick E. Beans [Incorporated by reference to Exhibit (10.5) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (10.4)* Employment Agreement, dated as of December 1, 1996, between National Research Corporation and Sharon Flaherty [Incorporated by reference to Exhibit (10.6) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (10.5)+ Subcontract, dated as of May 9, 1997, as amended, between National Research Corporation and United HealthCare Corporation [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

    (10.6)+         Delivery Order and Task Order Addendum to the
                    Subcontract between United HealthCare and National Research Corporation, dated as of December 23, 1997, between National Research Corporation and United HealthCare Corporation

    (10.7) Lease, dated as of January 9, 1998, between National Research Corporation and Gold's Limited Partnership
    (27)            Financial Data Schedule (EDGAR version only)

    (99)            Proxy Statement for the 1998 Annual Meeting of
                    Shareholders

                    [The Proxy Statement for the 1998 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year.
                    Except to the extent specifically incorporated by reference, the Proxy Statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]
   _______________

   *    A management contract or compensatory plan or arrangement.

   + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material is being filed separately with the Securities and Exchange Commission.