Form 10-Q
period 1998-03-31
NATIONAL RESEARCH CORP
filed 1998-05-15
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       or

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

   Common Stock, $.001 par value, outstanding as of May 1, 1998:  7,305,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 1998



                                                                  Page No.

   PART I.     FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Balance Sheets                          3
                    Condensed Statements of Income                    4
                    Condensed Statements of Cash Flows                5
                    Notes to Condensed Financial Statements           6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    7-9

   PART II.         OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds         10

          Item 6.   Exhibits and Reports on Form 8-K                  10

          Signatures                                                  11

          Exhibit Index                                               12

                         PART I - Financial Information

   ITEM 1 Financial Statements

                             NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS
                                                                  March 31,   December 31,
                                                                    1998           1997
                                                                        (Unaudited)
                              Assets
    Current assets:
         Cash and cash equivalents                               $ 3,893,360   $ 4,688,352
         Investments in marketable debt securities                15,651,125    13,220,553
         Trade accounts receivable less allowance for doubtful
           accounts of $67,808 in 1998 and $62,808 in 1997         1,331,743     3,094,772
         Unbilled revenues                                           633,872       559,856
         Prepaid expenses and other                                  576,697       184,156
         Deferred income taxes                                       112,255       127,225
                                                                 -----------   -----------
           Total current assets                                   22,199,052    21,874,914
                                                                 -----------   -----------
    Property and equipment, net of accumulated
       depreciation and amortization                                 725,306       519,955
    Deferred income taxes                                            136,745       155,775
    Other                                                             42,538        12,482
                                                                 -----------   -----------
           Total assets                                          $23,103,641   $22,563,126
                                                                 ===========   ===========
               Liabilities and Shareholders' Equity

    Current liabilities:
         Accounts payable and accrued expenses                   $   902,387   $   615,930
         Accrued wages, bonuses and profit sharing                   710,025     1,161,917
         Income taxes payable                                        363,229       118,000
         Billings in excess of revenues earned                     2,155,697     2,297,751
                                                                 -----------   -----------
           Total current liabilities                               4,131,338     4,193,598

    Bonuses and profit sharing accruals                              289,701       248,684
                                                                 -----------   -----------
           Total liabilities                                       4,421,039     4,442,282
                                                                 -----------   -----------

    Shareholders' equity:
         Common stock, $.001 par value; authorized 20,000,000
           shares, issued and outstanding 7,305,000
         Preferred stock, $.01 par value; authorized 2,000,000         7,305         7,305
           shares, no shares issued and outstanding
         Additional paid-in capital                                       --            --
         Retained earnings                                        16,839,839    16,839,839
                                                                   1,835,458     1,273,700
                                                                  ----------    ----------
           Total shareholders' equity
                                                                  18,682,602    18,120,844
                                                                  ----------    ----------
           Total liabilities and shareholders' equity            $23,103,641   $22,563,126
                                                                  ==========    ==========

   See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        1998          1997
    Revenues:
         Renewable performance tracking services      $2,787,493    $2,871,051
         Renewable syndicated service                    301,104       340,621
         Custom and other research                       317,503       228,122
                                                       ---------     ---------
      Total revenues                                   3,406,100     3,439,794
                                                       ---------     ---------
    Operating expenses:
         Direct expenses                               1,508,961     1,393,421
         Selling, general and administrative           1,188,588       950,802
         Depreciation and amortization                    51,993        41,597
                                                       ---------     ---------
           Total operating expenses                    2,749,542     2,385,820
                                                       ---------     ---------
           Operating income                              656,558     1,053,974

    Interest and other income, net                       262,200        45,067

           Income before income taxes                    918,758     1,099,041

    Provision for income taxes                           357,000            --
                                                       ---------     ---------
           Net income                                 $  561,758    $1,099,041
                                                       =========     =========
    Net income                                        $  561,759    $1,099,041
    Pro forma income taxes                                    --       439,614
                                                       ---------     ---------
    Pro forma net income                                 561,758       659,427
                                                       =========     =========
    Pro forma net income per share - basic
      and diluted                                     $      .08    $      .11
                                                       =========     =========

    Weighted average common shares
      outstanding                                      7,305,000     6,184,812
                                                       =========     =========

   See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                                 1998            1997
    Cash flows from operating activities:
         Net income                                          $  561,758    $ 1,099,041
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation and amortization                      51,993         41,597
            Changes in assets and liabilities:
              Trade accounts receivable                       1,763,029     (1,199,219)
              Unbilled revenues                                 (74,016)       (55,635)
              Prepaid expenses and other                       (392,541)         2,523
              Deferred income taxes                              34,000             --
              Accounts payable and accrued expenses             286,457        354,459
              Accrued wages, bonuses and profit sharing        (410,875)       (40,184)
              Income taxes payable                              245,229             --
              Billings in excess of revenues earned            (142,054)       394,781
                                                             ----------      ---------
                Net cash provided by operating activities     1,922,980        597,363
                                                             ----------      ---------
    Cash flows from investing activities:
         Purchases of property and equipment                   (287,400)      (184,539)
         Purchases of securities available-for-sale          (4,430,572)       (24,295)
         Proceeds from the maturities of securities
            available-for-sale                                2,000,000      1,500,000
                                                             ----------      ---------
                Net cash provided by (used in) investing
                  activities                                 (2,717,972)     1,291,166
                                                             ----------      ---------
    Cash used in financing activity:
         Dividends paid                                              --       (359,384)
                                                             ----------      ---------
                Net increase (decrease) in cash and cash       (794,992)     1,529,145
                  equivalents

    Cash and cash equivalents at beginning of period          4,688,352      2,782,212
                                                             ----------      ---------
    Cash and cash equivalents at end of period               $3,893,360     $4,311,357
                                                             ==========      =========


   See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION

                     Notes to Condensed Financial Statements



   1.     INTERIM FINANCIAL REPORTING

          The condensed balance sheet of National Research Corporation (the "Company") at December 31, 1997 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission in March 1998.

          On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under that accounting standard, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $195,000 of costs incurred for the development of internal use software for the three months ended March 31, 1998, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use. Costs incurred prior to January 1, 1998, for the development of internal use software have not been adjusted or capitalized as a result of the Company's adoption of SOP 98-1.

   2.     S CORPORATION STATUS

          From August 1, 1994 through October 13, 1997 (three days prior to the Company's initial public offering), the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the three months ended March 31, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation. Since October 14, 1997, the Company has been a C Corporation.

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


                                                   Percentage of Total
                                                        Revenues
                                                   Three Months Ended
                                                        March 31,
                                                   1998          1997

    Revenues:
     Renewable performance tracking services          81.8%    83.5%
     Renewable syndicated service                      8.8      9.9
     Custom and other research                         9.4      6.6
                                                    ------   ------
        Total revenues                               100.0    100.0
                                                    ======   ======
    Operating expenses:
     Direct expenses                                  44.3     40.5
     Selling, general and administrative              34.9     27.6
     Depreciation and amortization                     1.5      1.2
                                                    ------    -----
        Total operating expenses                      80.7     69.3
                                                    ------    -----
    Operating income                                  19.3%    30.7%
                                                    ======    =====

   Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
   1997

   Total revenues.  Total revenues remained constant in the three month
   periods ended March 31, 1998 and 1997 at $3.4 million.   Revenues from the
   Company's renewable performance tracking services decreased 2.9% to $2.8 million in the three month period ended March 31, 1998 from $2.9 million in the same period during 1997 primarily due to the loss of a large client, Kaiser Permanente-Northern California Region ("Kaiser"), which was largely offset by an increase in the scope of existing tracking projects and, to a lesser extent, the addition of new clients. Revenues for the Company's renewable syndicated service decreased 11.6% to $301,000 in the three month period ended March 31, 1998 compared to $341,000 in the same three month period in 1997 due to timing of sales. The Company's custom research revenue increased 39.2% to $318,000 in the three month period ended March 31, 1998 from $228,000 in the same period of 1997 primarily due to the timing of the start and completion of projects during the quarter.

   Direct expenses. Direct expenses increased 8.3% to $1.5 million in the three month period ended March 31, 1998 from $1.4 million in the same period during 1997. The increase in direct expenses in the 1998 period was due to an increase in labor and payroll expenses of $132,000 primarily due to the Company not reducing its full-time labor force in proportion with the reduction in revenues due to the loss of Kaiser as a client, which was partially offset by a decrease in postage and printing expenses of $79,000. Direct expenses increased as a percentage of total revenues to 44.3% in the three month period ended March 31, 1998 from 40.5% during the same period of 1997. The increase in direct expenses as a percentage of total revenues in the 1998 period was due to the Company maintaining its full-time labor force and not reducing such labor force in proportion with the reduction in revenues due to the loss of Kaiser as a client.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 25.0% to $1.2 million for the three month period ended March 31, 1998 from $951,000 for the same period in 1997. This increase was primarily due to an increase of $182,000 associated with the expansion of the Company's sales and marketing workforce and expenses of $127,000 associated with being a public company. Sales, general and administrative expenses increased as a percentage of total revenues to 34.9% for the three month period ended March 31, 1998 from 27.6% for the same period in 1997.

   Depreciation and amortization. Depreciation and amortization expenses increased 25.0% to $52,000 in the three month period ended March 31, 1998 from $42,000 in the same period of 1997. Depreciation and amortization expenses increased as a percentage of total revenues to 1.5% in the three month period ended March 31, 1998 from 1.2% in the same period of 1997.


   Liquidity and Capital Resources

   The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

   As of March 31, 1998, the Company had cash and cash equivalents of $3.9 million and working capital of $18.1 million.

   During the three months ended March 31, 1998, the Company generated $1.9 million of net cash from operating activities as compared to $597,000 of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to the timing of the collection of a $717,000 account receivable in January 1998 and the timing of costs incurred in advance of billings on certain projects, combined with a decline in accounts receivable and unchanging balances in unbilled revenues and billings in excess of cost.

   For the three months ended March 31, 1998, net cash used by investing activities was $2.7 million as compared to net cash provided of $1.3 million during the same period in the prior year. The 1998 decrease in cash provided was primarily due to the purchase of investments available-for-sale, which was partially offset by an investment of $287,000 in furniture, computer equipment, software and production equipment to meet the needs of the Company's business. The 1997 cash provided was primarily due to the maturing of investments available-for-sale, which was partially offset by an investment of $185,000 in furniture, computer equipment and production equipment. The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less.

   Net cash used in financing activities was $0 and $359,000 for the three months ended March 31, 1998 and 1997, respectively. Net cash used in financing activities for the 1997 period was the result of S Corporation distributions to shareholders.

   The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of March 31, 1998 and as of December 31, 1997, the Company had $2.1 million and $2.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At March 31, 1998 and December 31, 1997, the Company had $634,000 and $560,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.


                          PART II -  Other Information

   ITEM 2 Changes in Securities and Use of Proceeds

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Not applicable.

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

               During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The entire net proceeds to the Company of $16,841,089 are currently being held in temporary investments of United States government securities with maturities of two years or less.

   ITEM 6 Exhibits and Reports on Form 8-K

               (a)  Exhibit Number           Description

                    (27)                     Financial Data Schedule (EDGAR
                                             version only)

               (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL RESEARCH CORPORATION
                                   (Registrant)



   Date: May 15, 1998              By:  /s/ Michael D. Hays
                                        Michael D. Hays
                                        President and Chief Executive Officer



   Date: May 15, 1998              By:  /s/ Patrick E. Beans
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary
                                        and Chief Financial Officer Principal
                                        Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  for the Quarterly Period ended March 31, 1998


   Exhibit

   (27)        Financial Data Schedule (EDGAR version only)