Form 10-Q
period 1998-06-30
NATIONAL RESEARCH CORP
filed 1998-08-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                         Commission File Number 0-29466

                         National Research Corporation
             (Exact name of Registrant as specified in its charter)

                         Wisconsin                             47-063400
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)               Identification No.)

                1033 "O" Street, Lincoln Nebraska                68508
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

   Common Stock, $.001 par value, outstanding as of August 10, 1998:
   7,305,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                       For the Quarter Ended June 30, 1998

                                                                   Page No.

   PART I.   FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Condensed Balance Sheets                         3
                       Condensed Statements of Income                   4
                       Condensed Statements of Cash Flows               5
                       Notes to Condensed Financial Statements          6

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    7-9

   PART II.  OTHER INFORMATION

             Item 2.   Changes in Securities and Use of Proceeds        10

             Item 4.   Submission of Matters to a Vote of
                       Security Holders                                 10

             Item 5.   Other Information                                11

             Item 6.   Exhibits and Reports on Form 8-K                 11

             Signatures                                                 12

             Exhibit Index                                              13

                         PART I   Financial Information

   ITEM 1    Financial Statements

                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                      June 30,   December 31,
                                                          1998           1997
                                                   (unaudited)
                         Assets
   Current assets:
      Cash and cash equivalents                    $ 1,424,101    $ 4,688,352
      Investments in marketable debt securities 12,141,469 13,220,553 Trade accounts receivable less allowance for doubtful accounts of
       $72,808 in 1998 and $62,808 in 1997           3,917,463      3,094,772
      Unbilled revenues                                913,729        559,856
      Prepaid expenses and other                       831,787        184,156
      Other receivables                                648,874              -
      Deferred income taxes                            144,476        127,225
                                                    ----------     ----------
         Total current assets                       20,021,899     21,874,914
                                                    ----------     ----------
   Property and equipment, net of accumulated
      depreciation and amortization                  1,271,930        519,955
   Deferred income taxes                             1,257,609        155,775

   Other                                                87,175         12,482
   Goodwill and other intangibles, net of
    accumulated amortization                         2,767,465              -
                                                    ----------     ----------
         Total assets                              $25,406,078    $22,563,126
                                                    ==========     ==========

         Liabilities and Shareholders' Equity
   Current liabilities:
      Current portion - notes payable              $    30,754    $         -
      Accounts payable and accrued expenses          1,761,747        615,930
      Accrued wages, bonuses and profit sharing      1,544,866      1,161,917
      Income taxes payable                              87,753        118,000
      Billings in excess of revenues earned          3,937,792      2,297,751
                                                    ----------     ----------
         Total current liabilities                   7,362,912      4,193,598

   Notes payable, net of current portion                89,549
   Bonuses and profit sharing accruals                 318,117        248,684
   Other accrued expense                               321,529              -
                                                    ----------     ----------
         Total long-term liabilities                   729,195        248,684
                                                    ----------     ----------
         Total liabilities                           8,092,107      4,442,282
                                                    ----------     ----------
   Shareholders' equity:
      Common stock, $.001 par value; authorized
       20,000,000 shares, issued and outstanding
       7,305,000                                         7,305          7,305
      Preferred stock, $.01 par value; authorized
       2,000,000 shares, no shares issued and
       outstanding                                           -              -
      Additional paid-in capital                    16,839,839     16,839,839
      Retained earnings                                466,827      1,273,700
                                                    ----------     ----------
         Total shareholders' equity                 17,313,971     18,120,844
                                                    ----------     ----------
         Total liabilities and
         shareholders' equity                      $25,406,078    $22,563,126
                                                    ==========     ==========

   See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                    1998         1997        1998        1997
   Revenues:
     Renewable performance
      tracking services and
      custom research         $3,859,714   $3,407,093  $6,964,710  $6,506,266
     Renewable syndicated
      service                    170,003      103,691     471,107     444,312
                              ----------   ----------  ----------  ----------
       Total revenues          4,029,717    3,510,784   7,435,817   6,950,578
                              ----------   ----------  ----------  ----------
   Operating expenses:
     Direct expenses           2,015,961    1,617,304   3,524,922   3,010,725
     Selling, general and
      administrative           1,242,811      886,619   2,431,399   1,837,420
     Depreciation and
      amortization                66,363       37,971     118,356      79,568
     Acquired in-process
      research and
      development cost         2,974,324            -   2,974,324           -
     Severance charge            303,740            -     303,740           -
                              ----------   ----------  ----------  ----------
       Total operating
        expenses               6,603,199    2,541,894   9,352,741   4,927,713
                              ----------   ----------  ----------  ----------
       Operating income
        (loss)                (2,573,482)     968,890  (1,916,924)  2,022,865

   Other income:
     Interest income             355,244       51,963     617,444      97,030
     Interest expense             (1,303)           -      (1,303)          -
                              ----------   ----------  ----------  ----------
       Total other income        353,941       51,963     616,141      97,030
                              ----------   ----------  ----------  ----------
       Income (loss) before
        income taxes          (2,219,541)   1,020,853  (1,300,783)  2,119,895

   Income tax benefit           (850,911)           -    (493,911)          -
                              ----------   ----------  ----------  ----------
       Net income (loss)      (1,368,630)   1,020,853    (806,872)  2,119,895

   Pro forma income taxes              -      408,341           -     847,958
                              ----------   ----------  ----------  ----------
   Pro forma net income
    (loss)                   $(1,368,630)  $  612,512  $ (806,872) $1,271,937
                              ==========   ==========  ==========  ==========
   Pro forma net income
    per share-basic
    and diluted              $     (0.19)   $    0.10  $    (0.11) $     0.21
                              ==========   ==========  ==========  ==========
   Weighted average shares
    and share equivalents
    outstanding-basic
    and diluted               7,305,000     6,184,812   7,305,000   6,184,812
                             ==========    ==========  ==========  ==========

   See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                          1998        1997
   Cash flows from operating activities:
      Net income (loss)                               $ (806,872) $2,119,895
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                   118,356      79,568
         Acquired in-process research and
          development cost, net of tax                 1,814,338           -
         Changes in assets and liabilities:
            Trade accounts receivable                    301,027    (954,206)
            Unbilled revenues                           (144,197)   (371,576)
            Prepaid expenses and other                  (699,678)   (582,407)
            Deferred income taxes                         40,901    (300,514)
            Accounts payable and accrued expenses        947,658     394,456
            Accrued wages, bonuses and profit sharing    303,612           -
            Income taxes payable                         (30,247)          -
            Billings in excess of revenues earned        794,460   1,126,830
                                                      ----------   ---------
               Net cash provided by
               operating activities                    2,639,358   1,512,046
                                                      ----------   ---------
   Cash flows from investing activities:
      Purchases of property and equipment               (713,731)   (232,452)
      Acquisition, net of cash acquired               (5,616,353)          -
      Accounts receivable   other                       (648,874)          -
      Purchases of securities available-for-sale      (8,269,797)   (329,871)
      Proceeds from the maturities of securities
       available-for-sale                              9,348,881   1,500,057
                                                      ----------   ---------
               Net cash provided by (used in)
                investing activities                  (5,899,874)    937,734
                                                      ----------   ---------
   Cash flows from financing activities:
      Dividends paid                                           -  (1,610,330)
      Payments on notes payable                           (3,735)          -
                                                      ----------   ---------
               Net cash provided by (used in)
                financing activities                      (3,735) (1,610,330)
                                                      ----------   ---------
               Net increase (decrease) in cash
                and cash equivalents                  (3,264,251)    839,450

   Cash and cash equivalents at beginning of period    4,688,352   2,782,212
                                                      ----------   ---------
   Cash and cash equivalents at end of period         $1,424,101  $3,621,662
                                                      ==========  ==========
   Supplemental disclosure of cash paid for:

      Interest                                        $    1,303  $        -
                                                      ==========  ==========
      Taxes                                           $  577,650  $        -
                                                      ==========  ==========

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

   On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under that accounting standard, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involved the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expenses as incurred. The Company has capitalized approximately $486,000 of costs incurred for the development of internal use software for the six months ended June 30, 1998, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use. Costs incurred prior to January 1, 1998, for the development of internal use software have not been adjusted or capitalized as a result of the Company's adoption of SOP 98-1.

   2.   S CORPORATION STATUS

   From August 1, 1994, through October 13, 1997 (three days prior to the Company's initial public offering), the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the six months ended June 30, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation. Since October 14, 1997, the Company has been C Corporation.

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

                                          Percentage of Total Revenues
                                     Three months ended   Six months ended
                                          June 30,             June 30,
                                        1998      1997      1998     1997
   Revenues:
     Renewable performance tracking
      services and custom research      95.8%     97.0%     93.7%    93.6%
     Renewable syndicated service        4.2       3.0       6.3      6.4
                                       ---------------     --------------
          Total revenues               100.0     100.0     100.0    100.0
                                       ---------------     --------------
   Operating expenses:
     Direct expenses                    50.0      46.1      47.4     43.3
     Selling, general and
      administrative                    30.9      25.3      32.7     26.4
     Depreciation and amortization       1.6       1.0       1.5      1.1
     Acquired in-process research
      and development cost              73.8        --      40.0       --
     Severance charge                    7.5        --       4.1       --
                                       ---------------     --------------
           Total operating expenses:   163.8      72.4     125.7     70.8
                                       ---------------     --------------
   Operating income (loss)             (63.8%)    27.6%    (25.7%)   29.2%
                                       ===============     ==============


   Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,
   1997

   Total revenues. Total revenues increased 14.8% in the three-month period ended June 30, 1998, to $4.0 million from $3.5 million in the three month period ended June 30, 1997. Revenues from the Company's renewable performance tracking services and custom research increased 13.3% to $3.9 million in the three month period ended June 30, 1998 from $3.4 million in the same period during 1997 primarily due to the addition of new clients, the acquisition of Healthcare Research Systems, Ltd. ("HRS") in June 1998 and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues for the Company's renewable syndicated service increased 64.0% to $170,000 in the three month period ended June 30, 1998 compared to $104,000 in the same three month period in 1997. Such an increase reflects increased sales of the 1997 annual edition of the NRC Healthcare Market Guide following its release in the prior year.

   Direct expenses. Direct expenses increased 24.7% to $2.0 million in the three-month period ended June 30, 1998 from $1.6 million in the same period during 1997. The increase in direct expenses in the 1998 period was due to increases in postage and printing expenses of $36,000, outside field services of $57,000 and labor and payroll expenses of $355,000, which were due partially to increased costs associated with the addition of a telephone call center and to increased revenues. Direct expenses increased as a percentage of total revenues to 50.0% in the three-month period ended June 30, 1998, from 46.1% during the same period of 1997.

   Selling, general and administrative expenses. Selling general and administrative expenses increased 40.2% to $1.2 million for the three-month period ended June 30, 1998 from $887,000 for the same period in 1997. This increase was primarily due to an increase of $288,000 associated with the expansion of the Company's sales and marketing workforce and $64,000 associated with being a public company. Sales, general and administrative expenses increased as a percentage of total revenues to 30.8% for the three-month period ended June 30, 1998, from 25.3% for the same period in 1997.

   Depreciation and amortization. Depreciation and amortization expenses increased 74.8% to $66,000 in the three-month period ended June 30, 1998 from $38,000 in the same period of 1997 partially due to the acquisition of HRS. Depreciation and amortization expenses as a percentage of total revenues increased to 1.6% in the three-month period ended June 30, 1998, from 1.1% in the same period of 1997.

   Acquired In-Process Research and Development Cost and Severance Charge.
   In connection with the acquisition of HRS in June 1998, the Company incurred a one-time, non-recurring charge of $3.0 million for costs assigned to in-process research and development activities of the acquired company and operating expenses for severance costs of $304,000 for duplicative employees of the Company as a result of the acquisition. The aggregate charges to income net of taxes associated with the acquisition were approximately $2.0 million, or $0.27 per share.

   Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

   Total revenues. Total revenues increased 7.0% in the first six months of 1998 to $7.4 million from $7.0 million in the first six months of 1997. Revenues from the Company's renewable performance tracking services and custom research increased 7.0% to $7.0 million in the first six months of 1998 from $6.5 million in the same period of 1997 primarily due to the addition of new clients, the acquisition of HRS in June 1998, and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues from the Company's renewable syndicated service increased 6.0% to $471,000 in the first six months of 1998 from $444,000 in the same period of 1997. Such increase reflects the addition of new syndicated service clients.

   Direct expenses. Direct expenses increased 17.1% to $3.5 million in the first six months of 1998 from $3.0 million in the first six months of 1997. The increase in direct expenses in the 1998 period was due to increases in outside field services of $64,000 and labor and payroll expenses of $500,000 due partially to increased costs associated with the addition of a telephone call center and to increased revenues. Direct expenses increased as a percentage of total revenues to 47.4% in the first six months of 1998 from 43.3% during the first six months of 1997.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 32.3% to $2.4 million for the first six months of 1998 from $1.8 million for the first six months of 1997. This increase was primarily due to an increase of $504,000 associated with the expansion of the Company's sales and marketing workforce and an increase of $191,000 associated with being a public company. Selling, general and administrative expenses increased as a percentage of total revenues to 32.7% for the first six months of 1998 from 26.4% for the first six months of 1997.

   Depreciation and amortization. Depreciation and amortization expenses increased 48.7% to $118,000 in the first six months of 1998 from $80,000 in the first six months of 1997 partially due to the acquisition of HRS. Depreciation and amortization expenses increased as a percentage of total revenues to 1.6% in the first six months of 1998 from 1.1% in the first six months of 1997.

   Liquidity and Capital Resources

   The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

   As of June 30, 1998, the Company had cash and cash equivalents of $1.4 million and working capital of $12.7 million.

   During the six months ended June 30, 1998, the Company generated $2.6 million of net cash from operating activities as compared to $1.5 million of net cash generated during the same period in the prior year. The increase in cash flow was due partially to the timing of the collection of a $717,000 account receivable in January 1998 and the timing of costs incurred in advance of billings on certain projects, combined with growth in accounts receivable, unbilled revenues and billings in excess of cost.

   For the six months ended June 30, 1998, net cash used in investing activities was $5.9 million as compared to net cash provided of $938,000 during the same period in the prior year. The 1998 increase in cash used was primarily due to the acquisition of HRS in June 1998 for approximately $5.6 million, the accounts receivable-other related to the acquisition of $649,000 and investment of $714,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business, which was partially offset by the maturing of investments in debt securities available-for-sale. The 1997 net cash provided was primarily the maturing of investments available for sale which was partially offset by an investment of $232,000 in furniture, computer equipment and production equipment. The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less.

   Net cash used in financing activities was $4,000 and $1.6 million for the six months ended September 1998 and 1997, respectively. Net cash used in financing activities for 1998 was for the payments of notes payable and for 1997 was the result of S Corporation distributions to shareholders.

   The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 1998 and as of December 31, 1997, the Company had $3.9 million and $2.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At June 30, 1998 and December 31, 1997, the Company had $914,000 and $560,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

                           PART II   Other Information

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

             During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company were reasonably estimated to be applied as follows:

        1.   Temporary investments of United States government
             securities with maturities of two years or less   $11,297,574

        2.   Acquisition of HRS and related acquisition costs    5,543,515
                                                               -----------
             Total proceeds to the Company                     $16,841,089
                                                               ===========

   ITEM 4    Submission of Matters to a Vote of Security Holders

             The Company held its annual meeting of shareholders on April 28, 1998. At such meeting, Patrick E. Beans was elected as director of the Company for a term to expire at the 2001 annual meeting of shareholders and until his successor is duly elected and qualified pursuant to the following vote: Patrick E. Beans - 7,124,659 shares voted for, 5,275 withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 1998 annual meeting of shareholders are as follows: term expiring at the 1999 annual meeting - Paul C. Schorr, III; and terms expiring at the 2000 annual meeting - Michael D. Hays and John N. Nunnelly.

   ITEM 5    Other Information

             Proposals which shareholders of the Company intend to present at and have included in the Company's proxy statement for the 1999 annual meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), must be received by the Company by the close of business on December 1, 1999. In addition, a shareholder who otherwise intends to present business at the 1999 annual meeting (including, nominating persons for election as directors) must comply with the requirements set forth in the Company's By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the second Wednesday in the month of April (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days).
   Under the By-Laws, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 (i.e., proposals shareholders intend to present at the 1999 annual meeting but do not intend to include in the Company's proxy statement for such meeting) prior to February 13, 1999, then the notice will be considered untimely and the Company will not be required to present such proposal at the 1999 annual meeting. If the Board of Directors chooses to present such proposal at the 1999 annual meeting, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

   ITEM 6    Exhibits and Reports on Form 8-K

        (a)  Exhibit Number      Description

             (27)                Financial Data Schedule (EDGAR version only)

        (b)  Reports on Form 8-K

             On June 22, 1998, the Company filed a Current Report on
   Form 8-K, dated June 11, 1998, to reflect (under Item 2 of Form 8-K) the Company's acquisition of HRS. On August 12, 1998, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated June 11, 1998. The report, as amended, included (under Item 7 of
   Form 8-K) the following financial statements: for HRS -- Balance Sheets as of March 31, 1998 and December 31, 1997, Statements of Operations and Statements of Cash Flows for the year ended December 31, 1997 and the three months ended March 31, 1998 and 1997 and Statements of Members' Equity for the year ended December 31, 1997; and for the Company -- Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1998 and Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1997 and for the three months ended March 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NATIONAL RESEARCH CORPORATION

   Date: August 14, 1998         By:/s/ Michael D. Hays
                                       Michael D. Hays
                                       President and Chief Executive Officer


   Date: August 14, 1998         By:/s/ Patrick E. Beans
                                       Patrick E. Beans
                                       Vice President, Treasurer, Secretary
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 1998

                  Exhibit

   (27)      Financial Data Schedule  (EDGAR version only)