Form 10-Q
period 1998-09-30
NATIONAL RESEARCH CORP
filed 1998-11-13
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       or

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

Common Stock, $.001 par value, outstanding as of October 31, 1998: 7,283,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 1998

                                                                        Page No.

PART I. FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Condensed Balance Sheets                                3
                    Condensed Statements of Income                          4
                    Condensed Statements of Cash Flows                      5
                    Notes to Condensed Financial Statements                 6

        Item 2.     Management's Discussion and Analysis of              9-13
                    Financial Condition and Results of Operations

PART II.
        OTHER INFORMATION

        Item 2.     Changes in Securities and Use of Proceeds              13

        Item 6.     Exhibits and Reports on Form 8-K                       14

        Signatures                                                         15

        Exhibit Index                                                      16

                         PART I - Financial Information

ITEM 1   Financial Statements

                                           NATIONAL RESEARCH CORPORATION
                                             CONDENSED BALANCE SHEETS

                                                September 30,       December 31,
                                                     1998               1997
                                              -----------------  ---------------
                                                 (unaudited)
Assets
Current assets:
   Cash and cash equivalents                   $  911,276         $ 4,688,352
   Investments in marketable
     debt securities                           12,303,679          13,220,553
   Trade accounts receivable
     less allowance for doubtful
     accounts of $77,808 in 1998
     and $62,808 in 1997                        2,958,318           3,094,772
   Unbilled revenues                              919,841             559,856
   Prepaid expenses and other                     177,715             184,156
   Other receivables                              402,878               -
   Deferred income taxes                          112,905             127,225
                                              ------------        ------------
             Total current assets              17,786,612          21,874,914
                                              ------------        ------------

Property and equipment, net of
  accumulated
   depreciation and amortization                1,730,804             519,955
Deferred income taxes                           1,297,964             155,775
Other                                              15,592              12,482
Goodwill and other intangibles,
  net of accumulated amortization               3,349,495               -
                                              ------------        ------------
             Total assets                   $  24,180,467        $ 22,563,126
                                              ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion - notes
     payable                                $      30,754        $         -
   Accounts payable and accrued
     expenses                                   1,301,314             615,930
   Accrued wages, bonuses and
     profit sharing                             1,101,547           1,161,917
   Income taxes payable                           228,166             118,000
   Billings in excess of revenues
     earned                                     2,925,922           2,297,751
                                              ------------        ------------
             Total current liabilities          5,587,703           4,193,598

Notes payable, net of current portion              82,358               -
Bonuses and profit sharing accruals               248,684             248,684
Other accrued expense                             321,529               -
                                              ------------        ------------
             Total long-term liabilities          652,571             248,684
                                              ------------        ------------

             Total liabilities                  6,240,274           4,442,282
                                              ------------        ------------

Shareholders' equity:

   Common stock, $.001 par value;
     authorized 20,000,000
     shares, issued and outstanding
     7,305,000                                      7,305               7,305
   Preferred stock, $.01 par value;
     authorized 2,000,000 shares,
     no shares issued and outstanding                -                   -
   Additional paid-in capital                  16,839,839          16,839,839
   Retained earnings                            1,093,049           1,273,700
                                              ------------        ------------
             Total shareholders' equity        17,940,193          18,120,844
                                              ------------        ------------
             Total liabilities and
               shareholders' equity         $  24,180,467        $ 22,563,126
                                              ============        ============

See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Three months ended            Nine months ended
                                                                September 30,                September 30,
                                                         -----------------------   ---------------------------
                                                            1998        1997          1998           1997
                                                         ---------     --------    ----------      ----------
Revenues:
    Renewable performance tracking services
      and custom research                              $ 4,608,110    $3,878,813  $11,572,821     $10,385,079
    Renewable syndicated service                         1,006,414       852,493    1,477,520       1,296,805
                                                        -----------   ----------   ----------      ----------

                Total revenues                           5,614,524     4,731,306   13,050,341      11,681,884
                                                        -----------   ----------   ----------      ----------

Operating expenses:
    Direct expenses                                      3,390,400     2,326,750    6,915,322       5,337,475
    Selling, general and administrative                  1,238,991       995,258    3,670,390       2,832,679
    Depreciation and amortization                          126,417        43,032      244,773         122,600
    Acquired in-process research and
      development cost                                       -             -        2,974,324           -
    Severance charge                                         -             -          303,740           -
                                                        -----------   ----------   ----------      ----------

                Total operating expenses                 4,755,808     3,365,040   14,108,549       8,292,754
                                                        -----------   ----------   ----------      ----------

                Operating income (loss)                    858,716     1,366,266   (1,058,208)      3,389,130

Other income:
    Interest income                                        174,594        55,001      792,038         152,030
    Interest expense                                       (3,635)         -           (4,938)          -
                                                        -----------   ----------   ------------    ----------

                Total other income                         170,959        55,001      787,100         152,030
                                                        -----------   ----------   ------------    ----------

                Income (loss) before income taxes        1,029,675     1,421,267     (271,108)      3,541,160

Income tax provision (benefit)                             403,454         -          (90,457)          -
                                                        -----------   ----------   ------------    ----------

                Net income (loss)                          626,221     1,421,267     (180,651)      3,541,160

Pro forma income taxes                                       -           568,507         -          1,416,465
                                                        -----------   ----------   ------------    ----------

Pro forma net income (loss)                            $   626,221     $ 852,760     (180,651)     $2,124,695
                                                        ===========   ==========   ============    ==========

Pro forma net income per share--basic
    and diluted                                        $      0.09     $    0.14        (0.02)      $    0.34
                                                        ===========   ==========   ============    ==========

Weighted average shares and share equivalents
   outstanding--basic and diluted                         7,305,000    6,184,812    7,305,000       6,184,812
                                                        ===========   ==========  ==============  ===========

See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 Nine months ended
                                                                   September 30,
                                                          -------------------------------
                                                              1998              1997
                                                          --------------   --------------
Cash flows from operating activities:
    Net income (loss)                                     $  (180,651)      $3,541,160
    Adjustments to reconcile net income
      to net cash
      provided by operating activities:
        Depreciation and amortization                         244,773          122,600
        Acquired in-process research and
          development cost, net of tax                      1,814,338             -
        Changes in assets and liabilities,
          net of acquisition:
           Trade accounts receivable                        1,260,172         (882,567)
           Unbilled revenues                                 (150.309)        (174,045)
           Prepaid expenses and other                          25,977         (362,472)
           Deferred income taxes                               32,117            -
           Accounts payable and accrued expenses               94,802         (247,212)
           Accrued wages, bonuses and profit sharing         (212,523)         630,926
           Income taxes payable                               110,166             -
           Billings in excess of revenues earned             (451,186)         (13,638)
                                                          -------------     -----------

                  Net cash provided by operating
                    activities                              2,587,676        2,614,752
                                                          -------------     -----------

Cash flows from investing activities:
    Purchases of property and equipment                    (1,251,469)        (286,414)
    Acquisition, net of cash acquired                      (5,616,353)           -
    Accounts receivable - other                              (402,878)           -
    Purchases of securities available-for-sale             (8,432,047)        (334,019)
    Proceeds from the maturities of securities
      available-for-sale                                    9,348,921        1,760,057
                                                          -----------       -----------

                  Net cash provided by (used in)
                    investing activities                   (6,353,826)       1,139,624
                                                          -----------       -----------

Cash flows from financing activities:
    Dividends paid                                               -          (2,146,093)
    Payments on notes payable                                 (10,926)           -
                                                          -----------      ------------

                  Net cash used in financing
                     activities                               (10,926)      (2,146,093)
                                                          -----------       -----------

                  Net increase (decrease) in
                     cash and cash equivalents             (3,777,076)       1,608,283

Cash and cash equivalents at beginning of period            4,688,352        2,782,212
                                                          -----------       -----------

Cash and cash equivalents at end of period                $   911,276       $4,390,495
                                                          ===========        ==========

Supplemental disclosure of cash paid for:

    Interest                                              $      4,938       $      -
                                                          =============      =========

    Taxes                                                 $    931,447       $      -
                                                          =============      =========

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

On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under that accounting standard, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involved the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $890,000 of costs incurred for the development of internal use software for the nine months ended September 30, 1998, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use. Costs incurred prior to January 1, 1998, for the development of internal use software have not been adjusted or capitalized as a result of the Company's adoption of SOP 98-1.

Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income in interim financial statements. Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the three month and nine month periods ended September 30, 1998 and 1997, respectively.

2.       S CORPORATION STATUS

From August 1, 1994, through October 13, 1997 (three days prior to the Company's initial public offering), the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the nine months ended September 30, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation. Since October 14, 1997, the Company has been C Corporation.

3.    ACQUISITION

Effective June 1, 1998, the Company acquired the business of Healthcare Research Systems, Ltd. ("HRS") through an acquisition of assets. Consideration paid by the Company at closing included a fixed payment of $5,100,000 plus an estimated payment of $350,000 for the net working capital surplus assumed. The Company also incurred liabilities of $625,362 related to management's plans to exit certain activities of HRS and has paid or accrued $170,000 of direct acquisition costs. Management's exit plans include costs for the relocation of certain of HRS's employees and an accrual for minimum operating lease commitments for duplicative space which will be abandoned or sublet. Management's exit plans have not been finalized, however, and adjustments to the allocation of purchase price may result from the finalization of the these plans. The acquisition agreement was subsequently amended to return to the Company the entire $350,000 estimated payment for the net working capital surplus paid at closing and to provide for the Company's assumption of additional pre-acquisition liabilities of HRS of $629,588. The amendment to the acquisition agreement was recorded in the third quarter as an adjustment to the purchase price, increasing goodwill by $629,588.

The acquisition of HRS has been accounted for as a purchase and, accordingly, the operating results of HRS have been included in the Company's financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $6,524,950 has been allocated to the following assets based upon management's preliminary estimates of the fair values of identifiable assets of HRS at the date of acquisition. Intangible assets, including in-process research and development, acquired are as follows:

                                                                 Estimated
                                                  Fair Value       Life
Property and equipment                             $150,000     5-7 years
Workforce in place                                  272,882      10 years
Customer lists                                      359,048      15 years
Goodwill                                          2,768,696      20 years
                                                  ---------
                                                  3,550,626

In-process research and development               2,974,324      0 years
                                                  ---------

                                                 $6,524,950
                                                 ==========

In October 1998, the amended acquisition agreement removed the contingencies associated with scheduled payments of additional purchase price in 1999. The amendment also reduced the amount of the first of those scheduled payments to approximately $1.2 million in March 1999. The liability for the purchase price payment commitments was recorded in the fourth quarter of 1998, with the additional purchase price allocated to goodwill of HRS. The additional goodwill will be amortized over its remaining estimated useful life of 20 years.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of HRS had been completed on January 1, 1997. The pro forma data gives effect to the actual operating results prior to the acquisition, amortization of acquisition-related intangibles and income taxes. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 1997, or that may be obtained in the future.

                                          Nine months ended September 30,
                                          -------------------------------
                                      1998                               1997
                                      ----                               ----
                                (dollars in thousands, except per share amounts)
Revenues                            $16,219                             $16,483
Net income (loss)                    $1,347                             $(204)
Net income (loss) per share -
   basic and diluted                 $0.18                              $(0.05)

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

                                                                       Percentage of Total Revenues
                                                           -------------------------------------------
                                                           Three months ended        Nine months ended
                                                             September 30,              September 30,
                                                           --------------------    ------------------
                                                           1998         1997         1998      1997
                                                           --------------------    ------------------
Revenues:
    Renewable performance tracking services
        and custom research                                  82.1%      82.0%        88.7%     88.9%
    Renewable syndicated service                             17.9       18.0         11.3      11.1
                                                           ---------  ---------    --------  --------
                        Total revenues                      100.0      100.0        100.0     100.0
                                                           ---------  ---------    --------  --------

Operating expenses:
    Direct expenses                                          60.4       49.2         53.0      45.7
    Selling, general and administrative                      22.1       21.0         28.1      24.3
    Depreciation and amortization                             2.3        1.0          1.9       1.0
    Acquired in-process research and development cost          --         --         22.8        --
    Severance charge                                           --         --          2.3        --
                                                           ---------  ---------    --------  --------
                  Total operating expenses:                  84.8       71.2        108.1      71.0
                                                           ---------  ---------    --------  --------

Operating income (loss)                                      15.2%      28.8%       (8.1%)     29.0%
                                                           =========  =========    ========  ========

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Total revenues. Total revenues increased 18.7% in the three-month period ended September 30, 1998, to $5.6 million from $4.7 million in the three-month period ended September 30, 1997. Revenues from the Company's renewable performance tracking services and custom research increased 18.8% to $4.6 million in the three month period ended September 30, 1998 from $3.9 million in the same period during 1997 primarily due to the addition of new clients, the acquisition of HRS in June 1998 and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues for the Company's renewable syndicated service increased 18.1% to $1.0 million in the three month period ended September 30, 1998 compared to $852,000 in the same three month period in 1997. Such an increase reflects increased sales of the 1997 annual edition of the NRC Healthcare Market Guide following its release in the prior year.

Direct expenses. Direct expenses increased 45.7% to $3.4 million in the three-month period ended September 30, 1998 from $2.3 million in the same period during 1997. The increase in direct expenses in the 1998 period was due to increases in postage and printing expenses of $72,000, telephone expense of $101,000, outside field services of $172,000 and labor and payroll expenses of $651,000, which were due partially to increased costs associated with the addition of a telephone call center and to increased revenues. Direct expenses increased as a percentage of total revenues to 60.4% in the three-month period ended September 30, 1998, from 49.2% during the same period of 1997.

Selling, general and administrative expenses. Selling general and administrative expenses increased 24.5% to $1.2 million for the three-month period ended September 30, 1998 from $995,000 for the same period in 1997. This increase was primarily due to an increase of $186,000 associated with the increase in the Company's rent expense and other costs associated with the Company's new location in Columbus, Ohio since June 1998 and $15,000 associated with being a public company. Sales, general and administrative expenses increased as a percentage of total revenues to 22.1% for the three-month period ended September 30, 1998, from 30.9% for the same period in 1997.

Depreciation and amortization. Depreciation and amortization expenses increased 193.8% to $126,000 in the three-month period ended September 30, 1998 from $43,000 in the same period of 1997 partially due to the acquisition of HRS. Depreciation and amortization expenses as a percentage of total revenues increased to 2.3% in the three-month period ended September 30, 1998, from 1.0% in the same period of 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Total revenues. Total revenues increased 11.7% in the first nine months of 1998 to $13.1 million from $11.7 million in the first nine months of 1997. Revenues from the Company's renewable performance tracking services and custom research increased 11.4% to $11.6 million in the first nine months of 1998 from $10.4 million in the same period of 1997 primarily due to the addition of new clients, the acquisition of HRS in June 1998, and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues from the Company's renewable syndicated service increased 13.9% to $1.5 million in the first nine months of 1998 from $1.3 million in the same period of 1997. Such increase reflects the addition of new syndicated service clients.

Direct expenses. Direct expenses increased 29.6% to $6.9 million in the first nine months of 1998 from $5.3 million in the first nine months of 1997. The increase in direct expenses in the 1998 period was due to increases in outside field services of $201,000, telephone expenses of $71,000, rent and office expenses of $34,000 and labor and payroll expenses of $1.1 million due partially to increased costs associated with the addition of a telephone call center and to increased revenues. Direct expenses increased as a percentage of total revenues to 53.0% in the first nine months of 1998 from 45.7% during the first nine months of 1997.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 29.6% to $3.7 million for the first nine months of 1998 from $2.8 million for the first nine months of 1997. This increase was primarily due to an increase of $488,000 associated with the expansion of the Company's sales and marketing workforce, an increase of $261,000 associated with the increase in the Company's rent expenses and other costs associated with the Company's new location in Columbus, Ohio since June 1998 and an increase of $206,000 associated with being a public company, which were offset by a decrease of $123,000 in expenses related to enhancements to the Company's software. Selling, general and administrative expenses increased as a percentage of total revenues to 28.1% for the first nine months of 1998 from 24.3% for the first nine months of 1997.

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

Depreciation and amortization. Depreciation and amortization expenses increased 99.7% to $245,000 in the first nine months of 1998 from $123,000 in the first nine months of 1997 partially due to the acquisition of HRS. Depreciation and amortization expenses increased as a percentage of total revenues to 1.9% in the first nine months of 1998 from 1.0% in the first nine months of 1997.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of September 30, 1998, the Company had cash and cash equivalents of $911,000 and working capital of $12.2 million.

During the nine months ended September 30, 1998, the Company generated $2.6 million of net cash from operating activities, the same amount as, during the same period in the prior year.

For the nine months ended September 30, 1998, net cash used in investing activities was $6.4 million as compared to net cash provided of $1.1 million during the same period in the prior year. The 1998 increase in cash used was primarily due to the acquisition of HRS in June 1998 for approximately $5.6 million, the accounts receivable-other related to the acquisition of $403,000 and investment of $1.3 million in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business, which was partially offset by the maturing of investments in debt securities available-for-sale. The 1997 net cash provided was primarily the maturing of investments available for sale which was partially offset by an investment of $286,000 in furniture, computer equipment and production equipment. The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less.

Net cash used in financing activities was $11,000 and $2.1 million for the nine months ended September 1998 and 1997, respectively. Net cash used in financing activities for 1998 was for the payments of notes payable and for 1997 was the result of S Corporation distributions to shareholders.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 1998 and as of December 31, 1997, the Company had $2.9 million and $2.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At September 30, 1998 and December 31, 1997, the Company had $920,000 and $560,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 22,000 shares during October 1998.

Year 2000

The Year 2000 ("Y2K") issue is the result of computer systems using two digits, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in operations. The Company uses software and related technologies throughout its business that could be affected by the date change in Y2K.

At the end of 1997, an independent third party conducted an assessment of the Company's computer systems and, based on such assessment, the Company developed plans to address issues related to the impact of Y2K on its information systems. The Company has completed the assessment phase for all of its information technology systems and developed a plan of repair or replacement for those systems that were not Y2K compliant.

Many of the external software programs used by the Company were already Y2K compliant. The remaining software is currently being upgraded to new vendor versions, which, in addition to providing increased functionality, address the Y2K issue.

The Company's internal software systems presented no Y2K compatibility issues. Most of the Company's internal hardware systems presented no Y2K compatibility issues. The Company has been upgrading its computer hardware that is not Y2K compliant on an ongoing basis and all mission-critical hardware will be Y2K compliant before the end of 1999. The software used by the Company to deliver information to its clients contains no date related data or code other than that related to licensing issues, and therefore, is not affected by the Y2K issue.

Many of the services sold by the Company originate from data provided by the Company's clients. The Company generally does not use live data provided by its clients, instead the clients transmit member or patient information on a weekly or monthly basis. As a result, the Company's ability to provide services to these clients is dependent on whether such clients' systems for transmitting data to the Company are Y2K compliant. If a client cannot transmit member or patient information to the Company, then the Company cannot provide its services to the client. Therefore, there can be no assurance that the failure of clients of the Company to be Y2K compliant will not have a material adverse effect on the Company. To be prepared to address unexpected occurrences, the Company expects to develop contingency plans during 1999 to assess alternative methods to obtain data from its clients.

The current estimate of total Y2K compliance cost is $126,000. A majority of these costs have been included in the ongoing upgrading and standardization of the Company's systems. Approximately $26,000 of such costs have been incurred to date. Based upon progress to date, the Company does not believe that future costs of Y2K compliance will materially affect the Company's operating results or financial condition.

The estimated costs of, and timetable for, becoming Y2K compliant constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Shareholders, potential investors and other readers are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the accuracy of representations made by third parties concerning their compliance with Y2K issues and other factors.


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

          During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company were reasonably estimated to be applied as follows:

    1.  Temporary investments of United States government
        securities with maturities of two years or less             $11,224,736

    2.  Acquisition of HRS and related acquisition costs              5,616,353
                                                                   ------------

        Total proceeds to the Company                               $16,841,089
                                                                    ===========

ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibit Number    Description

                   (2) Addendum to Asset Purchase Agreement, dated October 23, 1998, among National Research Corporation, Healthcare Research Systems, Ltd. and the members of Healthcare Research System, Ltd.

                  (27)     Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K
                  --------------------

          On August 13, 1998, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated June 11, 1998. The report, as amended, included (under Item 7 of Form 8-K) the following financial statements: for HRS - audited Balance Sheet as of December 31, 1997, audited Statement of Operations and Statement of Cash Flows for the year ended December 31, 1997, audited Statement of Members' Equity for the year ended December 31, 1997, unaudited Condensed Balance Sheets as of March 31, 1998 and December 31, 1997 and unaudited Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997; and for the Company - unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1998 and unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1997 and for the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL RESEARCH CORPORATION
                                       -----------------------------


Date: November 12, 1998         By:/s/ Michael D. Hays
                                       -----------------------------------------
                                       Michael D. Hays
                                       President and Chief Executive Officer



Date: November 12, 1998         By:/s/ Patrick E. Beans
                                       -----------------------------------------
                                       Patrick E. Beans
                                       Vice President, Treasurer, Secretary and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended September 30,
                                 1998

                                    Exhibit
                                    -------

(2) Addendum to Asset Purchase Agreement, dated October 23, 1998, among National Research Corporation, Healthcare Research Systems, Ltd. and the members of Healthcare Research Systems, Ltd.

(27)             Financial Data Schedule (EDGAR version only)