Form 10-Q/A
period 1998-06-30
NATIONAL RESEARCH CORP
filed 1999-02-26
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                             or

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the   transition   period  from   ________  to __________

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

          The undersigned  registrant  hereby amends Items 1 and 2 of Part I and
Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to provide in their entirety as set forth below. The financial information for the three and six months ended June 30, 1998 has been restated to reflect a revised charge for acquired in process research and development cost and a correction in the accrual of interest income. The charge for acquired research and development cost was revised to conform with recent guidance from the Securities and Exchange Commission on such valuations.

                         PART I - Financial Information

ITEM 1   Financial Statements

                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1998         1997
                                                    -----------   ------------
                                                    (unaudited)
                   Assets
Current assets:
   Cash and cash equivalents                       $  1,424,101   $  4,688,352
   Investments in marketable debt
     securities                                      12,041,555     13,220,553
   Trade accounts receivable
     less allowance for doubtful
     accounts of $72,808 in 1998
     and $62,808 in 1997                              3,917,463      3,094,772
   Unbilled revenues                                    913,729        559,856
   Prepaid expenses and other                           831,787        184,156
   Other receivables                                    648,874          -
   Deferred income taxes                                144,476        127,225
                                                    -----------   ------------

             Total current assets                    19,921,985     21,874,914
                                                    -----------   ------------

Property and equipment, net of accumulated
   depreciation and amortization                      1,271,930        519,955
Deferred income taxes                                 1,165,856        155,775
Other                                                    87,175         12,482
Goodwill and other intangibles, net of
  accumulated amortization                            3,004,247          -
                                                    -----------   ------------

             Total assets                          $ 25,451,193   $ 22,563,126
                                                    ===========   ============

         Liabilities and Shareholders' Equity
Current liabilities:
   Current portion - notes payable                 $     30,754   $         -
   Accounts payable and accrued expenses              1,761,747        615,930
   Accrued wages, bonuses and profit sharing          1,544,866      1,161,917
   Income taxes payable                                  48,786        118,000
   Billings in excess of revenues earned              3,937,792      2,297,751
                                                    -----------   ------------

             Total current liabilities                7,323,945      4,193,598

Notes payable, net of current portion                    89,549             -
Bonuses and profit sharing accruals                     318,117        248,684
Other accrued expense                                   321,529          -
                                                    -----------   ------------

             Total long-term liabilities                729,195        248,684
                                                    ------------  ------------

             Total liabilities                        8,053,140      4,442,282
                                                    -----------   ------------

Shareholders' equity:
   Common stock, $.001 par value; authorized
     20,000,000 shares, issued and
     outstanding 7,305,000                                7,305          7,305
   Preferred stock, $.01 par value;
     authorized 2,000,000
     shares, no shares issued and
     outstanding                                             -              -
   Additional paid-in capital                        16,839,839     16,839,839
   Retained earnings                                    550,909      1,273,700
                                                    ------------  ------------

             Total shareholders' equity              17,398,053     18,120,844
                                                    -----------   ------------

             Total liabilities and
               shareholders' equity                $ 25,451,193   $ 22,563,126
                                                    ===========   ============

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                    ------------------------    -----------------------
                                                      1998           1997          1998          1997
                                                    ----------    ----------    ---------     ---------
Revenues:
    Renewable performance tracking services
      and custom research                          $ 3,859,714    $3,407,093   $6,964,710    $6,506,266
    Renewable syndicated service                       170,003       103,691      471,107       444,312
                                                    ----------     --------     ---------     ---------

                Total revenues                       4,029,717     3,510,784    7,435,817     6,950,578
                                                    ----------     ---------    ----------    ---------

Operating expenses:
    Direct expenses                                  2,015,961     1,617,304    3,524,922     3,010,725
    Selling, general and administrative              1,242,811       886,619    2,431,399     1,837,420
    Depreciation and amortization                       66,363        37,971      118,356        79,568
    Acquired in-process research and
      development cost                               2,737,542          --      2,737,542          --
    Severance charge                                   303,740          --        303,740          --
                                                    ----------     ---------    ----------    ---------

                Total operating expenses             6,366,417     2,541,894    9,115,959     4,927,713
                                                    ----------     ---------    ---------     ---------

                Operating income (loss)             (2,336,700)      968,890   (1,680,142)    2,022,865

Other income:
    Interest income                                    255,330        51,963      517,530        97,030
    Interest expense                                    (1,303)         --         (1,303)         --
                                                    ----------     ---------    ----------    ---------

                Total other income                     254,027        51,963      516,227        97,030
                                                    ----------     ---------    ---------     ---------

                Income (loss) before income taxes   (2,082,673)    1,020,853   (1,163,915)    2,119,895

Income tax benefit                                    (798,125)         --       (441,125)         --
                                                    ----------     ---------    ---------     ---------

                Net income (loss)                   (1,284,548)    1,020,853     (722,790)    2,119,895

Pro forma income taxes                                    --         408,341         --         847,958
                                                    ----------     ---------    ---------     ---------

Pro forma net income (loss)                        $(1,284,548)   $  612,512   $ (722,790)   $1,271,937
                                                    ==========     =========    ==========    =========

Pro forma net income per share--basic
    and diluted                                    $     (0.18)   $     0.10   $    (0.10)   $     0.21
                                                    ==========     =========    =========     =========

Weighted average shares and share equivalents
   outstanding--basic and diluted                    7,305,000     6,184,812    7,305,000     6,184,812
                                                    ==========     =========    =========     =========

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                         1998          1997
                                                      ------------  -----------

Cash flows from operating activities:
    Net income (loss)                                 $  (722,790)  $ 2,119,895
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     118,356        79,568
        Acquired in-process research and development
          cost, net of tax                              1,669,309            -
        Changes in assets and liabilities:
           Trade accounts receivable                      301,027      (954,206)
           Unbilled revenues                             (144,197)     (371,576)
           Prepaid expenses and other                    (699,678)     (582,407)
           Deferred income taxes                           40,901      (300,514)
           Accounts payable and accrued expenses          947,658       394,456
           Accrued wages, bonuses and profit sharing      303,612            -
           Income taxes payable                           (69,214)           -
           Billings in excess of revenues earned          794,460     1,126,830
                                                      ------------  -----------

                  Net cash provided by operating
                    activities                          2,539,444     1,512,046
                                                      ------------  -----------

Cash flows from investing activities:
    Purchases of property and equipment                  (713,731)     (232,452)
    Acquisition, net of cash acquired                  (5,616,353)           -
    Accounts receivable - other                          (648,874)           -
    Purchases of securities available-for-sale         (8,169,883)     (329,871)
    Proceeds from the maturities of securities
      available-for-sale                                9,348,881     1,500,057
                                                      ------------  -----------

                  Net cash provided by (used in)
                    investing activities               (5,799,960)      937,734
                                                      ------------  -----------

Cash flows from financing activities:
    Dividends paid                                           -       (1,610,330)
    Payments on notes payable                              (3,735)           -
                                                      -----------   -----------

                  Net cash provided by (used
                    in) financing activities               (3,735)   (1,610,330)
                                                      -----------   -----------

                  Net increase (decrease) in cash
                    and cash equivalents               (3,264,251)      839,450

Cash and cash equivalents at beginning of period        4,688,352     2,782,212
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,424,101   $ 3,621,662
                                                      ===========   ===========

Supplemental disclosure of cash paid for:

    Interest                                          $     1,303   $        -
                                                      ===========   ===========

    Taxes                                             $   577,650   $        -
                                                      ===========   ===========

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

                                                            Percentage of Total Revenues
                                                         ---------------------------------
                                                           Three months       Six months
                                                          ended June 30,    ended June 30,
                                                         -----------------   -------------
                                                           1998      1997     1998    1997
                                                         -----------------   -------------
Revenues:
    Renewable performance tracking services
        and custom research                                95.8%     97.0%    93.7%   93.6%
    Renewable syndicated service                            4.2       3.0      6.3     6.4
                                                          ---------------    -------------
                        Total revenues                    100.0     100.0    100.0   100.0
                                                          ---------------    -------------

Operating expenses:
    Direct expenses                                        50.0      46.1     47.4    43.3
    Selling, general and administrative                    30.9      25.3     32.7    26.4
    Depreciation and amortization                           1.6       1.0      1.5     1.1
    Acquired in-process research and development cost      67.9        --     36.8      --
    Severance charge                                        7.5        --      4.1      --
                                                          ---------------    -------------
                  Total operating expenses:               157.9      72.4    122.5    70.8
                                                          ---------------    -------------

Operating income (loss)                                   (57.9%)    27.6%   (22.5%)  29.2%
                                                          ===============    =============

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

Acquired in-process research and development cost and severance charge. In connection with the acquisition of HRS in June 1998, the Company incurred a one-time, non-recurring charge of $2.7 million for costs assigned to in-process research and development activities of the acquired company and operating expenses for severance costs of $304,000 for duplicative employees of the Company as a result of the acquisition. The aggregate charges to income net of taxes associated with the acquisition were approximately $1.9 million, or $0.26 per share.

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

During the six months ended June 30, 1998, the Company generated $2.5 million of net cash from operating activities as compared to $1.5 million of net cash generated during the same period in the prior year. The increase in cash flow was due partially to the timing of the collection of a $717,000 account receivable in January 1998 and the timing of costs incurred in advance of billings on certain projects, combined with growth in accounts receivable, unbilled revenues and billings in excess of cost.

For the six months ended June 30, 1998, net cash used in investing activities was $5.8 million as compared to net cash provided of $938,000 during the same period in the prior year. The 1998 increase in cash used was primarily due to the acquisition of HRS in June 1998 for approximately $5.6 million, the accounts receivable-other related to the acquisition of $649,000 and investment of $714,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business, which was partially offset by the maturing of investments in debt securities available-for-sale. The 1997 net cash provided was primarily the maturing of investments available for sale which was partially offset by an investment of $232,000 in furniture, computer equipment and production equipment. The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL RESEARCH CORPORATION



Date: February 26, 1999            By:  /s/Patrick E. Beans
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary
                                        and Chief Financial Officer

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 1998

                        Exhibit

(27)             Restated  Financial  Data Schedule  (EDGAR version only)