Form 10-Q/A
period 1998-09-30
NATIONAL RESEARCH CORP
filed 1999-02-26
CIK 70487

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

       The undersigned registrant hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to provide in their entirety as set forth below. The financial information for the nine months ended September 30, 1998 has been restated to reflect a revised charge for acquired in process research and development cost and a correction in the accrual of interest income. The charge for acquired research and development cost was revised to conform with recent guidance from the Securities and Exchange Commission on such valuations.

                         PART I - Financial Information

ITEM 1   Financial Statements

                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                    September 30,         December 31,
                                                         1998                 1997
                                                   -----------------  ------------------
                                                     (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                     $          911,276   $       4,688,352
   Investments in marketable debt
      securities                                         12,203,765          13,220,553
   Trade accounts receivable less
     allowance for doubtful
     accounts of $77,808 in 1998 and
     $62,808 in 1997                                      2,958,318           3,094,772
   Unbilled revenues                                        919,841             559,856
   Prepaid expenses and other                               177,715             184,156
   Other receivables                                        402,878               -
   Deferred income taxes                                    112,905             127,225
                                                   -----------------  ------------------

             Total current assets                        17,686,698          21,874,914
                                                   -----------------  ------------------

Property and equipment, net of
   accumulated depreciation and
   amortization                                           1,730,804             519,955
Deferred income taxes                                     1,206,211             155,775
Other                                                        15,592              12,482
Goodwill and other intangibles, net
   of accumulated amortization                            3,586,277               -
                                                   -----------------  ------------------

             Total assets                        $       24,225,582   $      22,563,126
                                                   =================  ==================

          Liabilities and Shareholders' Equity
Current liabilities:
   Current portion - notes payable               $           30,754   $           -
   Accounts payable and accrued expenses                  1,301,314             615,930
   Accrued wages, bonuses and profit sharing              1,101,547           1,161,917
   Income taxes payable                                     189,199             118,000
   Billings in excess of revenues earned                  2,925,922           2,297,751
                                                   -----------------  ------------------

             Total current liabilities                    5,548,736           4,193,598

Notes payable, net of current portion                        82,358               -
Bonuses and profit sharing accruals                         248,684             248,684
Other accrued expense                                       321,529               -
                                                   -----------------  ------------------

             Total long-term liabilities                    652,571             248,684
                                                   -----------------  ------------------

             Total liabilities                            6,201,307           4,442,282
                                                   -----------------  ------------------

Shareholders' equity:
   Common stock, $.001 par value; authorized
     20,000,000 shares, issued and outstanding
     7,305,000                                                7,305               7,305
   Preferred stock, $.01 par value; authorized
     2,000,000 shares, no shares issued and
     outstanding                                                -                   -
   Additional paid-in capital                            16,839,839          16,839,839
   Retained earnings                                      1,177,131           1,273,700
                                                   -----------------  ------------------

             Total shareholders' equity                  18,024,275          18,120,844
                                                   -----------------  ------------------

             Total liabilities and shareholders'
                equity                           $       24,225,582   $      22,563,126
                                                  =================   ==================


See accompanying notes to condensed financial statements.


                                           NATIONAL RESEARCH CORPORATION

                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                Three months ended                     Nine months ended
                                                                   September 30,                          September 30,
                                                         -----------------------------------    ----------------------------------
                                                               1998               1997                1998              1997
                                                         -----------------  ----------------    -----------------  ---------------

Revenues:
    Renewable performance tracking services
      and custom research                              $        4,608,110  $      3,878,813  $     11,572,821  $     10,385,079
    Renewable syndicated service                                1,006,414           852,493         1,477,520         1,296,805
                                                         -----------------  ----------------  ----------------   ---------------

                Total revenues                                  5,614,524         4,731,306        13,050,341        11,681,884
                                                         -----------------  ----------------  ----------------   ---------------

Operating expenses:
    Direct expenses                                             3,390,400         2,326,750         6,915,322         5,337,475
    Selling, general and administrative                         1,238,991           995,258         3,670,390         2,832,679
    Depreciation and amortization                                 126,417            43,032           244,773           122,600
    Acquired in-process research and
      development cost                                              -                 -             2,737,542             -
    Severance charge                                                -                 -               303,740             -
                                                         -----------------  ----------------  ----------------   ---------------

                Total operating expenses                        4,755,808         3,365,040        13,871,767         8,292,754
                                                         -----------------  ----------------  ----------------   ---------------

                Operating income (loss)                           858,716         1,366,266         (821,426)         3,389,130

Other income:
    Interest income                                               174,594            55,001           692,124           152,030
    Interest expense                                              (3,635)             -               (4,938)             -
                                                         -----------------  ----------------  ----------------   ---------------

                Total other income                                170,959            55,001           687,186           152,030
                                                         -----------------  ----------------  ----------------   ---------------

                Income (loss) before income taxes               1,029,675         1,421,267         (134,240)         3,541,160

Income tax provision (benefit)                                    403,454             -              (37,671)             -
                                                         -----------------  ----------------  ----------------   ---------------

                Net income (loss)                                 626,221         1,421,267          (96,569)         3,541,160

Pro forma income taxes                                              -               568,507             -             1,416,465
                                                         -----------------  ----------------  ----------------   ---------------

Pro forma net income (loss)                            $          626,221 $         852,760   $      (96,569)  $      2,124,695
                                                         =================  ================  ================   ===============

Pro forma net income per share--basic
    and diluted                                        $             0.09 $            0.14   $        (0.01)  $           0.34
                                                         =================  ================  ================   ===============

Weighted average shares and share equivalents
   outstanding--basic and diluted                                7,305,000         6,184,812           7,305,000       6,184,812
                                                         ================= ================= =================== ===============


See accompanying notes to condensed financial statements.

                                              NATIONAL RESEARCH CORPORATION

                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                         ------------------------------
                                                                                             1998            1997
                                                                                         --------------  --------------

Cash flows from operating activities:
    Net income (loss)                                                                  $      (96,569) $     3,541,160
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          244,773         122,600
        Acquired in-process research and development cost, net of tax                        1,669,309           -
        Changes in assets and liabilities, net of acquisition:
           Trade accounts receivable                                                         1,260,172       (882,567)
           Unbilled revenues                                                                 (150,309)       (174,045)
           Prepaid expenses and other                                                           25,977       (362,472)
           Deferred income taxes                                                                32,117           -
           Accounts payable and accrued expenses                                                94,802       (247,212)
           Accrued wages, bonuses and profit sharing                                         (212,523)         630,926
           Income taxes payable                                                                 71,199           -
           Billings in excess of revenues earned                                             (451,186)        (13,638)
                                                                                         --------------  --------------

                  Net cash provided by operating activities                                  2,487,762       2,614,752
                                                                                         --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (1,251,469)       (286,414)
    Acquisition, net of cash acquired                                                      (5,616,353)           -
    Accounts receivable - other                                                              (402,878)           -
    Purchases of securities available-for-sale                                             (8,332,133)       (334,019)
    Proceeds from the maturities of securities available-for-sale                            9,348,921       1,760,057
                                                                                         --------------  --------------

                  Net cash provided by (used in) investing activities                      (6,253,912)       1,139,624
                                                                                         --------------  --------------

Cash flows from financing activities:
    Dividends paid                                                                               -         (2,146,093)
    Payments on notes payable                                                                 (10,926)           -
                                                                                         --------------  --------------

                  Net cash used in financing activities                                       (10,926)     (2,146,093)
                                                                                         --------------  --------------

                  Net increase (decrease) in cash and cash equivalents                     (3,777,076)       1,608,283

Cash and cash equivalents at beginning of period                                             4,688,352       2,782,212
                                                                                         --------------  --------------

Cash and cash equivalents at end of period                                             $       911,276 $     4,390,495
                                                                                         ==============  ==============

Supplemental disclosure of cash paid for:

    Interest                                                                           $         4,938 $         -
                                                                                         ==============  ==============

    Taxes                                                                              $       931,447 $         -
                                                                                         ==============  ==============



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

                                                              Estimated
                                               Fair Value       Life
Property and equipment                           $150,000     5-7 years
Workforce in place                                272,882      10 years
Customer lists                                    359,048      15 years
Goodwill                                        3,005,478      20 years
                                                ---------
                                                3,787,408

In-process research and development             2,737,542      0 years
                                                ---------

                                               $6,524,950
                                                =========

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

                                        Nine months ended September 30,
                                           1998                   1997
                                           (dollars in thousands, except
                                                 per share amounts)
Revenues                                 $16,219                  $16,483
Net income (loss)                         $1,347                  $(204)
Net income (loss) per share -
   basic and diluted                      $0.18                   $(0.05)

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

                                                                       Percentage of Total Revenues
                                                           ------------------------------------------------------
                                                              Three months ended           Nine months ended
                                                                September 30,                 September 30,
                                                           -------------------------    -------------------------
                                                              1998         1997            1998         1997
                                                           -------------------------    -------------------------
Revenues:
    Renewable performance tracking services
        and custom research                                     82.1%        82.0%           88.7%        88.9%
    Renewable syndicated service                                17.9         18.0            11.3         11.1
                                                           -------------------------    -------------------------
                        Total revenues                         100.0        100.0           100.0        100.0
                                                           -------------------------    -------------------------

Operating expenses:
    Direct expenses                                             60.4         49.2            53.0         45.7
    Selling, general and administrative                         22.1         21.0            28.1         24.3
    Depreciation and amortization                                2.3          1.0             1.9          1.0
    Acquired in-process research and development cost             --           --            21.0           --
    Severance charge                                              --           --             2.3           --
                                                           -------------------------    -------------------------
                  Total operating expenses:                     84.8         71.2           106.3         71.0
                                                           -------------------------    -------------------------

Operating income (loss)                                          15.2%        28.8%          (6.3%)        29.0%
                                                           =========================    =========================

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

During the nine months ended September 30, 1998, the Company generated $2.5 million of net cash from operating activities, as compared to $2.6 million of net cash generated during the same period in the prior year.

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


PART II - Other Information

ITEM 6   Exhibits and Reports on Form 8-K

       (a)    Exhibit Number Description

              (2) Addendum to Asset Purchase Agreement, dated October 23, 1998, among National Research Corporation, Healthcare Research Systems, Ltd. and the members of Healthcare Research System, Ltd. [previously filed]

              (27)   Financial Data Schedule (EDGAR version only)

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


                                         NATIONAL RESEARCH CORPORATION



Date: February 26, 1998                  By:/s/ Patrick E. Beans
                                            Patrick E. Beans
                                            Vice President, Treasurer, Secretary
                                            and Chief Financial Officer

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 30, 1998

                                     Exhibit

(2) Addendum to Asset Purchase Agreement, dated October 23, 1998, among National Research Corporation, Healthcare Research Systems, Ltd. and the members of Healthcare Research Systems, Ltd. [previously filed]

(27)   Restated Financial Data Schedule (EDGAR version only)