Form 10-K405
period 1998-12-31
NATIONAL RESEARCH CORP
filed 1999-03-19
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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

                                 Title of Class

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 1999: $8,873,469.

Number of shares of the registrant's  common stock outstanding at March 1, 1999:
7,077,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III

                                     PART I

Item 1.      Business

General

       National Research Corporation ("NRC" or the "Company") believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company believes it has achieved this leadership position based on its over 18 years of industry experience and its relationships with many of the industry's largest payers and providers. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically satisfaction and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain service quality information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, member retention and profitability.

       Since its founding 18 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company offers two primary types of information services: (i) renewable performance tracking services and custom research and (ii) a renewable syndicated service. During 1998, NRC provided services to more than 260 healthcare organizations, including health maintenance organizations ("HMOs"), integrated healthcare systems, medical groups and industry regulatory bodies. The Company gathered and analyzed over 1,415,000 completed surveys for these clients in 1998.

       One of the Company's growth strategies has been to expand its client base by adding new sales associates and by pursuing strategic opportunities to acquire other healthcare performance information providers. During 1998, the Company followed this strategy by hiring new sales associates. In June 1998, the Company also acquired Healthcare Research Systems, Ltd. ("HRS"), an Ohio-based provider of survey-based performance measurement, analysis and tracking services to the healthcare industry.

       While performance data has always been of interest to healthcare providers and payers, such information has become increasingly important to these entities as a result of regulatory, industry and competitive requirements. In recent years, the healthcare industry has been under significant pressure from consumers, employers and the government to reduce costs. Through the implementation of managed care, which currently covers approximately 75.6% of all Americans, the rate of growth in healthcare costs has been substantially reduced. However, the same parties that demanded cost reductions are now concerned that healthcare service quality is being compromised under managed care. This concern has created a demand for consistent, objective performance information by which healthcare providers and payers can be measured and compared and on which physicians' compensation can, in part, be based.

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

       The Company's  innovative  solutions  respond to managed care's redefined relationships among consumers, employers, payers and providers. While many vendors exclusively use static, mass produced questionnaires, NRC also utilizes its dynamic data collection process to create a personalized questionnaire that evaluates service issues specific to each respondent's specific healthcare experience. The flexibility of the Company's data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, long-term care, hospice, etc.).

       NRC offers two primary types of information services: (i) renewable performance tracking services and custom research and (ii) a renewable syndicated service. The NRC Listening System (the "Listening System") is a renewable performance tracking tool for gathering and analyzing data from survey respondents. The Company has the capacity to measure performance beyond the enterprise-wide level and has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company's services can best guide the efforts of its clients to improve quality and enhance their market position. The Company's custom research enables NRC's clients to conduct specific studies in order to identify areas of improvement and measure market issues and opportunities. The syndicated NRC Healthcare Market Guide (the "Market Guide"), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company's clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes. Recognizing the increasing applications for self-reported healthcare assessments, NRC works with its clients to integrate satisfaction measurement into various areas of their businesses, including physician compensation. As the Company partners with its clients, it seeks to enhance relationships throughout the healthcare organization and thereby both broaden and deepen the scope of its projects.

       With the acquisition of HRS in June 1998, NRC added HRS' unique service offerings, including functional disease-specific and health status measurement tools. These additional services for the healthcare industry enhance existing services and products available to the Company's clients.

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

Services

       The Company's primary types of information services are as follows:

       Renewable   Performance  Tracking  Services  and  Custom  Research.   The
Listening System and custom research represented 89%, 89% and 90% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Listening System is NRC's state-of-the-art data collection process which provides ongoing, renewable performance tracking. This performance tracking program efficiently coordinates and centralizes an organization's satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone based data collection, this assessment process monitors satisfaction across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires that provide limited flexibility and performance insights, NRC's proprietary software generates individualized questionnaires, which include personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations changing information needs, NRC creates personalized questionnaires that evaluate service issues specific to each respondent's specific healthcare experience and include questions that address core service factors throughout a healthcare organization.

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

       Renewable Syndicated Service. The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. This service accounted for 11%, 11% and 10% of the Company's total revenues in 1998, 1997 and 1996, respectively. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey, which is the largest of its kind, asks consumers via a pre-recruited third-party panel, members of which are sent Market Guide questionnaires to complete, to evaluate their health plans, health systems, physicians/caregivers and personal health status. Representing the views of one in every 650 households across every county in the continental United States, the Market Guide provides name specific performance data on 600 managed care plans and 2,500 hospitals nationwide and addresses more than 100 data items relevant to healthcare payers, providers and purchasers. Utilizing this proprietary database, the Company is able to produce reports which are customized to meet individual client's specific information needs. Similarly, the service's national name search feature allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. The service's trending capacity details how the performance of a healthcare organization changes over time. Other data collected in the Market Guide profile health plan market share, consumers' health plan decision making factors, physician/caregiver accessibility, hospital/healthcare system quality and chronic patient populations. The Company gives clients easy access to the customized version of the Market Guide they purchase via its CD-ROM-based desktop delivery system C the Report Card System. This delivery system allows healthcare professionals to generate reports in numerous formats to support their decision making.

Clients

       The Company's ten largest clients accounted for 40%, 64% and 64% of the Company's total revenues in 1998, 1997 and 1996, respectively. The United States Department of Defense, through a primary contractor, United Healthcare
Corporation, accounted for 14.6% of total revenues in 1998. HealthSouth Corporation accounted for 10.2% of total revenues in 1998. Overall, the Company served more than 260 healthcare organizations in 1998.

Sales and Marketing

       The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. To increase geographic penetration, NRC increased its five person sales force to six persons in 1998. New sales associates now direct NRC's sales efforts from Boston, Massachusetts and Ann Arbor, Michigan. The Company is also in the process of searching for additional sales associates. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high, per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates. The average healthcare/market research industry experience of the Company's sales associates is over 11 years.

       Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences; (iii) monthly "Perspectives on Performance" articles (which are in-depth discussions of performance tracking applications, trends and policies) sent to current clients and top prospects; (iv) fostering relationships with key industry constituencies; and (v) an annual Quality Leaders award program recognizing top-ranking health systems in approximately 100 markets.

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

Intellectual Property and Other Proprietary Rights

       The Company's success is in part dependent upon its data collection process, research methods, data analysis techniques and internal systems and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee nondisclosure agreements to protect its systems and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims.

Employees

       As of December 31, 1998, the Company employed a total of 104 persons on a full-time basis. In addition, as of such date, the Company had 246 part-time associates primarily in its survey operations, representing approximately 123 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent.

Executive Officers of the Registrant

       The following table sets forth certain information, as of March 15, 1999, regarding the executive officers of the Company:

       Name           Age                  Positions

  Michael D. Hays      44        President, Chief Executive Officer and Director
  Jona S. Raasch       40        Vice President and Chief Operations Officer
  Patrick E. Beans     41        Vice President, Treasurer, Chief Financial
                                  Officer, Secretary and Director

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

       The Company leases approximately 18,000 square feet of office space in Columbus, Ohio. This facility houses certain client service and marketing activities. The Company is currently marketing approximately 8,000 square feet at this facility for sublease. The lease on this facility expires on October 7, 2000. The Company also leases approximately 6,000 square feet of office space in Columbus, Ohio, which houses a telephone call center. The lease on this facility expires on January 31, 2003.

       On January 4, 1999, the Company purchased a building in downtown Lincoln, Nebraska, which the Company will renovate during 1999. The Company intends to move its headquarters to the new facility in December 1999 and to occupy approximately 30,000 square feet at the new facility.

Item 3.      Legal Proceedings

       The Company is not subject to any material pending litigation.

Item 4.      Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1998 fiscal year.

                                    PART II

Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

(a) The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from October 10, 1997, the date of the initial public offering of the Common Stock, through December 31, 1998:

                                                             High          Low
         Fourth quarter ended December 31, 1997..........    23            4 7/8
         First quarter ended March 31, 1998..............     9 11/16      5 7/8
         Second quarter ended June 30, 1998..............    10 1/2        8 1/4
         Third quarter ended September 30, 1998..........     9 1/4        3
         Fourth quarter ended December 31, 1998..........     6 15/16      3 1/2

              On March 1, 1999, there were approximately 15 shareholders of record and approximately 1,040 beneficial owners for the Common Stock.

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

              During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. As of December 31, 1998, the net proceeds to the Company are reasonably estimated to be applied as follows:

      1. Temporary investments of U.S. government securities
          of two years or less                                     $10,941,501
      2.  Acquisition of HRS and related acquisition costs           5,899,588
                                                                    ----------
             Total proceeds to the Company                         $16,841,089
                                                                    ==========

Item 6.      Selected Financial Data

       The selected statement of income data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996 and 1995 are derived from audited financial statements not included herein. The balance sheet data at December 31, 1994 is derived from unaudited financial statements not included herein.

                                                                           Year Ended December 31,
                                                       ------------ ------------ ------------ ------------ ------------
                                                         1998(1)       1997         1996         1995         1994
                                                       ------------ ------------ ------------ ------------ ------------
                                                                    (In thousands, except per share data)
Statement of Income Data:
Revenues:
  Performance tracking services and customer
    research.........................................  $  15,743    $  14,526    $  11,324    $   8,424    $   6,103
Renewable syndicated service.........................      1,922        1,758        1,276          493          652
                                                         -------      -------      -------      -------      -------
            Total revenues...........................     17,665       16,284       12,600        8,917        6,755
Operating expenses:
  Direct expenses....................................      9,422        7,178        5,685        3,495        2,967
  Selling, general and administrative................      4,843        3,980        3,060        2,364        2,044
  Depreciation and amortization......................        426          159          173          119           86
  Acquired-in-process research and development
    cost.............................................      2,737            -            -            -            -
  Special compensation and severance charge..........        304        1,740            -            -            -
                                                         -------      -------      -------      -------      -------
            Total operating expenses.................     17,732       13,057        8,918        5,978        5,097
                                                         -------      -------      -------      -------      -------
Operating income (loss)..............................        (67)       3,227        3,682        2,939        1,658
Other income and expenses, net.......................        849          367          152          108           46
                                                         -------      -------      -------      -------      -------
Income before income taxes...........................        782        3,594        3,834        3,047        1,704
Provision for income taxes...........................        321          376            -            -          114
Pro forma income taxes(2)............................          -          804        1,534        1,219          583
                                                         -------      -------      -------      -------      -------
Pro forma net income(2)..............................  $     461    $   2,414    $   2,300    $   1,828    $   1,007
                                                        ========     ========     ========     ========     ========
Pro forma net income per share - basic and
    diluted(2).......................................  $    0.06    $    0.37    $    0.37
                                                        ========     ========     ========
Weighted average shares outstanding - basic(3).......      7,283        6,440        6,185
Weighted average shares outstanding - diluted(3).....      7,301        6,440        6,185

                                                                                December 31,
                                                       ----------------------------------------------------------------
                                                          1998         1997         1996         1995         1994
                                                        --------     --------     --------     --------     ------
                                                                               (In thousands)
Balance Sheet Data:
Working capital......................................  $   8,954    $  17,681    $   2,018    $   1,534    $   1,358
Total assets.........................................     26,279       22,563        6,153        4,996        3,539
Total debt...........................................        105            -            -            -            9
Total shareholders' equity...........................     17,435       18,121        2,079        1,830        1,623
---------------------------
(1)  On January 1, 1998, the Company adopted the American Institute of Certified
     Public Accountants Statement of Position No. 98-1, Accounting for the Costs
     of Computer Software Developed or Obtained for Internal Use.
(2)  From 1984  through  July 31, 1994,  the Company was a C  Corporation.  From
     August 1, 1994 through  October 13, 1997,  the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the five months ended  December 31, 1994, for the years ended December 31, 1995 and 1996 or from January 1, 1997 to October 13, 1997.  Pro forma net income reflects a pro forma tax provision at a combined  Federal and state rate of
     40% for the periods the Company was an S Corporation  as if it had been a C
     Corporation.
(3)  Includes  129,812 shares of Common Stock in 1997 and 1996,  which, had they been issued (at $13.95 per share,  the initial  public  offering price less the  underwriting  discount),  would have generated cash sufficient to fund the portion of the estimated S Corporation distributions and special (cash)
     compensation  expense that are in excess of the Company's  1996 net income.
     See Note 1 to the Company's Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

       Certain matters discussed below in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals, as well as the estimated costs and timetable for Year 2000 compliance, are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the Company's reliance on a limited number of key clients for a substantial portion of its revenues, the Company's dependence on performance tracking contract renewals, fluctuations in the Company's operating results related to the Market Guide, increased competition, changes in conditions affecting the healthcare industry, the Company's ability to manage its growth and to successfully integrate any possible future acquisitions, the Company's ability to provide timely and accurate performance tracking and market research to its clients and the success of third parties regarding compliance with Year 2000 issues. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

       The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company offers two primary types of information services: (i) renewable performance tracking services and custom research and (ii) a renewable syndicated service.

       The Company's renewable performance tracking service, the Listening System, is a performance tracking tool for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company's custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenues and direct expenses for the Company's renewable performance tracking services and custom research are recognized on a percentage of completion basis.

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

                                                   Percentage of Total Revenues         Percentage Increase
                                                      Year Ended December 31,               (Decrease)

                                                                                     1998 over    1997 over
                                                     1998        1997       1996         1997         1996
                                                    ----        ----       ----         ----          ----
Revenues:
  Performance tracking services
     and custom research.......................      89.1%        89.2%     89.9%        8.4%         28.3%
  Renewable syndicated service.................      10.9         10.8      10.1         9.3          37.7
                                                     ----        -----     -----
           Total revenues......................     100.0        100.0     100.0         8.5          29.2
                                                    =====        =====     =====

Operating expenses:
  Direct expenses..............................      53.3         44.1      45.1        31.3          26.3
  Selling, general and administrative..........      27.4         24.4      24.3        21.7          30.1
  Depreciation and amortization................       2.4          1.0       1.4       167.8          (8.2)
  Acquired-in-process research and
     development cost..........................      15.5          -          -        100.0             -
  Special compensation and severance
      charge...................................       1.7         10.7        -        (82.5)        100.0
                                                    -----        -----     -----

           Total operating expenses............     100.3         80.2      70.8        35.8          46.4
                                                    -----        -----     -----
Operating income (loss)........................      (0.3)%       19.8%     29.2%     (102.1)%       (12.4)%
                                                     ====        =====     =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

       Total revenues. Total revenues increased 8.5% in 1998 to $17.7 million from $16.3 million in 1997. Revenues from the Company's renewable performance tracking services and custom research increased 8.4% to $15.7 million in 1998 from $14.5 million in 1997 primarily due to the addition of new clients and the acquisition of HRS in June 1998, and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues from the Company's renewable syndicated service increased 9.3% to $1.9 million in 1998 from $1.8 million in 1997. Such increase reflects the addition of new syndicated service clients.

       Direct expenses. Direct expenses increased 31.3% to $9.4 million in 1998 from $7.2 million in 1997. The increase in direct expenses in the 1998 was due primarily to an increase in labor and payroll expenses of $1.5 million (which was due partially to increased costs associated with the addition of a telephone call center and with increased revenues) and, to a lesser extent, increases in outside field services of $358,000, telephone expenses of $109,000, rent and office expenses of $78,000 and software conversion costs of $120,000; which were offset by a decrease in printing and postage of $146,000 (which was partially due to the increase in the telephone methodology associated with projects acquired from HRS). Direct expenses increased as a percentage of total revenues to 53.3% in 1998 from 44.1% during 1997 due to an increase in telephone methodology, which increases labor costs, as a percentage of total revenues. Direct expenses as a percentage of total revenues are expected to remain at similar levels in 1999.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 21.7% to $4.8 million in 1998 from $4.0 million in 1997. This increase was primarily due to an increase of $452,000 associated with the expansion of the Company's sales and marketing workforce, an increase of $238,000 associated with the increase in the Company's rent expenses and other costs associated with the Company's new location in Columbus, Ohio since June 1998 and an increase of $196,000 associated with being a public company, which were offset by a decrease of $132,000 in expenses related to enhancements to the Company's software. Selling, general and administrative expenses increased as a percentage of total revenues to 27.4% in 1998 from 24.4% in 1997 due to excess rental space leased by the Company from June 1998 to December 1998 and increased costs related to being a public company.

       Depreciation and amortization. Depreciation and amortization expenses increased 167.8% to $426,000 in 1998 from $159,000 in 1997 partially due to the acquisition of HRS. The increase in amortization due to HRS acquisition intangible assets in 1998 was $127,000. Depreciation and amortization expenses increased as a percentage of total revenues to 2.4% in 1998 from 1.0% in 1997.

       Acquired in-process research and development cost and severance charge. In connection with the acquisition of HRS in June 1998, the Company incurred a one-time, non-recurring charge of $2.7 million for costs assigned to in-process research and development activities of HRS and operating expenses for severance costs of $304,000 for duplicative employees of the Company as a result of the acquisition. The aggregate charges to income net of taxes associated with the acquisition were approximately $1.9 million, or $0.26 per share.

       Provision for income taxes. The provision for income taxes totaled $321,000 (40.9% effective tax rate) for 1998 compared to $376,000 for 1997, plus pro forma taxes for 1997 of $803,000, for total income taxes for 1997 of $1,179,000 (32.8% effective tax rate), which included a $258,000 nonrecurring income tax benefit created by the termination of the Company's S Corporation status in

October 1997 in connection with the Company's initial public offering. Without the nonrecurring income tax benefit, total income taxes for 1997 would have been $1,437,000 (39.9% effective tax rate).

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

       Total revenues. Total revenues increased 29.2% in 1997 to $16.3 million from $12.6 million in 1996. Revenues from the Company's renewable performance tracking services and custom research increased 27.3% in 1997 to $14.5 million from $11.3 million in 1996 due primarily to the addition of new clients and, to a lesser extent, an increase in the scope of existing tracking projects. Revenues from the Company's renewable syndicated service increased 37.7% to $1.8 million in 1997 from $1.3 million in 1996. Such increase reflects the addition of new syndicated service clients.

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

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.1% to $4.0 million in 1997 from $3.1 million in 1996. This increase was primarily due to an increase of $443,000 associated with the expansion of the Company's sales and marketing work force, an increase of $126,000 in expenses related to enhancements to the Company's dynamic questionnaire production software and an increase of $68,000 in profit sharing expense. Selling, general and administrative expenses increased as a percentage of revenues to 24.4% in 1997 from 24.3% in 1996.

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

       As of December 31, 1998, the Company had cash and cash equivalents of $4.9 million and working capital of $9.0 million.

       During 1998, the Company generated $4.0 million of net cash from operating activities as compared to $1.5 million of net cash generated during 1997. The increase in cash flow was due, in part, to the timing of the collection of account receivables and the timing of costs incurred in advance of billings on certain projects, combined with the decrease in accounts receivable and the growth in unbilled revenues and deferred revenues.

       Net cash used in investing activities was $2.6 million for 1998 and $12.1 million for 1997. The 1998 use of cash was primarily a result of the acquisition of HRS in June 1998 and the investment of $1.9 million in furniture, computer equipment, computer software and production equipment. Part of this latter investment was to meet the expansion of the Company's business and was for a reengineering process for the Company's computer software and equipment, which will be the platform for future expansion of the Company's business. These uses of cash were partially offset by a decrease in investments available-for-sale of $5.2 million. The 1997 increase in cash used by investing activities was primarily due to the purchasing of investments available-for-sale, which was offset by an investment of $341,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business. The Company's investments available-for-sale consist principally of United States government securities with maturities of two years or less.

       Net cash used in financing activities was $1.2 million for 1998, compared to net cash provided of $12.5 million in 1997. The 1998 use of cash was primarily a result of the Company's stock repurchase program announced in October 1998. The Company repurchased 213,000 shares of Common Stock during the fourth quarter of 1998 at a cost of $1.1 million. Net cash provided by financing activities for 1997 was the result of the Company's receipt of approximately $16.8 million of net proceeds from its initial public offering. The primary use of cash for financing activities in 1997 was S Corporation distributions to shareholders of $4.4 million.

       The Company has budgeted approximately $1.5 million for expenditures in 1999, to be funded through cash generated from operations. The Company expects that capital expenditures during 1999 will be primarily for telecommunications equipment, computer hardware and software, product equipment and furniture. In addition, the Company purchased a building on January 4, 1999 for $1.4 million and plans to spend an additional $3.0 million during 1999 to renovate the building. Following the renovation, the Company intends to move its headquarters to such building in December 1999. The Company intends to secure long-term financing on the building for approximately $3.8 million.

       The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of December 31, 1998 and 1997, the Company had $3.3 million and $2.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At December 31, 1998 and 1997, the Company had $1.0 million and $560,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

Stock Repurchase Program

       In October 1998, the Company announced plans to repurchase up to 245,000 shares of Common Stock in the open market or in privately negotiated transitions. The Company repurchased 213,000 shares during the fourth quarter of 1998 and an additional 27,000 shares through February 28, 1999.

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

       At the end of 1997, an independent third party conducted an assessment of the Company's computer systems and, based on such assessment, the Company developed plans to address issues related to the impact of Y2K on its information systems. The Company has completed the assessment phase for all of its information technology systems and developed a plan of repair or replacement for those systems that were not Y2K complaint.

       Many of the external software programs used by the Company were already Y2K complaint. The remaining software is currently being upgraded to new vendor versions, which, in addition to providing increased functionality, address the Y2K issue.

       The Company's internal software systems presented no Y2K compatibility issues. Most of the Company's internal hardware systems presented no Y2K compatibility issues. The Company has been upgrading its computer hardware that is not Y2K complaint on an ongoing basis and all mission-critical hardware will be Y2K complaint before the end of 1999. The software used by the Company to deliver information to its clients contains no date related data or code other than that related to licensing issues, and therefore, it not affected by the Y2K issue.

       Many of the services sold by the Company originate from data provided by the Company's clients. The Company generally does not use live data provided by its clients, instead the clients transmit member or patient information on a weekly or monthly basis. As a result, the Company's ability to provide services to these clients is dependent on whether such clients' systems for transmitting data to the Company are Y2K compliant. If a client cannot transmit member or patient information to the Company, then the Company cannot provide its services to the client. Therefore, there can be no assurance that the failure of clients of the Company to be Y2K complaint will not have a material adverse effect on the Company. To be prepared to address unexpected occurrences, the Company expects to develop contingency plans during 1999 to assess alternative methods to obtain data from its clients.

       The current estimate of total Y2K compliance cost is $95,000. A majority of these costs have been included in the ongoing upgrading and standardization of the Company's systems. Approximately $36,000 of such costs have been incurred to date. Based upon progress to date, the Company does not believe that future costs of Y2K compliance will materially affect the Company's operating results or financial condition.

Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

       The impact of financial market risk exposure to the Company is not significant. The Company's primary financial market risk exposure consists of interest rate risk related to interest income from the Company's investments in United States government securities with maturities of two years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company's financial statements. Generally, if the overall average return on such securities owned as of December 31, 1998 decreased .25% in 1999 from the average return in 1998, then the Company's interest income would decrease, and pre-tax income would decrease approximately $28,000. This amount is determined by considering the impact of a hypothetical change in interest rates on the Company's interest income.

Item 8.   Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

       Selected quarterly financial information for the fiscal years ended December 31, 1998 and 1997 is as follows (in thousands, except per share data):

                                                                                  Quarter
                                                                                   Ended
                                          ----------------------------------------------------------------------------------------
                                          Dec. 31,   Sept. 30,  June 30,   Mar. 31,  Dec. 31,   Sept. 30,   June 30,    Mar. 31,
                                            1998       1998      1998(1)   1998(2)     1997        1997       1997        1997
Revenues:
  Renewable performance tracking
   services and custom research......     $ 4,171    $ 4,608    $  3,860   $  3,105  $ 4,141    $ 3,879     $  3,407   $  3,099
  Renewable syndicated services......         444      1,006         170        301      462        852          103        341
                                            -----      -----      ------     ------    -----      -----       ------     ------
         Total revenues..............       4,615      5,614       4,030      3,406    4,603      4,731        3,510      3,440
Direct expenses......................       2,507      3,390       2,016      1,509    1,840      2,327        1,618      1,393
Selling, general and administrative..       1,173      1,239       1,243      1,189    1,149        995          886        951
Depreciation and amortization........         181        126          66         52       37         43           37         42
Acquired in-process research and
   development cost..................          --         --       2,737         --       --         --           --         --
Special compensation charge..........          --         --         304         --    1,740         --           --         --
                                            -----      -----      ------     ------    -----      -----       ------     ------
Operating income (loss)..............         754        859     (2,336)        656    (163)      1,366          969      1,054
Other income and expenses, net.......         162        171         254        262      215         55           52         45
Provision for income taxes...........         358        403       (797)        357      376         --           --         --
Pro forma income taxes (benefit)(3)..          --         --          --         --    (613)        568          408        440
                                            -----      -----      ------     ------    -----      -----       ------     ------
Pro forma net income(3)..............     $   558    $   627    $(1,285)   $    561  $   289    $   853     $    613   $    659
                                           ======     ======     =======    =======   ======     ======      =======    =======
Pro forma net income per share - basic
   and diluted(3)....................     $  0.08    $  0.09    $ (0.18)   $   0.08  $  0.04    $  0.14     $   0.10   $   0.11
Weighted average shares outstanding -
   basic (4).........................       7,218      7,305       7,305      7,305    7,195      6,185        6,185      6,185
Weighted average shares outstanding -
   diluted (4).......................       7,250      7,305       7,305      7,305    7,195      6,185        6,185      6,185
-----------------------

(1)  The financial information for the three months ended June 30, 1998 has been restated to reflect a revised charge for acquired  in-process  research and development  cost and a correction in the accrual of interest  income.  The
     Company  previously  reported (pro forma) a net loss of $1.4 million,  or a loss per share of $0.19,  based upon the  Company's  initial  valuation  of acquired in-process research and development cost and including  previously
     recognized   interest  income.   The  charge  for  acquired   research  and
     development  cost was  revised to conform  with  recent  guidance  from the
     Securities and Exchange Commission on such valuations.

(2)  On January 1, 1998, the Company adopted the American Institute of Certified
     Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

(3)  From  August 1,  1994  through  October  13,  1997,  the  Company  was an S
     Corporation and, accordingly, was not subject to Federal and state income taxes for any of the quarterly periods presented, except from October 14, 1997 to December 31, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation.

(4) Includes 129,812 shares of Common Stock in 1997, which, had they been issued (at $13.95 per share, the initial public offering price less the underwriting discount), would have generated cash sufficient to fund the portion of the estimated S Corporation distributions and special (cash) compensation expense that are in excess of the Company's 1996 net income.
     See Note 1 to the Company's Financial Statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
National Research Corporation:

We have audited the accompanying balance sheets of National Research Corporation as of December 31, 1998 and 1997 and the related statements of income, shareholders= equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

On January 1, 1998, National Research Corporation adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

                                                           KPMG Peat Marwick LLP

Lincoln, Nebraska
February 12, 1999



                          NATIONAL RESEARCH CORPORATION

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets                                         1998                1997
                                     ------                                         ----                ----
Current assets:
  Cash and cash equivalents..............................................   $     4,887,712    $     4,688,352
  Investments in marketable debt securities..............................         8,009,343         13,220,553
  Trade accounts receivable, less allowance for doubtful
    accounts of $61,891 and $62,808 in 1998 and 1997,
    respectively.........................................................         2,940,356          3,094,772
  Unbilled revenues......................................................         1,030,351            559,856
  Prepaid expenses and other.............................................           165,037            184,156
  Deferred income taxes..................................................           222,500            127,225
                                                                              -------------      -------------
        Total current assets.............................................        17,255,299         21,874,914
                                                                              -------------      -------------

Property and equipment:
  Furniture and equipment................................................           509,541            382,654
  Computer equipment.....................................................         2,619,326            681,563
                                                                              -------------      -------------
                                                                                  3,128,867          1,064,217
  Less accumulated depreciation and amortization.........................           840,284            544,262
                                                                              -------------      -------------
        Net property and equipment.......................................         2,288,583            519,955
                                                                              -------------      -------------

Deferred income taxes....................................................           548,506            155,775
Goodwill and other intangible assets, net of accumulated amortization....         6,160,209                ---
Other....................................................................            26,582             12,482
                                                                              -------------      -------------

        Total assets.....................................................   $    26,279,179    $    22,563,126
                                                                             ==============     ==============

                      Liabilities and Shareholders' Equity
Current liabilities:
  Purchase price payable.................................................   $     2,650,000    $            --
  Current portion - notes payable........................................            30,754                 --
  Accounts payable.......................................................           681,843            330,744
  Accrued expenses.......................................................           747,885            285,186
  Accrued wages, bonuses and profit sharing..............................           907,743          1,161,917
  Income taxes payable...................................................               ---            118,000
  Billings in excess of revenues earned..................................         3,283,462          2,297,751
                                                                              -------------      -------------
        Total current liabilities........................................         8,301,687          4,193,598

Notes payable, net of current portion....................................            74,694                ---
Bonuses and profit sharing accruals......................................           157,472            248,684
Other accrued expenses...................................................           310,793                ---
                                                                              -------------      -------------
        Total liabilities................................................         8,844,646          4,442,282
                                                                              -------------      -------------

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares
    no shares issued and outstanding.....................................               ---                ---
  Common stock, $.001 par value; authorized 20,000,000 shares,
    issued 7,305,000 in 1998 and in 1997.................................             7,305              7,305
  Additional paid-in capital.............................................        16,839,839         16,839,839
  Retained earnings......................................................         1,734,983          1,273,700
  Treasury stock, at cost; 213,000 shares in 1998; and 0 shares in 1997..        (1,147,594)               ---
                                                                              -------------      -------------
        Total shareholders' equity.......................................        17,434,533         18,120,844
                                                                              -------------      -------------

Commitments and contingencies

        Total liabilities and shareholders' equity.......................     $  26,279,179     $    22,563,126
                                                                              =============      ==============

See accompanying notes to financial statements.



                          NATIONAL RESEARCH CORPORATION

                              Statements of Income

                       Three years ended December 31, 1998

                                                               1998              1997               1996
                                                               ----              ----               ----
Revenues:
  Performance tracking services and custom research..    $    15,743,024   $    14,526,442    $    11,323,810
  Renewable syndicated service.......................          1,921,658         1,757,691          1,276,423
                                                           -------------     -------------      -------------

        Total revenues...............................         17,664,682        16,284,133         12,600,233
                                                           -------------     -------------      -------------

Operating expenses:
  Direct expenses....................................          9,422,342         7,178,408          5,685,200
  Selling, general and administrative................          4,842,584         3,980,316          3,060,189
  Depreciation and amortization......................            425,876           159,013            173,148
  Acquired-in-process research and development cost..          2,737,542               ---                ---
  Special compensation and severance charge..........            303,740         1,740,000                ---
                                                           -------------     -------------      -------------

        Total operating expenses.....................         17,732,084        13,057,737          8,918,537
                                                           -------------     -------------      -------------

        Operating income (loss)......................            (67,402)        3,226,396          3,681,696
                                                           -------------     -------------      -------------

Other income:
  Net interest income................................            844,813           366,978            125,948
  Other, net.........................................              4,380                55             26,484
                                                           -------------     -------------      -------------

        Total other income...........................            849,193           367,033            152,432
                                                           -------------     -------------      -------------

        Income before income taxes...................            781,791         3,593,429          3,834,128

  Provision for income taxes.........................            320,508           376,000                ---
                                                           -------------     -------------      -------------

        Net income...................................    $       461,283   $     3,217,429    $     3,834,128
                                                           =============     =============      =============

Pro forma information:
  Net income.........................................    $       461,283   $     3,217,429    $     3,834,128
  Pro forma income taxes.............................                ---           803,463          1,533,651
                                                           -------------     -------------      -------------

        Pro forma net income.........................    $       461,283   $     2,413,966    $     2,300,477
                                                           =============     =============      =============

Pro forma net income per share - basic and diluted...    $          0.06   $          0.37    $          0.37
                                                           =============     =============      =============


See accompanying notes to financial statements.



                          NATIONAL RESEARCH CORPORATION

                       Statements of Shareholders' Equity

                       Three years ended December 31, 1998

                                                                       Additional
                                        Preferred        Common          Paid-in         Retained        Treasury
                                          Stock          Stock           Capital         Earnings          Stock          Total

Balances at December 31, 1995.....   $         ---   $       6,055   $         ---    $  1,823,510    $         ---   $   1,829,565

Net income........................             ---             ---             ---       3,834,128              ---       3,834,128

Dividends declared, $.59 per share             ---             ---             ---      (3,584,286)             ---     (3,584,286)
                                      ------------    ------------    ------------     ------------    -------------    -----------

Balances at December 31, 1996.....             ---           6,055             ---       2,073,352              ---       2,079,407

Issuance of 1,250,000 shares of
   common stock, net of offering
   expenses.......................             ---           1,250      16,839,839              ---             ---      16,841,089

Net income........................             ---             ---             ---        3,217,429             ---       3,217,429

Dividends declared, $.55 per share             ---             ---             ---       (4,017,081)            ---      (4,017,081)
                                      ------------    ------------    ------------     ------------    ------------     -----------

Balances at December 31, 1997.....             ---           7,305      16,839,839        1,273,700             ---      18,120,844

Net income........................             ---             ---             ---          461,283             ---         461,283

Purchase of 213,000 shares
   of treasury stock..............             ---             ---             ---              ---     (1,147,594)     (1,147,594)
                                      ------------    ------------    ------------     ------------    -----------      -----------

Balances at December 31, 1998.....   $         ---   $       7,305   $  16,839,839    $   1,734,983   $ (1,147,594)   $  17,434,533
                                      ============    ============    ============     ============    ===========     ============



See accompanying notes to financial statements.



                          NATIONAL RESEARCH CORPORATION

                            Statements of Cash Flows

                       Three years ended December 31, 1998

                                                                    1998               1997               1996
                                                                    ----               ----               ----
Cash flows from operating activities
  Net income...........................................       $       461,283    $     3,217,429    $     3,834,128
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization......................               425,876            159,013            173,148
    Acquired in-process research and development cost..             2,737,542                ---                ---
    Loss on sale of property and equipment.............                (2,489)               ---             32,837
    Change in assets and liabilities:
        Trade accounts receivable......................             1,278,132         (1,877,960)         1,695,310
        Unbilled revenues..............................              (260,819)          (277,498)          (185,024)
        Prepaid expenses and other.....................                27,665           (139,959)           (21,412)
        Deferred tax asset.............................                (3,600)          (283,000)               ---
        Accounts payable...............................              (698,495)          (163,870)           134,626
        Accrued expenses...............................               135,620            285,186                ---
        Accrued wages, bonuses and profit sharing......              (504,157)           359,374            402,788
        Billings in excess of revenues earned..........               (93,646)           129,725            279,872
        Income taxes payable...........................               465,827            118,000                ---
                                                              ---------------      -------------      -------------

           Net cash provided by operating activities...             3,968,739          1,526,440          6,346,273
                                                              ---------------      -------------      -------------

Cash flows from investing activities:
  Purchases of property and equipment..................            (1,927,929)          (341,339)          (272,235)
  Acquisition, net of cash acquired....................            (5,899,588)               ---                ---
  Purchases of securities available-for-sale...........           (11,611,973)       (13,553,644)        (4,154,720)
  Proceeds from the maturities of securities
    available-for-sale.................................            16,823,183          1,810,058          3,265,000
  Proceeds from sale of property and equipment                         13,112                 --                 --
                                                              ---------------    ---------------    ---------------
           Net cash used in investing activities.......            (2,603,195)       (12,084,925)        (1,161,955)
                                                              ---------------    ---------------    ---------------

Cash flows from financing activities:
  Dividends paid.......................................                   ---         (4,376,464)        (3,336,906)
  Payments on notes payable............................               (18,590)               ---                ---
  Proceeds from issuance of common stock...............                   ---         16,841,089                ---
  Payments to acquire common stock.....................            (1,147,594)               ---                ---
                                                              ---------------    ---------------    ---------------

           Net cash provided by (used in)
             financing activities......................            (1,166,184)        12,464,625         (3,336,906)
                                                              ---------------    ---------------    ---------------
           Net increase in cash and
             cash equivalents..........................               199,360          1,906,140          1,847,412

Cash and cash equivalents at beginning of period.......             4,688,352          2,782,212            934,800
                                                              ---------------    ---------------    ---------------

Cash and cash equivalents at end of period.............       $     4,887,712     $    4,688,352    $     2,782,212
                                                              ===============     ==============     ==============

Supplementary information Cash paid for:
    Interest...........................................       $         7,360     $          ---    $           ---
                                                              ===============    ===============    ===============
    Taxes..............................................       $       928,246     $      541,000    $           ---
                                                              ===============    ===============    ===============

Noncash investing and financing activities:
       In 1996, the Company assigned a life insurance policy to its majority shareholder and recorded a dividend of $178,236 for the cash surrender value of the life insurance policy.
       In 1998, the Company assumed liabilities of $0.6 million and incurred purchase price payable of $2.7 million in connection with the acquisition of a business.

See accompanying notes to financial statements.

                          NATIONAL RESEARCH CORPORATION
                          Notes to Financial Statements

(1)    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

       National Research Corporation (the ACompany@) is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. One client accounted for 31.1% and 40.4% of total revenues in 1997 and 1996, respectively. This client canceled its contract for performance measurement studies in December of 1997. A second client accounted for 14.6%, 15.1% and 3.5% of total revenues in 1998, 1997 and 1996, respectively. A third client accounted for 10.2% and 6.2% of total revenues in 1998 and 1997, respectively. The Company operates in a single industry segment.

Basis of Presentation

       Pro Forma Net Income and Net Income Per Share - Pro forma net income and pro forma income per share has been computed assuming that the Company had been taxed as a C Corporation for Federal and state income tax purposes for all periods presented. Pro forma income per share has been calculated and presented for Abasic" and Adiluted" data. Pro forma income per share is computed by dividing net income by the weighted average number of common shares. Diluted income per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding.

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

                                                    1998         1997          1996
                                                 ----------   ----------    ----------

Common stock...................................   7,283,051    6,309,728     6,055,000
Dilutive effect of assumed initial public
  offering shares for distribution.............          --      129,812       129,812
                                                 ----------   ----------    ----------
    Weighted average common shares - Basic        7,283,051    6,439,540     6,184,812
Dilutive effect of options issued..............      18,315          694            --
                                                 ----------   ----------    ----------
Weighted average common shares and common
  share equivalents - Diluted..................   7,301,366    6,440,234     6,184,812
                                                 ==========   ==========    ==========

       There are no reconciling items between the Company's reported (pro forma) net income and (pro forma) net income used in the computation of basic and diluted income per share.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued

(1)    Summary of Significant Accounting Policies, Continued

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

Revenue Recognition

       The  Company  derives  a  majority  of its  operating  revenues  from its annually renewable services, which include the NRC Listening System (APerformance Tracking Services") and the NRC Healthcare Market Guide (ARenewable Syndicated Service"). Under the NRC Listening System, the Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its syndicated NRC Healthcare Market Guide, the Company publishes healthcare market information to its clients generally on an annual or (prior to 1996) biannual basis. The Company also derives revenues from custom and other research projects.

       The Company recognizes revenues from its Performance Tracking Services and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and customers are obligated to pay as services are performed. The recognized revenue is the percent of estimated total revenues that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon most recent information. Losses expected to be incurred on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

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

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued



(1)    Summary of Significant Accounting Policies, Continued

       On January  1, 1998,  the  Company  adopted  the  American  Institute  of
Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under that accounting standard, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $1,494,000 of costs incurred for the development of internal use software for the year ended December 31, 1998, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use. Costs incurred prior to January 1, 1998, for the development of internal use software have not been adjusted or capitalized as a result of the Company's adoption of SOP 98-1.

       The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses accelerated methods of depreciation and amortization over estimated useful lives of five to seven years for furniture and fixtures and three to five years for computer equipment.

Goodwill and Other Intangible Assets

       Goodwill and other intangible assets, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over the expected periods to be benefited, 10 to 20 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the intangible asset balances over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

Marketable Securities

       All  marketable  securities  held by the Company at December 31, 1998 and
1997 were classified as available-for-sale and recorded at cost, which approximates market value. Unrealized holding gains and losses (if any), net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders= equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

Income Taxes

       Effective August 1, 1994, the Company, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. The Company terminated its S Corporation election on October 13, 1997. Therefore, no provision or liability for federal income taxes has been included in these financial statements for the period from January 1, 1997 through October 13, 1997 and for the year ended December 31, 1996. Income taxes have been provided on the Company's taxable income from October 14, 1997 through December 31, 1997 and for the year ended December 31, 1998.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued

(1)    Summary of Significant Accounting Policies, Continued

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

Comprehensive Income

       Other than unrealized holding gains on securities available-for-sale, the Company has no sources of other comprehensive income. Because the cost of the Company's available-for-sale securities approximated market value in 1998, 1997 and 1996, the Company had no other comprehensive income for the three years ended December 31, 1998. Therefore, the Company's comprehensive income consists solely of its net income. Accordingly, a statement of comprehensive income has been omitted from the accompanying financial statements.

Reclassification

       Certain amounts for the prior years have been reclassified to conform to the December 31, 1998 presentation.

(2)    Acquisition

       Effective June 1, 1998, the Company acquired the business of Healthcare Research Systems, Ltd. ("HRS") through an acquisition of assets. Consideration paid by the Company at closing included a cash payment of $5,100,000 plus an estimated payment of $350,000 for the net working capital acquired. The Company also incurred liabilities of $625,362 related to management's plans to exit certain activities of HRS and has paid $170,000 of direct acquisition costs. Management's exit plans include costs for the relocation of certain of HRS' employees and an accrual for minimum operating lease commitments for duplicate space, which will be abandoned or sublet. Management's exit plans have not been finalized, however, and adjustments to the allocation of purchase price may result from the finalization of these plans. The acquisition agreement was subsequently amended to return to the Company the entire $350,000 estimated payment for the net working capital surplus paid at closing and

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(2)    Acquisition, Continued

to provide for the Company's assumption of additional pre-acquisition liabilities of HRS of $629,588. The amendment to the acquisition agreement was recorded in the third quarter as an adjustment to the purchase price, increasing goodwill by $629,588.

       The acquisition of HRS has been accounted for as a purchase, and accordingly, the operating results of HRS have been included in the Company's financial statements since the date of acquisition. The purchase price of approximately $9,174,950 has been allocated to the following assets based upon management's preliminary estimates of the fair values of identifiable assets of HRS at the date of acquisition. Assets, including in-process research and development, acquired are as follows:

                                                                    Estimated
                                                 Fair Value           Life
                                                 ----------         ---------
         Property and equipment                    $150,000        5-7 years
         Workforce in place                         272,882         10 years
         Customer lists                             359,048         15 years
         Goodwill                                 5,655,478         20 years
                                                  ---------
                                                  6,437,408

         In-process research and development      2,737,542          0 years
                                                  ---------
                                                 $9,174,950
                                                  =========

       In October 1998, the amended acquisition agreement removed the contingencies associated with scheduled payments of additional purchase price in 1999. The amendment also reduced the amount of purchase price payable for the first of those scheduled payments to approximately $1,150,000 in March 1999. An additional payment of approximately $1,500,000 for purchase price payable is due in June 1999. The liability for the purchase price payment commitments was recorded in the fourth quarter of 1998, with the additional purchase price allocated to goodwill of HRS.

       In 1998, the Company also terminated the employment of certain of its employees whose responsibilities were duplicative of those performed by employees acquired in the HRS acquisition. The terminations resulted in a severance charge of $303,740 in 1998. All severance payments related to this charge were paid prior to December 31, 1998.

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

                                                    Year ended December 31,
                                                 1998                    1997
                                                 ----                    ----
                                             (dollars in thousands, except per
                                                       share amounts)

Revenues.................................      $20,834                 $22,800
Net income (loss)........................      $ 1,840                 $   (73)
Net income (loss) per share -
  basic and diluted......................      $  0.25                 $ (0.01)

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(3)    Investments in Marketable Debt Securities

       The carrying value of available-for-sale securities by major security type is shown below. Amortized cost approximates fair value.

                                                                       December 31,
      Debt securities:                                        1998                   1997
                                                              ----                   ----
        Obligations of U.S. government agencies.....    $     8,008,180        $    13,219,350
      Other.........................................              1,163                  1,203
                                                         --------------         --------------

             Total..................................    $     8,009,343        $    13,220,553
                                                         ==============         ==============

       There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 1998, 1997 or 1996. The amortized cost of debt securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    1998              1997
                                                  --------          ------
                                                  Amortized         Amortized
                                                    cost               cost
    Due after three months through one year      $ 6,958,046      $ 13,219,350
    Due after one year through five years          1,050,134                --
                                                  ----------       -----------
                                                 $ 8,008,180      $ 13,219,350
                                                  ==========       ===========

(4)    Goodwill and Other Intangible Assets

       Goodwill and other intangible assets consist of the following at December 31, 1998:

                                                      1998
                                                      ----
         Workforce in place                     $    272,882
         Customer lists                              359,048
         Goodwill                                  5,655,478
                                                   ---------
                                                   6,287,408

         Accumulated amortization                   (127,199)
                                                   ---------
                                                 $ 6,160,209
                                                   =========

(5)    Income Taxes and Pro Forma Income Taxes

       Income tax expense (benefit) for 1998 and the period of October 14, 1997 through December 31, 1997 consisted of the following components:

                                   Current         Deferred         Total
                                   -------         --------         -----
           1998:
               Federal........... $ 713,514       $(442,014)      $ 271,500
               State.............   195,000         (45,992)         49,800
                                   --------       ---------       ---------
                 Total........... $ 808,514       $(488,006)      $ 320,508
                                   ========        ========        ========
           1997:
               Federal........... $ 553,000       $(237,000)      $ 316,000
               State.............   106,000         (46,000)         60,000
                                   --------       ---------       ---------
                 Total........... $ 659,000       $(283,000)      $ 376,000
                                   ========        ========        ========

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(5)    Income Taxes and Pro Forma Income Taxes, Continued

       Income tax expense for the period of October 14, 1997 through December 31, 1997 is based on taxable income of approximately $1,592,500. The difference between the Company's income tax expense as reported in the accompanying financial statements for 1998 and 1997 and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

                                                          1998           1997
                                                          ----           ----
Expected Federal income taxes.........................  $ 266,000     $ 541,500
State income taxes, net of federal benefit............     32,900        70,100
Deferred tax benefits recognized upon termination
  of the Company's S Corporation election.............         --      (258,000)
Other.................................................     21,608        22,400
                                                         --------      --------

   Total..............................................  $ 320,508     $ 376,000
                                                         ========      ========

       Deferred tax assets at December 31, 1998 and 1997, were comprised of the following:

                                                           1998          1997
                                                           ----          ----
     Deferred tax assets:
         Allowance for doubtful accounts..............  $  24,200     $  24,500
         Accrued expenses.............................    162,800       102,725
         Bonus and profit sharing accruals............     99,600       155,775
         Intangible assets............................    484,406            --
                                                         --------      --------

             Total deferred tax assets................  $ 771,006     $ 283,000
                                                         ========      ========

         The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

         The accompanying statements of income reflect a provision for income taxes on a pro forma basis, at a combined rate of 40% (Federal statutory rate of 34% plus estimated state rate, net of federal benefit of 6%) as if the Company was liable for Federal and state income taxes as a taxable corporate entity throughout the periods ending December 31, 1997 and 1996.

         The components of the provision for pro forma income taxes are as follows:

                                                 Years ended December 31,
                                                 ------------------------
                                                  1997               1996
                                                  ----               ----

         Federal............................   $ 642,770          $1,226,921
         State..............................     160,693             306,730
                                                --------           ---------

         Pro forma income taxes.............   $ 803,463          $1,533,651
                                                ========           =========

                         NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(6)    Notes Payable

       Notes payable consist of the following at December 31, 1998:

                                                                                      1998
                                                                                      ----
       Note  payable to Fifth  Shore  Partnership,  at 9.0%,  payable in monthly
       installments  of  $1,808  including  interest,   with  final  payment  of
       principal and interest due December 1, 2001                                 $  56,867

       Note payable to National Computer Systems,  at 8.50%,  payable in monthly installments  of  $1,430.00  including  interest,  with final  payment of principal  and interest  due March 1, 2002,  secured by the assets of the
       Company                                                                        48,581
                                                                                    --------
       Total notes payable                                                           105,448
       Less current portion                                                           30,754
                                                                                    --------
        Notes payable, net of current portion                                      $  74,694
                                                                                    ========

       The aggregate maturities of notes payable for each of the years subsequent to December 31, 1998 are: 1999 - $30,754; 2000 - $33,653; 2001 -
$36,730; and 2002 - $4,311.

(7)    Common Stock

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

       In August 1997, the Company decided to pay special cash bonuses aggregating $1,740,000 to two executive officers prior to the termination of its S Corporation status, with such bonuses intended to fund the purchase of Company shares by such individuals in an initial public offering (AIPO@) of the Company's common stock. The related special compensation expense of $1,740,000 was recognized by the Company in the fourth quarter of 1997, concurrent with the completion of the IPO. The special compensation expense reduced the amount otherwise available for distribution to the Company's shareholders prior to the termination of its S Corporation status.

       On October 9, 1997, the Company completed its IPO by issuing 1,250,000 shares of common stock at a price of $15 per share. Net proceeds of $16,841,089 were realized by the Company after deducting the underwriting discount and offering expenses.

(8)    Stock Option Plans

       In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for the granting of options to purchase up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are five years. At December 31, 1998, the number of shares available for issuance pursuant to future grants under the Equity Incentive Plan was 329,370 shares.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued



(8)    Stock Option Plans, Continued

       In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not an employee of the Company. On the date of each annual meeting of shareholders of the Company, each such director, if reelected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. In 1998, options to purchase 2,000 shares of the Company's common stock were granted. At December 31, 1998, the number of shares available for issuance pursuant to future grants under the Director Plan was 28,000.

       Options to purchase shares of common stock have been granted in 1998 and 1997 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants. Had compensation cost for the stock option grants been determined using the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                        1998         1997
                                                                        ----         ----
                                                                      (in thousands, except
                                                                       per share amounts)
  Pro forma:
      Net income, as reported......................................  $     461    $   2,414
      Net income, adjusted for the fair value method...............        267        2,332

      Income per share, as reported (1)............................  $    0.06    $    0.37
      Income per share, adjusted for the fair value method (1).....       0.04         0.36

(1)    Amounts are the same for both basic and diluted income per share.

       The weighted average fair value of options granted in 1998 and 1997 was $1.80 and $6.16, respectively. Pro forma net income reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts presented above because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                       1998              1997
                                                       ----              ----
   Expected dividend yield at date of grant..              0                0
   Expected stock price volatility...........           45.0%             45.0%
   Risk-free interest rate...................            6.0%              6.0%
   Expected life of options..................   3.75 to 5.00 years    3.75 years

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(8)    Stock Option Plans, Continued

       The following information relates to options to purchase common stock:

                                           Number of          Weighted Average
                                                      --------------------------
                                            Shares    Exercise Price  Fair Value
                                            -----     --------------  ----------

 Balance at December 31, 1996........          --
     Granted.........................     168,843        $15.00         $6.16
     Canceled........................      (1,713)        15.00          6.16
                                         --------

 Balance at December 31, 1997........     167,130         15.00          6.16
     Granted.........................     342,878          4.37          1.80
     Canceled........................    (107,378)        13.58          5.58
                                         --------

 Balance at December 31, 1998........     402,630          6.33          2.60
                                         ========

 Exercisable at December 31, 1998....      36,904         15.00          6.16
                                         ========

       At December 31, 1998, the range of exercise prices for outstanding stock options was $4.19 to $15.00 and the weighted average remaining contractual life of outstanding stock options was 4.63 years.

(9)    Leases

       The Company leases office space for a monthly base rental payment plus maintenance and utilities. Rental expense was $385,735, $253,034 and $183,118 during 1998, 1997 and 1996, respectively, and is included in selling, general and administrative expenses in the statements of income. The future minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 1998 approximate $537,000, $256,000, $40,000, $42,000 and $4,000, respectively.

(10)   Employee Benefits

       The Company sponsors a qualified defined contribution profit sharing plan covering substantially all employees with a minimum service of 1,000 hours and one year of service except for highly compensated employees covered by other nonqualified profit sharing plans. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. Total profit sharing expense was $0, $97,402 and $75,229 in 1998, 1997 and 1996, respectively.

       The Company also sponsors nonqualified profit sharing bonus and incentive plans for employees and members of executive management of the Company. Certain bonuses under the executive management incentive plan are paid over a five-year period. Expense recorded under these plans was $84,013, $607,877 and $552,832 in 1998, 1997 and 1996, respectively.

(11)   Subsequent Event

       On January 4, 1999, the Company acquired a building in Lincoln, Nebraska. The purchase price of the building was approximately $1.4 million. The Company plans to renovate the building during 1999 and to move its headquarters to the building in December 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

       The  information  required  by this Item with  respect to  directors  and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

       The information required by this Item is included under the captions "Board of DirectorsCDirector Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive CompensationCReport on
Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

       The  information  required  by this Item is  included  under the  caption
"Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

       None.

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

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1999.


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


           Signature                      Title                        Date


/s/ Michael D. Hays            President, Chief Executive        March 19, 1999
---------------------------    Officer and Director
Michael D. Hays                (Principal Executive Officer)


/s/ Patrick E. Beans           Vice President, Treasurer,        March 19, 1999
---------------------------    Secretary, Chief Financial
Patrick E. Beans               Officer and Director
                               (Principal Financial and
                               Accounting Officer)

/s/ John N. Nunnelly           Director                          March 19, 1999
---------------------------
John N. Nunnelly


/s/ Paul C. Schorr, III        Director                          March 19, 1999
---------------------------
Paul C. Schorr, III

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                          Page in this Form 10-K
Independent Auditors' Report                                        19

Balance Sheets as of December 31, 1998 and 1997                     20

Statements of Income for each of the years in                       21
the three-year period ended December 31, 1998

Statements of Shareholders' Equity for each of                      22
the years in the three-year period ended
December 31, 1998

Statements of Cash Flows for each of the three years                23
in the period ended December 31, 1998

Notes to Financial Statements                                     24-33

Independent Auditors' Report on Financial
Statement Schedule                                                   37

Financial Statement Schedule:                                       38
  II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
National Research Corporation:

Under date of February 12, 1999, we reported on the balance sheets of National Research Corporation as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

Lincoln, Nebraska
February 12, 1999



                          NATIONAL RESEARCH CORPORATION

                 Schedule II - Valuation and Qualifying Accounts

                                          Balance at                      Write-offs,       Balance
                                           Beginning       Bad Debt         Net of           at End
                                            of Year        Expense        Recoveries        of Year
Allowance for doubtful accounts:

  Year Ended December 31, 1996........   $    25,000        30,764         10,764            45,000

  Year Ended December 31, 1997........   $    45,000        35,000         17,192            62,808

  Year Ended December 31, 1998........   $    62,808        40,000         40,917            61,891




See accompanying independent auditors' report.

                                  EXHIBIT INDEX

Exhibit
Number                                 Exhibit Description

(3.1) Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(3.2) By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.2)* National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.3)* Employment Memorandum, dated as of July 15, 1994, from National Research Corporation to Patrick E. Beans [Incorporated by reference to Exhibit (10.5) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.4)* Separation of Employment Agreement, dated as of June 26, 1998, between National Research Corporation and Sharon Flaherty

(10.5)+ Subcontract, dated as of May 9, 1997, as amended, between National Research Corporation and United HealthCare Corporation [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.6)+ Letter of Agreement, dated as of June 15, 1998, between National Research Corporation and HealthSouth Corporation.

(10.7) Lease, dated as of January 9, 1998, between National Research Corporation and Gold's Limited Partnership [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(23)                Consent of KPMG Peat Marwick LLP

(27)                Financial Data Schedule (EDGAR version only)

(99)                Proxy Statement for the 1999 Annual Meeting of Shareholders

                    [Except to the extent specifically incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]


--------------------
*        A management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.