Form 10-Q
period 1999-03-31
NATIONAL RESEARCH CORP
filed 1999-05-12
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

                                       or

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

Common  Stock,  $.001 par value,  outstanding  as of April 30,  1999:  7,060,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 1999

                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Balance Sheets                               3
                    Condensed Statements of Income                         4
                    Condensed Statements of Cash Flows                     5
                    Notes to Condensed Financial Statements                6

           Item 2.  Management's Discussion and Analysis of              7-10
                    Financial Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                           10

PART II.   OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds             11

           Item 6.  Exhibits and Reports on Form 8-K                      11

           Signatures                                                     12

           Exhibit Index                                                  13

                         PART I - Financial Information

ITEM 1   Financial Statements

                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                      ---------------   ----------------
                                                                                           (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                                          $     2,164,954   $     4,887,712
   Investments in marketable debt securities                                                8,657,314         8,009,343
   Trade accounts receivable, less allowance for doubtful
     accounts of $66,891 in 1999 and $77,808 in 1998                                        2,816,894         2,940,356
   Unbilled revenues                                                                          754,264         1,030,351
   Prepaid expenses and other                                                                 414,687           165,037
   Deferred income taxes                                                                      227,229           222,500
                                                                                      ----------------  ----------------

             Total current assets                                                          15,035,342        17,255,299
                                                                                      ----------------  ----------------

Property and equipment, net of accumulated
   depreciation and amortization                                                            4,301,358         2,288,583
Deferred income taxes                                                                         510,158           548,506
Goodwill and other intangibles, net of  accumulated amortization                            6,076,099         6,160,209
Other                                                                                          26,582            26,582
                                                                                      ----------------  ----------------

             Total assets                                                             $    25,949,539   $    26,279,179
                                                                                      ================  ================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Purchase price payable                                                             $     1,500,000   $     2,650,000
   Current portion - notes payable                                                             30,754            30,754
   Accounts payable and accrued expenses                                                    1,673,678         1,429,728
   Accrued wages, bonuses and profit sharing                                                  796,355           907,743
   Income taxes payable                                                                         7,494                --
   Billings in excess of revenues earned                                                    4,098,988         3,283,462
                                                                                      ----------------  ----------------

             Total current liabilities                                                      8,107,269         8,301,687

Notes payable, net of current portion                                                          67,236            74,694
Bonuses and profit sharing accruals                                                            87,306           157,472
Other accrued expense                                                                         290,523           310,793
                                                                                      ----------------  ----------------

             Total long-term liabilities                                                      445,065           542,959
                                                                                      ----------------  ----------------

             Total liabilities                                                              8,552,334         8,844,646
                                                                                      ----------------  ----------------

Shareholders' equity:
   Common stock, $.001 par value; authorized 20,000,000
      shares, issued 7,305,000                                                                  7,305             7,305
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                                  -                 -
   Additional paid-in capital                                                              16,839,839        16,839,839
   Retained earnings                                                                        1,835,905         1,734,983
   Treasury stock, at cost; 245,000 shares in 1999, 213,000 shares in 1998                (1,285,844)       (1,147,594)
                                                                                      ----------------  ----------------

             Total shareholders' equity                                                    17,397,205        17,434,533
                                                                                      ----------------  ----------------

             Total liabilities and shareholders' equity                               $    25,949,539   $    26,279,179
                                                                                      ================  ================

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                          ------------------------------------
                                                               1999                 1998
                                                          --------------        --------------

Revenues                                                  $    3,662,923        $    3,406,100
                                                          --------------        --------------

Operating expenses:
    Direct expenses                                            2,577,301             1,508,961
    Selling, general and administrative                          904,494             1,188,588
    Depreciation and amortization                                169,111                51,993
                                                          --------------        --------------

                Total operating expenses                       3,650,906             2,749,542
                                                          --------------        --------------

                Operating income                                  12,017               656,558

Other income:
    Interest income                                              150,694               262,200
    Other, net                                                     7,749                  -
    Interest expense                                              (2,258)                 -
                                                          --------------        --------------

                Total other income                               156,185               262,200
                                                          --------------        --------------

                Income before income taxes                       168,202               918,758

Provision for income taxes                                        67,280               357,000
                                                          --------------        --------------

                        Net income                        $      100,922        $      561,758
                                                          ==============        ==============

Net income per share--basic
    and diluted                                           $         0.01        $         0.08
                                                          ==============        ==============

Weighted average shares and share equivalents
  outstanding--basic                                           7,077,056             7,305,000
                                                          ==============        ==============

Weighted average shares and share equivalents
  outstanding--diluted                                         7,084,549             7,305,000
                                                          ==============        ==============



See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                               1999            1998
                                                                           -------------  --------------

Cash flows from operating activities:
    Net income                                                             $     100,922   $     561,758
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                            169,111          51,993
        Deferred income taxes                                                     33,619           -
        Loss on sale of other investments                                            144           -
        Changes in assets and liabilities, net of acquisition:
           Trade accounts receivable                                             123,462       1,763,029
           Unbilled revenues                                                     276,087         (74,016)
           Prepaid expenses and other                                           (249,650)      (392,541)
           Deferred income taxes                                                   -              34,000
           Accounts payable and accrued expenses                                 223,680         286,457
           Accrued wages, bonuses and profit sharing                            (181,554)       (410,875)
           Income taxes payable                                                    7,494         245,229
           Billings in excess of revenues earned                                 815,841        (142,054)
                                                                           -------------   -------------

                  Net cash provided by operating activities                    1,318,696       1,922,980
                                                                           -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment                                       (2,097,776)       (287,400)
    Purchases of securities available-for-sale                                (4,967,115)     (4,430,572)
    Proceeds from the maturities of securities available-for-sale              4,319,000       2,000,000
                                                                           -------------   -------------

                  Net cash used in investing activities                       (2,745,891)     (2,717,972)
                                                                           -------------   -------------

Cash flows from financing activities:
    Payments on notes payable                                                    (7,458)            -
    Payment of purchase price payable                                        (1,150,000)            -
    Purchase of  treasury stock                                                (138,250)            -
                                                                           -------------   -------------

                  Net cash used in financing activities                      (1,295,708)            -
                                                                           -------------   -------------

                  Net decrease in cash and cash equivalents                  (2,722,758)        (794,992)

Cash and cash equivalents at beginning of period                               4,887,712       4,688,352
                                                                           -------------   -------------

Cash and cash equivalents at end of period                                 $   2,164,954   $   3,893,360
                                                                           =============   =============

Supplemental disclosure of cash paid for:
    Interest                                                               $       2,258  $         -
                                                                           =============  ==============

    Taxes                                                                  $      23,277  $        -
                                                                           =============  ==============

See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION
                     Notes to Condensed Financial Statements

1.     INTERIM FINANCIAL REPORTING

The condensed balance sheet of National Research Corporation (the "Company") at December 31, 1998 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission in March 1999.

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the three-month periods ended March 31, 1999 and 1998, respectively.

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

                                                      Percentage of Total
                                                           Revenues
                                                -------------------------------
                                                      Three months ended
                                                          March 31,
                                                -------------------------------
                                                      1999        1998
                                                -------------------------------

Revenues:                                             100.0%      100.0%
                                                ===============================

Operating expenses:
    Direct expenses                                    70.4        44.3
    Selling, general and administrative                24.7        34.9
    Depreciation and amortization                       4.6         1.5
                                                -------------------------------
                  Total operating expenses:            99.7        80.7
                                                -------------------------------

Operating income                                        0.3%       19.3%
                                                ===============================

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Total revenues. Total revenues increased 7.5% in the three month period ended March 31, 1999 to $3.7 million from $3.4 million in the three month period ended March 31, 1998. The increase was due primarily to an increase in revenue from performance tracking services and custom research as a result of the addition of new clients, the acquisition of HRS in June 1998 and, to a lesser extent, an increase in the scope of existing tracking projects. The increase in revenues was partially offset by a decrease in recognized revenues from the Company's syndicated services. Billings for syndicated services during the period were up over 10% compared to the same period in 1998, but a larger percentage of sales were for 1999 services to be delivered in the third quarter of 1999.

Direct expenses. Direct expenses increased 70.8% to $2.6 million in the three-month period ended March 31, 1999 from $1.5 million in the same period during 1998. The increase in direct expenses in the 1999 period was due primarily to an increase in labor and payroll expenses of $592,000 (which was due partially to increased costs associated with the addition of a telephone call center and with increased revenues) and, to a lesser extent, increases in postage expenses of $138,000, printing expenses of $65,000, communication/telephone expenses of $58,000, rent and office expenses of $17,000 and software conversion costs of $113,000. Direct expenses increased as a percentage of total revenues to 70.4% in the three month period ended March 31, 1999 from 44.3% during the same period of 1998. The increase in direct expenses as a percentage of total revenues was due primarily to expenses associated with the Company's planned conversion of internal software, which was not completed, and also to an increase in telephone methodology, which increases labor costs. Direct expenses as a percentage of total revenues are expected to remain at levels similar to the 1999 period until the internal software conversion is completed.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 23.9% to $904,000 for the three-month period ended March 31, 1999 from $1.2 million for the same period in 1998. This decrease was primarily due to a decrease in legal and accounting expenses of $53,000, salaries and benefit expenses of $153,000, research and development expenses of $36,000 and trade show expenses of $31,000. These decreases were offset by an increase in rent and office expenses of $48,000 associated with the Company's new office in Columbus, Ohio. Selling, general, and administrative expenses decreased as a percentage of total revenues to 24.7% for the three month period ended March 31, 1999 from 34.9% for the same period in 1998 due to the increase in revenue without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 225.3% to $169,000 in the three-month period ended March 31, 1999 from $52,000 in the same period of 1998. The increase in amortization and depreciation is primarily due to the acquisition of intangible assets of HRS and the purchase of computer equipment and software. Depreciation and amortization expenses as a percentage of total revenues increased to 4.6% in the three-month period ended March 31, 1999, from 1.5% in the same period of 1998.

Provision for income taxes. The provision for income taxes totaled $67,000 (40.0% effective tax rate) for the three-month period ended March 31, 1999 as compared to $357,000 (38.9% effective tax rate) for the same period in 1998. The decrease in expense is due to the lower profit for the period.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of March 31, 1999, the Company had cash and cash equivalents of $2.2 million and working capital of $6.9 million.

During the three months ended March 31, 1999, the Company generated $1.3 million of net cash from operating activities as compared to $1.9 million of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to the timing of collections of accounts receivables, the timing of costs incurred in advance of billings on certain projects and a lower overall operating income.

For the three months ended March 31, 1999, net cash used in investing activities was $2.8 million as compared to $2.7 million during the same period in the prior year. The 1999 increase in cash used was primarily due to the purchase of a new building for $1,475,000 and an investment of $627,000 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business. This was partially offset by the proceeds of maturities of securities available-for-sale of $4.3 million. The Company plans to spend an additional $3.0 million during 1999 to renovate the new building. Following renovation, the Company intends to move its headquarters to such building in December 1999. The Company expects to secure long-term financing on the building for approximately $3.8 million. The 1998 net cash used was primarily due to the purchase of investments in debt securities available-for-sale, which was partially offset by an investment of $287,000 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business.

Net cash used in financing activities was $1.3 million and $0 for the three months ended March 31, 1999 and 1998, respectively. The most significant use of cash for financing activities in 1999 was the payment of purchase price payable related to the acquisition of HRS of $1.2 million. Other cash used in financing activities for 1999 was for the payments of notes payable and the purchase of treasury stock.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of March 31, 1999 and as of December 31, 1998, the Company had $4.1 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At March 31, 1999 and December 31, 1998, the Company had $754,000 and $560,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of May 12, 1999, no shares under the new authorization had been repurchased.

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

The Company's internal software systems presented no Y2K compatibility issues. Most of the Company's internal hardware systems presented no Y2K compatibility issues. The Company has been upgrading its computer hardware that is not Y2K compliant on an ongoing basis and all mission-critical hardware will be Y2K compliant before the last quarter of 1999. The software used by the Company to deliver information to its clients contains no date related data or code other than that related to licensing issues, and therefore, is not affected by the Y2K issue.

Many of the services sold by the Company originate from data provided by the Company's clients. The Company generally does not use live data provided by its clients, instead the clients transmit member or patient information on a weekly or monthly basis. As a result, the Company's ability to provide services to these clients is dependent on whether such clients' systems for transmitting data to the Company are Y2K compliant. If a client cannot transmit member or patient information to the Company, then the Company cannot provide its services to the client. Therefore, there can be no assurance that the failure of clients of the Company to be Y2K compliant will not have a material adverse effect on the Company. To be prepared to address unexpected occurrences, the Company will develop contingency plans before the last quarter of 1999 to assess alternative methods to obtain data from its clients.

The current estimate of total Y2K compliance cost is $126,000. A majority of these costs have been included in the ongoing upgrading and standardization of the Company's systems. Approximately $44,000 of such costs have been incurred to date. Based upon progress to date, the Company does not believe that future costs of Y2K compliance will materially affect the Company's operating results or financial condition. If problems with the Company's conversion of internal software systems are not corrected by year end, then the Company could incur additional costs to upgrade existing programs.

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


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 1998.

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

       During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company are reasonably estimated to be applied as follows:

         1.   Temporary  investments of United States government     $-7,033,516
              securities with maturities of two years or less




         2.   Acquisition of HRS and related acquisition costs         7,049,588
         3.   The acquisition of a new headquarters building           1,474,985
         4.   The repurchase of treasury stock                         1,283,000
                                                                     -----------
              Total proceeds to the Company                          $16,841,089
                                                                     ===========

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibit Number         Description
         --------------         -----------

(27)     Financial Data Schedule (EDGAR version only)

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NATIONAL RESEARCH CORPORATION



Date: May 12, 1999               By:   /s/ Michael D. Hays
                                    ---------------------------------------
                                      Michael D. Hays
                                      President and Chief Executive Officer



Date: May 12, 1999               By:   /s/ Patrick E. Beans
                                    ---------------------------------------
                                      Patrick E. Beans
                                      Vice President, Treasurer, Secretary and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended March 31, 1999

                                     Exhibit
                                     -------


      (27)  Financial Data Schedule (EDGAR version only)