Form 10-Q
period 1999-06-30
NATIONAL RESEARCH CORP
filed 1999-08-11
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

                                       or

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

Common Stock, $.001 par value, outstanding as of July 31, 1999: 7,050,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                       For the Quarter Ended June 30, 1999

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets                                3
                   Condensed Statements of Income (Loss)                   4
                   Condensed Statements of Cash Flows                      5
                   Notes to Condensed Financial Statements                 6

          Item 2.  Management's Discussion and Analysis of                7-11
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About         11
                   Market Risk

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds              12

          Item 4.  Submission of Matters to a Vote of Security Holders    13

          Item 6.  Exhibits and Reports on Form 8-K                       13

          Signatures                                                      14

          Exhibit Index                                                   15

                         PART I - Financial Information

ITEM 1   Financial Statements
                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                      June 30,             December 31,
                                                                                        1999                   1998
                                                                                 -------------------    --------------------
                                                                                    (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                                     $        2,511,660  $            4,887,712
   Investments in marketable debt securities                                              7,313,953               8,009,343
   Trade accounts receivable, less allowance for doubtful
     accounts of $76,891 in 1999 and $61,891 in 1998                                      2,227,829               2,940,356
   Unbilled revenues                                                                        806,606               1,030,351
   Prepaid expenses and other                                                               774,633                 165,037
   Deferred income taxes                                                                    232,557                 222,500
                                                                                 -------------------    --------------------

             Total current assets                                                        13,867,238              17,255,299
                                                                                 -------------------    --------------------

Property and equipment, net of accumulated
   depreciation and amortization                                                          4,979,000               2,288,583
Deferred income taxes                                                                       505,626                 548,506
Goodwill and other intangibles, net of  accumulated amortization                          5,978,923               6,160,209
Other                                                                                        15,592                  26,582
                                                                                 -------------------    --------------------

             Total assets                                                        $       25,346,379  $           26,279,179
                                                                                 ===================    ====================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Purchase price payable                                                        $             -        $         2,650,000
   Current portion - notes payable                                                           30,754                  30,754
   Accounts payable and accrued expenses                                                  2,020,506               1,429,728
   Accrued wages, bonuses and profit sharing                                                718,035                 907,743
   Income taxes payable                                                                     127,752                     -
   Billings in excess of revenues earned                                                  4,547,865               3,283,462
                                                                                 -------------------    --------------------

             Total current liabilities                                                    7,444,912               8,301,687

Notes payable, net of current portion                                                        59,656                  74,694
Bonuses and profit sharing accruals                                                          87,306                 157,472
Other accrued expense                                                                       258,323                 310,793
                                                                                 -------------------    --------------------

             Total long-term liabilities                                                    405,285                 542,959
                                                                                 -------------------    --------------------

             Total liabilities                                                            7,850,197               8,844,646
                                                                                 -------------------    --------------------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                                  -                       -
   Common stock, $.001 par value; authorized 20,000,000
      shares, issued 7,305,000                                                                7,305                   7,305
   Additional paid-in capital                                                            16,839,839              16,839,839
   Retained earnings                                                                      1,958,632               1,734,983
   Treasury stock, at cost; 255,000 shares in 1999, 213,000 shares in 1998               (1,309,594)             (1,147,594)
                                                                                 -------------------    --------------------

             Total shareholders' equity                                                  17,496,182              17,434,533
                                                                                 -------------------    --------------------

             Total liabilities and shareholders' equity                          $       25,346,379     $        26,279,179
                                                                                 ===================    ====================

See accompanying notes to condensed financial statements.



                                           NATIONAL RESEARCH CORPORATION
                                       CONDENSED STATEMENTS OF INCOME (LOSS)
                                                    (Unaudited)

                                                                  Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                           ----------------------------------  ----------------------------------
                                                               1999               1998              1999              1998
                                                           --------------   -----------------  ----------------  ----------------


Revenues                                                   $    4,305,341   $      4,029,717   $     7,968,264   $     7,435,817
                                                           ---------------  -----------------  ----------------  ----------------

Operating expenses:
    Direct expenses                                             3,005,639          2,015,961         5,582,940         3,524,922
    Selling, general and administrative                         1,045,928          1,242,811         1,950,422         2,431,399
    Depreciation and amortization                                 179,111             66,363           348,222           118,356
    Acquired in-process research and
      development cost                                              -              2,737,542             -             2,737,542
    Severance charge                                                -                303,740             -               303,740
                                                           ---------------  -----------------  ----------------  ----------------

                Total operating expenses                        4,230,678          6,366,417         7,881,584         9,115,959
                                                           ---------------  -----------------  ----------------  ----------------

                Operating income (loss)                            74,663         (2,336,700)           86,680        (1,680,142)

Other income:
    Interest income                                               133,322            255,330           284,016           517,530
    Other, net                                                      2,110              -                 9,859             -
    Interest expense                                              (2,135)             (1,303)           (4,393)           (1,303)
                                                           ---------------  -----------------  ----------------  ----------------

                Total other income                                133,297            254,027           289,482           516,227
                                                           ---------------  -----------------  ----------------  ----------------

                Income (loss) before income taxes                 207,960         (2,082,673)          376,162        (1,163,915)

Income tax provision (benefit)                                     85,233           (798,125)          152,513          (441,125)
                                                           ---------------  -----------------  ----------------  ----------------

                Net income (loss)                                 122,727         (1,284,548)          223,649          (722,790)
                                                           ===============  =================  ================  ================

Net Income per share--basic and diluted                    $          .02   $          (0.18)  $           .03   $         (0.10)
                                                           ===============  =================  ================  ================

Weighted average shares and share equivalents
outstanding--basic                                              7,055,824          7,305,000         7,066,301         7,305,000
                                                           ===============  =================  ================  ================

Weighted average shares and share equivalents
outstanding--diluted                                            7,056,585          7,305,000         7,067,062         7,305,000
                                                           ===============  =================  ================  ================

See accompanying notes to condensed financial statements.


                          NATIONAL RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                         ------------------------------
                                                                                             1999            1998
                                                                                         --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                                    $     223,649   $    (722,790)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          359,698         118,356
        Acquired in-process research and development cost, net of tax                             -          1,669,309
        Loss (gain) on disposal of assets                                                        1,110           -
        Loss on sale of other investments                                                          144           -
        Changes in assets and liabilities, net of acquisition:
           Current assets                                                                      370,490        (501,947)
           Current liabilities                                                               1,683,652       1,976,516
                                                                                         --------------  --------------

                  Net cash provided by operating activities                                  2,638,743       2,539,444
                                                                                         --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (2,883,003)       (713,731)
    Acquisition, net of cash required                                                             -         (5,616,353)
    Accounts receivable- other                                                                    -           (648,874)
    Purchases of securities available-for-sale                                              (5,807,754)     (8,169,883)
    Proceeds from the maturities of securities available-for-sale                            6,503,000       9,348,881
                                                                                         --------------  --------------

                  Net cash used in investing activities                                     (2,187,757)     (5,799,960)
                                                                                         --------------  --------------

Cash flows from financing activities:
    Payments on notes payable                                                                  (15,038)         (3,735)
    Payment of purchase price payable                                                       (2,650,000)          -
    Purchase of  treasury stock                                                               (162,000)          -
                                                                                         --------------  --------------

                  Net cash used in financing activities                                     (2,827,038)         (3,735)
                                                                                         --------------  --------------

                  Net decrease in cash and cash equivalents                                 (2,376,052)     (3,264,251)

Cash and cash equivalents at beginning of period                                             4,887,712       4,688,352
                                                                                         --------------  --------------

Cash and cash equivalents at end of period                                               $   2,511,660   $   1,424,101
                                                                                         ==============  ==============

Supplemental disclosure of cash paid for:
    Interest                                                                             $       4,393   $       1,303
                                                                                         ==============  ==============

    Taxes                                                                                $     (10,845)  $     577,650
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

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the three- or six-month periods ended June 30, 1999 and 1998, respectively.

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


                                                                               Percentage of Total Revenues
                                                           -------------------------------------------------------------------------
                                                                   Three months ended                      Six months Ended
                                                                        June 30,                                June 30,
                                                           -----------------------------------    ----------------------------------
                                                                 1999              1998                 1999              1998
                                                           -----------------------------------    ----------------------------------

Revenues:                                                        100.0%            100.0%                100.0%            100.0%
                                                           ===================================    ==================================

Operating expenses:
    Direct expenses                                               69.8              50.0                  70.0              47.4
    Selling, general and administrative                           24.3              30.9                  24.5              32.7
    Depreciation and amortization                                  4.2               1.6                   4.4               1.5
    Acquired in-process research and development cost              -                67.9                   -                36.8
    Severance charge                                               -                 7.5                   -                 4.1
                                                           -----------------------------------    ----------------------------------
                  Total operating expenses:                       98.3             157.9                  98.9             122.5
                                                           -----------------------------------    ----------------------------------

Operating income (loss)                                            1.7%            (57.9%)                 1.1%            (22.5%)
                                                           ===================================    ==================================

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Total revenues. Total revenues increased 6.8% in the three month period ended June 30, 1999 to $4.3 million from $4.0 million in the three month period ended June 30, 1998. The increase was due primarily to an increase in revenue from performance tracking services and custom research as a result of the addition of new clients, and, to a lesser extent, an increase in the scope of existing tracking projects. The increase in revenues was partially offset by a decrease in revenues from the Company's syndicated services. Billings for syndicated services during the period were slightly less compared to the same period in 1998, but a larger percentage of 1999 sales were for services to be delivered in the third quarter of 1999.

Direct expenses. Direct expenses increased 49.1% to $3.0 million in the three-month period ended June 30, 1999 from $2.0 million in the same period during 1998. The increase in direct expenses in the 1999 period was due primarily to increases in fieldwork expenses of $366,000 (which was due partially to the outsourcing of call center work and fees paid to accreditation organizations) and labor and payroll expenses of $243,000 (which was due partially to increased costs associated with the addition of a telephone call center, additional labor associated with internal software conversion, and with increased revenues), and, to a lesser extent, increases in postage expenses of $116,000, communication/telephone expenses of $31,000, rent and office expenses of $29,000 and software conversion costs of $210,000. Direct expenses increased as a percentage of total revenues to 69.8% in the three month period ended June 30, 1999 from 50.0% during the same period of 1998. The increase in direct expenses as a percentage of total revenues was due primarily to expenses associated with the Company's planned conversion of internal software(which has not been completed) and also to an increase use of telephone methodology, which increases labor costs. Direct expenses as a percentage of total revenues are expected to remain at levels similar to the 1999 period until the internal software conversion is completed, which the Company anticipates will occur in the fourth quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 15.8% to $1.0 million for the three-month period ended June 30, 1999 from $1.2 million for the same period in 1998. This decrease was primarily due to a decrease in salaries and benefit expenses of $93,000 and direct marketing and trade show expenses of $88,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 24.3% for the three month period ended June 30, 1999 from 30.9% for the same period in 1998. The decrease was due partially to the additional expense in June of 1998 associated with the acquisition of Healthcare Research Systems, Ltd. ("HRS") and to the increase in revenue in 1999 without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 170.0% to $179,000 in the three-month period ended June 30, 1999 from $66,000 in the same period of 1998. The increase in amortization and depreciation is primarily due to the acquisition of intangible assets of HRS and the purchase of computer equipment and software. Depreciation and amortization expenses as a percentage of total revenues increased to 4.2% in the three-month period ended June 30, 1999, from 1.6% in the same period of 1998.

Acquired in-process research and development cost and severance charge. In connection with the acquisition of HRS in June 1998, the Company incurred a one-time, non-recurring charge of $2.7 million for costs assigned to in-process research and development activities of the acquired company and severance costs of $304,000 for duplicative employees of the Company as a result of the acquisition. The aggregate charges to income net of taxes associated with the acquisition were approximately $1.9 million, or $0.26 per share.

Provision for income taxes. The provision for income taxes totaled $85,000 (40.0% effective tax rate) for the three-month period ended June 30, 1999 as compared to $798,000 tax benefit (38.9% effective tax benefit) for the same period in 1998. The increase in expense is due to the profit for the 1999 period.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total revenues. Total revenues increased 7.2% in the six month period ended June 30, 1999 to $8.0 million from $7.4 million in the six month period ended June 30, 1998. The increase was due primarily to an increase in revenue from performance tracking services and custom research as a result of the addition of new clients, the acquisition of HRS in June 1998 and, to a lesser extent, an increase in the scope of existing tracking projects. The increase in revenues was partially offset by a decrease in revenues from the Company's syndicated services. Billings for syndicated services during the period were even compared to the same period in 1998, but a larger percentage of 1999 sales were for services to be delivered in the third quarter of 1999.

Direct expenses. Direct expenses increased 58.4% to $5.6 million in the six-month period ended June 30, 1999 from $3.5 million in the same period during 1998. The increase in direct expenses in the 1999 period was due primarily to an increase in labor and payroll expenses of $830,000 (which was due partially to increased costs associated with the addition of a telephone call center, additional labor associated with the internal software conversion and with increased revenues) and, to a lesser extent, increases in postage expenses of $244,000, fieldwork expenses of $371,000, printing expenses of $48,000, communication/telephone expenses of $66,000, rent and office expenses of $37,000 and software conversion costs of $323,000. Direct expenses increased as a percentage of total revenues to 70.1% in the six month period ended June 30, 1999 from 47.4% during the same period of 1998. The increase in direct expenses as a percentage of total revenues was due primarily to expenses associated with the Company's planned conversion of internal software(which has not been completed) and also to an increase in telephone methodology, which increases labor costs. Direct expenses as a percentage of total revenues are expected to remain at levels similar to the 1999 period until the internal software conversion is completed, which the Company anticipates will occur in the fourth quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 19.8% to $2.0 million for the six-month period ended June 30, 1999 from $2.4 million for the same period in 1998. This decrease was primarily due to a decrease in legal and accounting expenses of $49,000, salaries and benefit expenses of $255,000, telephone expenses of $15,000, research and development expenses of $48,000 and direct marketing and trade show expenses of $114,000. These decreases were offset by an increase in rent and office expenses of $51,000 associated with the Company's new office in Columbus, Ohio. Selling, general, and administrative expenses decreased as a percentage of total revenues to 24.5% for the six month period ended June 30, 1999 from 32.7% for the same period in 1998. The decrease was due partially to the additional expense in June of 1998 associated with the acquisition of HRS and to the increase in revenue in 1999 without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 194.2% to $348,000 in the six-month period ended June 30, 1999 from $118,000 in the same period of 1998. The increase in amortization and depreciation is primarily due to the acquisition of intangible assets of HRS and the purchase of computer equipment and software. Depreciation and amortization expenses as a percentage of total revenues increased to 4.4% in the six-month period ended June 30, 1999, from 1.5% in the same period of 1998.

Acquired in-process research and development cost and severance charge. In connection with the acquisition of HRS in June 1998, the Company incurred a one-time, non-recurring charge of $2.7 million for costs assigned to in-process research and development activities of the acquired company and severance costs of $304,000 for duplicative employees of the Company as a result of the acquisition. The aggregate charges to income net of taxes associated with the acquisition were approximately $1.9 million, or $0.26 per share.

Provision for income taxes. The provision for income taxes totaled $153,000 (40.0% effective tax rate) for the six-month period ended June 30, 1999 as compared to $441,000 tax benefit (38.9% effective tax benefit) for the same period in 1998. The increase in expense is due to the profit for the 1999 period.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of June 30, 1999, the Company had cash and cash equivalents of $2.5 million and working capital of $6.4 million.

During the six months ended June 30, 1999, the Company generated $2.6 million of net cash from operating activities as compared to $2.5 million of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the six months ended June 30, 1999, net cash used in investing activities was $2.2 million as compared to $5.8 million during the same period in the prior year. The 1999 decrease in cash used was primarily due to the 1998 acquisition of HRS and its related receivable of $6.3 million, which was partially offset by the purchase and renovation of a new building for $1.7 million, and investment of $1.2 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business and by the proceeds of maturities of securities available-for-sale. The Company plans to spend an additional $3.0 million during 1999 to renovate the new building. Following renovation, the Company intends to move its headquarters to such building in December 1999. The Company expects to secure long-term financing on the building for approximately $3.8 million. The 1998 net cash used was primarily due to the acquisition of HRS in June 1998 for approximately $5.6 million, the accounts receivable-other related to the acquisition of $649,000 and investment of $714,000 in furniture, computer equipment and production equipment to meet the expansion of the Company's business, which was partially offset by the maturing of investments in debt securities available-for-sale.

Net cash used in financing activities was $2.8 million and $4,000 for the six months ended June 30, 1999 and 1998, respectively. The most significant use of cash for financing activities in 1999 was for the payments of notes payable, acquisition purchase price payable and the purchase of treasury stock.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 1999 and as of December 31, 1998, the Company had $4.5 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At June 30, 1999 and December 31, 1998, the Company had $807,000 and $1.0 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of July 31, 1999, 10,000 shares under the new authorization had been repurchased.

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

The current estimate of total remaining Y2K compliance cost is $126,000. A majority of these costs have been included in the ongoing upgrading and standardization of the Company's systems. Approximately $56,000 of such costs have been incurred to date. Based upon progress to date, the Company does not believe that future costs of Y2K compliance will materially affect the Company's operating results or financial condition. If problems with the Company's conversion of internal software systems are not corrected by year end, then the Company could incur additional costs to upgrade existing programs.

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

         During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company are reasonably estimated to be applied as follows:

         1.   Temporary  investments of United States government      $5,280,313
              securities with maturities of two years or less

         2.   Acquisition of HRS and related acquisition costs         8,549,588

         3.   The acquisition of a new headquarters building           1,701,594

         4.   The repurchase of treasury stock                         1,309,594
                                                                     -----------
              Total proceeds to the Company                          $16,841,089
                                                                     ===========

ITEM 4   Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 14, 1999. At such meeting, Paul C. Schorr, III was elected as director of the Company for a term to expire at the 2002 annual meeting of shareholders and until his successor is duly elected and qualified pursuant to the following vote: Paul C Schorr, III - 6,949,074 shares voted for, 1,000 withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 1999 annual of shareholders are as follows:
Terms expiring at the 2000 annual meeting - Michael D. Hays and John N Nunnelly; and term expiring at the 2001 annual meeting - Patrick E. Beans.


ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibit Number Description

(27)     Financial Data Schedule (EDGAR version only)


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL RESEARCH CORPORATION



Date: August 10, 1999            By:   /s/ Michael D. Hays
                                   ---------------------------------------------
                                   Michael D. Hays
                                   President and Chief Executive Officer



Date: August 10, 1999            By:   /s/ Patrick E. Beans
                                   ---------------------------------------------
                                   Patrick E. Beans
                                   Vice President, Treasurer, Secretary and
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 1999

                                     Exhibit
                                     -------


(27)     Financial Data Schedule (EDGAR version only)