Form 10-Q
period 1999-09-30
NATIONAL RESEARCH CORP
filed 1999-11-12
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

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

Common Stock, $.001 par value, outstanding as of October 31, 1999: 7,050,000 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 1999

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

                         PART I - Financial Information

ITEM 1   Financial Statements

                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1999           1998
                                                 --------------  --------------
                                                   (unaudited)
                    Assets
Current assets:
   Cash and cash equivalents                    $  1,116,228    $  4,887,712
   Investments in marketable debt
     securities                                   10,667,195       8,009,343
   Trade accounts receivable less
     allowance for doubtful
     accounts of $91,891 in 1999
     and $77,808 in 1998                           2,110,995       2,940,356
   Unbilled revenues                                 501,226       1,030,351
   Prepaid expenses and other                         71,257         165,037
   Deferred income taxes                             238,407         222,500
                                                ------------    ------------

             Total current assets                 14,705,308      17,255,299
                                                ------------    ------------

Property and equipment, net of
   accumulated depreciation and
   amortization                                    6,061,043       2,288,583
Deferred income taxes                                498,162         548,506
Other                                                 15,592          26,582
Goodwill and other intangibles, net
   of accumulated amortization                     5,894,812       6,160,209
                                                ------------    ------------

             Total assets                       $ 27,174,917    $ 26,279,179
                                                ============    ============

        Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable, construction line of credit   $  1,940,000    $       --
   Purchase price payable                               --         2,650,000
   Current portion - notes payable                    30,754          30,754
   Accounts payable and accrued expenses           2,585,476       1,429,728
   Accrued wages, bonuses and profit sharing         622,583         907,743
   Income taxes payable                              459,431            --
   Billings in excess of revenues earned           3,069,838       3,283,462
                                                ------------    ------------

             Total current liabilities             8,708,082       8,301,687

Notes payable, net of current portion                 51,865          74,694
Bonuses and profit sharing accruals                   66,260         157,472
Other accrued expense                                226,124         310,793
                                                ------------    ------------

             Total long-term liabilities             344,249         542,959
                                                ------------    ------------

             Total liabilities                     9,052,331       8,844,646
                                                ------------    ------------

Shareholders' equity:
   Common stock, $.001 par value;
     authorized 20,000,000
     shares, issued and
     outstanding 7,305,000                             7,305           7,305
   Preferred stock, $.01 par value;
     authorized 2,000,000 shares, no
     shares issued and outstanding                      --              --
   Additional paid-in capital                     16,839,839      16,839,839
   Retained earnings                               2,585,036       1,734,983
   Treasury Stock, at cost;                          255,000
     shares in 1999; and 213,000 in 1998          (1,309,594)     (1,147,594)
                                                ------------    ------------

             Total shareholders' equity           18,122,586      17,434,533
                                                ------------    ------------

             Total liabilities and
               shareholders' equity             $ 27,174,917    $ 26,279,179
                                                ============    ============

See accompanying notes to condensed financial statements.


                                           NATIONAL RESEARCH CORPORATION

                                       CONDENSED STATEMENTS OF INCOME (LOSS)
                                                    (Unaudited)

                                                                  Three months ended                 Nine months ended
                                                                    September 30,                      September 30,
                                                           ---------------------------------  ---------------------------------
                                                                1999              1998             1999              1998
                                                           ---------------   ---------------  ----------------  ---------------

Revenues                                                 $      5,597,544  $      5,614,524 $      13,565,808 $      13,050,341
                                                           ---------------   ---------------  ----------------  ----------------

Operating expenses:
    Direct expenses                                             3,468,505         3,390,400         9,051,445        6,915,322
    Selling, general and administrative                         1,061,063         1,238,991         3,011,485        3,670,390
    Depreciation and amortization                                 202,611           126,417           550,833          244,773
    Acquired in-process research and
      development cost                                              -                 -                 -            2,737,542
    Severance charge                                                -                 -                 -              303,740
                                                           ---------------   ---------------  ----------------  ---------------

                Total operating expenses                        4,732,179         4,755,808        12,613,763       13,871,767
                                                           ---------------   ---------------  ----------------  ---------------

                Operating income (loss)                           865,365           858,716           952,045        (821,426)

Other income (expense)
    Interest income                                               129,072           174,594           413,087          692,124
    Interest expense                                              (1,924)           (3,635)           (6,317)          (4,938)
    Loss on sale of equipment                                    (20,996)             -              (22,106)            -
    Other, net                                                   (10,884)             -                    86            -
                                                           ---------------   ---------------  ----------------  ---------------

                Total other income                                 95,268           170,959           384,750          687,186
                                                           ---------------   ---------------  ----------------  ---------------

                Income (loss) before income taxes                 960,633         1,029,675         1,336,795        (134,240)

Income tax provision (benefit)                                    334,226           403,454           486,739         (37,671)
                                                           ---------------   ---------------  ----------------  ---------------

                Net income (loss)                                 626,407           626,221           850,056         (96,569)
                                                           ---------------   ---------------  ----------------  ---------------

Net income (loss) per share--basic
    and diluted                                          $           0.09 $            0.09 $            0.12 $         (0.01)
                                                           ===============  ================  ================  ===============

Weighted average shares and share equivalents
   outstanding--basic                                           7,050,000         7,305,000         7,060,861       7,305,000
                                                           ===============   ===============  ================  ================
Weighted average shares and share equivalents
   outstanding--basic and diluted                               7,051,389         7,305,000         7,062,250       7,305,000
                                                           ===============   ===============  ================  ================


See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    Nine months ended
                                                                      September 30,
                                                              ------------------------------
                                                                  1999            1998
                                                              --------------  --------------

Cash flows from operating activities:
    Net income (loss)                                       $       850,056 $      (96,569)
    Adjustments to reconcile net income
     to net cash
      Provided by operating activities:
        Depreciation and amortization                               568,565         244,773
        Acquired in-process research and
           development cost, net of tax                                -          1,669,309
        Loss  on disposal of assets                                  22,106           -
        Loss on sale of other investments                               144           -
        Changes in assets and liabilities,
          net of acquisition:
           Current assets                                         1,498,694       1,135,840
           Current liabilities                                      940,514       (465,591)
                                                              --------------  --------------

                  Net cash provided by
                   operating activities                          3,880,079       2,487,762
                                                              --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment                         (4,111,801)     (1,251,469)
    Acquisition, net of cash acquired                           (2,636,936)     (5,616,353)
    Accounts receivable - other                                       -           (402,878)
    Purchases of securities available-
     for-sale                                                   (12,604,996)     (8,332,133)
    Proceeds from the maturities of
     securities available-for-sale                                9,947,000       9,348,921
                                                              --------------  --------------

                  Net cash used in
                   investing activities                          (9,406,734)     (6,253,912)
                                                              --------------  --------------

Cash flows from financing activities:
    Proceeds from notes payable -
      construction line of credit                                1,940,000           -
    Payments on notes payable                                      (22,829)        (10,926)
    Purchase of treasury stock                                    (162,000)           -
                                                              --------------  --------------

                  Net cash provided by
                   (used in) financing activities                1,755,171        (10,926)
                                                              --------------  --------------

                  Net decrease in cash and
                   cash equivalents                              (3,771,484)     (3,777,076)

Cash and cash equivalents at beginning of period                  4,887,712       4,688,352
                                                              --------------  --------------

Cash and cash equivalents at end of period                  $     1,116,228 $       911,276
                                                              ==============  ==============

Supplemental disclosure of cash paid (received) for:

    Interest                                                $         6,317 $         4,938
                                                              ==============  ==============

    Taxes                                                   $      (10,019) $       931,447
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

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the nine-month periods ended September 30, 1999 and 1998, respectively.

2.       LINE OF CREDIT

In connection with the construction and renovation of the new headquarters, the Company entered into a line of credit arrangement with a local financial institution that provides for maximum borrowings of up to $5,700,000. At September 30, 1999, the Company had drawn $1,940,000 under the line of credit and had unused credit available of $3,760,000. The line of credit bears interest at prime less one percent, which was 7.25% at September 30, 1999, and matures on March 1, 2000. Borrowings under the line of credit are secured by marketable securities.

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

                                                                        Percentage of Total Revenues
                                                           ------------------------------------------------------
                                                               Three months ended           Nine months ended
                                                                  September 30,                September 30,
                                                           -------------------------    -------------------------
                                                                1999         1998            1999         1998
                                                           -------------------------    -------------------------

Revenues:                                                        100.0%     100.0%            100.0%     100.0%
                                                           -------------------------    -------------------------

Operating expenses:
    Direct expenses                                               62.0       60.4              66.7       53.0
    Selling, general and administrative                           19.0       22.1              22.2       28.1
    Depreciation and amortization                                  3.6        2.3               4.1        1.9
    Acquired in-process research and development cost             --           --              --         21.0
    Severance charge                                              --           --              --          2.3
                                                           -------------------------    -------------------------
                  Total operating expenses:                       84.6       84.8              93.0      106.3
                                                           -------------------------    -------------------------

Operating income (loss)                                           15.4%      15.2%              7.0%      (6.3)%
                                                           =========================    =========================


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Total revenues. Total revenues were flat in the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998, both at $5.6 million.

Direct expenses. Direct expenses increased 2.3% to $3.5 million in the three-month period ended September 30, 1999 from $3.4 million in the same period during 1998. The increase in direct expenses in the 1999 period was due primarily to direct software conversion costs of $360,000. The decrease in fieldwork expense of $153,000 and the decrease in printing and postage of $143,000 offset part of the increase in direct software conversion costs. Direct expenses increased as a percentage of total revenues to 62.0% in the three-month period ended September 30, 1999, from 60.4% during the same period of 1998. The increase in direct expenses as a percentage of total revenues were due primarily to expenses associated with the Company's planned conversion of internal software (which has not been completed). Direct expenses as a percentage of total revenue are expected to remain at levels similar to the 1999 period until the internal software conversion is completed, which the Company anticipates will occur in the fourth quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 14.4% to $1.1 million for the three-month period ended September 30, 1999 from $1.2 million for the same period in 1998. This decrease was primarily due to a decrease in marketing costs of $82,000, office supplies and postage of $50,000, occupancy costs of $12,000, and payroll expenses of $8,000. These decreases were partially offset by an increase in legal and accounting expenses of $38,000. Sales, general and administrative expenses decreased as a percentage of total revenues to 19.0% for the three-month period ended September 30, 1999, from 22.1% for the same period in 1998.

Depreciation and amortization. Depreciation and amortization expenses increased 60.3% to $203,000 in the three-month period ended September 30, 1999 from $126,000 in the same period of 1998. The increase was primarily due to the acquisition of intangible assets of Healthcare Research Systems Ltd. ("HRS") in June 1998 and the internal development of software. Depreciation and amortization expenses as a percentage of total revenues increased to 3.6% in the three-month period ended September 30, 1999, from 2.3% in the same period of 1998.

Provision for income taxes. The provision for income taxes totaled $334,000 (34.8% effective tax rate) for the three-month period ended September 30, 1999, as compared to $403,000 (39.2% effective tax benefit) for the same period in 1998 due to lower expected state tax expense.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Total revenues. Total revenues increased 4.0% in the first nine months of 1999 to $13.6 million from $13.1 million in the first nine months of 1998. The increase was due primarily to an increase in revenue from performance tracking services and custom research, as well as syndicated services as a result of the addition of new clients and, to a lesser extent, an increase in the scope of existing tracking projects.

Direct expenses. Direct expenses increased 30.9% to $9.1 million in the first nine months of 1999 from $6.9 million in the first nine months of 1998. The increase in direct expenses in the 1999 period was due to increases in labor and payroll expenses of $1,007,000, direct software conversion costs of $606,000, fieldwork expenses of $387,000, printing, postage and office supplies of $138,000, and rent expense of $50,000. Direct expenses increased as a percentage of total revenues to 66.7% in the first nine months of 1999, from 53.0% during the first nine months of 1998. The increase in direct expenses as a percentage of total revenues were due primarily to expenses associated with the Company's planned conversion of internal software (which has not been completed) and, to a lesser extent, an increase use of telephone methodology, which increases labor costs. Direct expenses as a percentage of total revenue are expected to remain at levels similar to the 1999 period until the internal software conversion is completed, which the Company anticipates will occur in the fourth quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 18.0% to $3.0 million for the first nine months of 1999 from $3.7 million for the first nine months of 1998. This decrease was primarily due to decreases of $290,000 related to payroll expenses, marketing costs of $236,000, office supplies and postage of $60,000. These decreases were partially offset by an increase in occupancy costs of $37,000. Selling, general and administrative expenses decreased as a percentage of total revenues to 22.2% for the first nine months of 1999, from 28.1% for the first nine months of 1998.

Depreciation and amortization. Depreciation and amortization expenses increased 125.0% to $551,000 in the first nine months of 1999 from $245,000 in the first nine months of 1998. This increase was primarily due to the acquisition of intangible assets of HRS in June 1998 and the internal development of software. Depreciation and amortization expenses increased as a percentage of total revenues to 4.1% in the first nine months of 1999, from 1.9% in the first nine months of 1998.

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

Provision for income taxes. The provision for income taxes totaled $487,000 (36.4% effective tax rate) for the nine-month period ended September 30, 1999, as compared to a $38,000 tax benefit (27.8% effective tax benefit) for the same period in 1998. The increase in expense is due to the profit for the 1999 period.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of September 30, 1999, the Company had cash and cash equivalents of $1.1 million and working capital of $6.0 million.

During the nine months ended September 30, 1999, the Company generated $3.9 million of net cash from operating activities, as compared to $2.5 million of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the nine months ended September 30, 1999, net cash used in investing activities was $9.4 million, as compared to net cash used of $6.3 million during the same period in the prior year. The 1999 increase in cash used was primarily due to the purchase of an additional $3.7 million of securities available for sale. The 1999 investment in furniture, computer equipment, software and the new headquarters increased $2.9 million compared to 1998, while cash used for acquisition related items decreased $3.4 million. The Company's investments available-for-sale consist principally of United States government securities with maturities of twelve months or less. The 1998 net cash used was primarily due to the acquisition of HRS in June 1998 for approximately $5.6 million, the accounts receivable-other related to the acquisition of $403,000 and investment of $1.3 million in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business, which was partially offset by the maturing of investments in debt securities available-for-sale.

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 1999, as compared to net cash used in financing activities of $11,000 for the same period in 1998. Net cash provided by financing activities for 1999 was a result of the receipt of $1.9 million from the construction line of credit for the renovation of the new headquarters, which is expected to be refinanced with long-term debt once the remodeling of the building is complete. In connection with the construction and renovation of the new headquarters, the Company entered into a line of credit arrangement with a local financial institution that provides for maximum borrowings of up to $5,700,000. Borrowings under the line of credit are secured by marketable securities.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 1999 and as of December 31, 1998, the Company had $3.1 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At September 30, 1999 and December 31, 1998, the Company had $501,000 and $1.0 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of October 31, 1999, 10,000 shares under the new authorization have been repurchased.

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

At the end of 1997, an independent third party conducted an assessment of the Company's computer systems and, based on such assessment, the Company developed plans to address issues related to the impact of Y2K on its information systems. The Company believes that it has completed the assessment phase for all of its information technology systems and has made repairs or replacements for those systems that were not Y2K compliant.

Many of the external software programs used by the Company were already Y2K compliant. The remaining software is currently being upgraded to new vendor versions, which, in addition to providing increased functionality, address the Y2K issue.

The Company's internal software systems presented no Y2K compatibility issues. Most of the Company's internal hardware systems presented no Y2K compatibility issues. The Company believes that it has upgraded its computer hardware that was not Y2K compliant on an ongoing basis and all mission-critical hardware will be Y2K compliant before the end of 1999. The software used by the Company to deliver information to its clients contains no date related data or code other than that related to licensing issues, and therefore, is not affected by the Y2K issue.

Many of the services sold by the Company originate from data provided by the Company's clients. The Company generally does not use live data provided by its clients, instead the clients transmit member or patient information on a weekly or monthly basis. As a result, the Company's ability to provide services to these clients is dependent on whether such clients' systems for transmitting data to the Company are Y2K compliant. If a client cannot transmit member or patient information to the Company, then the Company cannot provide its services to the client. The Company has been working with its clients during 1999 to resolve Y2K issues that affect the transmission of data to the Company. However, there can be no assurance that the failure of clients of the Company to be Y2K compliant will not have a material adverse effect on the Company.

Contingency planning to maintain various data collection services in the event of systems related problems is a routine part of the Company's operations. As discussed above, the Company will continue to work with its clients to resolve Y2K issues that affect the transmission of data to the Company. To be prepared to address unexpected occurrences, the Company will finalize during November 1999 its contingency plans to assess alternative methods to obtain data from its clients. The Company is also identifying and considering various Y2K specific contingency plans, including identification of alternate vendors and service providers. There can be no assurance the alternative vendors and service providers will be available.

The current estimate of total Y2K compliance cost is under $100,000. A majority of these costs have been included in the ongoing upgrading and standardization of the Company's systems. Approximately $57,000 of such costs has been incurred to date. Based upon progress to date, the Company does not believe that future costs of Y2K compliance will materially affect the Company's operating results or financial condition.

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

         During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company were reasonably estimated to be applied as follows:

   1.   Temporary investments of United States government
        securities with maturities of two years or less               $4,530,002

   2.   Acquisition of HRS and related acquisition costs               8,549,588

   3.   The acquisition of a new headquarters building                 2,451,905

   4.   The repurchase of treasury stock                               1,309,594
                                                                      ----------
        Total proceeds to the Company                                $16,841,089
                                                                      ==========


ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibit Number    Description

                  (27)     Financial Data Schedule (EDGAR version only)

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL RESEARCH CORPORATION



Date: November 12, 1999          By:/s/ Michael D. Hays
                                    -----------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: November 12, 1999          By:/s/ Patrick E. Beans
                                    -----------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 30, 1999

                                    Exhibit

(27)              Financial Data Schedule (EDGAR version only)