Form 10-K405
period 1999-12-31
NATIONAL RESEARCH CORP
filed 2000-03-29
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number: 0-29466

                          NATIONAL RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                 47-0634000
     ---------------------------------                 -------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

              1033 "O" Street
             Lincoln, Nebraska                               68508
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 2000: $9,046,238.

Number of shares of the registrant's  common stock outstanding at March 1, 2000:
7,006,300 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III

                                     PART I

Item 1.   Business

General

          National Research Corporation ("NRC" or the "Company") believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company believes it has achieved this leadership position based on its over 19 years of industry experience and its relationships with many of the industry's largest payers and providers. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically satisfaction and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain service quality information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, member retention and profitability.

          Since its founding 19 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service. During 1999, NRC provided services to more than 267 healthcare organizations, including health maintenance organizations ("HMOs"), integrated healthcare systems, medical groups and industry regulatory bodies. The Company gathered and analyzed over 1,407,000 completed surveys for these clients in 1999.

          One of the Company's growth strategies has been to expand its client base by adding new sales associates and by pursuing strategic opportunities to acquire other healthcare performance information providers. During 1999, the Company followed this strategy by hiring new sales associates. In June 1998, the Company also acquired Healthcare Research Systems, Ltd. ("HRS"), an Ohio-based provider of survey-based performance measurement, analysis and tracking services to the healthcare industry.

          While performance data has always been of interest to healthcare providers and payers, such information has become increasingly important to these entities as a result of regulatory, industry and competitive requirements. In recent years, the healthcare industry has been under significant pressure from consumers, employers and the government to reduce costs. Through the implementation of managed care, which currently covers a majority of all Americans, the rate of growth in healthcare costs has been substantially reduced. However, the same parties that demanded cost reductions are now concerned that healthcare service quality is being compromised under managed care. This concern has created a demand for consistent, objective performance information by which healthcare providers and payers can be measured and compared and on which physicians' compensation can, in part, be based.

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

          NRC offers renewable performance tracking services, custom research and a renewable syndicated service. The NRC Listening System (the "Listening System") is a renewable performance tracking tool for gathering and analyzing data from survey respondents. The Company has the capacity to measure performance beyond the enterprise-wide level and has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company's services can best guide the efforts of its clients to improve quality and enhance their market position. Additional offerings include functional disease-specific and health status measurement tools. The Company's custom research enables NRC's clients to conduct specific studies in order to identify areas of improvement and measure market issues and opportunities. The syndicated NRC Healthcare Market Guide (the "Market Guide"), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company's clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes. Recognizing the increasing applications for self-reported healthcare assessments, NRC works with its clients to integrate satisfaction measurement into various areas of their businesses, including physician compensation. As the Company partners with its clients, it seeks to enhance relationships throughout the healthcare organization and thereby both broaden and deepen the scope of its projects.

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

Information Services

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

          Recognizing that performance programs must do more than just measure satisfaction, NRC has developed a one-page reporting format called the NRC Action Plan that provides a basis on which to make improvements. NRC Action Plans show healthcare organizations which service factors their customer groups value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. NRC has also developed on-line access to satisfaction performance results, which, in 2000, is anticipated to provide NRC's clients the fastest and easiest way to access measurement results. IDEAS, NRC's exclusive web-based electronic delivery system, will provide clients the ability to review results and reports on-line, independently analyze data, query data sets, customize some reports and distribute reports electronically.

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

          The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey, which is the largest of its kind, asks consumers via a pre-recruited third-party panel, members of which are sent Market Guide questionnaires to complete, to evaluate their health plans, health systems, physicians/caregivers and personal health status. Representing the views of one in every 570 households across every county in the continental United States, the Market Guide provides name specific performance data on 600 managed care plans and 2,500 hospitals nationwide and addresses more than 100 data items relevant to healthcare payers, providers and purchasers. Utilizing this proprietary database, the Company is able to produce reports which are customized to meet individual client's specific information needs. Similarly, the service's national name search feature allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. The service's trending capacity details how the performance of a healthcare organization changes over time. Other data collected in the Market Guide profile health plan market share, consumers' health plan decision making factors, physician/caregiver accessibility, hospital/healthcare system quality and chronic patient populations. The Company gives clients easy access to the customized version of the Market Guide they purchase via its CD-ROM-based desktop delivery system the Report Card System. This delivery system allows healthcare professionals to generate reports in numerous formats to support their decision making.

Clients

          The Company's ten largest clients accounted for 43%, 40% and 64% of the Company's total revenues in 1999, 1998 and 1997, respectively. The United States Department of Defense, through a primary contractor, United Healthcare Corporation, accounted for 15.7% of total revenues in 1999. HealthSouth Corporation accounted for 12.9% of total revenues in 1999. Overall, the Company served more than 267 healthcare organizations in 1999.

Sales and Marketing

          The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. To increase geographic penetration, NRC increased its six person sales force to nine persons in 1999. New sales associates now direct NRC's sales efforts from two locations in California and one additional office in Tennessee. The Company is also in the process of searching for additional sales associates. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high, per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates. The average healthcare/market research industry experience of the Company's sales associates is over 11 years at year-end.

          Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences;
(iii) fostering relationships with key industry constituencies; and (iv) an annual Quality Leaders award program recognizing top-ranking health systems in approximately 100 markets.

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

Employees

          As of December 31, 1999, the Company employed a total of 79 persons on a full-time basis. In addition, as of such date, the Company had 145 part-time associates primarily in its survey operations, representing approximately 79 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

          The following table sets forth certain information, as of March 1, 2000, regarding the executive officers of the Company:

     Name            Age                        Positions
     ----            ---                        ---------

Michael D. Hays      45      President, Chief Executive Officer and Director

Jona S. Raasch       41      Vice President and Chief Operations Officer

Patrick E. Beans     42      Vice President, Treasurer, Chief Financial Officer,
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

Item 2.   Properties

          The Company's headquarters is located in approximately 25,000 square feet of leased office space in Lincoln, Nebraska. This facility houses all the capabilities necessary for NRC's survey programming, printing and distribution; telephone interviewing; data processing, analysis and report generation; marketing; and corporate administration. The lease on this facility expires on May 31, 2000.

          On January 4, 1999, the Company purchased a building in downtown Lincoln, Nebraska, which the Company started renovating during 1999. The Company intends to move its headquarters to the new facility in May 2000 and to occupy approximately 43,000 square feet at the new facility.

          The Company leases approximately 18,000 square feet of office space in Columbus, Ohio. This facility formerly housed certain client service and marketing activities. The Company is currently marketing all of this facility for sublease. The lease on this facility expires on October 7, 2000. The Company also leases approximately 6,000 square feet of office space in Columbus, Ohio, which houses a telephone call center. The current lease on this facility expires on May 31, 2000. The Company expects to consolidate the telephone call center into the new facility in Lincoln, Nebraska in May 2000.

Item 3.   Legal Proceedings

          The Company is not subject to any material pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1999 fiscal year.

                                    PART II

Item 5.   Market for  the  Registrant's  Common  Equity and Related  Stockholder
          Matters

          (a) The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 1998 through December 31, 1999:

                                                             High         Low
                                                             ----         ---
          First quarter ended March 31, 1998............... 9 11/16      5 7/8
          Second quarter ended June 30, 1998...............10 1/2        8 1/4
          Third quarter ended September 30, 1998........... 9 1/4        3
          Fourth quarter ended December 31, 1998........... 6 15/16      3 1/2
          First quarter ended March 31, 1999............... 5 1/2        3 1/2
          Second quarter ended June 30, 1999............... 3 5/8        1 3/4
          Third quarter ended September 30, 1999........... 3 3/8        2 1/8
          Fourth quarter ended December 31, 1999........... 4 11/16      3 1/8

          On March 1, 2000, there were approximately 16 shareholders of record and approximately 700 beneficial owners for the Common Stock.

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

          During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. As of December 31, 1999, the net proceeds to the Company are reasonably estimated to be applied as follows:

1.  Temporary investments of U.S. government securities
      of two years or less                                          $ 2,761,429
2.  Acquisition of HRS and related acquisition costs                  8,549,588
3.  The acquisition of a new headquarters building                    4,039,003
4.  Repurchases of Common Stock                                       1,491,069
                                                                    -----------
       Total proceeds to the Company                                $16,841,089
                                                                    ===========

Item 6.   Selected Financial Data

          The selected statement of income data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 1995 and the balance sheet data at December 31, 1996 and 1995 are derived from audited financial statements not included herein.

                                                                            Year Ended December 31,
                                                         -----------------------------------------------------------
                                                          1999        1998(1)       1997         1996          1995
                                                         -------      -------      -------      -------       ------
                                                                    (In thousands, except per share data)
Statement of Income Data:
Revenues................................................ $18,184      $17,665      $16,284      $12,600       $8,917
                                                         -------      -------      -------      -------       ------
Operating expenses:
  Direct expenses.......................................  11,133        9,422        7,178        5,685        3,495
  Selling, general and administrative...................   4,177        4,843        3,980        3,060        2,364
  Depreciation and amortization.........................     817          426          159          173          119
  Acquired-in-process research and development
    cost................................................       -        2,737            -            -            -
  Cost of closing duplicate facilities and severance
    charges.............................................     364          304            -            -            -
  Special compensation charge...........................       -            -        1,740            -            -
                                                         -------      -------      -------      -------       ------
            Total operating expenses....................  16,491       17,732       13,057        8,918        5,978
                                                         -------      -------      -------      -------       ------
Operating income (loss).................................   1,693          (67)       3,227        3,682        2,939
Other income and expenses, net..........................     530          849          367          152          108
                                                         -------      -------      -------      -------       ------
Income before income taxes..............................   2,223          782        3,594        3,834        3,047
Provision for income taxes..............................     748          321          376            -            -
Pro forma income taxes(2)...............................       -            -          804        1,534        1,219
                                                         -------      -------      -------      -------       ------
Pro forma net income(2)................................. $ 1,475      $   461      $ 2,414      $ 2,300       $1,828
                                                         =======      =======      =======      =======       ======
Pro forma net income per share - basic and
    diluted(2).......................................... $  0.21      $  0.06      $  0.37      $  0.37
                                                         =======      =======      =======      =======
Weighted average shares outstanding - basic(3)..........   7,054        7,283        6,440        6,185
Weighted average shares outstanding - diluted(3)........   7,057        7,301        6,440        6,185

                                                                                December 31,
                                                         -----------------------------------------------------------
                                                          1999         1998         1997         1996          1995
                                                         -------      -------      -------      -------       ------
                                                                               (In thousands)
Balance Sheet Data:
Working capital......................................... $ 5,246      $ 8,954      $17,681      $ 2,018       $1,534
Total assets............................................  29,256       26,279       22,563        6,153        4,996
Total debt..............................................   3,619          105            -            -            -
Total shareholders' equity..............................  18,566       17,435       18,121        2,079        1,830

---------------------------

   (1) On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

   (2) From August 1, 1994 through October 13, 1997, the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the years ended December 31, 1995 and 1996 or from January 1, 1997 to October 13, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation.

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

Overview

          The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service.

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

                                                   Percentage of Total Revenues      Percentage Increase
                                                     Year Ended December 31,             (Decrease)
                                                  ------------------------------     -------------------
                                                                                      1999        1998
                                                                                      over        over
                                                   1999       1998         1997       1998        1997
                                                  ------     -------      ------     -------     -------

Revenues                                          100.0%      100.0%      100.0%        2.9%        8.5%
Operating expenses:
  Direct expenses..............................    61.2        53.3        44.1        18.2        31.3
  Selling, general and administrative..........    23.0        27.4        24.4       (13.7)       21.7
  Depreciation and amortization................     4.5         2.4         1.0        91.8       167.8
  Acquired-in-process research and
    development cost..........................        -        15.5           -      (100.0)      100.0
  Cost of closing duplicate facilities and
    severance charges.........................      2.0         1.7           -        19.8       100.0
  Special compensation charge..................       -           -        10.7           -      (100.0)
                                                  ------     --------     ------
          Total operating expenses............     90.7       100.3        80.2        (7.0)       35.8
                                                  ------     --------     ------
Operating income (loss)........................     9.3%       (0.3)%      19.8%        N/A      (102.1)%
                                                  ======     ========     ======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

          Total revenues. Total revenues increased 2.9% in 1999 to $18.1 million from $17.7 million in 1998 primarily due to the addition of new clients.

          Direct expenses. Direct expenses increased 18.2% to $11.1 million in 1999 from $9.4 million in 1998. The increase in direct expenses in 1999 was due primarily to an increase in software conversion costs of $617,000, labor and payroll expenses of $609,000, computer support and equipment expenses of $204,000 and, to a lesser extent, increases in printing and postage of $91,000, fieldwork expenses of $80,000 and occupancy costs of $50,000; which were offset by a decrease in travel expenses of $24,000. Direct expenses increased as a percentage of total revenues to 61.2% in 1999 from 53.3% during 1998 due to an increase in expenses associated with the Company's planned conversion of internal software and, and to a lesser extent, an increase in the use of telephone methodology, which increases labor costs. Direct expenses as a percentage of total revenues are expected to decrease from the 1999 levels in 2000 primarily due to the completion of the Company's software conversion.

          Selling, general and administrative expenses. Selling, general and administrative expenses decreased 13.7% to $4.2 million in 1999 from $4.8 million in 1998. This decrease was primarily due to a decrease in marketing costs of $226,000, salary and benefit expenses of $179,000, travel expenses of $92,000, office supplies and postage of $76,000 and legal and accounting expenses of $30,000. These decreases were partially offset by an increase in recruiting and relocation costs of $40,000. Selling, general and administrative expenses decreased as a percentage of total revenues to 23.0% in 1999 from 27.4% in 1998 partially due to underutilized rental space leased by the Company from June 1998 to December 1998. Selling, general and administrative expenses as a percentage of total revenues are expected to increase from the 1999 levels in 2000 as a result of anticipated increases in sales and marketing activities.

          Depreciation and amortization. Depreciation and amortization expenses increased 91.8% to $817,000 in 1999 from $426,000 in 1998. The increase is primarily due to the amortization of the intangible assets of HRS acquired in June 1998 and the internal development of software. The increase in amortization due to HRS acquisition intangible assets in 1999 was $336,000, as compared to $127,000 in 1998, which included only seven months of amortization. Depreciation and amortization expenses increased as a percentage of total revenues to 4.5% in 1999 from 2.4% in 1998.

          Closing of duplicate facilities and severance charge. In December 1999, NRC closed its duplicate office in Columbus, Ohio. In connection with the closing of this office, NRC incurred severance, write-down of an intangible asset and other charges of approximately $364,000. The aggregate charges in 1999 to income net of taxes associated with the closing of duplicate office was $235,000, or $0.03 per share.

          Provision for income taxes. The provision for income taxes totaled $748,000 (33.6% effective tax rate) for 1999 compared to $321,000 (41.0%
effective tax rate) for 1998. The effective tax rate was lower in 1999 due to certain federal income tax credits. The effective tax rate for 2000 is expected to remain at a similar level due to anticipated federal and state tax credits.

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

          Provision for income taxes. The provision for income taxes totaled $321,000 (41.0% effective tax rate) for 1998 compared to $376,000 for 1997, plus pro forma taxes for 1997 of $803,000, for total income taxes for 1997 of $1,179,000 (33.0% effective tax rate), which included a $258,000 nonrecurring income tax benefit created by the termination of the Company's S Corporation status in October 1997 in connection with the Company's initial public offering. Without the nonrecurring income tax benefit, total income taxes for 1997 would have been $1,437,000 (40.0% effective tax rate).

Liquidity and Capital Resources

          The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

          As of December 31, 1999, the Company had cash and cash equivalents of $1.1 million and working capital of $5.2 million.

          During 1999, the Company generated $3.5 million of net cash from operating activities as compared to $4.0 million of net cash generated during 1998. The decrease in cash flow was due, in part, to the timing of the collection of account receivables and the timing of costs incurred in advance of billings on certain projects, combined with the decrease in accounts receivable and the growth in unbilled revenues and deferred revenues.

          Net cash used in investing activities was $7.8 million for 1999 and $2.6 million for 1998. The 1999 increase in cash used was primarily due to the purchase of an office building for $3.6 million and the purchase of securities available for sale for $2.9 million. Cash used for investment in furniture, computer equipment, software decreased $600,000. The 1998 use of cash was primarily a result of the acquisition of HRS in June 1998 and the investment of $1.9 million in furniture, computer equipment, computer software and production equipment. Part of this latter investment was to meet the expansion of the Company's business and was for a reengineering process for the Company's computer software and equipment, which will be the platform for future expansion of the Company's business. These uses of cash were partially offset by a decrease in investments available-for-sale of $5.2 million. The Company's investments available-for-sale consist principally of United States government securities with maturities of two years or less.

          Net cash provided by financing activities was $533,000 for 1999, compared to net cash used of $1.2 million in 1998. The 1999 cash provided was primarily from the $3.5 million construction financing for the renovation of the Company's new office building and was partially offset by the Company's payment of the $2,637,000 purchase price for such office building and the Company's repurchase of 85,700 shares of stock during 1999 at a cost of $343,000. The 1998 use of cash was primarily a result of the Company's stock repurchase program announced in October 1998. The Company repurchased 213,000 shares of Common Stock during the fourth quarter of 1998 at a cost of $1.1 million.

          The Company has budgeted approximately $1.8 million for expenditures in 2000, to be funded through cash generated from operations. The Company expects that capital expenditures during 2000 will be primarily for telecommunications equipment, computer hardware and software, product equipment and furniture. In addition, the Company plans to spend an additional $2.7 million during 2000 to renovate the new office building. Following the renovation, the Company intends to move its headquarters to such building in May 2000. The Company intends to secure long-term financing on the building for approximately $5.5 million to replace the Company's line of credit that expires on June 1, 2000.

          The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of December 31, 1999 and 1998, the Company had $3.3 million of deferred revenues. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At December 31, 1999 and 1998, the Company had $600,000 and $1.0 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

Stock Repurchase Program

          In October 1998, the Company announced plans to repurchase up to 245,000 shares of Common Stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of December 31, 1999, 53,700 shares have been repurchased under the new authorization.

Year 2000

          The total estimated costs of the Company's Year 2000 compliance costs were $57,000. As of the date of this Form 10-K, the Company has not experienced any material business disruptions as a result of Year 2000 issues arising from its information systems, nor is it aware of any material Year 2000 related business disruptions impacting its clients or service providers. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 issues that may develop or those of third parties. Accordingly, there can be no assurance the Company or third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company.

Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

          The impact of financial market risk exposure to the Company is not significant. The Company's primary financial market risk exposure consists of interest rate risk related to interest income from the Company's investments in United States government securities with maturities of two years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company's financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 1999 and 1998, then the Company's interest income would have decreased, and pre-tax income would have decreased approximately $60,000 and $56,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company's interest income.

Item 8.   Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

          Selected unaudited quarterly financial information for the fiscal years ended December 31, 1999 and 1998 is as follows (in thousands, except per share data):

                                                                                Quarter
                                                                                 Ended
                                        ---------------------------------------------------------------------------------------
                                        Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
                                          1999       1999        1999       1999       1998       1998        1998     1998(1)
                                        --------   ---------   --------   --------   --------   ---------   --------   --------

Revenues...............................  $4,618     $5,598      $4,305     $3,663     $4,615     $5,614     $ 4,030     $3,406
                                         ------     ------      ------     ------     ------     ------     -------     ------
Direct expenses........................   2,082      3,469       3,005      2,577      2,507      3,390       2,016      1,509
Selling, general and administrative....   1,165      1,061       1,046        905      1,173      1,239       1,243      1,189
Depreciation and amortization..........     266        203         179        169        181        126          66         52
Acquired in-process research and
   development cost....................      --         --          --         --         --         --       2,737         --
Closing of duplicate facilities and
   severance charges(2)................     364         --          --         --         --         --         304         --
                                         ------     ------      ------     ------     ------     ------     -------     ------
Operating income (loss)................     741        865          75         12        754        859      (2,336)       656
Other income and expenses, net.........     146         95         133        156        162        171         254        262
Provision for income taxes.............     262        334          85         67        358        403        (797)       357
Income taxes (benefit).................      --         --          --         --         --         --          --         --
                                         ------     ------      ------     ------     ------     ------     -------     ------
Net income.............................  $  625     $  626      $  123     $  101     $  558     $  627     $(1,285)    $  561
                                         ======     ======      ======     ======     ======     ======     =======     ======
Net income per share - basic
   and diluted.........................  $ 0.09     $ 0.09      $ 0.02     $ 0.01     $ 0.08     $ 0.09     $ (0.18)    $ 0.08
Weighted average shares outstanding -
   basic ..............................   7,036      7,050       7,056      7,077      7,218      7,305       7,305      7,305
Weighted average shares outstanding -
   diluted ............................   7,039      7,051       7,057      7,085      7,250      7,305       7,305      7,305

-----------------------

   (1) On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

   (2) In the quarter ended December 31, 1999, the Company recorded severance costs, impairment losses on intangible assets and property and equipment and other charges of approximately $364,000. The aggregate affect of these charges on net income and earnings per share in such quarter was $235,000 or $0.03 per share. See Note 12 to the Notes to Financial Statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
National Research Corporation:

We have audited the accompanying balance sheets of National Research Corporation as of December 31, 1999 and 1998 and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

On January 1, 1998, National Research Corporation adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

                                               KPMG LLP

Lincoln, Nebraska
February 8, 2000

                          NATIONAL RESEARCH CORPORATION

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     Assets                                    1999           1998
                                     ------                                    ----           ----
Current assets:
  Cash and cash equivalents............................................... $ 1,149,587    $ 4,887,712
  Investments in marketable debt securities...............................  10,876,608      8,009,343
  Trade accounts receivable, less allowance for doubtful
    accounts of $63,098 and $61,891 in 1999 and 1998, respectively........   2,918,124      2,940,356
  Unbilled revenues.......................................................     622,610      1,030,351
  Prepaid expenses and other..............................................      53,727        165,037
  Deferred income taxes...................................................     215,018        222,500
                                                                           -----------    -----------
          Total current assets............................................  15,835,674     17,255,299
                                                                           -----------    -----------

Net property and equipment................................................   7,525,943      2,288,583
                                                                           -----------    -----------

Deferred income taxes.....................................................     438,136        548,506
Goodwill and other intangible assets, net of accumulated amortization.....   5,440,252      6,160,209
Other.....................................................................      15,592         26,582
                                                                           -----------    -----------

          Total assets.................................................... $29,255,597    $26,279,179
                                                                           ===========    ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
  Purchase price payable.................................................. $       ---    $ 2,650,000
  Construction financing line of credit...................................   3,544,000            ---
  Current portion - notes payable.........................................      54,332         30,754
  Accounts payable........................................................   1,680,385        681,843
  Accrued wages, bonus and profit sharing.................................     669,900        907,743
  Accrued expenses........................................................   1,132,934        747,885
  Income taxes payable....................................................     234,533            ---
  Billings in excess of revenues earned...................................   3,273,577      3,283,462
                                                                           -----------    -----------
          Total current liabilities.......................................  10,589,661      8,301,687

Notes payable, net of current portion.....................................      20,324         74,694
Bonuses, profit sharing accruals and other accrued expenses...............      79,245        468,265
                                                                           -----------    -----------
          Total liabilities...............................................  10,689,230      8,844,646
                                                                           -----------    -----------

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares
    no shares issued and outstanding......................................         ---            ---
  Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,305,000 in 1999 and in 1998, outstanding 7,006,300 in
    1999 and 7,092,000 in 1998............................................       7,305          7,305
  Additional paid-in capital..............................................  16,839,839     16,839,839
  Retained earnings.......................................................   3,210,292      1,734,983
  Treasury stock, at cost; 298,700 shares in 1999 and 213,000 shares
    in 1998...............................................................  (1,491,069)     1,147,594)
                                                                           -----------    -----------
          Total shareholders' equity......................................  18,566,367     17,434,533
                                                                           -----------    -----------

Commitments and contingencies

          Total liabilities and shareholders' equity...................... $29,255,597    $26,279,179
                                                                           ===========    ===========

See accompanying notes to financial statements.

                          NATIONAL RESEARCH CORPORATION

                              Statements of Income

                       Three years ended December 31, 1999

                                                                  1999              1998             1997
                                                                  ----              ----             ----

Revenues..................................................... $18,184,007       $17,664,682      $16,284,133
                                                              -----------       -----------      -----------

Operating expenses:
  Direct expenses............................................  11,133,090         9,422,342        7,178,408
  Selling, general and administrative........................   4,177,185         4,842,584        3,980,316
  Depreciation and amortization..............................     816,740           425,876          159,013
  Acquired-in-process research and development cost..........         ---         2,737,542              ---
  Cost of closing duplicate facilities and severance
    charges..................................................     363,965           303,740              ---
  Special compensation charge................................         ---               ---        1,740,000
                                                              -----------       -----------      -----------
          Total operating expenses...........................  16,490,980        17,732,084       13,057,737
                                                              -----------       -----------      -----------

          Operating income (loss)............................   1,693,027           (67,402)       3,226,396
                                                              -----------       -----------      -----------

Other income:
  Net interest income........................................     565,754           844,813          366,978
  Other, net.................................................     (35,778)            4,380               55
                                                              -----------       -----------      -----------

          Total other income.................................     529,976           849,193          367,033
                                                              -----------       -----------      -----------

          Income before income taxes.........................   2,223,003           781,791        3,593,429

  Provision for income taxes.................................     747,691           320,508          376,000
                                                              -----------       -----------      -----------

          Net income......................................... $ 1,475,312       $   461,283      $ 3,217,429
                                                              ===========       ===========      ===========

Pro forma information:
  Net income................................................. $ 1,475,312       $   461,283      $ 3,217,429
  Pro forma income taxes.....................................         ---               ---          803,463
                                                              -----------       -----------      -----------

          Pro forma net income............................... $ 1,475,312       $   461,283      $ 2,413,966
                                                              ===========       ===========      ===========

Pro forma net income per share - basic and diluted........... $      0.21       $      0.06      $      0.37
                                                              ===========       ===========      ===========

See accompanying notes to financial statements.

                          NATIONAL RESEARCH CORPORATION

                       Statements of Shareholders' Equity

                       Three years ended December 31, 1999

                                                              Additional
                                       Preferred    Common      Paid-in        Retained      Treasury
                                         Stock      Stock       Capital        Earnings       Stock           Total
                                       ---------    ------    ----------       --------      --------         -----

Balances at December 31, 1996........  $    ---     $6,055    $       ---    $ 2,073,352    $       ---    $ 2,079,407

Issuance of 1,250,000 shares of
   common stock, net of offering
   expenses..........................       ---      1,250     16,839,839            ---            ---     16,841,089

Net income...........................       ---        ---            ---      3,217,429            ---      3,217,429

Dividends declared, $.55 per share          ---        ---            ---     (4,017,081)           ---     (4,017,081)
                                       --------     ------    -----------    ------------   -----------    -----------

Balances at December 31, 1997........       ---      7,305     16,839,839      1,273,700            ---     18,120,844

Net income...........................       ---        ---            ---        461,283            ---        461,283

Purchase of 213,000 shares
   of treasury stock.................       ---        ---            ---            ---     (1,147,594)    (1,147,594)
                                       --------     ------    -----------    -----------    -----------    -----------

Balances at December 31, 1998........       ---      7,305     16,839,839      1,734,983     (1,147,594)    17,434,533

Net income...........................       ---        ---            ---      1,475,312            ---      1,475,312

Purchase of 85,700 shares
   of treasury stock.................       ---        ---            ---            ---       (343,475)      (343,475)
                                       --------     ------    -----------    -----------    -----------    -----------

Balances at December 31, 1999........  $    ---     $7,305    $16,839,839    $ 3,210,295    $(1,491,069)   $18,566,370
                                       ========     ======    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                          NATIONAL RESEARCH CORPORATION

                            Statements of Cash Flows

                       Three years ended December 31, 1999

                                                                  1999              1998              1997
                                                                  ----              ----              ----
Cash flows from operating activities
  Net income..............................................    $  1,475,312      $    461,283      $  3,217,429
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization.......................         816,740           425,876           159,013
      Acquired in-process research and development cost...             ---         2,737,542               ---
      Loss on sale of property and equipment..............          22,106            (2,489)              ---
      Loss on sale of other investments...................             788               ---               ---
      Other non-cash charges..............................          25,920               ---               ---
      Change in assets and liabilities:
        Trade accounts receivable.........................          22,232         1,278,132        (1,877,960)
        Unbilled revenues.................................         407,741          (260,819)         (277,498)
        Prepaid expenses and other........................         122,300            27,665          (139,959)
        Deferred tax asset................................         117,852            (3,600)         (283,000)
        Accounts payable..................................         135,326          (698,495)         (163,870)
        Accrued expenses, wages, bonuses and profit sharing       (101,491)         (368,537)          644,560
        Billings in excess of revenues earned.............          (9,885)          (93,646)          129,725
        Income taxes payable..............................         234,533           465,827           118,000
        Impairment losses.................................         230,813               ---               ---
                                                              ------------      ------------      ------------

           Net cash provided by operating activities......       3,500,287         3,968,739         1,526,440
                                                              ------------      ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment........................   (4,904,156)       (1,927,929)         (341,339)
  Acquisition, net of cash acquired..........................          ---        (5,899,588)              ---
  Purchases of securities available-for-sale.................  (13,330,053)      (11,611,973)      (13,553,644)
  Proceeds from the maturities of securities
    available-for-sale.......................................   10,462,000        16,823,183         1,810,058
  Proceeds from sale of property and equipment...............        1,000            13,112                --
                                                              ------------      ------------      ------------
           Net cash used in investing activities.............   (7,771,209)       (2,603,195)      (12,084,925)
                                                              ------------      ------------      ------------

Cash flows from financing activities:
  Dividends paid.............................................          ---               ---        (4,376,464)
  Borrowings under line of credit............................    3,544,000               ---               ---
  Payments on notes payable..................................      (30,792)          (18,590)              ---
  Payment of purchase price payable..........................   (2,636,936)              ---               ---
  Proceeds from issuance of common stock.....................          ---               ---        16,841,089
  Purchase of treasury stock.................................    (343,475)        (1,147,594)              ---
                                                              ------------      ------------      ------------

           Net cash provided by (used in)
             financing activities............................      532,797        (1,166,184)       12,464,625
                                                              ------------      ------------      ------------
           Net increase (decrease) in cash and
             cash equivalents................................   (3,738,125)          199,360         1,906,140

Cash and cash equivalents at beginning of period.............    4,887,712         4,688,352         2,782,212
                                                              ------------      ------------      ------------

Cash and cash equivalents at end of period................... $  1,149,587      $  4,887,712      $  4,688,352
                                                              ============      ============      ============

Supplementary information
  Cash paid for:
    Interest, including capitalized interest of $54,617...... $     62,685      $      7,360      $        ---
                                                              ============      ============      ============
    Taxes.................................................... $    397,540      $    928,246      $    541,000
                                                              ============      ============      ============

Noncash investing and financing activities:

  In 1998, the Company assumed liabilities of $0.6 million and incurred purchase price payable of $2.7 million in connection with the acquisition of a business.
  In 1999, accounts payable included $863,216 for purchases of property and equipment.

See accompanying notes to financial statements.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(1)       Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

          National Research Corporation (the "Company") is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company's ten largest clients accounted for 43%, 40% and 64% of the Company's total revenues in 1999, 1998 and 1997, respectively. One client accounted for 31.1% of total revenues in 1997. This client canceled its contract for performance measurement studies in December of 1997. A second client accounted for 15.7%, 14.6%, and 15.1% of total revenues in 1999, 1998 and 1997, respectively. A third client accounted for 12.9% and 10.2% of total revenues in 1999 and 1998, respectively. The Company operates in a single industry segment.

Basis of Presentation

          Pro Forma Net Income and Net Income Per Share - Pro forma net income and pro forma income per share has been computed assuming that the Company had been taxed as a C Corporation for Federal and state income tax purposes for all periods presented. Pro forma income per share has been calculated and presented for "basic" and "diluted" data. Pro forma income per share is computed by dividing net income by the weighted average number of common shares. Diluted income per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding.

          Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, weighted average shares outstanding for 1997 include the pro forma effect of shares that would have had to have been issued (at $13.95 per share, the initial public offering price less the underwriting discount expense) to generate sufficient cash to fund the portion of the approximately $5.6 million of S Corporation distributions and special (cash) compensation expense that are in excess of the net income for the year ended December 31, 1996. The weighted average shares outstanding is calculated as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----

Common stock.................................. 7,054,487   7,283,051   6,309,728
Dilutive effect of assumed initial public
  offering shares for distribution............        --          --     129,812
                                               ---------   ---------   ---------
  Weighted average common shares - basic...... 7,054,487   7,283,051   6,439,540
Dilutive effect of options issued.............     2,987      18,315         694
                                               ---------   ---------   ---------
Weighted average common shares and common
   share equivalents - diluted................ 7,057,474   7,301,366   6,440,234
                                               =========   =========   =========

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

Revenue Recognition

          The Company derives a substantial majority of its operating revenues from its annually renewable services, which include the NRC Listening System ("Performance Tracking Services") and the NRC Healthcare Market Guide ("Renewable Syndicated Service"). Under the NRC Listening System, the Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its syndicated NRC Healthcare Market Guide, the Company publishes healthcare market information to its clients generally on an annual basis. The Company also derives revenues from custom and other research projects.

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

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(1)       Summary of Significant Accounting Policies, Continued

          On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under that accounting standard, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $1,491,000 and $1,494,000 of costs incurred for the development of internal use software for the year ended December 31, 1999 and 1998, respectively, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use. Costs incurred prior to January 1, 1998, for the development of internal use software have not been adjusted or capitalized as a result of the Company's adoption of SOP 98-1.

          The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses accelerated methods of depreciation and amortization over estimated useful lives of five to seven years for furniture and fixtures, three to five years for computer equipment, five years for capitalized software and 39 years for the Company's new office building.

Goodwill and Other Intangible Assets

          Goodwill and other intangible assets, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over the expected periods to be benefited, 10 to 20 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the intangible asset balances over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Assets to be disposed of or abandoned are assessed for recoverability by determining whether the carrying value of the asset is less than estimated net realizable value.

Marketable Securities

          All marketable securities held by the Company at December 31, 1999 and 1998 were classified as available-for-sale and recorded at cost, which approximates market value. Unrealized holding gains and losses (if any), net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a separate component of shareholders equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(1)       Summary of Significant Accounting Policies, Continued

Income Taxes

          Effective August 1, 1994, the Company, with the consent of its shareholders, elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. The Company terminated its S Corporation election on October 13, 1997. Therefore, no provision or liability for federal income taxes has been included in these financial statements for the period from January 1, 1997 through October 13, 1997. Income taxes have been provided on the Company's taxable income from October 14, 1997 through December 31, 1997 and for the year ended December 31, 1998.

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

Comprehensive Income

          Other than unrealized holding gains on securities available-for-sale, the Company has no sources of other comprehensive income. Because the cost of the Company's available-for-sale securities approximated market value in 1999, 1998 and 1997, the Company had no other comprehensive income for the three years ended December 31, 1999. Therefore, the Company's comprehensive income consists solely of its net income.

Reclassification

          Certain amounts for the prior years have been reclassified to conform to the December 31, 1999 presentation.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(2)       Acquisition

          Effective June 1, 1998, the Company acquired the business of Healthcare Research Systems, Ltd. ("HRS") through an acquisition of assets. Consideration paid by the Company at closing included a cash payment of $5,100,000 plus an estimated payment of $350,000 for the net working capital acquired. The Company also incurred liabilities of $625,362 related to management's plans to exit certain activities of HRS and has paid $170,000 of direct acquisition costs. The acquisition agreement was subsequently amended to return to the Company the entire $350,000 estimated payment for the net working capital surplus paid at closing and to provide for the Company's assumption of additional pre-acquisition liabilities of HRS of $629,588. The amendment to the acquisition agreement was recorded in the third quarter of 1998 as an adjustment to the purchase price, increasing goodwill by $629,588. As the Company completed its original exit plans in 1999, management determined that the ultimate costs of certain exit activities were less than the liabilities accrued at the time of the acquisition. As a result, the Company reduced its goodwill and accrued liabilities by $153,390 for the excess of accrued liabilities over actual costs.

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

          The acquisition of HRS has been accounted for as a purchase, and accordingly, the operating results of HRS have been included in the Company's financial statements since the date of acquisition. The purchase price of approximately $9,021,561, as adjusted for accrued liabilities, has been allocated to the following assets based upon management's preliminary estimates of the fair values of identifiable assets of HRS at the date of acquisition. Assets, including in-process research and development, acquired are as follows:

                                                                  Estimated
                                                    Fair Value      Life
                                                    ----------    ---------

          Property and equipment.................. $  150,000     5-7 years
          Workforce in place......................    272,882      10 years
          Customer lists..........................    359,048      15 years
          Goodwill................................  5,502,089      20 years
                                                    ---------
                                                    6,284,019

          In-process research and development.....  2,737,542       0 years
                                                   ----------

                                                   $9,021,561
                                                   ==========

          In 1998, the Company also terminated the employment of certain of its employees whose responsibilities were duplicative of those performed by employees acquired in the HRS acquisition. The terminations resulted in a severance charge of $303,740 in 1998. All severance payments related to this charge were paid prior to December 31, 1998.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(2)       Acquisition, Continued

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

                                                 Year ended December 31,
                                                -------------------------
                                                  1998             1997
                                                  ----             ----
                                                 (dollars in thousands,
                                                except per share amounts)

          Revenues............................  $20,834          $22,800
          Net income (loss)...................  $ 1,840          $   (73)
          Net income (loss) per share -
            basic and diluted.................  $  0.25          $ (0.01)


(3)       Investments in Marketable Debt Securities

          The carrying value of available-for-sale securities by major security type is shown below. Amortized cost approximates fair value.

                                                              December 31,
                                                       -------------------------
          Debt securities:                                1999           1998
                                                          ----           ----

           Obligations of U.S. government agencies.... $ 9,681,812    $8,008,180
           Commercial paper...........................   1,193,712            --
           Other......................................       1,084         1,163
                                                        ----------     ---------

                Total................................. $10,876,608    $8,009,343
                                                        ==========     =========

          There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 1999, 1998 or 1997. The amortized cost of debt securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         1999            1998
                                                         ----            ----
                                                       Amortized      Amortized
                                                         cost           cost
                                                       ---------      ---------

          Due after three months through one year     $ 9,825,040     $6,958,046
          Due after one year through five years         1,050,484      1,050,134
                                                      -----------     ----------
                                                      $10,875,524     $8,008,180
                                                      ===========     ==========

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(4)       Property and Equipment

          At December 31, 1999 and 1998 property and equipment consisted of the following:

                                                      1999         1998
                                                      ----         ----

          Furniture and equipment................  $  416,214   $  509,541
          Computer equipment and software........   4,319,118    2,619,326
          Building...............................   3,613,003           --
          Land...................................     425,000           --
                                                   ----------   ----------
                                                    8,773,335    3,128,867
          Less accumulated depreciation
            and amortization.....................   1,247,392      840,284
                                                   ----------   ----------
                Net property and equipment.......  $7,525,943   $2,288,583
                                                   ==========   ==========


(5)       Goodwill and Other Intangible Assets

          Goodwill and other intangible assets consist of the following at December 31, 1999 and 1998:

                                                      1999         1998
                                                      ----         ----

          Workforce in place.....................  $       --   $  272,882
          Customer lists.........................     359,048      359,048
          Goodwill...............................   5,502,089    5,655,478
                                                   ----------   ----------
                                                    5,861,137    6,287,408

          Accumulated amortization...............    (420,885)    (127,199)
                                                   ----------   ----------
                                                   $5,440,252   $6,160,209
                                                   ==========   ==========

          In connection with management's plans to exit certain operations of the Company's Columbus, Ohio location, the Company recorded an impairment loss of $230,813 for the abandonment of the intangible asset workforce in place in the fourth quarter of 1999. The impairment loss is classified as a cost of closing duplicate facilities and severance charges in the Statement of Income. As discussed in Note 12, the Company's exit plans included the termination of substantially all employees, other than those associated with call center operations, acquired in connection with the HRS acquisition.


(6)       Income Taxes

          Income tax expense (benefit) for 1999, 1998 and 1997 consisted of the following components:

                                         Current       Deferred         Total
          1999:
              Federal.................  $523,658      $ 102,767      $626,425
              State...................   106,181         15,085       121,266
                                         -------      ---------      --------
                Total.................  $629,839      $ 117,852      $747,691
                                         =======      =========      ========
          1998:
              Federal.................  $713,514      $(442,014)     $271,500
              State...................    95,000        (45,992)       49,008
                                          ------      ---------      --------
                Total.................  $808,514      $(488,006)     $320,508
                                         =======      =========      ========
          1997:
              Federal.................  $553,000      $(237,000)     $316,000
              State...................   106,000        (46,000)       60,000
                                         -------      ---------      --------
                Total.................  $659,000      $(283,000)     $376,000
                                         =======      =========      ========

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(6)       Income Taxes, Continued

          Income tax expense for the period of October 14, 1997 through December 31, 1997 is based on taxable income at approximately $1,592,500. The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----
Expected Federal income taxes.................  755,800    $266,000    $541,500
State income taxes, net of federal benefit....   80,100      32,900      70,100
Rehabilitation tax credit.....................  (66,000)         --          --
Deferred tax benefits recognized upon
  termination of the Company's S
  Corporation election........................       --          --    (258,000)
Other.........................................  (22,209)     21,608      22,400
                                               --------    --------    --------
      Total................................... $747,691    $320,508    $376,000
                                               ========    ========    ========

          Deferred tax assets at December 31, 1999 and 1998, were comprised of the following:

                                                           1999          1998
                                                           ----          ----
Deferred tax assets:
  Allowance for doubtful accounts......................  $ 24,600      $ 24,200
  Accrued expenses.....................................   164,400       162,800
  Bonus and profit sharing accruals....................    29,600        99,600
  Intangible assets....................................   434,554       484,406
                                                         --------      --------

      Total deferred tax assets........................  $653,154      $771,006
                                                         ========      ========

          The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

(7)       Notes Payable and Line of Credit

          Notes payable consist of the following:

                                                              1999        1998
                                                              ----        ----
Note payable to Fifth Shore Partnership, at 9.0%,
payable in monthly installments of $1,808 including
interest, with final payment of principal and
interest due October 1, 2000                                $39,988     $ 56,867

Note payable to National Computer Systems, at 8.50%,
payable in monthly installments of $1,430 including
interest, with final payment of principal and interest
due March 1, 2002, secured by the assets of the Company      34,668       48,581
                                                            -------     --------
Total notes payable                                          74,656      105,448
Less current portion                                         54,332       30,754
                                                            -------     --------
Notes payable, net of current portion                       $20,324     $ 74,694
                                                            =======     ========

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(7)       Notes Payable and Line of Credit, Continued

          The aggregate maturities of notes payable for each of the years subsequent to December 31, 1999 are: 2000 - $54,332; 2001 - $16,013; and 2002 -
$4,311.

          At December 31, 1999, the Company has borrowings of $3,544,000 under a secured construction financing line of credit with a local financial institution. All borrowings under the line of credit are secured by the land and building subject to renovation (net book value of $4,012,042 at December 31, 1999) and $5.5 million par value of marketable debt securities and bear interest at the institution's reference rate (7.50% at December 31, 1999). Total maximum borrowings under the line of credit are $5,700,000, of which $2,156,000 remains available for further borrowings at December 31, 1999. The line of credit expires on June 1, 2000. The Company intends to secure long-term financing on the building for approximately $5,500,000 to replace the line of credit.


(8)       Common Stock

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


(9)       Stock Option Plans

          In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for the granting of options to purchase up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are five years. At December 31, 1999, the number of shares available for issuance pursuant to future grants under the Equity Incentive Plan was 445,377 shares.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(9)       Stock Option Plans, Continued

          In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not an employee of the Company. On the date of each annual meeting of shareholders of the Company, each such director, if reelected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 2,000 shares of the Company's common stock were granted in each of 1999 and 1998. At December 31, 1999, the number of shares available for issuance pursuant to future grants under the Director Plan was 26,000.

          Options to purchase shares of common stock have been granted in 1999 and 1998 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants. Had compensation cost for the stock option grants been determined using the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            1999         1998
                                                            ----         ----
                                                          (in thousands, except
                                                            per share amounts)
Pro forma:
  Net income, as reported...............................    $1,475      $ 461
  Net income, adjusted for the fair value method........     1,324        267

  Income per share, as reported (1).....................    $ 0.21      $0.06
  Income per share, adjusted for the fair
    value method (1)....................................      0.19       0.04

(1) Amounts are the same for both basic and diluted income per share.


          The weighted average fair value of options granted in 1999 and 1998 was $5.51 and $1.80, respectively. Pro forma net income reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts presented above because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 1999 and 1998 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

          Expected dividend yield at date of grant.....                  0
          Expected stock price volatility..............               45.0%
          Risk-free interest rate......................                6.0%
          Expected life of options.....................  3.75 to 5.00 years

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(9)       Stock Option Plans, Continued

          The following information relates to options to purchase common stock:

                                                Number of      Weighted Average
                                                  Shares        Exercise Price
                                                ---------      ----------------

 Balance at December 31, 1997...............     167,130            $15.00
     Granted................................     342,878              4.37
     Canceled...............................    (107,378)            13.58
                                                --------              6.33
 Balance at December 31, 1998...............     402,630              3.71
                                                ========              5.51
     Granted................................     135,930              5.70
     Canceled...............................     (89,183)             7.87
                                                --------
 Balance at December 31, 1999...............     449,219
                                                ========
 Exercisable at December 31, 1999...........     196,150
                                                ========

          At December 31,  1999,  the range of exercise  prices for  outstanding
stock  options  was  $2.188  to  $15.00  and  the  weighted  average   remaining
contractual life of outstanding stock options was 3.42 years.


(10)      Leases

          The Company leases office space for a monthly base rental payment plus maintenance and utilities. Rental expense was $401,105, $385,735 and $253,034 during 1999, 1998 and 1997, respectively, and is included in selling, general and administrative expenses in the statements of income. The future minimum lease payments under noncancelable operating leases are approximately $401,000 in 2000.


(11)      Employee Benefits

          The Company sponsors a qualified defined contribution profit sharing plan covering substantially all employees with a minimum service of 1,000 hours and one year of service except for highly compensated employees covered by other nonqualified profit sharing plans. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. Total profit sharing expense was $97,402 in 1997. No contributions were made by the Company in 1999 and 1998.

          The Company also sponsors nonqualified profit sharing bonus and incentive plans for employees and members of executive management of the Company. Certain bonuses under the executive management incentive plan are paid over a five-year period. Expense recorded under these plans was $162,458, $84,013 and $607,877 in 1999, 1998 and 1997, respectively.

                          NATIONAL RESEARCH CORPORATION
                    Notes to Financial Statements, Continued


(12)      Restructuring Expenses and Impairment of Assets

          During the quarter ended December 31, 1999, the Company recorded provisions related to restructuring expenses and impairments of long-lived assets. The Company's restructuring activities include the elimination of substantially all of the Company's Columbus, Ohio work force and the abandonment of duplicative facilities. The Company's restructuring plan commitments, which are expected to be fully completed in 2000, included the following:

          o Severance costs of $104,437 were accrued related to the termination of fourteen employees at the Company's Columbus, Ohio location. These employees represent substantially all of the Company's full-time work force in Columbus, Ohio. Following the termination of these employees in December 1999, the only remaining employees of the Company in Columbus, Ohio are those employed in the Company's call center facility. No severance benefits were paid in 1999 and, therefore, accrued expenses include liabilities of $104,437 for unpaid severance benefits at December 31, 1999.

          o Management expects to terminate its remaining call center work force in Columbus, Ohio by the end of the second quarter of 2000. No provisions for employee terminations were made in the 1999 financial statements because the conditions for accrual of a liability were not met. The anticipated cost of terminating this remaining workforce is not expected to be significant.

          o Impairment losses of $230,813 were recorded in the quarter ended December 31, 1999 for the Company's intangible asset, workforce in place, which was acquired in connection with the Company's 1998 acquisition of HRS. The abandonment of this intangible asset occurred concurrent with management's plans to eliminate substantially all of its full-time Columbus, Ohio workforce. See also Note 5.

          o Impairment losses of $17,428 were recognized in the quarter ended December 31, 1999 in connection with duplicative property and equipment abandoned with the Columbus, Ohio facilities.

          o Lease costs of $11,287 were accrued for contractual commitments on abandoned facilities in connection with management's exit plans.

After income taxes, these actions reduced 1999 net income by approximately $235,000, or $.03 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The  information  required by this Item with respect to directors  and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.


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

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.


                                       NATIONAL RESEARCH CORPORATION


                                       By  /s/ Michael D. Hays
                                         ---------------------------------------
                                           Michael D. Hays
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                     Title                           Date
        ---------                     -----                           ----


/s/ Michael D. Hays          President, Chief Executive           March 29, 2000
-------------------------    Officer and Director
Michael D. Hays              (Principal Executive Officer)


/s/ Patrick E. Beans         Vice President, Treasurer,           March 29, 2000
-------------------------    Secretary, Chief Financial
Patrick E. Beans             Officer and Director (Principal
                             Financial and Accounting Officer)


/s/ John N. Nunnelly         Director                             March 29, 2000
-------------------------
John N. Nunnelly


/s/ Paul C. Schorr, III      Director                             March 29, 2000
-------------------------
Paul C. Schorr, III

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                          Page in this Form 10-K
                                                          ----------------------

Independent Auditors' Report                                         18

Balance Sheets as of December 31, 1999 and 1998                      19

Statements of Income for each of the years in                        20
  the three-year period ended December 31, 1999

Statements of Shareholders' Equity for each of                       21
  the years in the three-year period ended
  December 31, 1999

Statements of Cash Flows for each of the three                       22
  years in the period ended December 31, 1999

Notes to Financial Statements                                     23-34

Independent Auditors' Report on Financial
  Statement Schedule                                                 38


Financial Statement Schedule:                                        39
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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
National Research Corporation:

Under date of February 8, 2000, we reported on the balance sheets of National Research Corporation as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG LLP

Lincoln, Nebraska
February 8, 2000

                          NATIONAL RESEARCH CORPORATION

                 Schedule II - Valuation and Qualifying Accounts

                                     Balance
                                        at                 Write-offs,   Balance
                                    Beginning   Bad Debt     Net of      at End
                                     of Year    Expense    Recoveries    of Year
                                    ---------   --------   -----------   -------
Allowance for doubtful accounts:

  Year Ended December 31, 1997....   $45,000     35,000      17,192      62,808

  Year Ended December 31, 1998....   $62,808     40,000      40,917      61,891

  Year Ended December 31, 1999....   $61,891     45,000      43,793      63,098


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

(10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.2)* National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.3)+ Subcontract, dated as of May 9, 1997, as amended, between National Research Corporation and United HealthCare Corporation [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.4) Lease, dated as of January 9, 1998, between National Research Corporation and Gold's Limited Partnership [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(23)      Consent of KPMG LLP

(27)      Financial Data Schedule (EDGAR version only)

(99)      Proxy Statement for the 2000 Annual Meeting of Shareholders

          [Except to the extent specifically incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

-----------------------

*   A management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.