Form 10-Q
period 2000-03-31
NATIONAL RESEARCH CORP
filed 2000-05-15
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-29466

                          National Research Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Wisconsin                               47-0634000
      -------------------------------                 -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                     1033 "O" Street, Lincoln Nebraska      68508
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-2525
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of April 30, 2000: 7,009,985
--------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 2000

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed Balance Sheets                           3
                        Condensed Statements of Income                     4
                        Condensed Statements of Cash Flows                 5
                        Notes to Condensed Financial Statements            6

            Item 2.     Management's Discussion and Analysis of           7-9
                        Financial Condition and Results of Operations

            Item 3.     Quantitative and Qualitative Disclosures About     9
                        Market Risk

PART II.    OTHER INFORMATION

            Item 2.     Changes in Securities and Use of Proceeds          10

            Item 6.     Exhibits and Reports on Form 8-K                   10

            Signatures                                                     11

            Exhibit Index                                                  12

                         PART I - Financial Information

ITEM 1   Financial Statements

                                                   NATIONAL RESEARCH CORPORATION
                                                     CONDENSED BALANCE SHEETS

                                                                                         March 31,             December 31,
                                                                                           2000                   1999
                                                                                     -----------------    -------------------
                                                                                        (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                                        $          330,404   $          1,149,587
   Investments in marketable debt securities                                                11,753,386             10,876,608
   Trade accounts receivable, less allowance for doubtful
     accounts of $79,198 and $63,098 in 2000 and 1999, respectively                          1,874,410              2,918,124
   Unbilled revenues                                                                           873,827                622,610
   Prepaid expenses and other                                                                  347,725                 53,727
   Deferred income taxes                                                                       210,766                215,018
                                                                                     -----------------    -------------------

             Total current assets                                                           15,390,518             15,835,674
                                                                                     -----------------    -------------------

Net property and equipment                                                                   9,354,106              7,525,943
                                                                                     -----------------    -------------------

Deferred income taxes                                                                          408,855                438,136
Goodwill and other intangible assets, net of  accumulated amortization                       5,358,241              5,440,252
Other                                                                                           15,592                 15,592
                                                                                     -----------------    -------------------

             Total assets                                                           $       30,527,312   $         29,255,597
                                                                                     =================    ===================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Construction financing line of credit                                            $        4,004,000   $          3,544,000
   Current portion - notes payable                                                              54,332                 54,332
   Accounts payable                                                                          2,551,821              1,680,385
   Accrued wages, bonuses and profit sharing                                                   592,125                669,900
   Accrued expenses                                                                            931,500              1,132,934
   Income taxes payable                                                                        126,033                234,533
   Billings in excess of revenues earned                                                     3,109,703              3,273,577
                                                                                     -----------------    -------------------

             Total current liabilities                                                      11,369,514             10,589,661

Notes payable, net of current portion                                                           12,176                 20,324
Bonuses, profit sharing accruals and other accrued expenses                                     79,245                 79,245
                                                                                     -----------------    -------------------

             Total liabilities                                                              11,460,935             10,689,230
                                                                                     -----------------    -------------------

Shareholders' equity:
   Preferred stock, $.01 per value; authorized 2,000,000 shares,
        no shares issued and outstanding                                                           ---                    ---
   Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,306,492 in 2000 and 7,305,000 in 1999, outstanding 7,007,792 in
        2000 and 7,006,300 in 1999                                                               7,306                  7,305
   Additional paid-in capital                                                               16,846,086             16,839,839
   Retained earnings                                                                         3,704,054              3,210,292
   Treasury stock, at cost; 298,700 shares in 2000 and 1999                                 (1,491,069)            (1,491,069)
                                                                                     -----------------    -------------------

             Total shareholders' equity                                                     19,066,377             18,566,367
                                                                                     -----------------    -------------------

             Total liabilities and shareholders' equity                             $       30,527,312   $         29,255,597
                                                                                     =================    ===================

See accompanying notes to condensed financial statements.

                                 NATIONAL RESEARCH CORPORATION

                                 CONDENSED STATEMENTS OF INCOME
                                          (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                          ------------------------------------
                                                               2000                 1999
                                                          ----------------    ----------------
Revenues                                                 $      4,454,823    $      3,662,923
                                                          ---------------     ---------------

Operating expenses:
    Direct expenses                                             2,566,911           2,577,301
    Selling, general and administrative                         1,051,553             904,494
    Depreciation and amortization                                 263,734             169,111
                                                          ---------------     ---------------

                Total operating expenses                        3,882,198           3,650,906
                                                          ---------------     ---------------

                Operating income                                  572,625              12,017

Other income:
    Interest income                                               168,154             150,694
    Other, net                                                    (17,084)              5,491
                                                          ---------------     ---------------

                Total other income                                151,070             156,185
                                                          ---------------     ---------------

                Income before income taxes                        723,695             168,202

Provision for income taxes                                        229,933              67,280
                                                          ---------------     ---------------

                        Net income                       $        493,762    $        100,922
                                                          ===============     ===============

Net income per share--basic
    and diluted                                          $           0.07     $          0.01
                                                          ===============     ===============

Weighted average shares and share equivalents
  outstanding--basic                                            7,006,317           7,077,056
                                                          ===============     ===============

Weighted average shares and share equivalents
  outstanding--diluted                                          7,036,575           7,084,549
                                                          ===============     ===============

See accompanying notes to condensed financial statements.

                                                   NATIONAL RESEARCH CORPORATION

                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                              Three months ended
                                                                                                   March 31,
                                                                                     ----------------------------------------
                                                                                             2000               1999
                                                                                     -----------------    -------------------
Cash flows from operating activities:
    Net income                                                                      $          493,762   $            100,922
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          273,188                169,111
        Deferred income taxes                                                                   33,533                 33,619
        Loss on sale of property and equipment                                                  23,417                    ---
        Loss on sale of other investments                                                           59                    144
        Changes in assets and liabilities, net of acquisition:
           Trade accounts receivable                                                         1,043,714                123,462
           Unbilled revenues                                                                  (251,217)               276,087
           Prepaid expenses and other                                                         (293,999)              (249,650)
           Accounts payable                                                                     38,056                310,073
           Accrued expenses, wages, bonuses and profit sharing                                (279,209)              (267,947)
           Income taxes payable                                                               (108,500)                 7,494
           Billings in excess of revenues earned                                              (163,874)               815,526
                                                                                     -----------------    -------------------
                  Net cash provided by operating activities                                    808,930              1,318,841
                                                                                     -----------------    -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (1,215,876)            (2,097,776)
    Proceeds from sale of property and equipment                                                 6,500                    ---
    Purchases of securities available-for-sale                                              (8,247,504)            (4,967,115)
    Proceeds from the maturities of securities available-for-sale                            7,370,667              4,319,000
                                                                                     -----------------    -------------------
                  Net cash used in investing activities                                     (2,086,213)            (2,745,891)
                                                                                     -----------------    -------------------

Cash flows from financing activities:
    Borrowings under line of credit                                                            460,000                    ---
    Payments on notes payable                                                                   (8,148)                (7,458)
    Proceeds from exercise of stock options                                                      6,248                    ---
    Payment of purchase price payable                                                              ---             (1,150,000)
    Purchase of  treasury stock                                                                    ---               (138,250)
                                                                                     -----------------    -------------------
                  Net cash provided by (used in) financing activities                          458,100             (1,295,708)
                                                                                     -----------------    -------------------

                  Net decrease in cash and cash equivalents                                   (819,183)            (2,722,758)

Cash and cash equivalents at beginning of period                                             1,149,587              4,887,712
                                                                                     -----------------    -------------------

Cash and cash equivalents at end of period                                          $          330,404   $          2,164,954
                                                                                     =================    ===================

Supplemental disclosure of cash paid for:
    Interest, including capitalized interest of $71,911 in 2000                     $           73,478   $              2,258
                                                                                     =================    ===================

    Taxes                                                                           $          304,900    $            23,277
                                                                                     =================    ===================

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                     Notes to Condensed Financial Statements

1.   INTERIM FINANCIAL REPORTING

The condensed balance sheet of National Research Corporation (the "Company") at December 31, 1999 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission in March 2000.

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the three-month periods ended March 31, 2000 and 1999, respectively.

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

                                                     Percentage of Total
                                                          Revenues
                                               ------------------------------
                                                     Three months ended
                                                          March 31,
                                               ------------------------------
                                                  2000              1999
                                               ------------------------------

Revenues:                                         100.0%            100.0%
                                               ==============================
Operating expenses:
    Direct expenses                                57.6             70.4
    Selling, general and administrative            23.6             24.7
    Depreciation and amortization                   5.9              4.6
                                               ------------------------------
                  Total operating expenses:        87.1             99.7
                                               ------------------------------

Operating income                                   12.9%             0.3%
                                               ==============================

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Total revenues. Total revenues increased 21.6% in the three-month period ended March 31, 2000 to $4.5 million from $3.7 million in the three month period ended March 31, 1999. The increase was primarily due to an increase in scope of work from existing clients and to a lesser extent, the addition of new clients.

Direct expenses. Direct expenses decreased 0.4% to $2,567,000 in the three-month period ended March 31, 2000 from $2,577,000 in the same period during 1999. The decrease in direct expenses in the 2000 period was due to decreases in software conversion costs of $105,000, labor and payroll expenses of $54,000, printing of $42,000 and telephone expense of $19,000; which were offset by an increase in fieldwork and fees of $210,000. Direct expenses decreased as a percentage of total revenues to 57.6% in the three month period ended March 31, 2000 from 70.4% during the same period of 1999. Direct expenses as a percentage of total revenues for the balance of 2000 are expected to rise some but remain at levels lower than 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.3% to $1.1 million for the three-month period ended March 31, 2000 from $904,000 for the same period in 1999. This increase was primarily due to an increase in salaries and benefits expense of $103,000, legal and accounting expenses of $40,000, recruiting expenses of $39,000, computer support, license and equipment expenses of $36,000, and travel and meal expenses of $16,000. These increases were offset by decreases of $35,000 in contract services, telephone costs of $20,000, marketing costs of $20,000, and rent and repair expenses of $18,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 23.6% for the three month period ended March 31, 2000 from 24.7% for the same period in 1999 due to the increase in revenue without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 56.0% to $264,000 in the three-month period ended March 31, 2000 from $169,000 in the same period of 1999. The increase in is primarily due to the amortization of the internal development of software and the purchase of computer equipment. Depreciation and amortization expenses as a percentage of total revenues increased to 5.9% in the three-month period ended March 31, 2000, from 4.6% in the same period of 1999.

Provision for income taxes. The provision for income taxes totaled $230,000 (31.7% effective tax rate) for the three-month period ended March 31, 2000 as compared to $67,000 (40.0% effective tax rate) for the same period in 1999. The increase in expense is due to the higher profit for the period. The effective tax rate was lower in 2000 due to certain federal income tax credits. The effective tax rate for 2000 is expected to remain at a similar level due to anticipated federal tax credits.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, with the exception of the renovation of the new office building.

As of March 31, 2000, the Company had cash and cash equivalents of $330,000 and working capital of $4.0 million.

During the three months ended March 31, 2000, the Company generated $809,000 of net cash from operating activities as compared to $1.3 million of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to the timing of collections of accounts receivables and the timing of costs incurred in advance of billings on certain projects.

For the three months ended March 31, 2000, net cash used in investing activities was $2.1 million as compared to $2.7 million during the same period in the prior year. The 2000 decrease in cash used was primarily due to the purchase of property and equipment of $1.2 million (primarily related to the new office building) and the net of purchase of securities available-for-sale over the proceeds from the maturities of securities of $877,000. The Company plans to spend an additional $1.8 million during the remainder of 2000 to renovate its new building. Following renovation, the Company intends to move its headquarters to such building in July 2000. The Company expects to secure long-term financing on the building for approximately $5.8 million. The 1999 net cash used was primarily due to the purchase of the new building for $1,475,000 and an investment of $627,000 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business. This was partially offset by the proceeds of maturities of securities available-for-sale of $4.3 million.

Net cash provided by financing activities was $458,000 for the three months ended March 31, 2000, as compared to $1.3 million used for the three months ended March 31, 1999. The increase in cash provided by financing activities during 2000 was due to the construction financing and the net purchase price payable related to the acquisition of Healthcare Research Systems paid in 1999.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of March 31, 2000 and as of December 31, 1999, the Company had $3.1 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At March 31, 2000 and December 31, 1999, the Company had $874,000 and $623,000 of unbilled revenues, respectively.

Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of May 12, 2000, 53,700 shares have been repurchased under the new authorization.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 1999.

PART II - Other Information

ITEM 2    Changes in Securities and Use of Proceeds
          -----------------------------------------

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

          During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company are reasonably estimated to be applied as follows:

     1.   Temporary  investments of United States government
          securities with maturities of two years or less           $920,145

     2.   Acquisition of HRS and related acquisition costs         8,549,588

     3.   The acquisition of a new headquarters building           5,880,287

     4.   The repurchase of treasury stock                         1,491,069
                                                                   ---------

          Total proceeds to the Company                          $16,841,089
                                                                 ===========

ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibit Number     Description
          --------------     -----------

          (27)               Financial Data Schedule (EDGAR version only)

(b)       Reports on Form 8-K
          -------------------

          There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL RESEARCH CORPORATION


Date: May 12, 2000                   By: /s/ Michael D. Hays
                                        ----------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: May 12, 2000                   By: /s/ Patrick E. Beans
                                        ----------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended March 31, 2000


                           Exhibit
                           -------

(27)      Financial Data Schedule (EDGAR version only)