Form 10-Q
period 2000-06-30
NATIONAL RESEARCH CORP
filed 2000-08-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-29466
                                                -------

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

Common Stock, $.001 par value, outstanding as of July 31, 2000: 7,026,254
--------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended June 30, 2000

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed Balance Sheets                             3
                      Condensed Statements of Income                       4
                      Condensed Statements of Cash Flows                   5
                      Notes to Condensed Financial Statements              6

          Item 2.     Management's Discussion and Analysis of           7-10
                      Financial Condition and Results of Operations

          Item 3.     Quantitative and Qualitative Disclosures About      10
                      Market Risk

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                   11

          Item 2.     Changes in Securities and Use of Proceeds           11

          Item 4.     Submission of Matters to a Vote of Security Holders 12

          Item 6.     Exhibits and Reports on Form 8-K                    12

          Signatures                                                      13

          Exhibit Index                                                   14

                         PART I - Financial Information

ITEM 1   Financial Statements
         --------------------

                                                   NATIONAL RESEARCH CORPORATION
                                                     CONDENSED BALANCE SHEETS

                                                                                         June 30,             December 31,
                                                                                           2000                   1999
                                                                                     -----------------    -------------------
                                                                                        (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                                       $         3,723,782  $           1,149,587
   Investments in marketable debt securities                                                 7,623,519             10,876,608
   Trade accounts receivable, less allowance for doubtful
     Accounts of $92,198 in 2000 and $63,098 in 1999                                         2,300,453              2,918,124
   Unbilled revenues                                                                         1,065,964                622,610
   Prepaid expenses and other                                                                  682,033                 53,727
   Deferred income taxes                                                                       213,580                215,018
                                                                                     -----------------    -------------------

             Total current assets                                                           15,609,331             15,835,674
                                                                                     -----------------    -------------------

Net property and equipment                                                                  10,760,513              7,525,943
                                                                                     -----------------    -------------------

Deferred income taxes                                                                          431,701                438,136
Goodwill and other intangibles, net of  accumulated amortization                             5,191,912              5,440,252
Other                                                                                           11,515                 15,592
                                                                                     -----------------    -------------------

             Total assets                                                          $        32,004,972  $          29,255,597
                                                                                     =================    ===================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Construction financing line of credit                                           $         5,700,000  $           3,544,000
   Current portion - notes payable                                                              14,748                 54,332
   Accounts payable                                                                          1,815,087              1,680,385
   Accrued wages, bonuses and profit sharing                                                   582,081                669,900
   Accrued expenses                                                                            770,563              1,132,934
   Income taxes payable                                                                         15,491                234,533
   Billings in excess of revenues earned                                                     3,258,083              3,273,577
                                                                                     -----------------    -------------------

             Total current liabilities                                                      12,156,053             10,589,661

Notes payable, net of current portion                                                           12,693                 20,324
Bonuses, profit sharing accruals and other accrued expenses                                     79,245                 79,245
                                                                                     -----------------    -------------------

             Total liabilities                                                              12,247,991             10,689,230
                                                                                     -----------------    -------------------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                                       -                      -
   Common stock, $.001 par value; authorized 20,000,000
      Shares,  issued 7,316,096 in 2000 and 7,305,000 in 1999                                    7,316                  7,305
       Outstanding 7,017,396 in 2000 and 7,006,300 in 1999
   Additional paid-in capital                                                               16,886,298             16,839,839
   Retained earnings                                                                         4,354,436              3,210,292
   Treasury stock, at cost; 298,700 shares in 2000 and 1999                                 (1,491,069)            (1,491,069)
                                                                                     -----------------    -------------------

             Total shareholders' equity                                                     19,756,981             18,566,367
                                                                                     -----------------    -------------------

             Total liabilities and shareholders' equity                            $        32,004,972  $          29,255,597
                                                                                     =================    ===================


See accompanying notes to condensed financial statements.

                                                   NATIONAL RESEARCH CORPORATION
                                                   CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                  Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                           ---------------------------------   ---------------------------------
                                                                2000               1999              2000              1999
                                                           --------------    ---------------   ---------------   ---------------

Revenues                                                  $     4,638,336   $      4,305,341  $      9,093,159  $      7,968,264
                                                           --------------    ---------------   ---------------   ---------------

Operating expenses:
    Direct expenses                                             2,466,033          3,005,639         5,032,944         5,582,940
    Selling, general and administrative                         1,087,063          1,045,928         2,138,616         1,950,422
    Depreciation and amortization                                 346,834            179,111           610,568           348,222
                                                           --------------    ---------------   ---------------   ---------------

                Total operating expenses                        3,899,930          4,230,678         7,782,128         7,881,584
                                                           --------------    ---------------   ---------------   ---------------

                Operating income                                  738,406             74,663         1,311,031            86,680

Other income:
    Net interest income                                           185,427            131,187           352,014           279,623
    Other, net                                                     (7,321)             2,110           (22,838)            9,859
                                                           --------------    ---------------   ---------------   ---------------

                Total other income                                178,106            133,297           329,176           289,482
                                                           --------------    ---------------   ---------------   ---------------

                Income before income taxes                        916,512            207,960         1,640,207           376,162

Income tax provision                                              266,129             85,233           496,062           152,513
                                                           --------------    ---------------   ---------------   ---------------

                Net income                                        650,383            122,727         1,144,145           223,649
                                                           ==============    ===============   ===============   ===============

Net income per share--basic and diluted                   $           .09   $            .02  $            .16  $            .03
                                                           ==============    ===============   ===============   ===============

Weighted average shares and share equivalents
outstanding--basic                                              7,012,922          7,055,824         7,009,638         7,066,301
                                                           ==============    ===============   ===============   ===============

Weighted average shares and share equivalents
outstanding--diluted                                            7,061,860          7,056,585         7,058,576         7,067,062
                                                           ==============    ===============   ===============   ===============


See accompanying notes to condensed financial statements.

                                                   NATIONAL RESEARCH CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                         -----------------------------
                                                                                             2000            1999
                                                                                         -------------   -------------

Cash flows from operating activities:
    Net income                                                                          $    1,144,145  $      223,649
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and amortization                                                          629,476         359,698
        Deferred income taxes                                                                    7,873          32,823
        Loss on sale of property and equipment                                                  23,417           1,110
        Loss on sale of other investments                                                           43             144
        Changes in assets and liabilities:
           Trade accounts receivable                                                           617,671         712,528
           Unbilled revenues                                                                  (443,354)        223,745
           Prepaid expenses and other                                                         (624,229)       (598,606)
           Accounts payable                                                                   (185,837)        578,211
           Accrued expenses, wages, bonuses, and profit sharing                               (398,191)       (286,714)
           Income taxes payable                                                               (219,042)        127,752
           Billings in excess of revenues earned                                               (15,494)      1,264,403
                                                                                         -------------   -------------
                  Net cash provided by operating activities                                    536,478       2,638,743
                                                                                         -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (3,409,401)     (2,883,003)
    Proceeds from sale of property and equipment                                                 6,500          -
    Purchases of securities available-for-sale                                              (8,270,663)     (5,807,754)
    Proceeds from the maturities of securities available-for-sale                           11,523,709       6,503,000
                                                                                         -------------   -------------
                  Net cash used in investing activities                                       (149,855)     (2,187,757)
                                                                                         -------------   -------------

Cash flows from financing activities:
    Borrowings under line of credit                                                          2,156,000         -
    Payments on notes payable                                                                  (14,898)        (15,038)
    Proceeds from exercise of stock options                                                     46,470         -
    Payment of purchase price payable                                                          -            (2,650,000)
    Purchase of  treasury stock                                                                -              (162,000)
                                                                                         -------------   -------------
                  Net cash provided (used) in financing activities                           2,187,572      (2,827,038)
                                                                                         -------------   -------------

                  Net increase (decrease) in cash and cash equivalents                       2,574,195      (2,376,052)

Cash and cash equivalents at beginning of period                                             1,149,587       4,887,712
                                                                                         -------------   -------------

Cash and cash equivalents at end of period                                              $    3,723,782  $    2,511,660
                                                                                         =============   =============

Supplemental disclosure of cash paid for:
    Interest, including capitalized interest of $176,575 in 2000                        $      179,002  $        4,393
                                                                                         =============   =============

    Taxes                                                                               $      304,900  $      (10,845)
                                                                                         =============   =============

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

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the six-month periods ended June 30, 2000 and 1999, respectively.

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

                                             Percentage of Total Revenues
                                        ---------------------------------------
                                        Three months ended    Six months Ended
                                              June 30,             June 30,
                                        -------------------  -------------------
                                          2000     1999        2000      1999
                                        -------------------  -------------------

Revenues:                                100.0%    100.0%      100.0%   100.0%
                                        ===================  ===================
Operating expenses:
 Direct expenses                          53.2      69.8        55.3     70.0
 Selling, general and administrative      23.4      24.3        23.5     24.5
 Depreciation and amortization             7.5       4.2         6.7      4.4
                                        -------------------  -------------------
             Total operating expenses:    84.1      98.3        85.5     98.9
                                        -------------------  -------------------

Operating income                          15.9%      1.7%       14.5%     1.1%
                                        ===================  ===================

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Total revenues. Total revenues increased 7.7% in the three month period ended June 30, 2000 to $4.6 million from $4.3 million in the three month period ended June 30, 1999. The increase was primarily due to an increase in scope of work from existing clients and to a lesser extent, the addition of new clients.

Direct expenses. Direct expenses decreased 18.0% to $2.5 million in the three-month period ended June 30, 2000 from $3.0 million in the same period during 1999. The decrease in direct expenses in the 2000 period was primarily due to the investment in technology which resulted in decreases in labor and payroll expenses of $149,000 and printing and postage of $114,000, as well as a decrease in fieldwork and fees of $276,000 due to the timing of work in 1999. Direct expenses decreased as a percentage of total revenues to 53.2% in the three month period ended June 30, 2000 from 69.8% during the same period of 1999. Direct expenses as a percentage of total revenues for the balance of 2000 are expected to rise some but remain at levels lower than 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.9% to $1,087,000 for the three-month period ended June 30, 2000 from $1,046,000 for the same period in 1999. This increase was primarily due to an increase in salaries and benefits expense of $130,000. This increase was offset by decreases in rent and repair expenses of $54,000, and contract services of $46,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 23.4% for the three month period ended June 30, 2000 from 24.3% for the same period in 1999 due to the increase in revenue without a related increase in selling, general, and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 93.6% to $347,000 in the three-month period ended June 30, 2000 from $179,000 in the same period of 1999. The increase is primarily due to the additional amortization of software and computer equipment. Depreciation and amortization expenses as a percentage of total revenues increased to 7.5% in the three-month period ended June 30, 2000, from 4.2% in the same period of 1999.

Provision for income taxes. The provision for income taxes totaled $266,000 (29.0% effective tax rate) for the three-month period ended June 30, 2000 as compared to $85,000 tax provision (40.0% effective tax rate) for the same period in 1999. The increase in expense is due to the higher profit for the 2000 period. The effective tax rate was lower in 2000 due to certain federal income tax credits.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Total revenues. Total revenues increased 14.1% in the six month period ended June 30, 2000 to $9.1 million from $8.0 million in the six month period ended June 30, 1999. The increase was primarily due to an increase in scope of work from existing clients and to a lesser extent, the addition of new clients.

Direct expenses. Direct expenses decreased 9.9% to $5.0 million in the six-month period ended June 30, 2000 from $5.6 million in the same period during 1999. The decrease was primarily due to the investment in technology which resulted in decreases in labor and payroll expenses of $203,000, printing and postage expenses of $168,000, software conversion of $105,000, fieldwork and fees of $56,000, and telephone expenses of $12,000. Direct expenses decreased as a percentage of total revenues to 55.3% in the six month period ended June 30, 2000 from 70.0% during the same period of 1999. Direct expenses as a percentage of total revenues for the balance of 2000 are expected to rise some but remain at levels lower than in 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.6% to $2.1 million for the six-month period ended June 30, 2000 from $2.0 million for the same period in 1999. This increase was primarily due to an increase in salaries and benefits expense of $233,000, legal and accounting expenses of $39,000, computer support, license and equipment expenses of $34,000, and travel and meal expenses of $18,000. These increases were offset by decreases in rent and repairs of $92,000, contract services of $81,000, and marketing costs of $26,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 23.5% for the six month period ended June 30, 2000 from 24.5% for the same period in 1999 due to the increase in revenue without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 75.3% to $611,000 in the six-month period ended June 30, 2000 from $348,000 in the same period of 1999. Depreciation and amortization expenses as a percentage of total revenues increased to 6.7% in the six-month period ended June 30, 2000, from 4.4% in the same period of 1999. The increase is primarily due to the additional amortization of software and computer equipment.

Provision for income taxes. The provision for income taxes totaled $496,000 (30.2% effective tax rate) for the six-month period ended June 30, 2000 as compared to $153,000 tax provision (40.0% effective tax rate) for the same period in 1999. The increase in expense is due to the higher profit for the 2000 period. The effective tax rate was lower in 2000 due to certain federal income tax credits.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, with the exception of the renovation of the new office building.

As of June 30, 2000, the Company had cash and cash equivalents of $3.7 million and working capital of $3.5 million.

During the six months ended June 30, 2000, the Company generated $536,000 of net cash from operating activities as compared to $2.6 million of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the six months ended June 30, 2000, net cash used in investing activities was $150,000 as compared to $2.2 million during the same period in the prior year. The 2000 decrease in cash used was primarily due to the net of proceeds from the maturities of securities available-for-sale over the purchase of securities available-for-sale of $3.3 million, which was offset by the purchase of property and equipment of $3.4 million (primarily related to the new office building). The Company plans to spend an additional $700,000 during the remainder of 2000 to renovate the new building. Following renovation, the Company intends to move its headquarters in September 2000. The Company expects to secure long-term financing on the building for approximately $5.8 million. The 1999 net cash used in investing activities was primarily due to the purchase and renovation of a new building for $1.7 million, and investment of $1.2 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business and by the proceeds of maturities of securities available-for-sale.

Net cash generated in financing activities was $2.2 million compared to the $2.8 million of net cash used for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by financing activities during 2000 was due to the receipt of construction financing and the 1999 payment of $2.7 million in purchase price related to the acquisition of Healthcare Research Systems.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 2000 and as of December 31, 1999, the Company had $3.3 million of deferred revenues. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At June 30, 2000 and December 31, 1999, the Company had $1.1 million and $623,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of July 31, 2000, 53,700 shares under the new authorization had been repurchased.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designed as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

(ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale securit or a foreign currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

On December 3, 1999, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 covers a broad range of topics, some of which include revenue recognition for "bill and hold" arrangements, accounting for refundable and nonrefundable up-front fees, accounting for multiple element arrangements, contingent rentals and gross and net reporting of revenues from internet sales. As amended by SAB 101A and SAB 101B, the effective date for calendar year-end companies is no later than the quarter beginning October 1, 2000. The Company has not determined what effects, if any, the adoption of SAB No. 101 will have on its financial reporting.

FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, was issued in March 2000. Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues, some of which include grants to nonemployees, criteria for determining whether a plan is noncompensatory, modifications to the terms of previously fixed grants or awards, and accounting for the stock compensation awards issued in connection with a business combination. Except for certain provisions relating to the modification of existing fixed awards and grants of stock options to nonemployees, the effects of applying the Interpretation No. 44 are recognized on a prospective basis beginning July 1, 2000. The Company does not believe that the adoption of Interpretation No. 44 will be significant to its financial reporting.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 1999.

PART II - Other Information

ITEM 1   Legal Proceedings
         -----------------

The Company filed a $4 million counter suit to a lawsuit filed in May 2000 in the United States District Court for the District of Nebraska by Cap Gemini America, Inc., the software developer of the Company's QualPro technology (a proprietary system that automates the creation and processing of surveys). Cap Gemini is suing the Company for approximately $1.1 million due under a consulting agreement between the two firms. The Company has withheld a portion of the consulting fee because of Cap Gemini's failure to fulfill the terms of the consulting agreement, creating a costly delay in the roll-out of QualPro and necessitating considerable expense on the part of the Company to make the software perform as required. The Company believes it has a strong case and that the outcome of the lawsuit will have little or no impact on the operations or financial condition of the Company.

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

     During the fourth quarter of 1997, all of the shares of Common Stock registered were sold in the Offering at a price of $15.00 per share, for an aggregate price of $18,750,000 and $17,475,000 for the shares of Common Stock sold by the Company and the Selling Shareholder, respectively. After deducting the underwriting discount of $1.05 per share, the Selling Shareholder received net proceeds equal to $16,251,750 and the Company received net proceeds equal to $17,437,500 less expenses of $596,411 incurred in connection with the Offering. The net proceeds to the Company are reasonably estimated to be applied as follows:

     1.   Temporary investments of United States government
          securities with maturities of two years or less                $0

     2.   Acquisition of HRS and related acquisition costs        8,549,588

     3.   The acquisition of a new headquarters building          6,880,432

     4.   The repurchase of treasury stock                        1,491,069
                                                                  ---------
          Total proceeds to the Company,                        $16,841,089
                                                                ===========

ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its annual meeting of shareholders on April 27, 2000. At such meeting, Michael D. Hays and John N. Nunnelly were reelected as directors of the Company for a term to expire at the 2003 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: Michael D. Hays - 6,891,266 shares voted for, 31,300 withholding authority, 0 abstentions and 0 broker non-votes; John N. Nunnelly - 6,891,266 shares voted for, 31,300 withholding authority, 0 abstentions, and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2000 annual of shareholders are as follows: term expiring at the 2001 annual meeting - Patrick E. Beans; and term expiring at the 2002 annual meeting - Paul C. Schorr, III.


ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibit Number     Description
         --------------     ------------

     (27)                   Financial Data Schedule (EDGAR version only)


(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL RESEARCH CORPORATION



Date: August 10, 2000               By:      /s/ Michael D. Hays
                                       -----------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: August 10, 2000               By:      /s/ Patrick E. Beans
                                       -----------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 2000

                                     Exhibit
                                     -------

          (27)     Financial Data Schedule (EDGAR version only)