Form 10-Q
period 2000-09-30
NATIONAL RESEARCH CORP
filed 2000-11-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

                  1245 "Q" Street, Lincoln Nebraska 68508-1430
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $.001 par value, outstanding as of October 31, 2000: 7,031,971
----------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 2000

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

                         PART I - Financial Information

ITEM 1   Financial Statements
         --------------------

                                                   NATIONAL RESEARCH CORPORATION
                                                     CONDENSED BALANCE SHEETS

                                                                                       September 30,           December 31,
                                                                                            2000                   1999
                                                                                     ------------------     -------------------
                                                                                        (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                                        $         4,912,438    $          1,149,587
   Investments in marketable debt securities                                                  5,989,854              10,876,608
   Trade accounts receivable, less allowance for doubtful
     Accounts of $77,737 in 2000 and $63,098 in 1999                                          1,655,700               2,918,124
   Unbilled revenues                                                                          1,299,026                 622,610
   Prepaid expenses and other                                                                    40,413                  53,727
   Deferred income taxes                                                                        213,763                 215,018
                                                                                     ------------------     -------------------

             Total current assets                                                            14,111,194              15,835,674
                                                                                     ------------------     -------------------

Net property and equipment                                                                   12,677,470               7,525,943
                                                                                     ------------------     -------------------

Deferred income taxes                                                                           413,305                 438,136
Goodwill and other intangibles, net of accumulated amortization                               5,109,901               5,440,252
Other                                                                                            11,515                  15,592
                                                                                     ------------------     -------------------

             Total assets                                                           $        32,323,385    $         29,255,597
                                                                                     ==================     ===================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Construction financing line of credit                                            $           260,000    $          3,544,000
   Current portion - long-term debt                                                             132,284                  54,332
   Accounts payable                                                                           2,434,284               1,680,385
   Accrued wages, bonuses and profit sharing                                                    562,668                 669,900
   Accrued expenses                                                                             688,025               1,132,934
   Income taxes payable                                                                         141,259                 234,533
   Billings in excess of revenues earned                                                      2,052,421               3,273,577
                                                                                     ------------------     -------------------

             Total current liabilities                                                        6,270,941              10,589,661

Long-term debt, net of current portion                                                        5,331,432                  20,324
Bonuses, profit sharing accruals and other accrued expenses                                      79,245                  79,245
                                                                                     ------------------     -------------------

             Total liabilities                                                               11,681,618              10,689,230
                                                                                     ------------------     -------------------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                                        -                       -
   Common stock, $.001 par value; authorized 20,000,000
      Shares,  issued 7,328,896 in 2000 and 7,305,000 in 1999                                     7,329                   7,305
       Outstanding 7,030,196 in 2000 and 7,006,300 in 1999
   Additional paid-in capital                                                                16,939,891              16,839,839
   Retained earnings                                                                          5,185,616               3,210,292
   Treasury stock, at cost; 298,700 shares in 2000 and 1999                                  (1,491,069)             (1,491,069)
                                                                                     ------------------     -------------------

             Total shareholders' equity                                                      20,641,767              18,566,367
                                                                                     ------------------     -------------------

             Total liabilities and shareholders' equity                             $        32,323,385    $         29,255,597
                                                                                     ==================     ===================

See accompanying notes to condensed financial statements.

                                                   NATIONAL RESEARCH CORPORATION
                                                  CONDENSED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                  Three months ended                   Nine months ended
                                                                     September 30,                       September 30,
                                                           ---------------------------------    --------------------------------
                                                                2000              1999              2000              1999
                                                           --------------     --------------    --------------    --------------
Revenues                                                  $     5,017,115    $     5,597,544   $    14,110,273   $    13,565,808
                                                           --------------     --------------    --------------    --------------

Operating expenses:
    Direct expenses                                             2,707,689          3,468,505         7,740,633         9,051,445
    Selling, general and administrative                           952,811          1,061,063         3,091,427         3,011,485
    Depreciation and amortization                                 342,784            202,611           953,352           550,833
                                                           --------------     --------------    --------------    --------------

                Total operating expenses                        4,003,284          4,732,179        11,785,412        12,613,763
                                                           --------------     --------------    --------------    --------------

                Operating income                                1,013,831            865,365         2,324,861           952,045

Other income:
    Net interest income                                           183,789            127,148           535,803           406,770
    Other, net                                                    (10,221)           (31,880)          (33,059)          (22,020)
                                                           --------------     --------------    --------------    --------------

                Total other income                                173,568             95,268           502,744           384,750
                                                           --------------     --------------    --------------    --------------

                Income before income taxes                      1,187,399            960,633         2,827,605         1,336,795

Income tax provision                                              356,219            334,226           852,281           486,739
                                                           --------------     --------------    --------------    --------------

                Net income                                        831,180            626,407         1,975,324           850,056
                                                           ==============     ==============    ==============    ==============

Net income per share--basic and diluted                   $           .12    $          0.09   $           .28   $          0.12
                                                           ==============     ==============    ==============    ==============

Weighted average shares and share equivalents
outstanding--basic                                              7,024,892          7,050,000         7,014,778         7,060,861
                                                           ==============     ==============    ==============    ==============

Weighted average shares and share equivalents
outstanding--diluted                                            7,069,392          7,051,389         7,059,278         7,062,250
                                                           ==============     ==============    ==============    ==============


See accompanying notes to condensed financial statements.


                                                   NATIONAL RESEARCH CORPORATION
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                 Nine months ended
                                                                                                  September 30,
                                                                                     ------------------------------------------
                                                                                             2000                  1999
                                                                                     ------------------     -------------------
Cash flows from operating activities:
    Net income                                                                      $         1,975,324    $            850,056
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and amortization                                                           981,713                 568,565
        Deferred income taxes                                                                    26,086                  34,437
        Loss on sale of property and equipment                                                   23,417                  22,106
        Loss on sale of other investments                                                            43                     144
        Changes in assets and liabilities:
           Trade accounts receivable                                                          1,262,424                 830,361
           Unbilled revenues                                                                   (676,416)                529,125
           Prepaid expenses and other                                                            17,391                 104,771
           Accounts payable                                                                    (117,341)              1,103,985
           Accrued expenses, wages, bonuses, and profit sharing                                (500,140)               (409,278)
           Income taxes payable                                                                 (93,274)                459,431
           Billings in excess of revenues earned                                             (1,221,156)               (213,624)
                                                                                     ------------------     -------------------
                  Net cash provided by operating activities                                   1,678,071               3,880,079
                                                                                     ------------------     -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                      (5,045,885)             (4,111,801)
    Proceeds from sale of property and equipment                                                  6,500                       -
    Purchases of securities available-for-sale                                              (11,336,996)            (12,604,997)
    Proceeds from the maturities of securities available-for-sale                            16,223,708               9,947,000
                                                                                     ------------------     -------------------
                  Net cash used in investing activities                                        (152,673)             (6,769,798)
                                                                                     ------------------     -------------------

Cash flows from financing activities:
    Borrowings under line of credit                                                           2,156,000               1,940,000
    Payments on notes payable                                                                   (18,623)                (22,829)
    Acquisition, net of cash acquired                                                                 -              (2,636,936)
    Proceeds from exercise of stock options                                                     100,076                       -
    Payment of purchase price payable                                                                 -                       -
    Purchase of  treasury stock                                                                       -                (162,000)
                                                                                     ------------------     -------------------
                  Net cash provided (used) in financing activities                            2,237,453                (881,765)
                                                                                     ------------------     -------------------

                  Net increase (decrease) in cash and cash equivalents                        3,762,851              (3,771,484)

Cash and cash equivalents at beginning of period                                              1,149,587               4,887,712
                                                                                     ------------------     -------------------

Cash and cash equivalents at end of period                                          $         4,912,438    $          1,116,228
                                                                                     ==================     ===================

Supplemental disclosure of cash paid for:
    Interest, including capitalized interest of $300,392 in 2000                    $           303,383     $             6,317
                                                                                     ==================     ===================

    Taxes                                                                           $           517,138     $           (10,019)
                                                                                     ==================     ===================

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

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the nine-month periods ended September 30, 2000 and 1999, respectively.

2.   PROPERTY AND EQUIPMENT AND LONG-TERM DEBT

Since December 31, 1999, the Company has capitalized costs of $4.1 million related to the acquisition and renovation of a building for a new corporate headquarters. The building was placed in service subsequent to September 30, 2000 and will be depreciated under the straight line method over 40 years.

On November 10, 2000, the Company refinanced $5.4 million of its construction line of credit to a long-term note payable. The new long-term debt is secured by a first mortgage on the Company's new corporate headquarters and bears interest at 8.25%. At September 30, 2000, the refinanced portion of the line of credit has been reclassified as long-term debt.

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

                                                                        Percentage of Total Revenues
                                                    ---------------------------------------------------------------------------
                                                            Three months ended                      Nine months Ended
                                                              September 30,                           September 30,
                                                    -----------------------------------    ------------------------------------
                                                          2000              1999                 2000              1999
                                                    -----------------------------------    ------------------------------------

Revenues:                                                 100.0%            100.0%                100.0%            100.0%
                                                    ===================================    ====================================
Operating expenses:
    Direct expenses                                        54.0              62.0                  54.9              66.7
    Selling, general and administrative                    19.0              19.0                  21.9              22.2
    Depreciation and amortization                           6.8               3.6                   6.7               4.1
                                                    -----------------------------------    ------------------------------------
                  Total operating expenses:                79.8              84.6                  83.5              93.0
                                                    -----------------------------------    ------------------------------------

Operating income                                           20.2%             15.4%                 16.5%              7.0%
                                                    ===================================    ====================================


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Total revenues. Total revenues decreased 10.4% in the three month period ended September 30, 2000 to $5.0 million from $5.6 million in the three month period ended September 30, 1999. The decrease was primarily due to the large backlog of work completed in the third and fourth quarters of 1999, which was created by the failure of the software conversion in the first two quarters of 1999.

Direct expenses. Direct expenses decreased 21.9% to $2.7 million in the three-month period ended September 30, 2000 from $3.5 million in the same period during 1999. The decrease in direct expenses in the 2000 period was primarily due to the investment in technology which resulted in decreases in labor and payroll expenses of $509,000 and software conversion expenses of $251,000, as well as a decrease in fieldwork and fees of $29,000 due to the timing of work in 1999. This decrease was partially offset by an increase in printing and postage of $5,000. Direct expenses decreased as a percentage of total revenues to 54.0% in the three month period ended September 30, 2000 from 62.0% during the same period of 1999. Direct expenses as a percentage of total revenues for the balance of 2000 are expected to rise some but remain at levels lower than 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.2% to $953,000 for the three-month period ended September 30, 2000 from $1.1 million for the same period in 1999. This decrease was primarily due to decreases in rent and repair expenses of $48,000, travel and meal expenses of $26,000, legal and accounting expenses of $17,000 and contract services of $46,000. This decrease was partially offset by an increase in marketing expense of $47,000. Selling, general, and administrative expenses remained the same as a percentage of total revenues at 19.0% for the three month period ended September 30, 2000 and the same period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased 69.2% to $343,000 in the three-month period ended September 30, 2000 from $203,000 in the same period of 1999. The increase is primarily due to the additional amortization of software and computer equipment. Depreciation and amortization expenses as a percentage of total revenues increased to 6.8% in the three-month period ended September 30, 2000, from 3.6% in the same period of 1999.

Provision for income taxes. The provision for income taxes totaled $356,000 (30.0% effective tax rate) for the three-month period ended September 30, 2000 as compared to $334,000 tax provision (34.8% effective tax rate) for the same period in 1999. The increase in expense is due to the higher profit for the 2000 period. The effective tax rate was lower in 2000 due to certain federal income tax credits.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Total revenues. Total revenues increased 4.0% in the nine month period ended September 30, 2000 to $14.1 million from $13.6 million in the nine month period ended September 30, 1999. The increase was primarily due to the addition of new clients and to a lesser extent, an increase in scope of work from existing clients.

Direct expenses. Direct expenses decreased 14.5% to $7.7 million in the nine month period ended September 30, 2000 from $9.1 million in the same period during 1999. The decrease was primarily due to the investment in technology which resulted in decreases in labor and payroll expenses of $712,000, printing and postage expenses of $163,000, software conversion expenses of $356,000, fieldwork and fees of $85,000 and telephone expenses of $14,000. Direct expenses decreased as a percentage of total revenues to 54.9% in the nine month period ended September 30, 2000 from 66.7% during the same period of 1999. Direct expenses as a percentage of total revenues for the balance of 2000 are expected to rise some but remain at levels lower than in 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.7% to $3.1 million for the nine month period ended September 30, 2000 from $3.0 million for the same period in 1999. This increase was primarily due to an increase in salaries and benefits expense of $234,000, legal and accounting expenses of $22,000, computer support, license and equipment expenses of $24,000, marketing expenses of $17,000 and recruitment and relocation expenses of $22,000. These increases were partially offset by decreases in rent and repairs of $140,000 and contract services of $112,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 21.9% for the nine month period ended September 30, 2000 from 22.2% for the same period in 1999 due to the increase in revenue without a related increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 73.1% to $953,000 in the nine month period ended September 30, 2000 from $551,000 in the same period of 1999. Depreciation and amortization expenses as a percentage of total revenues increased to 6.7% in the nine month period ended September 30, 2000, from 4.1% in the same period of 1999. The increase is primarily due to the additional amortization of software and computer equipment.

Provision for income taxes. The provision for income taxes totaled $852,000 (30.1% effective tax rate) for the nine month period ended September 30, 2000 as compared to $487,000 tax provision (36.4% effective tax rate) for the same period in 1999. The increase in expense is due to the higher profit for the 2000 period. The effective tax rate was lower in 2000 due to certain federal income tax credits.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, with the exception of the renovation of the new office building.

As of September 30, 2000, the Company had cash and cash equivalents of $4.9 million and working capital of $7.8 million.

During the nine months ended September 30, 2000, the Company generated $1.7 million of net cash from operating activities as compared to $3.9 million of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the nine months ended September 30, 2000, net cash used in investing activities was $153,000 as compared to $6.8 million during the same period in the prior year. The 2000 decrease in cash used was primarily due to the net of proceeds from the maturities of securities available-for-sale over the purchase of securities available-for-sale of $4.9 million, which was offset by the purchase of property and equipment of $5.0 million (primarily related to the new office building). The Company plans to spend an additional $400,000 during the remainder of 2000 to renovate the new building. The Company moved to its new headquarters in October 2000. The Company has secured long-term financing on the building for $5.4 million. The 1999 net cash used in investing activities was primarily due to the purchase and renovation of a new building for $1.7 million, and investment of $1.2 in furniture, computer equipment, software and production equipment to meet the expansion of the Company's business and by the proceeds of maturities of securities available-for-sale of $2.6 million.

Net cash generated in financing activities was $2.2 million compared to the $882,000 of net cash used for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash provided by financing activities during 2000 was due to the receipt of construction financing and the 1999 payment of $2.6 million in purchase price payable related to the acquisition of Healthcare Research Systems.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 2000 and as of December 31, 1999, the Company had $2.1 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At September 30, 2000 and December 31, 1999, the Company had $1.3 million and $623,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of Ocotber 31, 2000, 53,700 shares under the new authorization had been repurchased.

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

On December 3, 1999, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 covers a broad range of topics, some of which include revenue recognition for "bill and hold" arrangements, accounting for refundable and nonrefundable up-front fees, accounting for multiple element arrangements, contingent rentals and gross and net reporting of revenues from internet sales. As amended by SAB 101A and SAB 101B, the effective date for calendar year-end companies is no later than the quarter beginning October 1, 2000. The adoption of SAB No. 101 will not have any effect on the Company's financial reporting.


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

         There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL RESEARCH CORPORATION
                                    -----------------------------


Date: November 10, 2000             By: /s/ Michael D. Hays
                                       -----------------------------------------
                                       Michael D. Hays
                                       President and Chief Executive Officer



Date: November 10, 2000             By: /s/ Patrick E. Beans
                                       -----------------------------------------
                                       Patrick E. Beans
                                       Vice President, Treasurer, Secretary and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 30, 2000


                           Exhibit
                           -------

(27)     Financial Data Schedule (EDGAR version only)