Form 10-K405
period 2000-12-31
NATIONAL RESEARCH CORP
filed 2001-03-29
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number: 0-29466

                          NATIONAL RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                 47-0634000
     ---------------------------------                   --------------
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

              1245 "Q" Street
             Lincoln, Nebraska                                68508
     ---------------------------------------               ---------
     (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 2001: $10,158,615.

Number of shares of the registrant's common stock outstanding at March 1, 2001:
7,039,998 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

Item 1.  Business
         --------

General

         National Research Corporation ("NRC" or the "Company") believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company believes it has achieved this leadership position based on its over 20 years of industry experience and its relationships with many of the industry's largest payers and providers. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically satisfaction and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain service quality information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, member retention and profitability.

         Since its founding 20 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service.

         One of the Company's growth strategies has been to expand its client base by adding new sales associates and by pursuing strategic opportunities to acquire other healthcare performance information providers. Since 1997, the Company followed this strategy by hiring new sales associates. In June 1998, the Company also acquired Healthcare Research Systems, Ltd. ("HRS"), an Ohio-based provider of survey-based performance measurement, analysis and tracking services to the healthcare industry.

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

         The Company's innovative solutions respond to managed care's redefined relationships among consumers, employers, payers and providers. While many vendors exclusively use static, mass produced questionnaires, NRC also utilizes its dynamic data collection process to create a personalized questionnaire that evaluates service issues specific to each respondent's specific healthcare experience. The flexibility of the Company's data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, long-term care, hospice, dental, etc.).

         NRC offers renewable performance tracking services, custom research and a renewable syndicated service. The NRC Listening System (the "Listening System") is a renewable performance tracking tool for gathering and analyzing data from survey respondents. The Company has the capacity to measure performance beyond the enterprise-wide level and has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company's services can best guide the efforts of its clients to improve quality and enhance their market position. Additional offerings include functional disease-specific and health status measurement tools. The Company's custom research enables NRC's clients to conduct specific studies in order to identify areas of improvement and measure market issues and opportunities. The syndicated NRC Healthcare Market Guide (the "Market Guide"), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company's clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes. During 2000, the Company piloted the new syndicated NRC DoctorGuide, a stand-alone individual report card on primary care physicians. The DoctorGuide allows health plans and consumers to review service quality measures of individual physicians. Recognizing the increasing applications for self-reported healthcare assessments, NRC works with its clients to integrate satisfaction measurement into various areas of their businesses, including physician compensation. As the Company partners with its clients, it seeks to enhance relationships throughout the healthcare organization and thereby both broaden and deepen the scope of its projects.

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

         Unlike most of its competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company's library of questions after a client's needs are determined, as opposed to multiple questionnaires that often bombard the same respondents. As a result, the Company's renewable performance tracking programs and data collection process (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate oversurveying (where one respondent receives multiple surveys) and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

         Recognizing that performance programs must do more than just measure satisfaction, NRC has developed a one-page reporting format called the NRC Action Plan that provides a basis on which to make improvements. NRC Action Plans show healthcare organizations which service factors their customer groups value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. NRC has also developed on-line access to satisfaction performance results, which the Company believes provides NRC's clients the fastest and easiest way to access measurement results. IDEAS, NRC's exclusive web-based electronic delivery system, provides clients the ability to review results and reports on-line, independently analyze data, query data sets, customize some reports and distribute reports electronically.

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

         The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey, which is the largest of its kind, asks consumers via a pre-recruited third-party panel, members of which are sent Market Guide questionnaires to complete, to evaluate their health plans, health systems, physicians/caregivers and personal health status. Representing the views of one in every 570 households across every county in the continental United States, the Market Guide provides name specific performance data on 535 managed care plans and 2,800 hospitals nationwide and addresses more than 250 data items relevant to healthcare payers, providers and purchasers. Utilizing this proprietary database, the Company is able to produce reports which are customized to meet individual client's specific information needs. Similarly, the service's national name search feature allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. The service's trending capacity details how the performance of a healthcare organization changes over time. Other data collected in the Market Guide profile health plan market share, consumers' health plan decision making factors, physician/caregiver accessibility, hospital/healthcare system quality and chronic patient populations. The Company gives clients easy access to the customized version of the Market Guide they purchase via its CD-ROM-based desktop delivery system the Report Card System. This delivery system allows healthcare professionals to generate reports in numerous formats to support their decision making.

         The Company piloted its new renewable syndicated service, the NRC DoctorGuide, in 2000. The NRC DoctorGuide serves as a stand-alone report card on service quality of individual physicians. The first market was completed in the fall of 2000, with a second market expected to be completed by mid-2001. The report cards on the individual physicians can be sold to health plans, employees, physician management groups, with summary reports available to the general public via DoctorGuide.com.

Clients

         The Company's ten largest clients accounted for 41%, 43% and 40% of the Company's total revenues in 2000, 1999 and 1998, respectively. The United States Department of Defense, through a primary contractor, United Healthcare Corporation, accounted for 14.6% of total revenues in 2000.

Sales and Marketing

         The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC's sales efforts from Nebraska, California, Tennessee, Pennsylvania, and Virginia. The Company is also in the process of searching for an additional sales associate. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high, per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates. The average healthcare/market research industry experience of the Company's sales associates was 10 years at year-end.

         Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences;
(iii) fostering relationships with key industry constituencies; and (iv) an annual Quality Leaders award program recognizing top-ranking health systems in approximately 108 markets.

         The Company's integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals as well as direct sales force initiated prospect contact. The sales process typically spans a 120-day period encompassing the identification of a healthcare organization's information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations) and the closing of the sale. The Company's sales cycle varies depending on the particular service being marketed and the size of the potential project.

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

         The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated Market Guide and DoctorGuide, and comparative performance database, and its relationships with leading healthcare payers and providers position the Company to compete in this market.

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

Employees

         As of December 31, 2000, the Company employed a total of 80 persons on a full-time basis. In addition, as of such date, the Company had 98 part-time associates primarily in its survey operations, representing approximately 54 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

         The following table sets forth certain information, as of March 1, 2001, regarding the executive officers of the Company:

      Name             Age               Positions
      ----             ---               ---------

Michael D. Hays         46       President, Chief Executive Officer and Director

Jona S. Raasch          42       Vice President and Chief Operations Officer

Patrick E. Beans        43       Vice President, Treasurer, Chief Financial
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

Item 2.  Properties
         ----------

         The Company's headquarters is located in an owned 47,000 square foot office building in Lincoln, Nebraska. This facility houses all the capabilities necessary for NRC's survey programming, printing and distribution; telephone interviewing; data processing, analysis and report generation; marketing; and corporate administration.

Item 3.  Legal Proceedings
         -----------------

         The Company filed a $2.8 million counter suit to a lawsuit filed in May 2000 in the United States District Court for the District of Nebraska by Cap Gemini America, Inc., the software developer of the Company's QualPro technology (a proprietary system that automates the creation and processing of surveys). Cap Gemini is suing the Company for approximately $1.1 million due under a consulting agreement between the two firms. The Company has withheld a portion of the consulting fee because of Cap Gemini's failure to fulfill the terms of the consulting agreement, creating a costly delay in the roll-out of QualPro and necessitating considerable expense on the part of the Company to make the software perform as required. The Company believes it has a strong case and that the outcome of the lawsuit will have little or no impact on the operations or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2000 fiscal year.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters
         -------------------

         The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 1999 through December 31, 2000:

                                                           High      Low
                                                           ----      ---

         First quarter ended March 31, 1999............    5 1/2     3 1/2

         Second quarter ended June 30, 1999............    3 5/8     1 3/4

         Third quarter ended September 30, 1999........    3 3/8     2 1/8

         Fourth quarter ended December 31, 1999........    4 11/16   3 1/8

         First quarter ended March 31, 2000............    6 3/8     3 7/16

         Second quarter ended June 30, 2000............    8 1/8     4 1/2

         Third quarter ended September 30, 2000........    63/4      4 5/8

         Fourth quarter ended December 31, 2000........    51/2      3 3/8

         On March 1, 2001, there were approximately 18 shareholders of record and approximately 592 beneficial owners for the Common Stock.

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

Item 6.  Selected Financial Data
         -----------------------

         The selected statement of income data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included herein.

                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                           2000        1999        1998(1)        1997        1996
                                                         --------    --------     --------      --------    --------
                                                                    (In thousands, except per share data)
Statement of Income Data:
Revenues..........................................       $ 18,316    $ 18,184     $ 17,665      $ 16,284    $ 12,600
Operating expenses:
  Direct expenses.................................          9,120      11,133        9,422         7,178       5,685
  Selling, general and administrative.............          4,602       4,177        4,843         3,980       3,060
  Depreciation and amortization...................          1,269         817          426           159         173
  Acquired-in-process research and
    development cost..............................              -           -        2,737             -           -
  Cost of closing duplicate facilities and
    severance charges.............................              -         364          304             -           -
  Special compensation charge.....................              -           -            -         1,740           -
                                                         --------    --------     --------      --------    --------
          Total operating expenses................         14,991      16,491       17,732        13,057       8,918
                                                         --------    --------     --------      --------    --------
Operating income (loss)...........................          3,325       1,693          (67)        3,227       3,682
Other income and expenses, net....................            531         530          849           367         152
                                                         --------    --------     --------      --------    --------
Income before income taxes........................          3,856       2,223          782         3,594       3,834
Provision for income taxes........................          1,139         748          321           376           -
Pro forma income taxes(2).........................              -           -            -           804       1,534
                                                         --------    --------     --------      --------    --------
Pro forma net income(2)...........................       $  2,717    $  1,475     $    461      $  2,414    $  2,300
                                                         ========    ========     ========      ========    ========
Pro forma net income per share - basic and
    diluted(2)....................................       $   0.39    $   0.21     $   0.06      $   0.37    $  0.37
                                                         ========    ========     ========      ========    ========
Weighted average shares outstanding - basic(3)....          7,019       7,054        7,283         6,440       6,185
Weighted average shares outstanding - diluted(3)..          7,025       7,057        7,301         6,440       6,185

                                                                                December 31,
                                                       ---------------------------------------------------------------
                                                           2000        1999         1998          1997        1996
                                                         --------    --------     --------      --------    --------
                                                                               (In thousands)
Balance Sheet Data:
Working capital...................................       $  8,342    $  5,246     $  8,954      $ 17,681    $  2,018
Total assets......................................         31,637      29,256       26,279        22,563       6,153
Total debt, including current portion.............          5,430       3,619          105             -           -
Total shareholders' equity........................         21,382      18,566       17,435        18,121       2,079

---------------------------
(1)      On January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement
         of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal
         Use.

(2)      From August 1, 1994 through October 13, 1997, the Company was an S Corporation and, accordingly, was not subject to Federal and state income taxes for the year ended December 31, 1996 or from January 1, 1997 to
         October 13, 1997. Pro forma net income reflects a pro forma tax provision at a combined Federal and state rate of 40% for the periods the Company was an S Corporation as if it had been a C Corporation.

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

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

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

         The Company piloted its new renewable syndicated service, the NRC DoctorGuide, in 2000. The NRC DoctorGuide serves as a stand-alone report card on service quality of individual physicians. The first market was completed in the fall of 2000, with a second market expected to be completed by mid-2001. The report cards on the individual physicians can be sold to health plans, employees, physician management groups, with summary reports available to the general public via DoctorGuide.com.

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

                                                       Percentage of Total Revenues          Percentage Increase
                                                          Year Ended December 31,                (Decrease)
                                                       -----------------------------        -----------------------
                                                                                         2000 over      1999 over
                                                        2000        1999        1998         1999          1998
                                                       -----       -----       -----        -----         -----

Revenues                                               100.0%      100.0%      100.0%         0.7%          2.9%
Operating expenses:
  Direct expenses.............................          49.8        61.2        53.3        (18.1)         18.2
  Selling, general and administrative.........          25.1        23.0        27.4         10.2         (13.7)
  Depreciation and amortization...............           6.9         4.5         2.4         55.3          91.8
  Acquired-in-process research and
       development cost.......................             -           -        15.5            -        (100.0)
  Cost of closing duplicate facilities and
       severance charges......................             -         2.0         1.7       (100.0)         19.8
  Special compensation charge.................             -           -           -            -             -
                                                       -----       -----       -----
          Total operating expenses............          81.8        90.7       100.3         (9.1)         (7.0)
                                                       -----       -----       -----
Operating income (loss).......................          18.2%        9.3%       (0.3)%        N/A           N/A
                                                       =====       =====       =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues. Total revenues increased 0.7% in 2000 to $18.3 million from $18.2 million in 1999 primarily due to the addition of new clients.

         Direct expenses. Direct expenses decreased 18.1% to $9.1 million in 2000 from $11.1 million in 1999. The decrease in direct expenses in 2000 was due primarily to a decrease in labor and payroll expenses of $853,000, software conversion costs of $356,000, printing and postage expenses of $216,000, contract service expenses of $216,000, fieldwork expenses of $112,000, and, to a lesser extent, decreases in travel expenses of $54,000, product development expenses of $48,000, and telephone costs of $47,000. Direct expenses decreased as a percentage of total revenues to 49.8% in 2000 from 61.2% during 1999 primarily due to the use of the new software for creating and processing surveys. Direct expenses as a percentage of total revenues are expected to remain at similar levels as 2000 in 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.2% to $4.6 million in 2000 from $4.2 million in 1999. This increase was primarily due to an increase in salary and benefit expenses of $306,000, product development expenses of $231,000, marketing costs of $105,000, legal and accounting expenses of $68,000, bad debt expenses of $44,000, and human resources recruitment expenses of $20,000. These increases were partially offset by decreases in rent, utilities and repair costs of $218,000 and contract service expenses of $131,000. Selling, general and administrative expenses increased as a percentage of total revenues to 25.1% in 2000 from 23.0% in 1999 mainly due to product development charges. Selling, general and administrative expenses as a percentage of total revenues are expected to decrease slightly 2001.

         Depreciation and amortization. Depreciation and amortization expenses increased 55.3% to $1.3 million in 2000 from $817,000 in 1999. The increase is primarily due to the internal development of software and the completion of the new facilities. Depreciation and amortization expenses increased as a percentage of total revenues to 6.9% in 2000 from 4.5% in 1999. Depreciation and amortization expenses as a percent of total revenues are expected to decrease slightly in 2001.

         Provision for income taxes. The provision for income taxes totaled $1.1 million (29.5% effective tax rate) for 2000 compared to $748,000 (33.6% effective tax rate) for 1999. The effective tax rate was lower in 2000 due to certain federal income tax credits. The effective tax rate for 2001 is expected to increase to 34% due to the lack of federal tax credits.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenues. Total revenues increased 2.9% in 1999 to $18.2 million from $17.7 million in 1998 primarily due to the addition of new clients.

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

         As of December 31, 2000, the Company had cash and cash equivalents of $3.2 million and working capital of $8.3 million.

         During 2000, the Company generated $2.0 million of net cash from operating activities as compared to $3.5 million of net cash generated during 1999. The decrease in cash flow was due, in part, to a decrease in billings in excess of revenues earned and an increase in unbilled revenues, both of which were partially offset by a decrease in trade accounts receivables. These changes were mainly due to the timing of the billing of certain customers in 2000, which timing the Company expects will reverse, in part, in 2001. The decrease in cash flows was also due to a decrease in accounts payable and accrued expenses, wages and profit sharing, largely due to timing.

         Net cash used in investing activities was $1.9 million for 2000 and $7.8 million for 1999. The 2000 decrease in cash used was primarily due to the decrease in investments available-for-sale of $6.9 million, which was partially offset by an increase of $1.3 million for investment in the renovation of the Company's new building and the purchase of furniture, computer equipment and software. The 1999 use of cash was primarily a result of the purchase and renovation of an office building for $3.6 million and the purchase of securities available for sale for $2.9 million. These uses of cash were partially offset by a decrease in cash used for investment in furniture, computer equipment and software of $600,000. The Company's investments available-for-sale consist principally of United States government securities with maturities of two years or less.

         Net cash provided by financing activities was $1.9 million for 2000, compared to $533,000 in 1999. The 2000 cash provided was primarily from the $1.8 million construction financing for the renovation of the Company's new office building and the $125,000 proceeds from issuance of common stock through the exercise of stock options. The 1999 cash provided was primarily from the $3.5 million construction financing for the renovation of the Company's new office building and was partially offset by the Company's payment of the $2,637,000 purchase price for such office building and the Company's repurchase of 85,700 shares of stock during 1999 at a cost of $343,000.

         The Company has budgeted approximately $700,000 for expenditures in 2001 to be funded through cash generated from operations. The Company expects that capital expenditures during 2001 will be primarily for telecommunications equipment, computer hardware and software, production equipment and furniture.

         The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of December 31, 2000 and 1999, the Company had $1.8 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At December 31, 2000 and 1999, the Company had $1.2 million and $600,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

Stock Repurchase Program

         In October 1998, the Company announced plans to repurchase up to 245,000 shares of Common Stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of December 31, 2000, 56,700 shares have been repurchased under the new authorization.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         The impact of financial market risk exposure to the Company is not significant. The Company's primary financial market risk exposure consists of interest rate risk related to interest income from the Company's investments in United States government securities with maturities of two years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company's financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 2000 and 1999, then the Company's interest income would have decreased, and pre-tax income would have decreased approximately $50,000 and $60,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company's interest income.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Quarterly Financial Data (Unaudited)

         Selected unaudited quarterly financial information for the fiscal years ended December 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                                                                  Quarter
                                                                                   Ended
                                         ----------------------------------------------------------------------------------------
                                          Dec. 31,   Sept. 30,  June 30,    Mar. 31,   Dec. 31,   Sept. 30,  June 30,   Mar. 31,
                                            2000       2000       2000       2000        1999       1999       1999       1999
                                            ----       ----       ----       ----        ----       ----       ----       ----
Revenues..............................     $4,206     $5,017     $4,638     $4,455      $4,618     $5,598     $4,305     $3,663
Direct expenses.......................      1,822      2,449      2,331      2,518       2,082      3,469      3,005      2,577
Selling, general and administrative...      1,068      1,212      1,222      1,100       1,165      1,061      1,046        905
Depreciation and amortization.........        316        342        347        264         266        203        179        169
Cost of closing of duplicate
 facilities and severance charges(1)..         --         --         --         --         364         --         --         --
                                           ------     ------     ------     ------      ------     ------     ------     ------
Operating income (loss)...............      1,000      1,014        738        573         741        865         75         12
Other income and expenses, net........         29        173        178        151         146         95        133        156
Provision for income taxes............        287        356        266        230         262        334         85         67
                                              ---        ---        ---        ---         ---        ---         --         --
Net income............................     $  742     $  831     $  650     $  494      $  625     $  626     $  123     $  101
                                           ======     ======     ======     ======      ======     ======     ======     ======
Net income per share - basic
   and diluted........................     $ 0.11     $ 0.12     $ 0.09     $ 0.07      $ 0.09     $ 0.09     $ 0.02     $ 0.01
Weighted average shares outstanding-
   basic..............................      7,032      7,025      7,013      7,006       7,036      7,050      7,056      7,077
Weighted average shares outstanding-
   diluted............................      7,038      7,069      7,062      7,037       7,039      7,051      7,057      7,085

-----------------------
(1)      In the quarter ended December 31, 1999, the Company recorded severance costs, impairment losses on intangible assets and property and equipment and other charges of approximately $364,000. The aggregate affect of these charges on net income and earnings per share in such quarter was $235,000 or $0.03 per share. See Note 12 to the Company's Financial
         Statements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
National Research Corporation:

We have audited the accompanying balance sheets of National Research Corporation as of December 31, 2000 and 1999 and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                           KPMG LLP
Lincoln, Nebraska
February 9, 2001

                                           NATIONAL RESEARCH CORPORATION

                                                   Balance Sheets

                                             December 31, 2000 and 1999
                                     Assets                                              2000               1999
                                     ------                                              ----               ----
Current assets:
  Cash and cash equivalents.....................................................      $ 3,218,805        $  1,149,587
  Investments in marketable debt securities.....................................        6,577,112          10,876,608
  Trade accounts receivable, less allowance for doubtful
    accounts of $77,276 and $63,098 in 2000 and 1999, respectively..............        1,713,621           2,918,124
  Unbilled revenues.............................................................        1,247,296             622,610
  Prepaid expenses and other....................................................          213,075              53,727
  Income taxes recoverable......................................................           62,833                  --
  Deferred income taxes.........................................................          217,205             215,018
                                                                                      -----------        ------------
         Total current assets...................................................       13,249,947          15,835,674

Net property and equipment......................................................       13,218,340           7,525,943

Deferred income taxes...........................................................           85,600             438,136
Goodwill and other intangible assets, net of accumulated amortization...........        5,057,761           5,440,252
Other...........................................................................           25,825              15,592
                                                                                      -----------        ------------

         Total assets...........................................................      $31,637,473        $ 29,255,597
                                                                                      ===========        ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
  Construction financing line of credit.........................................      $       ---        $  3,544,000
  Current portion of notes payable..............................................          134,518              54,332
  Accounts payable..............................................................        1,771,498           1,680,385
  Accrued wages, bonus and profit sharing.......................................          513,254             669,900
  Accrued expenses..............................................................          679,869           1,132,934
  Income taxes payable..........................................................              ---             234,533
  Billings in excess of revenues earned.........................................        1,809,090           3,273,577
                                                                                      -----------        ------------
         Total current liabilities..............................................        4,908,229          10,589,661

Notes payable, net of current portion...........................................        5,295,814              20,324
Bonuses, profit sharing accruals and other accrued expenses.....................           50,999              79,245
                                                                                      -----------        ------------
         Total liabilities......................................................       10,255,042          10,689,230
                                                                                      -----------        ------------

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares,
    no shares issued and outstanding............................................              ---                 ---
  Common stock, $.001 par value; authorized 20,000,000 shares,
    issued 7,332,413 in 2000 and 7,305,000 in 1999, outstanding 7,030,713 in                7,332               7,305
    2000 and 7,006,300 in 1999..................................................
  Additional paid-in capital....................................................       16,964,720          16,839,839
  Retained earnings.............................................................        5,927,019           3,210,292
  Accumulated other comprehensive income........................................          (13,571)                ---
  Treasury stock, at cost; 301,700 shares in 2000 and 298,700 shares
    in 1999.....................................................................       (1,503,069)         (1,491,069)
                                                                                      -----------        ------------
         Total shareholders' equity.............................................       21,382,431          18,566,367
                                                                                      -----------        ------------


         Total liabilities and shareholders' equity.............................      $31,637,473        $ 29,255,597
                                                                                      ===========        ============
See accompanying notes to financial statements.

                                           NATIONAL RESEARCH CORPORATION

                                                Statements of Income

                                        Three years ended December 31, 2000
                                                                   2000              1999              1998
                                                                   ----              ----              ----
Revenues.............................................          $ 18,316,116      $ 18,184,007      $ 17,664,682

Operating expenses:
  Direct expenses....................................             9,119,750        11,133,090         9,422,342
  Selling, general and administrative................             4,602,223         4,177,185         4,842,584
  Depreciation and amortization......................             1,269,535           816,740           425,876
  Acquired-in-process research and development cost..                   ---               ---         2,737,542
  Cost of closing duplicate facilities and severance
     charges.........................................                   ---           363,965           303,740
                                                               ------------      ------------      ------------
         Total operating expenses....................            14,991,508        16,490,980        17,732,084
                                                               ------------      ------------      ------------

         Operating income (loss).....................             3,324,608         1,693,027           (67,402)
                                                               ------------      ------------      ------------

Other income (expense):
  Interest income....................................               661,675           573,460           852,173
  Interest expense...................................               (91,709)           (7,706)           (7,360)
  Other, net.........................................               (38,423)          (35,778)            4,380
                                                               ------------      ------------      ------------

         Total other income..........................               531,543           529,976           849,193
                                                               ------------      ------------      ------------

         Income before income taxes..................             3,856,151         2,223,003           781,791

  Provision for income taxes.........................             1,139,424           747,691           320,508
                                                               ------------      ------------      ------------

         Net income..................................          $  2,716,727      $  1,475,312      $    461,283
                                                               ============      ============      ============


Net income per share - basic and diluted.............          $       0.39      $       0.21      $       0.06
                                                               ============      ============      ============


See accompanying notes to financial statements.

                                                   NATIONAL RESEARCH CORPORATION

                                    Statements of Shareholders' Equity and Comprehensive Income

                                                Three years ended December 31, 2000
                                                                                          Accumulated
                                                              Additional                     Other
                                      Preferred   Common       Paid-in       Retained     Comprehensive    Treasury
                                        Stock      Stock       Capital       Earnings     Income (Loss)      Stock         Total
                                        -----      -----       -------       --------     -------------      -----         -----

Balances at December 31, 1997......   $   ---     $7,305     $16,839,839    $ 1,273,697   $       ---    $       ---    $18,120,841

Comprehensive income...............
   Net income/total comprehensive
    income.........................       ---        ---             ---        461,283           ---            ---        461,283
                                       ------     ------      ----------     ----------    ----------     ----------     ----------
Purchase of 213,000 shares
   of treasury stock...............       ---        ---             ---            ---           ---     (1,147,594)    (1,147,594)
                                       ------     ------      ----------     ----------    ----------     ----------     ----------

Balances at December 31, 1998......       ---      7,305      16,839,839      1,734,980           ---     (1,147,594)    17,434,530

Comprehensive income...............
   Net income/total comprehensive
    income.........................       ---        ---             ---      1,475,312           ---            ---      1,475,312
                                       ------     ------      ----------     ----------    ----------     ----------     ----------
Purchase of 85,700 shares
   of treasury stock...............       ---        ---             ---            ---           ---       (343,475)      (343,475)
                                       ------     ------      ----------     ----------    ----------     ----------     ----------

Balances at December 31, 1999......       ---      7,305      16,839,839      3,210,292           ---     (1,491,069)    18,566,370

Issuance of 27,413 common shares from
   the exercise of stock options...       ---         27         113,053            ---           ---            ---        113,080

Tax benefit from the exercise of          ---        ---          11,828            ---           ---            ---         11,828
options............................
Comprehensive income...............
   Other comprehensive loss, net of       ---        ---             ---            ---       (13,571)           ---        (13,571)
    income taxes of $5,816.........
   Net income......................       ---        ---             ---      2,716,727           ---            ---      2,716,727
                                       ------     ------      ----------     ----------    ----------     ----------     ----------

Total comprehensive income.........       ---        ---             ---      2,716,727       (13,571)           ---      2,703,156
                                       ------     ------      ----------     ----------    ----------     ----------     ----------
Purchase of 3,000 shares
   of treasury stock...............       ---        ---             ---            ---           ---        (12,000)       (12,000)
                                       ------     ------      ----------     ----------    ----------     ----------     ----------

Balances at December 31, 2000......   $   ---    $ 7,332     $16,964,720    $ 5,927,019   $   (13,571)   $(1,503,069)   $21,382,431
                                       ======     ======      ==========     ==========    ==========     ==========     ==========


See accompanying notes to financial statements.

                                           NATIONAL RESEARCH CORPORATION

                                              Statements of Cash Flows

                                        Three years ended December 31, 2000
                                                                     2000               1999               1998
                                                                     ----               ----               ----
Cash flows from operating activities:
  Net income............................................          $ 2,716,727        $ 1,475,312         $  461,283
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization.......................            1,269,535            816,740            425,876
    Impairment losses...................................                  ---            230,813                ---
    Acquired in-process research and development cost...                  ---                ---          2,737,542
    Deferred income taxes...............................              356,165            117,852             (3,600)
    Loss on sale of property and equipment..............               25,682             22,106             (2,489)
    Loss on sale of other investments...................                   43                788                ---
    Other non-cash charges..............................               32,581             25,920                ---
    Change in assets and liabilities:
     Trade accounts receivable..........................            1,204,504             22,232          1,278,132
     Unbilled revenues..................................             (624,686)           407,741           (260,819)
     Prepaid expenses and other.........................             (145,272)           122,300             27,665
     Accounts payable...................................             (464,158)           135,326           (698,495)
     Accrued expenses, wages and profit sharing.........             (585,956)          (101,491)          (368,537)
     Income taxes payable/recoverable...................             (297,366)           234,533            465,827
     Billings in excess of revenues earned..............           (1,464,487)            (9,885)           (93,646)
                                                                   ----------         ----------          ---------

          Net cash provided by operating activities.....            2,023,312          3,500,287          3,968,739
                                                                   ----------         ----------          ---------
Cash flows from investing activities:
  Purchases of property and equipment...................           (6,194,318)        (4,904,156)        (1,927,929)
  Acquisition, net of cash acquired.....................                  ---                ---         (5,899,588)
  Purchases of securities available-for-sale............          (13,218,641)       (13,330,053)       (11,611,973)
  Proceeds from the maturities of securities
     available-for-sale.................................           17,498,708         10,462,000         16,823,183
  Proceeds from sale of property and equipment..........               27,978              1,000             13,112
                                                                   ----------         ----------          ---------

          Net cash used in investing activities.........           (1,886,273)        (7,771,209)        (2,603,195)
                                                                   ----------         ----------         ----------
Cash flows from financing activities:
  Borrowings (payments) under line of credit............           (3,544,000)         3,544,000                ---
  Proceeds from issuance of debt........................            5,440,000                ---                ---
  Payments on notes payable.............................              (76,729)           (30,792)           (18,590)
  Payment of purchase price payable.....................                  ---         (2,636,936)               ---
  Proceeds from issuance of common stock................              124,908                ---                ---
  Purchase of treasury stock............................              (12,000)          (343,475)        (1,147,594)
                                                                   ----------         ----------         ----------
          Net cash provided by (used in) financing
            activities..................................            1,932,179            532,797         (1,166,184)
                                                                   ----------         ----------         ----------
          Net increase (decrease) in cash and
            cash equivalents............................            2,069,218         (3,738,125)           199,360

Cash and cash equivalents at beginning of period........            1,149,587          4,887,712          4,688,352
                                                                   ----------         ----------          ---------

Cash and cash equivalents at end of period..............          $ 3,218,805        $ 1,149,587         $4,887,712
                                                                   ==========         ==========          =========
Supplementary information:
  Cash paid for:
  Interest, including capitalized interest of $325,963
     and $54,617 in 2000 and 1999, respectively.........          $   417,567        $    62,685         $    7,360
                                                                   ==========         ==========          =========
  Income taxes..........................................          $ 1,068,798        $   397,540         $  928,246
                                                                   ==========         ==========          =========

Noncash investing and financing activities:
   In 1998, the Company assumed liabilities of $0.6 million and incurred purchase price payable of $2.7 million in connection with the acquisition of a business.

   Accounts payable included $555,270 in 2000 and $863,216 in 1999 for purchases of property and equipment.

See accompanying notes to financial statements.

1.       Summary of Significant Accounting Policies
         ------------------------------------------

Description of Business and Basis of Presentation

         National Research Corporation (the "Company") is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company's ten largest clients accounted for 41%, 43% and 40% of the Company's total revenues in 2000, 1999 and 1998, respectively. One client accounted for 14.6%, 15.7%, and 14.6% of total revenues in 2000, 1999 and 1998, respectively. A second client accounted for 12.9% and 10.2% of total revenues in 1999 and 1998, respectively. The Company operates in a single industry segment.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         The Company recognizes revenues from its Performance Tracking Services and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and customers are obligated to pay as services are performed. The recognized revenue is the percent of estimated total revenues that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon most recent information. Losses expected to be incurred on jobs (if any) in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

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

         For costs of software developed for internal use, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $596,000, $1,491,000 and $1,494,000 of costs incurred for the development of internal use software for the years ended December 31, 2000, 1999 and 1998, respectively, with such costs classified as property and equipment. Prior to January 1, 1998, the Company's accounting policy was to expense as incurred all costs of software developed for internal use.

         The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses both straight-line and accelerated methods of depreciation and amortization over estimated useful lives of five to ten years for furniture and fixtures, three to five years for computer equipment, three to four years for capitalized software and forty years for the Company's new office building.

Goodwill and Other Intangible Assets

         Goodwill and other intangible assets, which represent the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over the expected periods to be benefited, ten to twenty years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the intangible asset balances over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Assets to be disposed of or abandoned are assessed for recoverability by determining whether the carrying value of the asset is less than estimated net realizable value.

Marketable Securities

         All marketable securities held by the Company at December 31, 2000 and 1999 were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses (if any), net of the related tax effect, on available-for-sale securities are reported as other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Earnings Per Share

         Net income per share has been calculated and presented for "basic" and "diluted" data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and common equivalent shares outstanding.

         The weighted average shares outstanding is calculated as follows:

                                                               2000               1999                1998
                                                               ----               ----                ----

Common stock...........................................      7,019,097          7,054,487           7,283,051
Dilutive effect of options.............................          5,918              2,987              18,315
                                                             ---------          ---------           ---------
Weighted average shares used for dilutive
   per share...........................................      7,025,015          7,057,474           7,301,366
                                                             =========          =========           =========

         There are no reconciling items between the Company's reported net income and net income used in the computation of basic and diluted income per share.

Comprehensive Income

         Other than unrealized holding gains on securities available-for-sale, the Company has no sources of other comprehensive income. Because the cost of the Company's available-for-sale securities approximated market value in 1999 and 1998, the Company reported no other comprehensive income for the two years ended December 31, 1999.

Reclassification

         Other income for the prior years has been reclassified to conform to the December 31, 2000 presentation.

2.       Acquisition
         -----------

         Effective June 1, 1998, the Company acquired the business of Healthcare Research Systems, Ltd. ("HRS") through an acquisition of assets. Consideration paid by the Company at closing included a cash payment of $5,100,000 plus an estimated payment of $350,000 for the net working capital acquired. The Company also incurred liabilities of $625,362 related to management's plans to exit certain activities of HRS and has paid $170,000 of direct acquisition costs. The acquisition agreement was subsequently amended to return to the Company the entire $350,000 estimated payment for the net working capital surplus paid at closing and to provide for the Company's assumption of additional pre-acquisition liabilities of HRS of $629,588. The amendment to the acquisition agreement was recorded in the third quarter of 1998 as an adjustment to the purchase price, increasing goodwill by $629,588. As the Company completed its original exit plans in 1999, management determined that the ultimate costs of certain exit activities were less than the liabilities accrued at the time of the acquisition. As a result, the Company reduced its goodwill and accrued liabilities by $153,390 for the excess of accrued liabilities over actual costs. During 2000, the Company negotiated a reduction in the incurred liabilities related to the management's plan to exit certain activities which reduced the Company's liabilities by $84,318. In October 1998, the amended acquisition agreement removed the contingencies associated with scheduled payments of additional purchase price in 1999 and the Company paid the scheduled payments of purchase price during 1999.

         The acquisition of HRS has been accounted for as a purchase, and accordingly, the operating results of HRS have been included in the Company's financial statements since the date of acquisition. The purchase price of approximately $8,900,000, as adjusted for accrued liabilities, has been allocated to the following assets based upon management's preliminary estimates of the fair values of identifiable assets of HRS at the date of acquisition. Assets, including in-process research and development, acquired are as follows:

                                                                    Estimated
                                                       Fair Value      Life
                                                       ----------   ---------
         Property and equipment...................     $  150,000   5-7 years
         Workforce in place.......................        272,882    10 years
         Customer lists...........................        359,048    15 years
         Goodwill.................................      5,417,771    20 years
                                                        ---------
                                                        6,199,701

         In-process research and development......      2,737,542    0 years
                                                        ---------

                                                       $8,937,243

         In 1998, the Company also terminated the employment of certain of its employees whose responsibilities were duplicative of those performed by employees acquired in the HRS acquisition. The terminations resulted in a severance charge of $303,740 in 1998. All severance payments related to this charge were paid prior to December 31, 1998.

3.       Investments in Marketable Debt Securities
         -----------------------------------------

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security at December 31, 2000, were as follows:

                                                                       Gross            Gross
                                                      Amortized      Unrealized       Unrealized
                                                        Cost       Holding Gains    Holding Losses      Fair Value
                                                        ----       -------------    --------------      ----------
  Debt securities:
    Obligations of U.S. government agencies....      $  6,595,541           ---       $  (19,387)      $  6,576,154
    Other......................................               958           ---              ---                958
                                                      -----------    ----------        ---------        -----------

         Total.................................      $  6,596,499   $       ---       $  (19,387)      $  6,577,112
                                                      ===========    ==========        =========        ===========

         There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2000, 1999 or 1998. The amortized cost of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               2000
                                                               ----
                                                       Fair          Amortized
                                                       Value            Cost
                                                       -----         ---------

         Due after three months through one year   $  5,532,370   $  5,544,542
         Due after one year through five years        1,043,784      1,050,999
                                                      ---------      ---------
                                                   $  6,576,154   $  6,595,541
                                                    ===========    ===========

4.       Property and Equipment
         ----------------------

         At December 31, 2000 and 1999 property and equipment consisted of the following:

                                                         2000          1999
                                                         ----          ----

         Furniture and equipment...................  $  1,415,522  $   416,214
         Computer equipment and software...........     5,407,782    4,319,118
         Building..................................     7,862,117    3,613,003
         Land......................................       425,000      425,000
                                                     ------------   ----------
                                                       15,110,421    8,773,335
         Less accumulated depreciation and
               amortization........................     1,892,081    1,247,392
                                                      -----------   ----------
                  Net property and equipment.......  $ 13,218,340  $ 7,525,943
                                                     ============   ==========

         During 2000 the Company moved to its new headquarters and sold or otherwise disposed of certain old furniture and equipment used at the old headquarters, which had accumulated depreciation of approximately $350,000.

5.       Goodwill and Other Intangible Assets
         ------------------------------------

         Goodwill and other intangible assets consist of the following at December 31, 2000 and 1999:

                                                  2000             1999
                                                  ----             ----

         Customer lists.....................   $    359,048     $    359,048
         Goodwill...........................      5,417,771        5,502,089
                                                -----------      -----------
                                                  5,776,819        5,861,137

         Accumulated amortization...........       (719,058)        (420,885)
                                                -----------      -----------
                                               $  5,057,761     $  5,440,252
                                                ===========      ===========

6.       Income Taxes
         ------------

         Income tax expense (benefit) consisted of the following components:

                                    Current         Deferred          Total
                                    -------         --------          -----
         2000:
             Federal............. $ 608,400       $  310,500     $   918,900
             State...............   174,859           45,665         220,524
                                    -------           ------         -------
                  Total.......... $ 783,259       $  356,165     $ 1,139,424
                                    =======          =======       =========
         1999:
             Federal............. $ 523,658       $  102,767     $   626,425
             State...............   106,181           15,085         121,266
                                    -------           ------         -------
                  Total.......... $ 629,839       $  117,852     $   747,691
                                    =======          =======         =======
         1998:
             Federal............. $ 713,514       $ (442,014)    $   271,500
             State...............    95,000          (45,992)         49,008
                                     ------          -------          ------
                  Total.......... $ 808,514       $ (488,006)    $   320,508
                                    =======         ========         =======

         The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

                                                  2000        1999       1998
                                                  ----        ----       ----

         Expected federal income taxes......   $ 1,311,100  $ 755,800  $266,000
         State income taxes, net of
          federal benefit...................       153,600     80,100    32,900
         Tax credits and incentives.........      (386,100)   (66,000)      ---
         Other..............................        60,824    (22,209)   21,608
                                               -----------   --------   -------
                  Total.....................   $ 1,139,424  $ 747,691  $320,508
                                                 =========    =======   =======

         Deferred tax assets and liability at December 31, 2000 and 1999, were comprised of the following:

                                                     2000          1999
                                                     ----          ----
         Deferred tax assets:
         Allowance for doubtful accounts......... $  30,100     $  24,600
         Accrued expenses........................   157,800       164,400
         Bonus and profit sharing accruals.......    34,000        29,600
         In process research and development.....   461,000       434,554
         Investments available-for-sale..........     5,816           ---
                                                  ---------     ---------

              Gross deferred tax assets..........   688,716       653,154

         Deferred tax liability:
          Basis in property and equipment           385,911           ---
                                                  ---------     ---------
              Net deferred tax assets............ $ 302,805     $ 653,154
                                                  ===========   =========

         The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

7.       Notes Payable
         -------------

         Notes payable consist of the following:

                                                               2000      1999
                                                               ----      ----
         Note payable to US Bank, at 8.25%, payable in
         monthly installments of $46,690 including
         interest, with final payment of principal and
         interest due October 31, 2010, secured by land
         and building                                      $5,410,050  $    ---

         Note payable to Fifth Shore Partnership, at
         9.0%, payable in monthly installments of
         $1,808 including interest, with final payment
         of principal and interest paid October 1, 2000           ---    39,988

         Note payable to National Computer Systems, at
         8.50%, payable in monthly installments of
         $1,430 including interest, with final payment
         of principal and interest due March 1, 2002,
         secured by the assets of the Company                  20,282    34,668
                                                           ----------  --------

         Total notes payable                                5,430,332    74,656

         Less current portion                                 134,518    54,332
                                                           ----------  --------

         Notes payable, net of current portion             $5,295,814  $ 20,324
                                                           ==========  ========

         The aggregate maturities of notes payable for each of the five years subsequent to December 31, 2000 are: 2001 - $134,518; 2002 - $132,848; 2003 -
$139,639; 2004 - $151,605; and 2005 - $164,596.

8.       Stock Option Plans
         ------------------

         In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for the granting of options to purchase up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are five years. At December 31, 2000, the number of shares available for issuance pursuant to future grants under the Equity Incentive Plan was 380,895 shares.

         In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not an employee of the Company. On the date of each annual meeting of shareholders of the Company, each such director, if reelected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 2,000 shares of the Company's common stock were granted in each of 2000 and 1999. At December 31, 2000, the number of shares available for issuance pursuant to future grants under the Director Plan was 24,000.

         Options to purchase shares of common stock have been granted in 2000 and 1999 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants. Had compensation cost for the stock option grants been determined using the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           2000    1999   1998
                                                           ----    ----   ----
                                                         (in thousands, except
                                                           per share amounts)
 Pro forma:
     Net income, as reported........................     $2,717  $1,475   $461
     Net income, adjusted for the fair value method.      2,687   1,324    267

     Income per share, as reported (1)..............      $0.39   $0.21  $0.06
     Income per share, adjusted for the fair
          value method(1)...........................       0.39    0.19   0.04

(1) Amounts are the same for both basic and diluted income per share.

         The weighted average fair value of options granted in 2000, 1999 and 1998 was $4.99, $5.51 and $1.80, respectively. Pro forma net income reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts presented above because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2000, 1999 and 1998 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                           2000        1999           1998
                                                           ----        ----           ----

         Expected dividend yield at date of grant..           0          0              0
         Expected stock price volatility...........        45.0%      45.0%          45.0%
         Risk-free interest rate...................         6.0%       6.0%           6.0%
         Expected life of options (in years)........  3.75 to 5.00  3.75 to 5.00  3.75 to 5.00

         The following information relates to options to purchase common stock:

                                                Number of     Weighted Average
                                                 Shares        Exercise Price
                                                 ------        --------------

     Balance at December 31, 1997..........      167,130          $15.00
         Granted...........................      342,878            4.37
         Canceled..........................     (107,378)          13.58
                                                -------

     Balance at December 31, 1998..........      402,630            6.33
         Granted...........................      135,930            3.71
         Canceled..........................      (89,341)           5.51
                                                 ------

     Balance at December 31, 1999..........      449,219            5.70
         Granted...........................       38,218            4.99
         Exercised.........................      (27,413)           4.13
         Canceled..........................     (118,332)           5.26
                                                 -------

     Balance at December 31, 2000..........      341,692            5.90
                                                 =======

     Exercisable at December 31, 2000......      269,198            6.26
                                                 =======

         At December 31, 2000, the range of exercise prices for outstanding stock options was $2.188 to $15.00 and the weighted average remaining contractual life of outstanding stock options was 3.03 years, of which 260,524 shares are between $3.71 and $4.99.

9.       Leases
         ------

         The Company leased office space for a monthly base rental payment plus maintenance and utilities. Rental expense was $276,359, $401,105 and $385,735 during 2000, 1999 and 1998, respectively, and is included in selling, general and administrative expenses in the statements of income. During 2000 the Company moved out of the leased office space and into its own building. The Company also leases printing equipment and services. The future minimum lease payments under noncancelable operating leases are approximately $351,450 in 2001.

10.      Employee Benefits
         -----------------

         The Company sponsors a qualified defined contribution profit sharing plan covering substantially all employees with a minimum service of 1,000 hours and one year of service except for highly compensated employees covered by other nonqualified profit sharing plans. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2000, 1999 and 1998.

         The Company also sponsors nonqualified profit sharing bonus and incentive plans for employees and members of executive management of the Company. Certain bonuses under the executive management incentive plan are paid over a five-year period. Expense recorded under these plans was $273,793, $162,458 and $84,013 in 2000, 1999 and 1998, respectively.

11.      Restructuring Expenses and Impairment of Assets
         -----------------------------------------------

         During the quarter ended December 31, 1999, the Company recorded provisions related to restructuring expenses and impairments of long-lived assets. The Company's restructuring activities included the elimination of substantially all of the Company's Columbus, Ohio work force and the abandonment of duplicative facilities. The Company's restructuring plan commitments, which were fully completed in 2000, included the following:

         o Severance costs of $104,437 were accrued related to the termination of fourteen employees at the Company's Columbus, Ohio location. These employees represent substantially all of the Company's full-time work force in Columbus, Ohio. No severance benefits were paid in 1999 and, therefore, accrued expenses include liabilities of $104,437 for unpaid severance benefits at December 31, 1999. These severance benefits were paid in full during 2000.

         o Impairment losses of $230,813 were recorded in 1999 for the Company's intangible asset, workforce in place, which was acquired in connection with the Company's 1998 acquisition of HRS. The abandonment of this intangible asset occurred concurrent with management's plans to eliminate substantially all of its full-time Columbus, Ohio workforce.

         o Impairment losses of $17,428 were recognized in 1999 in connection with duplicative property and equipment abandoned with the Columbus, Ohio facilities.

         o Lease costs of $11,287 were accrued for contractual commitments on abandoned facilities in connection with management's exit plans.

After income taxes, these actions reduced 1999 net income by approximately $235,000, or $.03 per share.

         Management terminated its remaining call center work force in Columbus, Ohio during 2000. The cost of terminating this remaining workforce was not significant.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The information required by this Item with respect to directors and
Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 7 of this Annual Report on Form 10-K.

Item 11. Executive Compensation
         ----------------------

         The information required by this Item is included under the captions "Board of Directors-Director Compensation" and "Executive Compensation" in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information required by this Item is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         None.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

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

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                      NATIONAL RESEARCH CORPORATION


                                      By  /s/ Michael D. Hays
                                        -------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                   Date


/s/ Michael D. Hays            President, Chief Executive         March 29, 2001
------------------------       Officer and Director l
Michael D. Hays                (Principa Executive Officer)


/s/ Patrick E. Beans           Vice President, Treasurer,         March 29, 2001
------------------------       Secretary, Chief Financial
Patrick E. Beans               Officer and Director (Principal
                               Financial and Accounting Officer)


/s/ John N. Nunnelly           Director                           March 29, 2001
------------------------
John N. Nunnelly


/s/ Paul C. Schorr, III        Director                           March 29, 2001
------------------------
Paul C. Schorr, III

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                         Page in this Form 10-K
                                                         -----------------------

Independent Auditors' Report                                               16

Balance Sheets as of December 31, 2000 and 1999                            17

Statements of Income for each of the years in                              18
the three-year period ended December 31, 2000

Statements of Shareholders' Equity for each of                             19
the years in the three-year period ended
December 31, 2000

Statements of Cash Flows for each of the three years                       20
in the period ended December 31, 2000

Notes to Financial Statements                                           21-30

Independent Auditors' Report on Financial Statement Schedule               34


Financial Statement Schedule:                                              35
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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
National Research Corporation:

Under date of February 9, 2001, we reported on the balance sheets of National Research Corporation as of December 31, 2000 and 1999, and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      KPMG LLP

Lincoln, Nebraska
February 9, 2001


                                         NATIONAL RESEARCH CORPORATION

                               Schedule II -- Valuation and Qualifying Accounts


                                                      Balance at                      Write-offs,       Balance
                                                       Beginning       Bad Debt         Net of           at End
                                                        of Year        Expense        Recoveries        of Year
                                                      ----------       --------       ----------        --------
Allowance for doubtful accounts:
  Year Ended December 31, 1998.................        $  62,808        40,000            40,917         61,891

  Year Ended December 31, 1999.................        $  61,891        45,000            43,793         63,098

  Year Ended December 31, 2000.................        $  63,098        89,000            74,822         77,276


See accompanying independent auditors' report.

                                  EXHIBIT INDEX


Exhibit
Number                             Exhibit Description
-------                            -------------------

(3.1) Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(3.2) By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.2)* National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.3)+ Subcontract, dated as of May 9, 1997, as amended, between National Research Corporation and United HealthCare Corporation [Incorporated by reference to Exhibit (10.7) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(23)           Consent of KPMG LLP

(99)           Proxy Statement for the 2001 Annual Meeting of Shareholders

               [Except to the extent specifically incorporated by reference, the Proxy Statement for the 2001 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]


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