Form 10-Q
period 2001-03-31
NATIONAL RESEARCH CORP
filed 2001-05-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

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

                     1245 "Q" Street, Lincoln Nebraska 68508
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $.001 par value, outstanding as of April 30, 2001: 7,045,798 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 2001


                                                                           Page
                                                                            No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheets                                    3
                  Condensed Statements of Income                              4
                  Condensed Statements of Cash Flows                          5
                  Notes to Condensed Financial Statements                     6

          Item 2. Management's Discussion and Analysis of                   7-9
                  Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About              9
                  Market Risk

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                           10

          Signatures                                                         11

                         PART I - Financial Information
ITEM 1 Financial Statements
                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS
                             March 31, December 31,
                                                    2001               2000
                                                 -----------       -------------
                                                 (unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                      $ 2,672,591       $ 3,218,805
  Investments in marketable debt securities        7,717,524         6,577,112
  Trade accounts receivable, less allowance
   for doubtful Accounts of $82,276 and
   $77,276 in 2001 and 2000, respectively          1,721,649         1,713,621
  Unbilled revenues                                1,225,893         1,247,296
  Prepaid expenses and other                         344,477           213,075
  Income taxes recoverable                               ---            62,833
  Deferred income taxes                              216,170           217,205
                                                 -----------       -----------
      Total current assets                        13,898,304        13,249,947
                                                 -----------       -----------

Net property and equipment                        12,940,557        13,218,340
                                                 -----------       -----------

Deferred income taxes                                 49,807            85,600
Goodwill and other intangible assets, net
 of accumulated amortization                       4,983,598         5,057,761
Other                                                 23,692            25,825
                                                 -----------       -----------
             Total assets                        $31,895,958       $31,637,473
                                                 ===========       ===========

                      Liabilities and Shareholders' Equity
Current liabilities:
   Current portion - notes payable               $   134,518       $   134,518
   Accounts payable                                1,388,361         1,771,498
   Accrued wages, bonuses and profit sharing         566,957           513,254
   Accrued expenses                                  536,267           679,869
   Income taxes payable                               70,501                --
   Billings in excess of revenues earned           1,911,035         1,809,090
                                                 -----------       -----------
             Total current liabilities             4,607,639         4,908,229

Notes payable, net of current portion              5,263,243         5,295,814
Bonuses, profit sharing accruals and
 other accrued expenses                               50,999            50,999
                                                 -----------       -----------
             Total liabilities                     9,921,881        10,255,042
                                                 -----------       -----------
Shareholders' equity:
  Preferred stock, $.01 per value;
   authorized 2,000,000 shares, no shares
   issued and  outstanding                               ---               ---
  Common stock, $.001 par value; authorized
   20,000,000 shares, issued 7,347,498 in
   2001 and 7,332,413 in 2000, outstanding
   7,045,798 in 2001 and 7,030,713 in 2000             7,347             7,332
  Additional paid-in capital                      17,027,781        16,964,720
  Retained earnings                                6,430,152         5,927,019
  Accumulated other comprehensive income (loss)       11,866           (13,571)
  Treasury stock, at cost; 301,700 shares in
   2001 and 2000                                  (1,503,069)       (1,503,069)
                                                 -----------       -----------
             Total shareholders' equity           21,974,077        21,382,431
                                                 -----------       -----------
             Total liabilities and
              shareholders' equity               $31,895,958       $31,637,473
                                                 ===========       ===========
See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------

Revenues                                         $ 4,090,543       $ 4,454,823
                                                 -----------       -----------

Operating expenses:
  Direct expenses                                  1,989,461         2,517,838
  Selling, general and administrative                953,198         1,100,626
  Depreciation and amortization                      403,131           263,734
                                                 -----------       -----------

             Total operating expenses              3,345,790         3,882,198
                                                 -----------       -----------

             Operating income                        744,753           572,625

Other income (expense):
  Interest income                                    138,979           168,154
  Interest expense                                  (116,861)           (1,567)
  Other, net                                          (4,547)          (15,517)
                                                 -----------       -----------

             Total other income                       17,571           151,070
                                                 -----------       -----------

             Income before income taxes              762,324           723,695

Provision for income taxes                           259,191           229,933
                                                 -----------       -----------

                  Net income                     $   503,133       $   493,762
                                                 ===========       ===========

Net income per share--basic and diluted          $      0.07       $      0.07
                                                 ===========       ===========

Weighted average shares and share
 equivalents outstanding--basic                    7,039,269         7,006,317
                                                 ===========       ===========

Weighted average shares and share
 equivalents outstanding--diluted                  7,058,365         7,036,575
                                                 ===========       ===========


See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                          2001            2000
                                                          ----            ----
Cash flows from operating activities:

  Net income                                         $   503,133    $   493,762
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        403,131        263,734
    Deferred income taxes                                 24,900         33,533
    (Gain) loss on sale of property and equipment           (300)        23,417
    Loss on sale of other investments                         --             59
    Net changes in assets and liabilities:
      Trade accounts receivable                           (8,028)     1,043,714
      Unbilled revenues                                   21,403       (251,217)
      Prepaid expenses and other                        (124,060)      (284,545)
      Accounts payable                                   105,509         38,056
      Accrued expenses, wages, bonuses and
       profit sharing                                    (89,899)      (279,209)
      Income taxes payable                               133,334       (108,500)
      Billings in excess of revenues earned              101,945       (163,874)
                                                     -----------    -----------
        Net cash provided by operating activities      1,071,068        808,930
                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                   (545,040)    (1,215,876)
  Proceeds from sale of property and equipment               300          6,500
  Purchases of securities available-for-sale          (4,879,058)    (8,247,504)
  Proceeds from the maturities of securities
   available-for-sale                                  3,776,011      7,370,667
                                                     -----------    -----------
        Net cash used in investing activities         (1,647,787)    (2,086,213)
                                                     -----------    -----------

Cash flows from financing activities:
  Borrowings under line of credit                             --        460,000
  Payments on notes payable                              (32,571)        (8,148)
  Proceeds from exercise of stock options                 63,076          6,248
        Net cash provided by financing activities         30,505        458,100
                                                     -----------    -----------

        Net decrease in cash and cash equivalents       (546,214)      (819,183)

Cash and cash equivalents at beginning of period       3,218,805      1,149,587
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 2,672,591    $   330,404
                                                     ===========    ===========

Supplemental disclosure of cash paid for:
  Interest, including capitalized interest
   of $71,911 in 2000                                $   116,861    $    73,478
                                                     ===========    ===========

    Income taxes                                     $   100,958    $   304,900
                                                     ===========    ===========

Accounts payable included $68,636 in 2001 and $833,380 in 2000 for purchases of property and equipment.

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                     Notes to Condensed Financial Statements

1.   INTERIM FINANCIAL REPORTING

The condensed balance sheet of National Research Corporation (the "Company") at December 31, 2000 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission in March 2001.

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. However, other comprehensive income from marketable debt securities is not significant for the three-month periods ended March 31, 2001 and 2000, respectively.

3.   FINANCIAL INSTRUMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards did not impact the Company's financial statements.

4.   SUBSEQUENT EVENTS

On May 7, 2001 the Company purchased the healthcare survey business of The Picker Institute for $3.5 million in cash. The acquisition will be accounted for using the purchase method. The Company has not yet completed the allocation of the purchase price or determined the useful life of intangible assets.

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


                                                  Percentage of Total Revenues
                                                 ------------------------------
                                                       Three months ended
                                                            March 31,
                                                 ------------------------------
                                                        2001        2000
                                                 ------------------------------

Revenues:                                              100.0%      100.0%
                                                 ==============================


Operating expenses:
  Direct expenses                                       48.6       56.5
  Selling, general and administrative                   23.3       24.7
  Depreciation and amortization                          9.9        5.9
                                                 ------------------------------
          Total operating expenses:                     81.8       87.1
                                                 ------------------------------

Operating income                                        18.2%      12.9%
                                                 ==============================

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total revenues. Total revenues decreased 8.2% in the three-month period ended March 31, 2001 to $4,100,000 from $4,500,000 in the three month period ended March 31, 2000. The decrease was primarily due to higher than normal revenues in the first quarter 2000 because a backlog of orders from 1999.

Direct expenses. Direct expenses decreased 21% to $1,989,000 in the three-month period ended March 31, 2001 from $2,518,000 in the same period during 2000. The decrease in direct expenses in the 2001 period was due to decreases in labor and payroll expenses of $299,000, fieldwork and fees of $167,000 and telephone expense of $41,000; which were offset by an increase in printing and postage expenses of $49,000. Direct expenses decreased as a percentage of total revenues to 48.6% in the three month period ended March 31, 2001 from 56.5% during the same period of 2000 due to the use of the new software for creating and processing surveys. Direct expenses as a percentage of total revenues for the balance of 2001 are expected to remain at levels lower than 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 13.4% to $953,000 for the three-month period ended March 31, 2001 from $1,100,000 for the same period in 2000. This decrease was primarily due to a decrease in product development expense of $57,000, salaries and benefits expenses of $47,000, rent and utilities expenses of $46,000, and contract services expense of $42,000. These decreases were offset by an increase of $115,000 in legal and accounting expenses. Selling, general, and administrative expenses decreased as a percentage of total revenues to 23.3% for the three month period ended March 31, 2001 from 24.7% for the same period in 2000 due in part to moving all operations into the new facility in late 2000.

Depreciation and amortization. Depreciation and amortization expenses increased 52.9% to $403,000 in the three-month period ended March 31, 2001 from $264,000 in the same period of 2000. The increase is primarily due to the amortization of internally-developed software and the completion of the new building during 2000. Depreciation and amortization expenses as a percentage of total revenues increased to 9.9% in the three-month period ended March 31, 2001, from 5.9% in the same period of 2000. The depreciation as a percentage of revenue should remain at levels similar to the first quarter of 2001.

Provision for income taxes. The provision for income taxes totaled $259,000 (34.0% effective tax rate) for the three-month period ended March 31, 2001 as compared to $230,000 (31.7% effective tax rate) for the same period in 2000. The increase in expense is primarily because in 2000 the Company utilized certain federal income tax credits. The effective tax rate for 2001 is expected to remain at a level similar to its first quarter 2001 level.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of March 31, 2001, the Company had cash and cash equivalents of $2,673,000 and working capital of $9,290,000.

During the three months ended March 31, 2001, the Company generated $1,071,000 of net cash from operating activities as compared to $809,000 of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to the timing of collections of account receivables and the timing of costs incurred in advance of billings on certain projects and a lower beginning accrued expense.

For the three months ended March 31, 2001, net cash used in investing activities was $1,648,000 as compared to $2,086,000 during the same period in the prior year. The 2001 decrease in cash used was primarily due to the reduction of purchases of property and equipment by $671,000 primarily related to the new office building and was partially offset by an increase of the net of purchase of securities available-for-sale over the proceeds from the maturities of securities of $226,000.

Net cash provided by financing activities was $31,000 for the three months ended March 31, 2001, as compared to $458,000 for the three months ended March 31, 2000. The decrease in cash provided by financing activities during 2001 was due to advances under the construction line of credit of $460,000 taken by the company in 2000.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as unbilled revenue or billings in excess of revenues earned on the Company's financial statements and are recognized as income when earned. As of March 31, 2001 and as of December 31, 2000, the Company had $1,911,000 and $1,809,000 of billings in excess of revenues earned, respectively. In addition, when work is performed in advance of billing, the Company records this work as unbilled revenue. At March 31, 2001 and December 31, 2000, the Company had $1,226,000 and $1,247,000 of unbilled revenue, respectively. Substantially all billings in excess of revenues earned and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of May 12, 2001, 56,700 shares have been repurchased under the new authorization.


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2000.

PART II - Other Information

ITEM 6    Exhibits and Reports on Form 8-K

  a)      Exhibits

          There were no exhibits.

  b)      Reports on Form 8-K


There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL RESEARCH CORPORATION



Date: May 14, 2001                  By:  /s/ Michael D. Hays
                                       -----------------------------------------
                                       Michael D. Hays
                                       President and Chief Executive Officer



Date: May 14, 2001                  By:  /s/ Patrick E. Beans
                                       -----------------------------------------
                                       Patrick E. Beans
                                       Vice President, Treasurer, Secretary and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)