Form 10-Q
period 2001-06-30
NATIONAL RESEARCH CORP
filed 2001-08-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                         Commission File Number 0-29466
                                               ---------

                          National Research Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Wisconsin                               47-0634000
      -------------------------------               ------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

                     1245 "Q" Street, Lincoln Nebraska 68508
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $.001 par value, outstanding as of August 2, 2001:7,056,738 shares
--------------------------------------------------------------------------------

                         NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                       For the Quarter Ended June 30, 2001

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Condensed Balance Sheets                               3
                      Condensed Statements of Income                         4
                      Condensed Statements of Cash Flows                     5
                      Notes to Condensed Financial Statements                6

          Item 2.     Management's Discussion and Analysis of              8-11
                      Financial Condition and Results of Operations

          Item 3.     Quantitative and Qualitative Disclosures About         11
                      Market Risk

PART II.  OTHER INFORMATION

          Item 4.     Submission of Matters to a Vote of Security Holders    12

          Item 6.     Exhibits and Reports on Form 8-K                       12

          Signatures                                                         13

          Exhibit Index                                                      14

                                             PART I - Financial Information

ITEM 1   Financial Statements
                                              NATIONAL RESEARCH CORPORATION
                                                CONDENSED BALANCE SHEETS
                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                            -------------------    --------------------
                                                                               (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                               $         1,136,955    $          3,218,805
   Investments in marketable debt securities                                         6,026,946               6,577,112
   Trade accounts receivable, less allowance for doubtful
     accounts of $87,276  and $77,276 in 2001 and 2000, respectively                 1,998,456               1,713,621
   Unbilled revenues                                                                   900,691               1,247,296
   Prepaid expenses and other                                                          792,904                 213,075
   Income taxes recoverable                                                             56,140                  62,833
   Deferred income taxes                                                               223,703                 217,205
                                                                            -------------------    --------------------
             Total current assets                                                   11,135,795              13,249,947
                                                                            -------------------    --------------------

Net property and equipment                                                          13,016,162              13,218,340
                                                                            -------------------    --------------------

Deferred income taxes                                                                    6,894                  85,600
Goodwill and other intangibles, net of  accumulated amortization                     8,905,681               5,057,761
Other                                                                                   23,074                  25,825
                                                                            -------------------    --------------------
             Total assets                                                  $        33,087,606    $         31,637,473
                                                                            ===================    ====================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of  notes payable                                       $           130,892    $            134,518
   Accounts payable                                                                  1,478,629               1,771,498
   Accrued wages, bonuses and profit sharing                                           609,614                 513,254
   Accrued expenses                                                                    440,693                 679,869
   Billings in excess of revenues earned                                             3,144,538               1,809,090
                                                                            -------------------    --------------------
             Total current liabilities                                               5,804,366               4,908,229

Notes payable, net of current portion                                                5,234,859               5,295,814
Bonuses, profit sharing accruals and other accrued expenses                             11,670                  50,999
                                                                            -------------------    --------------------
             Total liabilities                                                      11,050,895              10,255,042
                                                                            -------------------    --------------------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                             -                       -
   Common stock, $.001 par value; authorized 20,000,000
      shares,  issued 7,353,675  in 2001 and 7,332,413 in 2000
       outstanding 7,051,975 in 2001 and 7,030,713 in 2000                               7,354                   7,332
   Additional paid-in capital                                                       17,053,644              16,964,720
   Retained earnings                                                                 6,473,391               5,927,019
   Accumulated other comprehensive income (loss), net of taxes                           5,391                 (13,571)
   Treasury stock, at cost; 301,700 shares in 2001 and 2000                         (1,503,069)             (1,503,069)
                                                                            -------------------    --------------------
             Total shareholders' equity                                             22,036,711              21,382,431
                                                                            -------------------    --------------------
             Total liabilities and shareholders' equity                    $        33,087,606    $         31,637,473
                                                                            ===================    ====================
See accompanying notes to condensed financial statements.

                                                NATIONAL RESEARCH CORPORATION
                                                CONDENSED STATEMENTS OF INCOME
                                                         (Unaudited)
                                                                Three months ended                     Six months ended
                                                                    June 30,                             June 30,
                                                        ----------------------------------    ----------------------------------
                                                             2001               2000               2001               2000
                                                        ---------------    ---------------    ---------------    ---------------

Revenues                                               $      3,367,555   $      4,638,336   $      7,458,098   $      9,093,159
                                                        ---------------    ---------------    ---------------    ---------------

Operating expenses:
    Direct expenses                                           1,696,527          2,330,845          3,685,988          4,848,683
    Selling, general and administrative                       1,128,641          1,222,251          2,081,828          2,322,877
    Depreciation and amortization                               464,816            346,834            867,947            610,568
                                                        ---------------    ---------------    ---------------    ---------------

                Total operating expenses                      3,289,984          3,899,930          6,635,763          7,782,128
                                                        ---------------    ---------------    ---------------    ---------------

                Operating income                                 77,571            738,406            822,335          1,311,031

Other income (expense):
    Net interest income (expense)                                (7,440)           185,427             14,667            352,014
    Other, net                                                   (4,620)            (7,321)            (9,166)           (22,838)
                                                        ---------------    ---------------    ---------------    ---------------

                Total other income (expense)                    (12,060)           178,106              5,501            329,176
                                                        ---------------    ---------------    ---------------    ---------------

                Income before income taxes                       65,511            916,512            827,836          1,640,207

Provision for income taxes                                       22,273            266,129            281,464            496,062
                                                        ---------------    ---------------    ---------------    ---------------

                Net income                                       43,238            650,383            546,372          1,144,145
                                                        ===============    ===============    ===============    ===============

Net income per share--basic and diluted                $            .01   $            .09   $            .08   $            .16
                                                        ===============    ===============    ===============    ===============

Weighted average shares and share equivalents
outstanding--basic                                            7,046,367          7,012,922          7,042,838          7,009,638
                                                        ===============    ===============    ===============    ===============

Weighted average shares and share equivalents
outstanding--diluted                                          7,057,007          7,061,860          7,053,478          7,058,576
                                                        ===============    ===============    ===============    ===============

See accompanying notes to condensed financial statements.

                                         NATIONAL RESEARCH CORPORATION
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                    Six months ended
                                                                                        June 30,
                                                                              ------------------------------
                                                                                  2001            2000
                                                                              --------------  --------------
Cash flows from operating activities:
    Net income                                                               $      546,372  $    1,144,145
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               867,947         610,568
        Deferred income taxes                                                        63,615           7,873
        Loss (gain) on sale of property and equipment                                  (300)         23,417
        Loss on sale of other investments                                               ---              43
        Changes in assets and liabilities:
           Trade accounts receivable                                               (284,835)        617,671
           Unbilled revenues                                                        346,605        (443,354)
           Prepaid expenses and other                                              (566,658)       (605,321)
           Accounts payable                                                          78,147        (185,837)
           Accrued expenses, wages, bonuses, and profit sharing                    (182,145)       (398,191)
           Income taxes recoverable                                                   6,693        (219,042)
           Billings in excess of revenues earned                                  1,049,746         (15,494)
                                                                              --------------  --------------
                  Net cash provided by operating activities                       1,925,187         536,478
                                                                              --------------  --------------
Cash flows from investing activities:
    Purchases of property and equipment                                            (837,195)     (3,409,401)
    Proceeds from sale of property and equipment                                        300           6,500
    Acquisition of healthcare survey business                                    (3,772,229)             ---
    Purchases of securities available-for-sale                                   (6,330,290)     (8,270,663)
    Proceeds from the maturities of securities available-for-sale                 6,908,012      11,523,709
                                                                              --------------  --------------
                  Net cash used in investing activities                          (4,031,402)       (149,855)
                                                                              --------------  --------------
Cash flows from financing activities:
    Borrowings under line of credit                                                     ---       2,156,000
    Payments on notes payable                                                       (64,581)        (14,898)
    Proceeds from exercise of stock options                                          88,946          46,470
                                                                              --------------  --------------
                  Net cash provided by financing activities                          24,365       2,187,572
                                                                              --------------  --------------
                  Net increase (decrease) in cash and cash equivalents           (2,081,850)      2,574,195

Cash and cash equivalents at beginning of period                                  3,218,805       1,149,587
                                                                              --------------  --------------
Cash and cash equivalents at end of period                                   $    1,136,955  $    3,723,782
                                                                              ==============  ==============
Supplemental disclosure of cash paid for:
    Interest, including capitalized interest of $176,575 in 2000             $      229,211  $      179,002
                                                                              ==============  ==============
    Taxes                                                                    $      211,267  $      304,900
                                                                              ==============  ==============
Supplemental disclosures of noncash investing activities:
 Accounts payable included $184,254 in 2001 and $833,380 in 2000 for purchases of property and equipment. In connection with the Company's acquisition of a business, the Company assumed unearned revenues of $0.3 million for uncompleted customer contracts.
See accompanying notes to condensed financial statements.

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

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income from marketable debt securities was $19,000 for the six-month period ended June 30, 2001 and was not significant for the same period in 2000.

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

4.   ACQUISITIONS

On May 7, 2001, the Company acquired the healthcare survey business of The Picker Institute. The purchase price was $3.2 million and acquisition costs were approximately $0.6 million. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition, and the results of operations have been included in the accompanying financial statements since the date of acquisition. There were no tangible assets purchased. The Company assumed the remaining service obligations for unearned revenue on uncompleted customer contracts (estimated fair value of $0.3 million at acquisition). Goodwill recognized in connection with this acquisition was $4.1 million and will be amortized over an estimated useful life of 10 years.


5.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At June 30, 2001 and 2000, 72,537 and 69,023 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

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

                                                               Percentage of Total Revenues
                                              -----------------------------------------------------------------
                                                   Three months ended                  Six months Ended
                                                        June 30,                           June 30,
                                              -----------------------------     -------------------------------
                                                 2001             2000              2001              2000
                                              -----------------------------     -------------------------------
Revenues:                                        100.0%           100.0%            100.0%            100.0%
                                              =============================     ===============================
Operating expenses:
    Direct expenses                               50.4             50.2              49.4              53.3
    Selling, general and administrative           33.5             26.4              27.9              25.6
    Depreciation and amortization                 13.8              7.5              11.7               6.7
                                              -----------------------------     -------------------------------
            Total operating expenses:             97.7             84.1              89.0              85.6
                                              -----------------------------     -------------------------------
Operating income                                   2.3%            15.9%             11.0%             14.4%
                                              =============================     ===============================

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Total revenues. Total revenues decreased 27.4% in the three month period ended June 30, 2001 to $3.4 million from $4.6 million in the three month period ended June 30, 2000. The decrease was primarily due to $1.1 million of revenue on contracts performed for certain customers that occurred during 2000 but did not reoccur during 2001. In addition, total revenues were impacted by the timing of certain projects.

Direct expenses. Direct expenses decreased 27.2% to $1.7 million in the three-month period ended June 30, 2001 from $2.3 million in the same period during 2000. The decrease in direct expenses in the 2001 period was primarily due to lower levels of revenue and includes decreases in labor and payroll expenses of $284,000, contract services of $268,000, telephone expense of $72,000, and rents and maintenance of $42,000. This decrease was partially offset by an increase in printing and postage costs of $31,000. Direct expenses as a percentage of total revenues stayed basically the same at 50.4% in the three month period ended June 30, 2001 and 50.2% during the same period of 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.7% to $1.1 million for the three-month period ended June 30, 2001 from $1.2 million for the same period in 2000. This decrease was primarily due to decreases in salaries and benefits expense of $219,000, product development of $62,000, rents and maintenance of $58,000, and travel and meals of $18,000. This decrease was offset by increases in legal and consulting fees of $269,000 incurred primarily in connection with the previously disclosed legal proceeding. Selling, general, and administrative expenses increased as a percentage of total revenues to 33.5% for the three month period ended June 30, 2001 from 26.4% for the same period in 2000 primarily due to lower revenue levels. Selling, general, and administrative expenses as a percentage of revenue for the balance of 2001 are expected to decrease to levels lower than 2000.

Depreciation and amortization. Depreciation and amortization expenses increased 34.0% to $465,000 in the three-month period ended June 30, 2001 from $347,000 in the same period of 2000. The increase is primarily due to the additional amortization and depreciation of goodwill on the acquisition of a business, software, computer equipment and the new office building. Depreciation and amortization expenses as a percentage of total revenues increased to 13.8% in the three-month period ended June 30, 2001, from 7.5% in the same period of 2000.

Provision for income taxes. The provision for income taxes totaled $22,000 (34.0% effective tax rate) for the three-month period ended June 30, 2001 as compared to $266,000 (29.0% effective tax rate) for the same period in 2000. The effective tax rate was lower in 2000 due to certain nonrecurring federal income tax credits.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Total revenues. Total revenues decreased 18% in the six month period ended June 30, 2001 to $7.5 million from $9.1 million in the six month period ended June 30, 2000. The decrease was primarily due to $2.1 million of revenue on lower margin contracts performed for certain customer's that occurred during 2000 but did not reoccur during 2001. The decrease was partially offset by an increase in scope of work from existing clients and, to a lesser extent, the addition of new clients. In addition, total revenues were impacted by the timing of certain projects.

Direct expenses. Direct expenses decreased 24.0% to $3.7 million in the six-month period ended June 30, 2001 from $4.9 million in the same period during 2000. The decrease was primarily due to lower revenue levels and includes decreases in labor and payroll expenses of $456,000, contract services of $344,000, fieldwork and fees of $234,000, telephone expenses of $108,000, rents and maintenance of $78,000, and travel expenses of $15,000. This decrease was partially offset by an increase of printing and postage of $76,000. Direct expenses decreased as a percentage of total revenues to 49.4% in the six month period ended June 30, 2001 from 53.3% during the same period of 2000. Direct expenses as a percentage of total revenues for the balance of 2001 are expected to remain at levels lower than in 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.4% to $2.1 million for the six-month period ended June 30, 2001 from $2.3 million for the same period in 2000. This decrease was primarily due to decreases in salaries and benefits expense of $281,000, rents and maintenance of $89,000, product development of $70,000, contract services of $60,000, travel expenses of $52,000 and recruiting expenses of $46,000. These decreases were partially offset by increases in legal and consulting fees of $369,000 incurred primarily in connection with the previously disclosed legal proceeding. Selling, general, and administrative expenses as a percentage of total revenues increased to 27.9% for the six month period ended June 30, 2001 from 25.6% for the same period in 2000 due primarily to lower revenue levels.

Depreciation and amortization. Depreciation and amortization expenses increased 42.2% to $868,000 in the six-month period ended June 30, 2001 from $611,000 in the same period of 2000. Depreciation and amortization expenses as a percentage of total revenues increased to 11.7% in the six-month period ended June 30, 2001 from 6.7% in the same period of 2000. The increase is primarily due to the additional amortization and depreciation of goodwill on the acquisition of a business, software, computer equipment and the new office building.

Provision for income taxes. The provision for income taxes totaled $281,000 (34.0% effective tax rate) for the six-month period ended June 30, 2001 as compared to $496,000 (30.2% effective tax rate) for the same period in 2000. The effective tax rate was lower in 2000 due to certain nonrecurring federal income tax credits.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, with the exception of the purchase and renovation of the new office building.

As of June 30, 2001, the Company had cash and cash equivalents of $1.1 million and working capital of $5.3 million.

During the six months ended June 30, 2001, the Company generated $1.9 million of net cash from operating activities as compared to $536,000 of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the six months ended June 30, 2001, net cash used in investing activities was $4.0 million as compared to $150,000 during the same period in the prior year. The 2001 net cash used in investing activities was primarily due to the purchase of The Picker Institute's healthcare survey business ($4.1 million) and investment of $837,000 in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, and was partially offset by the net proceeds of maturities of securities available-for-sale over the purchase of securities available for sale of $578,000. The 2000 cash used in investing activities was primarily due to the net of proceeds from the maturities of securities available-for-sale over the purchase of securities available-for-sale of $3.3 million, which was offset by the purchase of property and equipment of $3.4 million (primarily related to the new office building).

Net cash generated in financing activities was $24,000 for the six months ended June 30, 2001 compared to $2.2 million during the same period in the prior year. The cash provided by financing activities during 2001 was primarily due to proceeds from exercised stock options and in 2000 net cash provided by financing activities was due to the receipt of construction financing.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 2001 and as of December 31, 2000, the Company had $3.1 million and $1.8 million of deferred revenues, respectively. The increase in deferred revenues at June 30, 2001 results primarily from pre-selling of the Company's annually published NRC Market Guide product. The revenues related to the sales of the product are expected to be recognized during the third quarter following completion of the product and delivery to the customers. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At June 30, 2001 and December 31, 2000, the Company had $0.9 and $1.2 million of unbilled revenues, respectively, which also includes direct costs of producing the annual Market Guide product. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of July 31, 2001, 56,700 shares under the new authorization had been repurchased.

Accounting Pronouncements

On July 20,2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the adoption of the Statement, which for calendar year-end companies, will be January 1, 2002.


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 2000.

PART II - Other Information

ITEM 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held it annual meeting of shareholders on April 26, 2001. At such meeting, Patrick E. Beans was reelected as a director of the Company for a term to expire at the 2004 annual meeting of shareholders and until his successor is duly elected and qualified pursuant to the following vote:
6,913,242 shares voted for, 70,300 withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2001 annual meeting of shareholders are as follows: terms expiring at the 2002 meeting - Paul C. Schorr, III; terms expiring at the 2003 meeting - Michael D. Hays and John N. Nunnelly. JoAnn M. Martin was elected as a director of the Company on June 13, 2001 for a term to expire at the 2002 annual meeting of shareholders.

ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits
                --------

                (3.1) Amendment to the By-Laws of National Research Corporation, adopted June 13, 2001.

                (3.2) By-Laws of National Research Corporation, as amended to date.

          (b)   Reports on Form 8-K
                -------------------

                On May 22, 2001, the Company filed a Current Report on Form 8-K, dated May 7, 2001 (and filed an amendment thereto on Form 8-K/A on July 17, 2001), reporting under Item 2 the acquisition of the healthcare survey business of The Picker Institute, Inc. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL RESEARCH CORPORATION



Date: August 14, 2001           By: /s/ Michael D. Hays
                                   --------------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: August 14, 2001           By: /s/ Patrick E. Beans
                                   --------------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 2001


Exhibit                      Description
-------                      -----------

(3.1) Amendment to the By-Laws of National Research Corporation, adopted June 13, 2001.


(3.2)     By-Laws of National Research Corporation, as amended to date.