Form 10-Q
period 2001-09-30
NATIONAL RESEARCH CORP
filed 2001-11-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number 0-29466
                                                -------

                          National Research Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Wisconsin                               47-0634000
     -------------------------------              ------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                  1245 "Q" Street, Lincoln Nebraska        68508
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-2525
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of October 31, 2001: 7,060,794
----------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 2001

                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

             Item 1.     Financial Statements

                         Condensed Balance Sheets                            3
                         Condensed Statements of Income                      4
                         Condensed Statements of Cash Flows                  5
                         Notes to Condensed Financial Statements             6

             Item 2.     Management's Discussion and Analysis of           8-11
                         Financial Condition and Results of Operations

             Item 3.     Quantitative and Qualitative Disclosures About      11
                         Market Risk

PART II.     OTHER INFORMATION

             Item 6.     Exhibits and Reports on Form 8-K                    12

             Signatures                                                      13

                                        PART I - Financial Information

ITEM 1   Financial Statements
         --------------------
                                         NATIONAL RESEARCH CORPORATION
                                           CONDENSED BALANCE SHEETS
                                                                             September 30,       December 31,
                                                                                 2001                2000
                                                                           ----------------    ----------------
                                                                             (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                               $      2,923,770    $      3,218,805
   Investments in marketable debt securities                                      5,025,478           6,577,112
   Trade accounts receivable, less allowance for doubtful
     accounts of $72,276 and $77,276 in 2001 and 2000, respectively               1,596,183           1,713,621
   Unbilled revenues                                                              1,300,300           1,247,296
   Prepaid expenses and other                                                       274,843             213,075
   Income taxes recoverable                                                             ---              62,833
   Deferred income taxes                                                            176,506             217,205
                                                                           ----------------    ----------------
             Total current assets                                                11,297,080          13,249,947
                                                                           ----------------    ----------------
Net property and equipment                                                       13,136,901          13,218,340
                                                                           ----------------    ----------------

Deferred income taxes                                                                 8,506              85,600
Goodwill and other intangibles, net of accumulated amortization                   8,719,936           5,057,761
Other                                                                                35,352              25,825
                                                                           ----------------    ----------------
             Total assets                                                  $     33,197,775    $     31,637,473
                                                                           ================    ================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of notes payable                                        $        126,837    $        134,518
   Accounts payable                                                               1,558,619           1,771,498
   Accrued wages, bonuses and profit sharing                                        522,180             513,254
   Accrued expenses                                                                 455,763             679,869
   Billings in excess of revenues earned                                          1,880,226           1,809,090
   Income taxes payable                                                             419,728                 ---
                                                                           ----------------    ----------------
             Total current liabilities                                            4,963,353           4,908,229

Notes payable, net of current portion                                             5,207,474           5,295,814
Bonuses, profit sharing accruals and other accrued expenses                          11,670              50,999
                                                                           ----------------    ----------------
             Total liabilities                                                   10,182,497          10,255,042
                                                                           ----------------    ----------------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000
      shares, no shares issued and outstanding                                            -                   -
   Common stock, $.001 par value; authorized 20,000,000
      shares,  issued 7,362,494  in 2001 and 7,332,413 in 2000
       outstanding 7,060,794 in 2001 and 7,030,713 in 2000                            7,362               7,332
   Additional paid-in capital                                                    17,088,921          16,964,720
   Retained earnings                                                              7,405,307           5,927,019
   Accumulated other comprehensive income (loss), net of taxes                       16,757             (13,571)
   Treasury stock, at cost; 301,700 shares in 2001 and 2000                      (1,503,069)         (1,503,069)
                                                                           ----------------    ----------------
             Total shareholders' equity                                          23,015,278          21,382,431
                                                                           ----------------    ----------------
             Total liabilities and shareholders' equity                    $     33,197,775    $     31,637,473
                                                                           ================    ================

See accompanying notes to condensed financial statements.

                                         NATIONAL RESEARCH CORPORATION
                                        CONDENSED STATEMENTS OF INCOME
                                                  (Unaudited)
                                                                  Three months ended                 Nine months ended
                                                                     September 30,                     September 30,
                                                           -------------------------------    -------------------------------
                                                                2001              2000             2001             2000
                                                           --------------   --------------    --------------   --------------

Revenues                                                   $    6,104,832   $    5,017,115    $   13,562,930   $   14,110,273
                                                           --------------   --------------    --------------   --------------

Operating expenses:
    Direct expenses                                             2,688,610        2,449,016         6,323,551        7,297,699
    Selling, general and administrative                         1,383,983        1,211,484         3,516,858        3,534,361
    Depreciation and amortization                                 509,139          342,784         1,377,086          953,352
                                                           --------------   --------------    --------------   --------------

                Total operating expenses                        4,581,732        4,003,284        11,217,495       11,785,412
                                                           --------------   --------------    --------------   --------------

                Operating income                                1,523,100        1,013,831         2,345,435        2,324,861

Other income (expense):
    Net interest income (expense)                                 (38,828)         180,797           (24,161)         532,811
    Other, net                                                     (2,269)          (7,229)          (11,435)         (30,067)
                                                           --------------   --------------    --------------   --------------

                Total other income (expense)                      (41,097)         173,568           (35,596)         502,744
                                                           --------------   --------------    --------------   --------------

                Income before income taxes                      1,482,003        1,187,399         2,309,839        2,827,605

Provision for income taxes                                        550,086          356,219           831,550          852,281
                                                           --------------   --------------    --------------   --------------

                Net income                                        931,917          831,180         1,478,289        1,975,324
                                                           ==============   ==============    ==============   ==============

Net income per share--basic and diluted                    $          .13   $          .12    $          .21   $          .28
                                                           ==============   ==============    ==============   ==============

Weighted average shares and share equivalents
outstanding--basic                                              7,056,563        7,024,892         7,047,463        7,014,778
                                                           ==============   ==============    ==============   ==============

Weighted average shares and share equivalents
outstanding--diluted                                            7,101,548        7,069,392         7,092,448        7,059,278
                                                           ==============   ==============    ==============   ==============

See accompanying notes to condensed financial statements.

                                              NATIONAL RESEARCH CORPORATION
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                         ------------------------------
                                                                                             2001             2000
                                                                                         -------------    -------------
Cash flows from operating activities:
    Net income                                                                           $   1,478,289    $   1,975,324
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        1,377,086          953,352
        Deferred income taxes                                                                  103,345           26,086
        Loss (gain) on sale of property and equipment                                             (598)          23,417
        Loss on sale of other investments                                                          ---               43
        Changes in assets and liabilities:
           Trade accounts receivable                                                           117,438        1,262,424
           Unbilled revenues                                                                   (53,004)        (676,416)
           Prepaid expenses and other                                                          (56,092)          45,752
           Accounts payable                                                                    132,056         (117,341)
           Accrued expenses, wages, bonuses, and profit sharing                               (254,509)        (500,140)
           Income taxes recoverable and (payable)                                              482,561          (93,274)
           Billings in excess of revenues earned                                              (214,566)      (1,221,156)
                                                                                         -------------    -------------
                  Net cash provided by operating activities                                  3,112,006        1,678,071
                                                                                         -------------    -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                     (1,270,030)      (5,045,885)
    Proceeds from sale of property and equipment                                                   598            6,500
    Acquisition of healthcare survey business                                               (3,762,229)             ---
    Purchases of securities available-for-sale                                              (9,211,601)     (11,336,996)
    Proceeds from the maturities of securities available-for-sale                           10,808,011       16,223,708
                                                                                         -------------    -------------
                  Net cash used in investing activities                                     (3,435,251)        (152,673)
                                                                                         -------------    -------------
Cash flows from financing activities:
    Borrowings under line of credit                                                                ---        2,156,000
    Payments on notes payable                                                                  (96,021)         (18,623)
    Proceeds from exercise of stock options                                                    124,231          100,076
                                                                                         -------------    -------------
                  Net cash provided by financing activities                                     28,210        2,237,453
                                                                                         -------------    -------------

                  Net increase (decrease) in cash and cash equivalents                        (295,035)       3,762,851

Cash and cash equivalents at beginning of period                                             3,218,805        1,149,587
                                                                                         -------------    -------------
Cash and cash equivalents at end of period                                               $   2,923,770    $   4,912,438
                                                                                         =============    =============
Supplemental disclosure of cash paid for:
    Interest, including capitalized interest of $300,392 in 2000                         $     342,131    $     303,383
                                                                                         =============    =============
    Taxes                                                                                $     245,754    $     517,138
                                                                                         =============    =============
Supplemental disclosures of noncash investing activities:
   Accounts payable included $210,335 in 2001 and $871,239 in 2000 for purchases of property and equipment.
   In connection with the Company's acquisition of a business, the Company assumed unearned revenues of $285,702 for uncompleted customer contracts.
See accompanying notes to condensed financial statements.

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

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income from marketable debt securities was $30,328 for the nine month period ended September 30, 2001 and was not significant for the same period in 2000.

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

4.   ACQUISITIONS

On May 7, 2001, the Company acquired the healthcare survey business of The Picker Institute. The purchase price was $3.2 million and acquisition costs were approximately $0.6 million. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition, and the results of operations have been included in the accompanying financial statements since the date of acquisition. There were no separately identifiable tangible assets purchased. The Company assumed the remaining service obligations for unearned revenue on uncompleted customer contracts (estimated fair value of $0.3 million at acquisition). Goodwill recognized in connection with this acquisition was $4.1 million and will be amortized over an estimated useful life of 10 years.

5.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At September 30, 2001 and 2000, 51,931 and 60,478 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

6.   ACCOUNTING PRONOUNCEMENT

FASB Statement No. 142, Goodwill and Other Intangible Assets, will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Amortization expense related to goodwill and other intangible assets totaled approximately $390,000 for the nine months ended September 30, 2001 and approximately $298,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

                                                     Percentage of Total Revenues
                                           ------------------------------------------------
                                             Three months ended         Nine months Ended
                                                September 30,             September 30,
                                           ----------------------    ----------------------
                                              2001       2000           2001        2000
                                           ----------------------    ----------------------
Revenues:                                     100.0%     100.0%         100.0%      100.0%
                                           ======================    ======================

Operating expenses:
    Direct expenses                            44.0       48.8           46.6        51.7
    Selling, general and administrative        22.7       24.2           25.9        25.0
    Depreciation and amortization               8.3        6.8           10.2         6.8
                                           ----------------------    ----------------------
            Total operating expenses:          75.0       79.8           82.7        83.5
                                           ----------------------     ---------------------
Operating income                               25.0%      20.2%          17.3%       16.5%
                                           ======================    ======================

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total revenues. Total revenues increased 21.7% in the three month period ended September 30, 2001 to $6.1 million from $5.0 million in the three month period ended September 30, 2000. The increase was primarily due to the addition of new clients, including approximately $500,000 of revenues from the Picker acquisition, and to a lesser extent an increase in scope of work from existing clients. The third quarter in both years includes the seasonal quarterly increase in revenue from the annual release of the Healthcare Market Guide.

Direct expenses. Direct expenses increased 9.8% to $2.7 million in the three month period ended September 30, 2001 from $2.4 million in the same period during 2000. The increase in direct expenses in the 2001 period was primarily due to increases in fieldwork and fees of $142,000, printing and postage costs of $128,000, and labor and payroll expenses of $20,000. This increase was partially offset by decreases in rents and maintenance of $35,000 and telephone expense of $19,000. Direct expenses as a percentage of total revenues decreased to 44.0% in the three month period ended September 30, 2001 from 48.8% during the same period of 2000. The systems that were put into place during 2000 continue to help improve the margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.2% to $1.4 million for the three month period ended September 30, 2001 from $1.2 million for the same period in 2000. This increase was primarily due to increases in legal and consulting fees of $318,000 incurred primarily in connection with the previously disclosed legal proceeding. This increase was offset by decreases in product development costs and marketing costs. Selling, general, and administrative expenses decreased as a percentage of total revenues to 22.7% for the three month period ended September 30, 2001 from 24.2% for the same period in 2000.

Depreciation and amortization. Depreciation and amortization expenses increased 48.5% to $509,000 in the three month period ended September 30, 2001 from $343,000 in the same period of 2000. The increase is primarily due to the additional amortization and depreciation of goodwill on the acquisition of a business, software, computer equipment and the new office building. Depreciation and amortization expenses as a percentage of total revenues increased to 8.3% in the three month period ended September 30, 2001, from 6.8% in the same period of 2000.

Provision for income taxes. The provision for income taxes totaled $550,000 (37.2% effective tax rate) for the three month period ended September 30, 2001 as compared to $356,000 (30.0% effective tax rate) for the same period in 2000. The effective tax rate was lower in 2000 due to certain nonrecurring federal income tax credits.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total revenues. Total revenues decreased 3.9% in the nine month period ended September 30, 2001 to $13.6 million from $14.1 million in the nine month period ended September 30, 2000. The decrease was primarily due to $2.1 million of revenue on lower margin contracts performed for certain customers that occurred during 2000 but did not reoccur during 2001. The decrease was partially offset by additional revenues from the Picker acquisition as discussed above, the addition of new clients and, to a lesser extent, an increase in scope of work from existing clients.

Direct expenses. Direct expenses decreased 13.4% to $6.3 million in the nine month period ended September 30, 2001 from $7.3 million in the same period during 2000. The decrease was primarily due to decreases in labor and payroll expenses of $818,000, telephone expenses of $127,000, rents and maintenance of $113,000, and fieldwork and fees of $92,000. This decrease was partially offset by an increase of printing and postage of $160,000. Direct expenses decreased as a percentage of total revenues to 46.7% in the nine month period ended September 30, 2001 from 51.7% during the same period of 2000. The systems that were put into place during 2000 continue to help improve the margins. Direct expenses as a percentage of total revenues for the balance of 2001 are expected to remain at levels lower than in 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million for the nine month periods ended September 30, 2001 and 2000. Decreases in salaries and benefits expense, product development, rents and maintenance, telephone expenses, recruiting expenses, marketing costs, and contract services were partially offset by increases in legal and consulting fees of $687,000 incurred primarily in connection with the previously disclosed legal proceeding. Selling, general, and administrative expenses as a percentage of total revenues increased to 25.9% for the nine month period ended September 30, 2001 from 25.1% for the same period in 2000.

Depreciation and amortization. Depreciation and amortization expenses increased 44.5% to $1.4 million in the nine month period ended September 30, 2001 from $1.0 million in the same period of 2000. Depreciation and amortization expenses as a percentage of total revenues increased to 10.2% in the nine month period ended September 30, 2001 from 6.8% in the same period of 2000. The increase is primarily due to the additional amortization and depreciation of goodwill on the acquisition of a business, software, computer equipment and the new office building.

Provision for income taxes. The provision for income taxes totaled $832,000 (36.0% effective tax rate) for the nine month period ended September 30, 2001 as compared to $852,000 (30.2% effective tax rate) for the same period in 2000. The effective tax rate was lower in 2000 due to certain nonrecurring federal income tax credits.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, with the exception of the purchase and renovation of the new office building during 2000.

As of September 30, 2001, the Company had cash and cash equivalents of $2.9 million and working capital of $6.3 million.

During the nine months ended September 30, 2001, the Company generated $3.1 million of net cash from operating activities as compared to $1.7 million during the same period in the prior year. The increase in cash flow was mainly due to the timing of collections of accounts receivable and the timing of costs incurred in advance of billings on certain projects.

For the nine months ended September 30, 2001, net cash used in investing activities was $3.4 million as compared to $153,000 during the same period in the prior year. The 2001 net cash used in investing activities was primarily due to the purchase of The Picker Institute's healthcare survey business ($3.8 million) and investment of $1.3 million in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, and was partially offset by the net proceeds of maturities of securities available-for-sale over the purchase of securities available for sale of $160,000. The 2000 cash used in investing activities was primarily due to the net of proceeds from the maturities of securities available-for-sale over the purchase of securities available-for-sale of $4.9 million, which was offset by the purchase of property and equipment of $5.0 million (primarily related to the new office building).

Net cash generated in financing activities was $28,000 for the nine months ended September 30, 2001 compared to $2.2 million of net cash generated during the same period in the prior year. In

2000, net cash provided by financing activities was due to the borrowings for construction financing.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 2001 and as of December 31, 2000, the Company had $1.9 million and $1.8 million of deferred revenues, respectively. At September 30, 2001 and December 31, 2000, the Company had $1.3 million and $1.2 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of October 31, 2001, 56,700 shares under the new authorization had been repurchased.

Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

Amortization expense related to goodwill and other intangible assets totaled approximately $390,000 for the nine months ended September 30, 2001 and approximately $298,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2000.

PART II - Other Information


ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits
                  --------

          N/A.

         (b)      Reports on Form 8-K
                  -------------------

          There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL RESEARCH CORPORATION



Date: November 14, 2001              By: /s/ Michael D. Hays
                                        ------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: November 14, 2001              By: /s/ Patrick E. Beans
                                        ------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)