Form 10-K
period 2001-12-31
NATIONAL RESEARCH CORP
filed 2002-04-01
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                         Commission file number: 0-29466
                          National Research Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                      47-0634000
      --------------------------------                      ---------------
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

             1245 "Q" Street
            Lincoln, Nebraska                                    68508
    ---------------------------------------                    ----------
    (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 2002: $15,246,917.

Number of shares of the registrant's common stock outstanding at March 1, 2002:
7,099,548 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1

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

         Since its founding 21 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service.

         One of the Company's growth strategies has been to expand its client base by adding new sales associates, direct marketing and by pursuing strategic opportunities to acquire other healthcare performance information providers. In June 1998, the Company acquired Healthcare Research Systems, Ltd., an Ohio-based provider of survey-based performance measurement, analysis and tracking services to the healthcare industry. In May 2001, the Company also acquired the Picker Institute's healthcare survey business. The Picker Institute's family of patient and employee surveys are highly regarded in the field of healthcare quality assessment and improvement.

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

         NRC offers renewable performance tracking services, custom research and a renewable syndicated service. The NRC Listening System (the "Listening System") is a renewable performance tracking tool for gathering and analyzing data from survey respondents. The Company has the capacity to measure performance beyond the enterprise-wide level and has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company's services can best guide the efforts of its clients to improve quality and enhance their market position. Additional offerings include functional disease-specific and health status measurement tools. The Company's custom research enables NRC's clients to conduct specific studies in order to identify areas of improvement and measure market issues and opportunities. The syndicated NRC Healthcare Market Guide (the "Market Guide"), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company's clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes. During 2000 and 2001, the Company piloted the new syndicated NRC DoctorGuide, a stand-alone individual report card on primary care physicians, although there were no significant revenues from this product in 2000 or 2001. The DoctorGuide allows health plans and consumers to review service quality measures of individual physicians. Recognizing the increasing applications for self-reported healthcare assessments, NRC works with its clients to integrate satisfaction measurement into various areas of their businesses, including physician compensation. As the Company partners with its clients, it seeks to enhance relationships throughout the healthcare organization and thereby both broaden and deepen the scope of its projects.

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

         The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey, which is the largest of its kind, asks consumers via a pre-recruited third-party panel, members of which are sent Market Guide questionnaires to complete, to evaluate their health plans, health systems, physicians/caregivers and personal health status. Representing the views of one in every 570 households across every county in the continental United States, the Market Guide provides name specific performance data on 365 managed care plans and 2,800 hospitals nationwide and addresses more than 250 data items relevant to healthcare payers, providers and purchasers. Utilizing this proprietary database, the Company is able to produce reports which are customized to meet individual client's specific information needs. Similarly, the service's national name search feature allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. The service's trending capacity details how the performance of a healthcare organization changes over time. Other data collected in the Market Guide profile health plan market share, consumers' health plan decision making factors, physician/caregiver accessibility, hospital/healthcare system quality and chronic patient populations. The Company gives clients easy access to the customized version of the Market Guide they purchase via NRC's exclusive web-based electronic delivery system. This delivery system allows healthcare professionals to generate reports in numerous formats to support their decision making.

         The Company piloted its new renewable syndicated service, the NRC DoctorGuide, in 2000 and 2001. The NRC DoctorGuide serves as a stand-alone report card on service quality of individual physicians. The first market was completed in the fall of 2000, with a second market completed in the fall of 2001. The report cards on the individual physicians can be sold to health plans, employees and physician management groups, with summary reports available to the general public via DoctorGuide.com.

CLIENTS

         The Company's ten largest clients accounted for 50%, 41% and 43% of the Company's total revenues in 2001, 2000 and 1999, respectively. The United States Department of Defense, through a primary contractor, United Healthcare Corporation, accounted for 18.7% of total revenues in 2001.

SALES AND MARKETING

         The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC's sales efforts from Nebraska, California, Kansas, and Virginia. The Company is also in the process of searching for an additional sales associate. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high, per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates. The average healthcare/market research industry experience of the Company's sales associates was 11 years at year-end.

         Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences;
(iii) fostering relationships with key industry constituencies; and (iv) an annual Quality Leaders award program recognizing top-ranking health systems in approximately 107 markets.

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

ASSOCIATES

         As of December 31, 2001, the Company employed a total of 87 persons on a full-time basis. In addition, as of such date, the Company had 60 part-time associates primarily in its survey operations, representing approximately 33 full-time equivalent associates. None of the Company's associates are represented by a collective bargaining agreement. The Company considers its relationship with its associates to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of March 1, 2002, regarding the executive officers of the Company:

             Name           Age           Positions
             ----           ---           ---------

         Michael D. Hays    47   President, Chief Executive Officer and Director

         Jona S. Raasch     43   Vice President and Chief Operations Officer

         Patrick E. Beans   44   Vice President, Treasurer, Chief Financial
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

         Patrick E. Beans has served as Vice President, Treasurer, Chief Financial Officer and Secretary and as a director since 1997 and as the principal financial officer since he joined the Company in August 1994. From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.

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

ITEM 3. LEGAL PROCEEDINGS

         In May 2000, Cap Gemini America, Inc., the software developer of the Company's automated software process (a proprietary system that automates the creation and processing of surveys), filed a lawsuit against the Company in the United States District Court for the District of Nebraska seeking approximately $1.1 million the Company owed but withheld under a consulting agreement between Cap Gemini and the Company. The Company subsequently filed a counter suit against Cap Gemini. On February 21, 2002, a jury returned a verdict partly in favor of Cap Gemini and ordered that the Company pay to Cap Gemini approximately $700,000. The Company is also required to pay prejudgment interest of approximately $64,000. The Company had a liability of $800,000 recorded related to the acquisition of software, so the verdict is not expected to have a significant impact on the operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2001 fiscal year.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2000 through December 31, 2001:

                                                            High       Low
                                                            ----       ---
         First quarter ended March 31, 2000                 $6.38      $3.44
         Second quarter ended June 30, 2000                 $8.13      $4.53
         Third quarter ended September 30, 2000             $6.75      $4.63
         Fourth quarter ended December 31, 2000             $5.56      $3.38
         First quarter ended March 31, 2001                 $5.25      $3.50
         Second quarter ended June 30, 2001                 $6.25      $3.50
         Third quarter ended September 30, 2001             $6.35      $5.37
         Fourth quarter ended December 31, 2001             $8.00      $4.95

         On March 15, 2002, there were approximately 18 shareholders of record and approximately 500 beneficial owners for the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected statement of income data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

                                                                            Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                           2001         2000         1999         1998(1)      1997
                                                           ----         ----         ----         -------      ----
                                                                     (In thousands, except per share data)
Statement of Income Data:
Revenues...........................................    $ 17,674     $ 18,316     $ 18,184     $ 17,665     $ 16,284
Operating expenses:
   Direct expenses.................................       8,059        9,120       11,133        9,422        7,178
   Selling, general and administrative.............       4,985        4,602        4,177        4,843        3,980
   Depreciation and amortization...................       1,917        1,269          817          426          159
   Acquired-in-process research and development
    cost...........................................           -            -            -        2,737            -
   Cost of closing duplicate facilities and
    severance charges..............................           -            -          364          304            -
   Special compensation charge.....................           -            -            -            -        1,740
                                                       --------     --------     --------     --------     --------
       Total operating expenses....................      14,961       14,991       16,491       17,732       13,057
                                                       --------     --------     --------     --------     --------
Operating income (loss)............................       2,713        3,325        1,693          (67)       3,227
Other income and expenses, net.....................         (89)         531          530          849          367
                                                       --------     --------     --------     --------     --------
Income before income taxes.........................       2,624        3,856        2,223          782        3,594
Provision for income taxes.........................         954        1,139          748          321          376
Pro forma income taxes(2)..........................           -            -            -            -          804
                                                       --------     --------     --------     --------     --------
Pro forma net income(2)............................    $  1,670     $  2,717     $  1,475     $    461     $  2,414
                                                       ========     ========     ========     ========     ========
Pro forma net income per share - basic
  and diluted(2)...................................    $   0.24     $   0.39     $   0.21     $   0.06     $   0.37
                                                       ========     ========     ========     ========     ========
Weighted average shares outstanding - basic(3).....       7,053        7,019        7,054        7,283         6,440
Weighted average shares outstanding - diluted(3)...       7,089        7,025        7,056        7,301         6,440
                                                                                  December 31,
                                                       ----------------------------------------------------------------
                                                           2001         2000         1999         1998         1997
                                                           ----         ----         ----         ----         ----
                                                                                 (In thousands)
Balance Sheet Data:
Working capital....................................    $  7,260     $  8,342     $  5,246     $  8,954     $ 17,681
Total assets.......................................      33,772       31,637       29,256       26,279       22,563
Total debt, including current portion..............       5,302        5,430        3,619          105            -
Total shareholders' equity.........................      23,353       21,382       18,566       17,435       18,121

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed below in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "believes," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the Company's reliance on a limited number of key clients for a substantial portion of its revenues, the Company's dependence on performance tracking contract renewals, fluctuations in the Company's operating results related to the Market Guide, increased competition, changes in conditions affecting the healthcare industry, the Company's ability to manage its growth and to successfully integrate the Picker Institute business and any possible future acquisitions and the Company's ability to provide timely and accurate performance tracking and market research to its clients. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

         The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service.

         The Company believes its critical accounting policies are:

            o   Revenue recognition and

            o Valuation of long-lived assets, identifiable intangible assets and goodwill.

         Revenue Recognition

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

         Significant management judgments and estimates must be made and used in connection with revenue recognized using the percentage of completion accounting method. If management made different judgements and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue. The underlying assumptions and judgments that are the most critical to this policy include the estimated progress to date and the estimated costs required to complete the work required under individual customer contracts. The Company uses cost-to-cost methodology in applying the percentage of completion method of accounting. Consequently, the accuracy of estimates may be most sensitive to the Company's ability to efficiently utilize its human resources and the availability and cost of human resources. The Company's estimates are also sensitive, to a lesser degree, to the costs of postage, telephone and related communications and information technology.

         The Company's renewable nationally syndicated service, the Market Guide, serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC bi-annually from 1988 to 1996 and annually since 1996, this survey is a comprehensive consumer-based healthcare assessment. Market Guide services are generally provided pursuant to contracts which have durations of four to six months and that provide for the receipt of survey results that are customized to meet an individual client's specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for the Market Guide are billed prior to or at delivery. The Company recognizes revenue when the Market Guides are delivered to customers pursuant to their contracts, typically in the third quarter of the year. Substantially all of the related costs are deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. The Company generally has some incidental sales of the Market Guide subsequent to completion of each edition. Revenues and marginal expenses related to such incidental sales are recognized upon delivery. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery. As a result, the Company's margins vary throughout the year. The Company's revenue recognition policy for the Market Guide is not sensitive to significant estimates and judgments.

         The Company piloted its new renewable syndicated service, the NRC DoctorGuide, in 2000 and 2001. The NRC DoctorGuide serves as a stand-alone report card on service quality of individual physicians. The first market was completed in the fall of 2000, and the second market was completed in the fall of 2001. The report cards on the individual physicians can be sold to health plans, employees, and physician management groups, with summary reports available to the general public via DoctorGuide.com. There were no significant revenues recognized by the Company in connection with this product during 2001 or 2000.

          Valuation of Long-Lived Assets, Identifiable Intangible Assets and Goodwill

         The Company assesses the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

         o Significant underperformance in comparison to historical or projected operating results;

         o Significant changes in the manner or use of acquired assets or the Company's overall strategy;

         o Significant negative trends in the Company's industry or the overall economy;

         o A significant decline in the market price for the Company's common stock for a sustained period; and

         o The Company's market capitalization falling below the book value of the Company's net assets.

When the Company determines the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and future estimated (undiscounted) cash flows are not sufficient to recover the carrying value of those assets, the Company recognizes an impairment loss equal to the difference between the carrying value of the assets less their estimated fair value.

         In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, became effective, and as a result the Company will cease the amortization of $9.5 million of goodwill. The Company recorded $543,000 of amortization expense on these assets during 2001. This goodwill was amortized using estimated lives of 10 to 20 years. In lieu of amortizing goodwill, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects that it will complete its initial review during the first six months of 2002. The Company does not expect to recognize an impairment loss upon the completion of its initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment loss will not be recognized.

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

                                               Percentage of Total Revenues     Percentage Increase
                                                  Year Ended December 31,            (Decrease)
                                               -----------------------------    -------------------
                                                                               2001 over  2000 over
                                                 2001       2000       1999       2000       1999
Revenues                                        100.0%     100.0%     100.0%      (3.5)%      0.7%
Operating expenses:
Direct expenses                                  45.6       49.8       61.2      (11.6)     (18.1)
Selling, general and administrative              28.2       25.1       23.0        8.3       10.2
Depreciation and amortization                    10.8        6.9        4.5       50.1       55.3
Cost of closing duplicate facilities and
severance charges                                   -          -        2.0          -     (100.0)
                                               ------     ------     ------     ------     ------
Total operating expenses                         84.6       81.8       90.7      (0.02)      (9.1)
                                               ------     ------     ------     ------     ------
Operating income                                 15.4%      18.2%       9.3%       N/A        N/A
                                               ======     ======     ======     ======     ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues. Total revenues decreased 3.5% in 2001 to $17.7 million from $18.3 million in 2000. The decrease was primarily due to $2.1 million of revenue on lower margin contracts performed for certain customers during 2000 that did not reoccur during 2001. The decrease was partially offset by additional revenues from the Picker acquisition of approximately $1.0 million, the addition of new clients and, to a lesser extent, an increase in scope of work from existing clients.

         Direct expenses. Direct expenses decreased 11.6% to $8.1 million in 2001 from $9.1 million in 2000. The decrease in direct expenses in 2001 was due primarily to decreases in labor and payroll expenses of $1.1 million, telephone expenses of $132,000, rent and maintenance costs of $130,000, and computer equipment expenses of $119,000. These decreases were partially offset by increases in printing and postage expense of $244,000 and fieldwork expenses of $38,000. Direct expenses decreased as a percentage of total revenues to 45.6% in 2001 from 49.8% during 2000 primarily due to the use of the new software for creating and processing surveys. Direct expenses as a percentage of total revenues are expected to increase by about 1% in 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.3% to $5 million in 2001 from $4.6 million in 2000. This increase was primarily due to increases in legal and consulting fees of $1 million (incurred primarily in connection with the legal proceeding discussed in Item 3 of this Annual Report on Form 10-K), taxes of $127,000 and contract services of $117,000. These increases were partially offset by decreases in salary and benefit expenses of $308,000 and product development expenses of $135,000. Selling, general and administrative expenses increased as a percentage of total revenues to 28.2% in 2001 from 25.1% in 2000 mainly due to legal fees. Excluding legal and consulting fees, selling, general and administrative expenses were 22.7% of revenues in 2001 and 24.9% of revenues in 2000. Selling, general and administrative expenses as a percentage of total revenues are expected to decrease in 2002 to around 22%.

         Depreciation and amortization. Depreciation and amortization expenses increased 50.1% to $1.9 million in 2001 from $1.3 million in 2000. The increase is primarily due to the internal development of software and the May 2001 acquisition of the Picker Institute's healthcare survey business. Depreciation and amortization expenses increased as a percentage of total revenues to 10.8% in 2001 from 6.9% in 2000. Depreciation and amortization expenses as a percent of total revenues are expected to decrease in 2002 back to the 2000 levels, mainly due to the new accounting rules for amortization of goodwill.

         Provision for income taxes. The provision for income taxes totaled $1.0 million (36.4% effective tax rate) for 2001 compared to $1.1 million (29.5% effective tax rate) for 2000. The effective tax rate was lower in 2000 due to certain nonrecurring federal income tax credits. The effective tax rate for 2002 is expected to increase to 38%.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues. Total revenues increased 0.7% in 2000 to $18.3 million from $18.2 million in 1999 primarily due to the addition of new clients.

         Direct expenses. Direct expenses decreased 18.1% to $9.1 million in 2000 from $11.1 million in 1999. The decrease in direct expenses in 2000 was due primarily to decreases in labor and payroll expenses of $853,000, software conversion costs of $356,000, printing and postage expenses of $216,000, contract service expenses of $216,000, fieldwork expenses of $112,000, and, to a lesser extent, decreases in travel expenses of $54,000, product development expenses of $48,000, and telephone costs of $47,000. Direct expenses decreased as a percentage of total revenues to 49.8% in 2000 from 61.2% during 1999 primarily due to the use of the new software for creating and processing surveys.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.2% to $4.6 million in 2000 from $4.2 million in 1999. This increase was primarily due to increases in salary and benefit expenses of $306,000, product development expenses of $231,000, marketing costs of $105,000, legal and accounting expenses of $68,000, bad debt expenses of $44,000, and human resources recruitment expenses of $20,000. These increases were partially offset by decreases in rent, utilities and repair costs of $218,000 and contract service expenses of $131,000. Selling, general and administrative expenses increased as a percentage of total revenues to 25.1% in 2000 from 23.0% in 1999 mainly due to product development charges.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of funds has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings or the sales of securities available-for-sale.

         As of December 31, 2001, the Company had cash and cash equivalents of $1.1 million and working capital of $7.3 million.

         During 2001, the Company generated $3.1 million of net cash from operating activities as compared to $2.0 million and $3.5 million of net cash generated during 2000 and 1999, respectively. The increase in operating cash flow was due, in part, to an increase in billings in excess of revenues earned, net of increases in trade accounts receivables and unbilled revenues. The increase in cash flows was partially offset by a decrease in accounts payable and accrued expenses, wages and profit sharing, largely due to timing.

         Net cash used in investing activities was $5.4 million for 2001, $1.9 million for 2000, and $7.8 million for 1999. The 2001 increase in cash used was primarily due to the $3.8 million acquisition of the Picker Institute's healthcare survey business and an investment of $1.5 million for the renovation of the Company's new building and the purchase of furniture, computer equipment and software. The 2000 use of cash was primarily a result of an investment of $6.2 million in the renovation of the Company's new building and the purchase of furniture, computer equipment and software. These uses of cash were partially offset by a decrease in investments available-for-sale of $6.9 million. The 1999 use of cash was primarily a result of the purchase and renovation of an office building for $3.6 million and the purchase of securities available for sale for $2.9 million. These uses of cash were partially offset by a decrease in cash used for investment in furniture, computer equipment and software of $600,000. The Company's investments available-for-sale consist principally of United States government securities with maturities of two years or less.

         Net cash provided by financing activities was $133,000 for 2001, compared to $1.9 million in 2000 and $533,000 in 1999. The 2001 cash provided was primarily from the $261,000 of proceeds from issuance of common stock through the exercise of stock options. The 2000 cash provided was primarily from additional borrowings of $1.8 million for the financing to renovate the Company's new office building and the $113,000 proceeds from issuance of common stock through the exercise of stock options. The 1999 cash provided was primarily from the $3.5 million construction financing for the renovation of the Company's new office building and was partially offset by the Company's payment of the $2,637,000 purchase price for such office building and the Company's repurchase of 85,700 shares of stock during 1999 at a cost of $343,000.

         The Company has budgeted approximately $700,000 for expenditures in 2002 to be funded through cash generated from operations. The Company expects that capital expenditures during 2002 will be primarily for computer hardware and software, production equipment and furniture.

         The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of December 31, 2001, 2000 and 1999, the Company had $2.7 million, $1.8 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At December 31, 2001, 2000 and 1999, the Company had $1.7 million, $1.2 million and $600,000 of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

         The Company has obligations to make cash payments in the following amounts in the future:

                                                                 Payments Due During
                                        Total     -------------------------------------------------
  Contractual Obligations             Payments      2002     2003-2004    2005-2006    After 2006
  -----------------------             --------      ----     ---------    ---------    ----------
Long Term Debt                       $5,302,069   $132,312    $290,030     $341,866    $4,537,861
Operating Leases                        866,851    233,178     410,364      223,309            --
                                      ---------    -------     -------      -------    ----------
Total Contractual Cash Obligations   $6,168,920   $365,490    $700,394     $565,175    $4,537,861
                                     ==========   ========    ========     ========    ==========

STOCK REPURCHASE PROGRAM

         In October 1998, the Company announced plans to repurchase up to 245,000 shares of Common Stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of December 31, 2001, 56,700 shares have been repurchased under the new authorization.

ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instrument and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards did not impact the Company's financial statements. The Company had no derivative financial instruments subject to the requirements of these standards at December 31, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

         In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

         o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and

         o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

         The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so the Company must adopt the provisions of SFAS No. 142 for the quarter ended March 31, 2002.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so the Company must adopt the provisions of SFAS No. 144 for the quarter ended March 31, 2002. The Company does not expect the adoption of this statement to significantly effect its financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The impact of financial market risk exposure to the Company is not significant. The Company's primary financial market risk exposure consists of interest rate risk related to interest income from the Company's investments in United States government securities with maturities of two years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company's financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 2001 and 2000, then the Company's interest income would have decreased, and pre-tax income would have decreased approximately $34,000 and $50,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company's interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly financial information for the fiscal years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

                                                                              Quarter Ended
                                              ------------------------------------------------------------------------------------
                                              Dec. 31,   Sept.30,   June 30,   Mar.31,   Dec. 31,   Sept. 30,   June 30,   Mar.31,
                                                 2001       2001       2001      2001       2000        2000       2000      2000
Revenues.................................     $ 4,111    $ 6,105    $ 3,368   $ 4,090    $ 4,206     $ 5,017    $ 4,638   $ 4,455
Direct expenses..........................       1,736      2,689      1,658     1,976      1,822       2,449      2,331     2,518
Selling, general and administrative......       1,468      1,384      1,167       966      1,068       1,212      1,222     1,100
Depreciation and amortization............         540        509        465       403        316         342        347       264
                                              -------    -------    -------   -------    -------     -------    -------   -------
Operating income.........................         367      1,523         78       745      1,000       1,014        738       573
Other income and expenses, net...........         (53)       (41)       (12)       17         29         173        178       151
Provision for income taxes...............         122        550         23       259        287         356        266       230
                                              -------    -------    -------   -------    -------     -------    -------   -------
Net income...............................     $   192    $   932    $    43   $   503    $   742     $   831    $   650   $   494
                                              =======    =======    =======   =======    =======     =======    =======   =======
Net income per share-basic and diluted...     $  0.03    $  0.13    $  0.01   $  0.07    $  0.11     $  0.12    $  0.09   $  0.07
Weighted average shares outstanding
 -basic..................................       7,070      7,057      7,046     7,039      7,032       7,025      7,013     7,006
Weighted average shares outstanding
 -diluted................................       7,102      7,099      7,056     7,058      7,038       7,069      7,062     7,037

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
National Research Corporation:

We have audited the accompanying balance sheets of National Research Corporation as of December 31, 2001 and 2000 and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Lincoln, Nebraska
February 12, 2002, except as to Note 13, which is as of February 21, 2002

                                        NATIONAL RESEARCH CORPORATION
                                               BALANCE SHEETS
                                         DECEMBER 31, 2001 AND 2000
                                 Assets                                               2001          2000
                                 ------                                               ----          ----
Current assets:
  Cash and cash equivalents.....................................................  $ 1,080,053   $ 3,218,805
  Investments in marketable debt securities.....................................    6,636,543     6,577,112
  Trade accounts receivable, less allowance for doubtful accounts of $101,674
   and $77,276 in 2001 and 2000, respectively...................................    2,141,104     1,713,621
  Unbilled revenues.............................................................    1,671,079     1,247,296
  Prepaid expenses and other....................................................      286,653       213,075
  Income taxes recoverable......................................................      266,034        62,833
  Deferred income taxes.........................................................      210,452       217,205
                                                                                  -----------   -----------
       Total current assets.....................................................   12,291,918    13,249,947

  Net property and equipment....................................................   12,907,197    13,218,340

  Deferred income taxes.........................................................          ---        85,600
  Goodwill and other intangible assets, net of accumulated amortization.........    8,539,178     5,057,761
  Other.........................................................................       34,099        25,825
                                                                                  -----------   -----------

       Total assets.............................................................  $33,772,392   $31,637,473
                                                                                  ===========   ===========
                      Liabilities and Shareholders' Equity
                      ------------------------------------
  Current liabilities:
  Current portion of notes payable..............................................  $   132,312   $   134,518
  Accounts payable..............................................................    1,391,043     1,771,498
  Accrued wages, bonus and profit sharing.......................................      494,446       513,254
  Accrued expenses..............................................................      364,642       679,869
  Billings in excess of revenues earned.........................................    2,649,370     1,809,090
                                                                                  -----------   -----------
       Total current liabilities................................................    5,031,813     4,908,229

  Notes payable, net of current portion.........................................    5,169,757     5,295,814
  Deferred income taxes.........................................................      217,424           ---
  Bonuses, profit sharing accruals and other accrued expenses...................          ---        50,999
                                                                                  -----------   -----------
       Total liabilities........................................................  10,418,994     10,255,042
                                                                                  -----------   -----------
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares,
   no shares issued and outstanding.............................................          ---           ---
  Common stock, $.001 par value; authorized 20,000,000 shares, issued
   7,395,593 in 2001 and 7,332,413 in 2000, outstanding 7,093,893 in 2001
   and 7,030,713 in 2000........................................................        7,395         7,332
  Additional paid-in capital....................................................   17,255,917    16,964,720
  Retained earnings.............................................................    7,597,340     5,927,019
  Accumulated other comprehensive loss..........................................       (4,185)      (13,571)
  Treasury stock, at cost; 301,700 shares in 2001 and 301,700 shares in 2000....   (1,503,069)   (1,503,069)
                                                                                  -----------   -----------
       Total shareholders' equity...............................................   23,353,398    21,382,431
                                                                                  -----------   -----------
       Total liabilities and shareholders' equity...............................  $33,772,392   $31,637,473
                                                                                  ===========   ===========

See accompanying notes to financial statements.

                                    NATIONAL RESEARCH CORPORATION
                                        STATEMENTS OF INCOME
                                 THREE YEARS ENDED DECEMBER 31, 2001

                                                                2001          2000         1999
                                                                ----          ----         ----
Revenues                                                   $ 17,673,988  $ 18,316,116  $ 18,184,007
                                                           ------------  ------------  ------------
Operating expenses:
   Direct expenses.....................................       8,059,397     9,119,750    11,133,090
   Selling, general and administrative.................       4,985,328     4,602,223     4,177,185
   Depreciation and amortization.......................       1,916,740     1,269,535       816,740
   Cost of closing duplicate facilities and
   severance charges...................................             ---           ---       363,965
                                                           ------------  ------------  ------------
         Total operating expenses......................      14,961,465    14,991,508    16,490,980
                                                           ------------  ------------  ------------

         Operating income..............................       2,712,523     3,324,608     1,693,027
                                                           ------------  ------------  ------------

Other income (expense):
   Interest income.....................................         385,949       661,675       573,460
   Interest expense....................................        (454,166)      (91,709)       (7,706)
   Other, net..........................................         (20,351)      (38,423)      (35,778)
                                                           ------------  ------------  ------------

         Total other income (expense)..................         (88,568)      531,543       529,976
                                                           ------------  ------------  ------------

         Income before income taxes....................       2,623,955     3,856,151     2,223,003

Provision for income taxes.............................         953,634     1,139,424       747,691
                                                           ------------  ------------  ------------

         Net income....................................    $  1,670,321  $  2,716,727  $  1,475,312
                                                           ============  ============  ============

Net income per share - basic and diluted...............    $       0.24  $       0.39  $       0.21
                                                           ============  ============  ============

See accompanying notes to financial statements.

                                                  NATIONAL RESEARCH CORPORATION
                                               STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    AND COMPREHENSIVE INCOME
                                               THREE YEARS ENDED DECEMBER 31, 2001

                                                                                     Accumulated
                                                         Additional                    Other
                                    Preferred   Common     Paid-in       Retained    Comprehensive     Treasury
                                      Stock      Stock     Capital       Earnings      Income            Stock          Total
Balances at December 31, 1998...... $     ---  $  7,305  $ 16,839,839   $ 1,734,980   $      ---    $ (1,147,594)  $ 17,434,530
Comprehensive income...............
   Net income/total comprehensive
    income.........................       ---       ---           ---     1,475,312          ---             ---      1,475,312
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Purchase of 85,700 shares of
 treasury stock....................       ---       ---           ---           ---          ---        (343,475)      (343,475)
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Balances at December 31, 1999......       ---     7,305    16,839,839     3,210,292          ---      (1,491,069)    18,566,367
Issuance of 27,413 common shares
 for the exercise of stock options.       ---        27       113,053           ---          ---             ---        113,080
Tax benefit from the exercise of
 options...........................       ---       ---        11,828           ---          ---             ---         11,828
Comprehensive income
   Other comprehensive loss, net
    of income taxes of $5,816......       ---       ---           ---           ---      (13,571)            ---        (13,571)
   Net income......................       ---       ---           ---     2,716,727          ---             ---      2,716,727
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Total comprehensive income.........       ---       ---           ---     2,716,727      (13,571)            ---      2,703,156
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Purchase of 3,000 shares of
 treasury stock....................       ---       ---           ---           ---          ---         (12,000)       (12,000)
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Balances at December 31, 2000...... $     ---  $  7,332  $ 16,964,720   $ 5,927,019   $  (13,571)   $ (1,503,069)  $ 21,382,431
Issuance of 63,180 common shares
 for the exercise of stock options.       ---        63       260,998           ---          ---             ---        261,061
Tax benefit from the exercise of
 options...........................       ---       ---        30,199           ---          ---             ---         30,199
Comprehensive income
   Other comprehensive loss, net
    of income taxes of $3,660......       ---       ---           ---           ---        9,386             ---          9,386
   Net income......................       ---       ---           ---     1,670,321          ---             ---      1,670,321
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Total comprehensive income.........       ---       ---           ---     1,670,321        9,386             ---      1,679,707
                                    ---------  --------  ------------   -----------   ----------    ------------   ------------
Balances at December 31, 2001...... $     ---  $  7,395  $ 17,255,917   $ 7,597,340   $   (4,185)   $ (1,503,069)  $ 23,353,398
                                    =========  ========  ============   ===========   ==========    ============   ============

See accompanying notes to financial statements.

                                        NATIONAL RESEARCH CORPORATION
                                          STATEMENTS OF CASH FLOWS
                                     THREE YEARS ENDED DECEMBER 31, 2001
                                                                       2001           2000         1999
                                                                       ----           ----         ----
Cash flows from operating activities:
   Net income                                                       $ 1,670,321   $ 2,716,727   $ 1,475,312
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    1,916,740     1,269,535       816,740
     Impairment losses                                                      ---           ---       230,813
     Deferred income taxes                                              306,117       356,165       117,852
     Loss on sale of property and equipment                                (587)       25,682        22,106
     Loss on sale of other investments                                      ---            43           788
     Tax benefit of stock options                                        30,199        11,828           ---
     Other non-cash charges                                              23,313        32,581        25,920
     Change in assets and liabilities:
       Trade accounts receivable                                       (427,483)    1,204,504        22,232
       Unbilled revenues                                               (423,783)     (624,686)      407,741
       Prepaid expenses and other                                       (85,384)     (145,272)      122,300
       Accounts payable                                                 103,857      (464,158)      135,326
       Accrued expenses, wages and profit sharing                      (385,035)     (585,956)     (101,491)
       Income taxes payable and recoverable                            (203,201)     (297,366)      234,533
       Billings in excess of revenues earned                            554,578    (1,464,487)       (9,885)
                                                                    -----------   -----------   -----------

          Net cash provided by operating activities                   3,079,652     2,035,140     3,500,287
                                                                    -----------   -----------   -----------
Cash flows from investing activities:
   Purchases of property and equipment                               (1,543,286)   (6,194,318)   (4,904,156)
   Acquisition, net of cash acquired                                 (3,762,229)          ---           ---
   Purchases of securities available-for-sale                       (13,396,039)  (12,947,873)  (13,028,838)
   Proceeds from the maturities of securities available-for-sale     13,349,654    17,227,940    10,160,785
   Proceeds from sale of property and equipment                             698        27,978         1,000
                                                                    -----------   -----------   -----------

Net cash used in investing activities                                (5,351,202)   (1,886,273)   (7,771,209)
                                                                    -----------   -----------   -----------
Cash flows from financing activities:
   Borrowings (payments) under line of credit, net                          ---    (3,544,000)    3,544,000
   Proceeds from issuance of debt                                           ---     5,440,000           ---
   Payments on notes payable                                           (128,263)      (76,729)      (30,792)
   Payment of purchase price payable                                        ---           ---    (2,636,936)
   Proceeds from issuance of common stock                               261,061       113,080           ---
   Purchase of treasury stock                                               ---       (12,000)     (343,475)
                                                                    -----------   -----------   -----------

Net cash provided by financing activities                               132,798     1,920,351       532,797
                                                                    -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                 (2,138,752)    2,069,218    (3,738,125)

Cash and cash equivalents at beginning of period                      3,218,805     1,149,587     4,887,712
                                                                    -----------   -----------   -----------

Cash and cash equivalents at end of period                          $ 1,080,053   $ 3,218,805   $ 1,149,587
                                                                    ===========   ===========   ===========

See accompanying notes to financial statements.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         National Research Corporation (the "Company") is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company's ten largest clients accounted for 50%, 41% and 43% of the Company's total revenues in 2001, 2000 and 1999, respectively. One client accounted for 18.7%, 14.6%, and 15.7% of total revenues in 2001, 2000 and 1999, respectively. A second client accounted for 11.0%, 12.9% and 10.2% of total revenues in 2001, 2000 and 1999, respectively. The Company operates in a single industry segment.

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

         For costs of software developed for internal use, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $913,000, $596,000 and $1,491,000 of costs incurred for the development of internal use software for the years ended December 31, 2001, 2000 and 1999, respectively, with such costs classified as property and equipment. Prior to January 1, 1999, the Company's accounting policy was to expense as incurred all costs of software developed for internal use.

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

         In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

         o replaces the requirements to amortize goodwill and certain other intangible assets with an annual impairment test, and

         o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so the Company must adopt the provisions of SFAS No. 142 for the quarter ended March 31, 2002.

         In 2002, the Company will cease amortization of $9.5 million of goodwill. Total goodwill amortization expense in 2001 was approximately $543,000. No goodwill amortization expense will be recorded in 2002. In lieu of amortizing goodwill, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The company expects to complete its initial review during the first six months of 2002. The Company does not expect to recognize an impairment loss on completion of its initial impairment review, however, there can be no assurance that at the time the review is completed a material impairment loss will not be recognized.

MARKETABLE SECURITIES

         All marketable securities held by the Company at December 31, 2001 and 2000 were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses (if any), net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

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

EARNINGS PER SHARE

         Net income per share has been calculated and presented for "basic" and "diluted" per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and common equivalent shares outstanding. At December 31, 2001, 2000 and 1999, 72,591, 77,519 and 378,456 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

         The weighted average shares outstanding is calculated as follows:

                                                2001         2000         1999
                                                ----         ----         ----

Common stock.............................    7,053,245    7,019,097   7,054,487
Dilutive effect of options...............       35,289        5,409       1,936
                                            ----------   ----------  ----------
Weighted average shares used for
   dilutive per share....................    7,088,534    7,024,506   7,056,423
                                            ==========   ==========  ==========

         There are no reconciling items between the Company's reported net income and net income used in the computation of basic and diluted income per share.

COMPREHENSIVE INCOME

         The Company's only source of other comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income from marketable debt securities was not significant for the year ended December 31, 1999.

(2)      ACQUISITIONS

         On May 7, 2001, the Company acquired the healthcare survey business of The Picker Institute. The aggregate purchase price for the acquisition was $4.1 million, consisting of cash of $3.2 million, assumed liabilities for uncompleted customer contracts of $0.3 million and direct costs of acquisition of $0.6 million. The results of the acquired business have been included in the Company's operating results since the acquisition. The Company allocated the excess of purchase price over net assets acquired entirely to goodwill until the valuation is completed and the purchase price is allocated in accordance therewith. The goodwill was amortized using an estimated useful life of 10 years for financial reporting purposes during 2001, and is fully deductible over 15 years for income tax purposes.

         The following unaudited pro forma information presents the combined results of operations of the Company as if the acquisition occurred on January 1, 2000. These results included certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.
                                                 Pro Forma Years
                                               Ended December 31,
                                     ---------------------------------------
                                          2001                     2000
                                          ----                     ----
                                             (Dollars in thousands)
                                                   (unaudited)
         Revenues                        18,760                    21,574
         Net income                       1,743                     2,161
         Earnings per share                0.25                      0.31

         During 1999, the Company paid $2.6 million of remaining purchase price payable related to the 1998 acquisition of Healthcare Research Systems, Ltd.

(3)      INVESTMENTS IN MARKETABLE DEBT SECURITIES

         The amortized cost, gross realized holding gains and losses and fair value of securities by major security type and class of security at December 31, 2001, were as follows:

                                                                     Gross        Gross
                                                                   Unrealized   Unrealized
                                                      Amortized     Holding       Holding
                                                         Cost        Gains        Losses    Fair Value
         Debt securities:                           -----------   ----------    ---------   -----------
         Obligations of U.S. government agencies    $ 6,641,938   $      ---    $  (6,341)  $ 6,635,597
         Other                                              946          ---          ---           946
                                                    -----------   ----------    ---------   -----------

         Total                                      $ 6,642,884   $      ---    $  (6,341)  $ 6,636,543
                                                    ===========   ==========    =========   ===========

         The amortized cost, gross unrealized holding gains and losses and fair value by major security type and class of security at December 31, 2000 were as follows:

                                                                     Gross        Gross
                                                                   Unrealized   Unrealized
                                                      Amortized     Holding       Holding
                                                         Cost        Gains        Losses    Fair Value
         Debt securities:                           -----------   ----------    ---------   -----------
         Obligations of U.S. government agencies    $ 6,595,541   $      ---    $ (19,387)  $ 6,576,154
         Other                                              958          ---          ---           958
                                                    -----------   ----------    ---------   -----------
         Total                                      $ 6,596,499   $      ---    $ (19,387)  $ 6,577,112
                                                    ===========   ==========    =========   ===========

         There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2001, 2000 or 1999. The fair value and amortized cost of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        At December 31, 2001
                                                    ---------------------------
                                                       Fair         Amortized
                                                       Value          Cost
                                                       -----          ----
         Due after three months through one year...  $3,197,330     $3,186,170
         Due after one year through five years.....   3,438,267      3,455,768
                                                     ----------     ----------
                                                     $6,635,597     $6,641,938
                                                     ==========     ==========
(4)      PROPERTY AND EQUIPMENT

         At December 31, 2001 and 2000 property and equipment consisted of the following:
                                                            2001        2000
                                                            ----        ----
         Furniture and equipment.........................$ 1,429,032  $1,415,522
         Computer equipment and software.................  6,390,505   5,407,782
         Building........................................  7,888,355   7,862,117
         Land............................................    425,000     425,000
                                                          ----------  ----------
                                                          16,132,892  15,110,421
         Less accumulated depreciation and amortization..  3,225,695   1,892,081
                                                         -----------  ----------
         Net property and equipment......................$12,907,197 $13,218,340
                                                         =========== ===========
(5)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following at December 31, 2001 and 2000:
                                                        2001          2000
                                                        ----          ----

         Customer lists.........................     $   359,048   $   359,048
         Goodwill...............................       9,465,703     5,417,771
                                                     -----------   -----------
                                                       9,824,751     5,776,819
         Less accumulated amortization..........       1,285,573       719,058
                                                     -----------   -----------
         Net goodwill and intangible assets.....     $ 8,539,178   $ 5,057,761
                                                     ===========   ===========

(6)      INCOME TAXES

         Income tax expense (benefit) consisted of the following components:

                                        Current      Deferred           Total
         2001:
           Federal................   $   573,511   $   267,808   $    841,319
           State..................        74,006        38,309        112,315
                                     -----------   -----------   ------------
              Total...............   $   647,517   $   306,117   $    953,634
                                     ===========   ===========   ============
         2000:
           Federal................   $   608,400   $   310,500   $    918,900
           State..................       174,859        45,665        220,524
                                     -----------   -----------   ------------
              Total...............   $   783,259   $   356,165   $  1,139,424
                                     ===========   ===========   ============
         1999:
           Federal................   $   523,658   $   102,767   $    626,425
           State..................       106,181        15,085        121,266
                                     -----------   -----------   ------------
              Total...............   $   629,839   $   117,852   $    747,691
                                     ===========   ===========   ============

         The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

                                                        2001        2000          1999
                                                        ----        ----          ----
        Expected federal income taxes                $ 892,100   $ 1,311,100   $  755,800
        State income taxes, net of federal benefit      74,100       153,600       80,100
        Tax credits and incentives                      (2,600)     (386,100)     (66,000)
        Other                                           (9,966)       60,824      (22,209)
                                                     ---------   -----------   ----------
        Total                                        $ 953,634   $ 1,139,424   $  747,691
                                                     =========   ===========   ==========

         Deferred tax assets and liability at December 31, 2001 and 2000, were comprised of the following:
                                                          2001          2000
                                                          ----          ----
Deferred tax assets:
   Allowance for doubtful accounts..............      $   39,649    $   30,100
   Accrued expenses.............................         170,800       157,800
   Bonus and profit sharing accruals............             ---        34,000
   Intangible assets............................         418,800       461,000
   Investments available-for-sale...............           2,156         5,816
                                                      ----------    ----------
     Gross deferred tax assets..................         631,405       688,716

   Deferred tax liability:......................
   Basis in property and equipment..............         638,377       385,911
                                                      ----------    ----------
     Net deferred tax assets (liability)........      $   (6,972)   $  302,805
                                                     ===========    ==========

         The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

(7)      NOTES PAYABLE

         Notes payable consist of the following:
                                                            2001        2000
                                                            ----        ----
         Note payable to US Bank, at 8.25%, payable
         in monthly installments of $46,690 including
         interest, with final payment of principal and
         interest due October 31, 2010, secured by
         land and building                               $5,297,839  $5,410,050

         Note payable to National Computer Systems, at
         8.50%, payable in monthly installments of
         $1,430 including interest, with final payment
         of principal and interest due March 1, 2002,
         secured by an asset of the Company                   4,230      20,282
                                                         ----------  ---------
         Total notes payable                              5,302,069   5,430,332

         Less current portion                               132,312     134,518
                                                         ----------  ----------
        Notes payable, net of current portion            $5,169,757  $5,295,814
                                                         ==========  ==========

         The aggregate maturities of notes payable for each of the five years subsequent to December 31, 2001 are: 2002 - $132,312; 2003 - $139,057; 2004 -
$150,973; 2005 - $163,910; and 2006 - $177,956.

(8)      STOCK OPTION PLANS

         In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the " 1997 Equity Incentive Plan"). The 1997 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2001, there were no remaining shares available for issuance under the 1997 Equity Incentive Plan.

         In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not an employee of the Company. On the date of each annual meeting of shareholders of the Company, each such director, if reelected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 2,000 shares of the Company's common stock were granted in each of 2001, 2000 and 1999. At December 31, 2001, there were 22,000 shares available for issuance pursuant to future grants under the Director Plan.

         In August 2001, the Board of Directors adopted, subject to the approval of the Company's shareholders in May 2002, the National Research Corporation 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan"). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company's common stock. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2001, there were

546,363 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 81, 962 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes. Although grants of options under the plan are subject to shareholder approval in 2002, shareholder approval is essentially a formality because management and members of the board control a sufficient number of votes to approve the plan and management and members of the board intend to vote to approve the plan in 2002.

         Options to purchase shares of common stock have been granted in 2001, 2000 and 1999 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants. Had compensation cost for the stock option grants been determined using the fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                2001        2000       1999
                                                                ----        ----       ----
                                                           (in thousands, except per share amounts)
Pro forma:
  Net income, as reported...................................   $1,670      $2,717     $1,475
  Net income, adjusted for the fair value method............    1,607       2,687      1,324
  Income per share, as reported (1).........................    $0.24       $0.39      $0.21
  Income per share, adjusted for the fair value method (1)..     0.23        0.39       0.19

(1) Amounts are the same for both basic and diluted income per share.

As of December 31, 2001, no stock appreciation rights, restricted stock or performance shares have been granted under the 1997 Equity Incentive Plan or the 2001 Equity Incentive Plan.

         The weighted average fair value of options granted in 2001, 2000 and 1999 was $1.97, $2.14 and $1.52, respectively. Pro forma net income reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts presented above because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2001, 2000 and 1999 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                                 2001            2000              1999
                                                                 ----            ----              ----
         Expected dividend yield at date of grant.....              0               0                0
         Expected stock price volatility..............             45.0%           45.0%            45.0%
         Risk-free interest rate......................              4.0%            6.0%             6.0%
         Expected life of options (in years)..........    3.75 to  5.00    3.75 to 5.00     3.75 to 5.00

         The following information relates to options to purchase common stock:

                                                   Number of   Weighted Average
                                                    Shares      Exercise Price

         Balance at December 31, 1998...........    402,630       $6.33
             Granted............................    135,930        3.71
             Canceled...........................    (89,341)       5.51
                                                  ---------

         Balance at December 31, 1999...........    449,219        5.70
             Granted............................     38,218        4.99
             Exercised..........................    (27,413)       4.13

                                                   Number of   Weighted Average
                                                    Shares      Exercise Price

             Canceled...........................   (118,332)       5.26
                                                   --------

         Balance at December 31, 2000...........    341,692        5.90
             Granted............................     80,197        5.09
             Exercised..........................    (63,180)       4.13
             Canceled...........................    (51,467)       6.51
                                                  ---------
         Balance at December 31, 2001...........    307,242        5.95
                                                   ========
         Exercisable at December 31, 2001.......    226,304        6.27
                                                   ========

         At December 31, 2001, the range of exercise prices for outstanding stock options was $2.188 to $15.00 and the weighted average remaining contractual life of outstanding stock options was 2.58 years, of which 197,774 shares are between $3.71 and $5.09.

(9)      LEASES

         The Company leased office space for a monthly base rental payment plus maintenance and utilities. Rental expense was $11,067, $276,359 and $401,105 during 2001, 2000 and 1999, respectively, and is included in selling, general and administrative expenses in the statements of income. During 2000 the Company moved out of the leased office space and into its own building. The Company also leases printing equipment and services. The future minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2001 are: 2002 - $233,178; 2003 - $205,182; 2004 - $205,182: 2005 - 205,182:
and 2006 - $18,127.

(10)     EMPLOYEE BENEFITS

         The Company sponsors a qualified defined contribution profit sharing plan covering substantially all employees with a minimum service of 1,000 hours and one year of service except for highly compensated employees covered by other nonqualified profit sharing plans. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2001, 2000 and 1999.

         The Company also sponsors nonqualified profit sharing bonus and incentive plans for employees and members of executive management of the Company. Certain bonuses under the executive management incentive plan are paid over a five-year period. Expense recorded under these plans was $119,279, $273,793 and $162,458 in 2001, 2000 and 1999, respectively.

(11)     RESTRUCTURING EXPENSES AND IMPAIRMENT OF ASSETS

         During 1999, the Company recorded provisions related to restructuring expenses and impairments of long-lived assets. The Company's restructuring activities included the elimination of substantially all of the Company's Columbus, Ohio work force and the abandonment of duplicative facilities. The Company's restructuring plan commitments, which were fully completed in 1999, included the following:

          o Severance costs of $104,437 were accrued related to the termination of fourteen employees at the Company's Columbus, Ohio location. These employees represent substantially all of the Company's full-time work force in Columbus, Ohio. These severance benefits were paid in full during 2000.

          o Impairment losses of $230,813 were recorded in 1999 for the Company's intangible asset, workforce in place, which was acquired in connection with the Company's 1998 acquisition of Healthcare Research Systems, Ltd.. The abandonment of this intangible asset occurred concurrent with management's plans to eliminate substantially all of its full-time Columbus, Ohio workforce.

          o Impairment losses of $17,428 were recognized in 1999 in connection with property and equipment abandoned with the Columbus, Ohio facilities.

          o Lease costs of $11,287 were accrued for contractual commitments on abandoned facilities.

After income taxes, these actions reduced 1999 net income by approximately $235,000, or $.03 per share.

         Management terminated its remaining call center work force in Columbus, Ohio during 2000. The cost of terminating this remaining workforce was not significant.

(12)     SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $454,250, $417,567 and $62,685, respectively, including capitalized interest of $0, $325,963 and $54,617, respectively.

         For the years ended December 31, 2001, 2000 and 1999, the Company paid income taxes of $820,519, $1,068,798 and $397,540, respectively.

         Accounts payable at December 31, 2001, 2000 and 1999, included $70,958, $555,270 and $863,216, respectively, for purchases of property and equipment.

         In connection with the Company's acquisition of a business during 2001, the Company assumed unearned revenues of $285,702 for uncompleted customer contracts.

(13)     LEGAL PROCEEDINGS

         In May 2000, Cap Gemini America, Inc., the software developer of the Company's automated software process (a proprietary system that automates the creation and processing of surveys), filed a lawsuit against the Company in the United States District Court for the District of Nebraska seeking approximately $1.1 million the Company owed but withheld under a consulting agreement between Cap Gemini and the Company. The Company subsequently filed a counter suit against Cap Gemini. On February 21, 2002, a jury returned a verdict partly in favor of Cap Gemini and ordered that the Company pay to Cap Gemini approximately $700,000. The Company is also required to pay prejudgment interest of approximately $64,000. The Company had a liability of $800,000 recorded related to the acquisition of software. An expense will be recorded by the Company in 2002 related to the prejudgment interest awarded to the plaintiff.

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


     Signature                          Title                       Date
     ---------                          -----                       ----

/s/ Michael D. Hays        President, Chief Executive Officer     March 29, 2002
-------------------------  and Director (Principal Executive
Michael D. Hays            Officer)


/s/ Patrick E. Beans       Vice President, Treasurer, Secretary,  March 29, 2002
-------------------------  Chief Financial Officer and Director
Patrick E. Beans           (Principal Financial and Accounting
                           Officer)


/s/ John N. Nunnelly       Director                               March 29, 2002
-------------------------
John N. Nunnelly


/s/ Paul C. Schorr, III    Director                               March 29, 2002
-------------------------
Paul C. Schorr, III


/s/ JoAnn M. Martin        Director                               March 29, 2002
-------------------------
JoAnn M. Martin

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE


                                                          Page in this Form 10-K
                                                          ----------------------

Independent Auditors' Report                                      17

Balance Sheets as of December 31, 2001 and 2000                   18

Statements of Income for each of the years in the
 three-year period ended December 31, 2001                        19

Statements of Shareholders' Equity and Comprehensive              20
Income for each of the years in the three-year period ended December 31, 2001

Statements of Cash Flows for each of the three years              21
in the period ended December 31, 2001

Notes to Financial Statements                                   22-31

Independent Auditors' Report on Financial Statement Schedule      35

Financial Statement Schedule:                                     36
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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
National Research Corporation:

Under date of February 12, 2002, except as to Note 13, which is as of February 21, 2002, we reported on the balance sheets of National Research Corporation as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG LLP
Lincoln, Nebraska
February 12, 2002

                         NATIONAL RESEARCH CORPORATION

                Schedule II -- VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at             Write-offs,  Balance
                                    Beginning    Bad Debt    Net of      at End
                                     of Year     Expense   Recoveries   of Year

Allowance for doubtful accounts:
  Year Ended December 31, 1999.....   $61,891    45,000      43,793      63,098
  Year Ended December 31, 2000.....   $63,098    89,000      74,822      77,276
  Year Ended December 31, 2001.....   $77,276    65,000      40,602     101,674

See accompanying independent auditors' report.

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description

(3.1) Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(3.2) By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form S-1 Registration Statement (Registration No. 333-33273)]

(10.2)* National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders]

(10.3)* National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)+ Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs

(23)      Consent of KPMG LLP

(99) Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2002 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2001; except to the extent specifically incorporated by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

--------------------
*    A management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.