Form 10-Q
period 2002-03-31
NATIONAL RESEARCH CORP
filed 2002-05-15
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

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

                     1245 "Q" Street, Lincoln Nebraska 68508
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $.001 par value, outstanding as of May 3, 2002: 7,130,577 shares
------------------------------------------------------------------------------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 2002


                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed Balance Sheets                             3
                        Condensed Statements of Income                       4
                        Condensed Statements of Cash Flows                   5
                        Notes to Condensed Financial Statements             6-7

            Item 2.     Management's Discussion and Analysis of             8-10
                        Financial Condition and Results of Operations

            Item 3.     Quantitative and Qualitative Disclosures About       10
                        Market Risk

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                     11

            Signatures                                                       12

                         PART I - Financial Information

ITEM 1   Financial Statements
                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS
                                                                                         March 31,          December 31,
                                                                                           2002                 2001
                                                                                     -----------------    -----------------
                                                                                       (unaudited)
Current assets:
   Cash and cash equivalents                                                         $       1,232,568    $       1,080,053
   Investments in marketable debt securities                                                 7,124,085            6,636,543
   Trade accounts receivable, less allowance for doubtful
     accounts of $95,931 and $101,674 in 2002 and 2001, respectively                         2,288,875            2,141,104
   Unbilled revenues                                                                         1,679,914            1,671,079
   Prepaid expenses and other                                                                  235,704              286,653
   Income taxes recoverable                                                                    190,374              266,034
   Deferred income taxes                                                                       212,450              210,452
                                                                                     -----------------    -----------------
             Total current assets                                                           12,963,970           12,291,918
                                                                                     -----------------    -----------------
Net property and equipment                                                                  12,661,081           12,907,197
                                                                                     -----------------    -----------------
Customer lists, net of  accumulated amortization                                               600,510              631,135
Goodwill and other intangible assets, net of accumulated amortization                        7,908,043            7,908,043
Other                                                                                           32,231               34,099
                                                                                     -----------------    -----------------
             Total assets                                                            $      34,165,835    $      33,772,392
                                                                                     =================    =================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Current portion - notes payable                                                   $         128,082    $         132,312
   Accounts payable                                                                          1,311,933            1,391,043
   Accrued wages, bonuses and profit sharing                                                   555,022              494,446
   Accrued expenses                                                                            462,282              364,642
   Billings in excess of revenues earned                                                     2,584,960            2,649,370
                                                                                     -----------------    -----------------
             Total current liabilities                                                       5,042,279            5,031,813

Notes payable, net of current portion                                                        5,147,951            5,169,757
Deferred income taxes                                                                          303,711              217,424
                                                                                     -----------------    -----------------
             Total liabilities                                                              10,493,941           10,418,994
                                                                                     -----------------    -----------------
Shareholders' equity:
   Preferred stock, $.01 per value; authorized 2,000,000 shares,
         no shares issued and outstanding                                                          ---                  ---
   Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,412,711 in 2002 and 7,395,593 in 2001, outstanding 7,111,011 in
          2002 and 7,093,893 in 2001                                                             7,406                7,395
   Additional paid-in capital                                                               17,300,073           17,255,917
   Retained earnings                                                                         7,891,740            7,597,340
   Accumulated other comprehensive loss                                                        (24,256)              (4,185)
   Treasury stock, at cost; 301,700 shares in 2002 and 2001                                 (1,503,069)          (1,503,069)
                                                                                     -----------------    -----------------
             Total shareholders' equity                                                     23,671,894           23,353,398
                                                                                     -----------------    -----------------
             Total liabilities and shareholders' equity                              $      34,165,835    $      33,772,392
                                                                                     =================    =================

See accompanying notes to condensed financial statements.

                                     NATIONAL RESEARCH CORPORATION

                                     CONDENSED STATEMENTS OF INCOME
                                              (Unaudited)
                                                                        Three months ended
                                                                             March 31,
                                                                --------------------------------------
                                                                      2002                2001
                                                                -----------------    -----------------
Revenues                                                        $       4,048,627    $       4,090,543
                                                                -----------------    -----------------
Operating expenses:
    Direct expenses                                                     1,794,604            1,989,461
    Selling, general and administrative                                 1,273,541              953,198
    Depreciation and amortization                                         404,678              403,131
                                                                -----------------    -----------------

                Total operating expenses                                3,472,823            3,345,790
                                                                -----------------    -----------------

                Operating income                                          575,804              744,753

Other income (expense):
    Interest income                                                        63,790              138,979
    Interest expense                                                     (105,509)            (116,861)
    Other, net                                                            (66,443)              (4,547)
                                                                -----------------    -----------------

                Total other income (expense)                             (108,162)              17,571
                                                                -----------------    -----------------

                Income before income taxes                                467,642              762,324

Provision for income taxes                                                173,242              259,191
                                                                -----------------    -----------------

                        Net income                              $         294,400    $         503,133
                                                                =================    =================

Net income per share--basic
    and diluted                                                 $            0.04    $            0.07
                                                                =================    =================

Weighted average shares and share equivalents
  outstanding--basic                                                    7,099,436            7,039,269
                                                                =================    =================

Weighted average shares and share equivalents
  outstanding--diluted                                                  7,165,989            7,058,365
                                                                =================    =================

See accompanying notes to condensed financial statements.

                                              NATIONAL RESEARCH CORPORATION

                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                              Three months ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                           2002                 2001
                                                                                     -----------------    -----------------
Cash flows from operating activities:
    Net income                                                                       $         294,400    $         503,133
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          404,678              403,131
        Deferred income taxes                                                                   93,235               24,900
        (Gain) loss on sale of property and equipment                                               --                 (300)
        Loss on sale of other investments                                                          (18)                  --
        Net changes in assets and liabilities:
           Trade accounts receivable                                                          (147,771)              (8,028)
           Unbilled revenues                                                                    (8,835)              21,403
           Prepaid expenses and other                                                           57,392             (124,060)
           Accounts payable                                                                     53,906              105,509
           Accrued expenses, wages, bonuses and profit sharing                                 158,216              (89,899)
           Income taxes recoverable and payable                                                 75,660              133,334
           Billings in excess of revenues earned                                               (64,410)             101,945
                                                                                     -----------------    -----------------
                  Net cash provided by operating activities                                    916,453            1,071,068
                                                                                     -----------------    -----------------
Cash flows from investing activities:
    Purchases of property and equipment                                                       (265,528)            (545,040)
    Proceeds from sale of property and equipment                                                    --                  300
    Purchases of securities available-for-sale                                              (1,729,310)          (4,879,058)
    Proceeds from the maturities of securities available-for-sale                            1,212,769            3,776,011
                                                                                     -----------------    -----------------
                  Net cash used in investing activities                                       (782,069)          (1,647,787)
                                                                                     -----------------    -----------------
Cash flows from financing activities:
    Payments on notes payable                                                                  (26,036)             (32,571)
    Proceeds from exercise of stock options                                                     44,167               63,076
                                                                                     -----------------    -----------------
                  Net cash provided by financing activities                                     18,131               30,505
                                                                                     -----------------    -----------------
                  Net increase (decrease) in cash and cash equivalents                         152,515             (546,214)

Cash and cash equivalents at beginning of period                                             1,080,053            3,218,805
                                                                                     -----------------    -----------------
Cash and cash equivalents at end of period                                           $       1,232,568    $       2,672,591
                                                                                     =================    =================
Supplemental disclosure of cash paid for:
      Interest expense                                                               $          71,573    $         116,861
                                                                                     =================    =================
      Income taxes                                                                   $           2,953    $         100,958
                                                                                     =================    =================

Accounts payable included $420,758 in 2002 and $453,178 in 2001 for purchases of property and equipment.

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                     Notes to Condensed Financial Statements

1.   INTERIM FINANCIAL REPORTING

The condensed balance sheet of National Research Corporation (the "Company") at December 31, 2001 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission in March 2002.

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income (loss) from marketable debt securities was $(20,071) and $25,437 for the three-month periods ended March 31, 2002 and 2001, respectively.

3.   GOODWILL AND OTHER INTANGILBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. Goodwill and Other Intangible Assets. This statement replaces the requirement to amortize goodwill and certain other intangible assets (with indefinite useful lives) with an annual impairment test. SFAS No. 142 also requires an evaluation of the estimated useful lives of intangible assets and an impairment test for goodwill and non-amortizable assets upon adoption.

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of adopting this standard, the Company ceased amortizing goodwill and certain other non-amortizable intangible assets effective January 1, 2002. Total amortization expense for goodwill and other intangible assets was $31,877 and $74,781 during the three months ended March 31, 2002 and 2001, respectively. Following is the March 31, 2002 and 2001 statement of income data, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

--------------------------------------------------------------------------
                                           Three months ended March 31
                                          --------------------------------
                                                2002          2001
                                          --------------------------------
Reported net income                           294,400      503,133
Amortization of goodwill, net of taxes           --         45,406
Adjusted net income                           294,400      548,539
                                          ================================

---------------------------------------
Reported net income per share                   $0.04        $0.07
Amortization of goodwill, net of taxes             --        $0.01
Adjusted net income per share                   $0.04        $0.08
                                          ================================

During the three months ended March 31, 2002, the Company also finalized it's allocation of purchase price for the acquisition of the healthcare survey business of The Picker Institute (the "Picker acquisition"). In connection therewith, the Company reclassified purchase price of $2 million from goodwill to the following intangible assets: trade name and other $1.6 million, and customer list $408,000. The Company has determined that the trade name and other has an indefinite life under SFAS No. 142 and, therefore, is non-amortizable beginning January 1, 2002. The Company's customer list has an estimated useful life of 10 years.

All of the Company's goodwill and non-amortizable intangible assets are allocated to one reporting unit- the healthcare survey business. The Company also completed it's transitional evaluation of the recoverability of goodwill and non-amortizable intangible assets as of January 1, 2002, using the fair value methodology of SFAS No. 142. The Company's analysis did not result in the recognition of an impairment loss on goodwill or other non-amortizable intangible assets.

4.   LEGAL PROCEEDINGS

In May 2000, Cap Gemini America, Inc., the software developer of the Company's automated software process (a proprietary system that automates the creation and processing of surveys), filed a lawsuit against the Company in the United States District Court for the District of Nebraska seeking approximately $1.1 million the Company owed but withheld under a consulting agreement between Cap Gemini and the Company. The Company subsequently filed a counter suit against Cap Gemini. On February 21, 2002, a jury returned a verdict partly in favor of Cap Gemini and ordered that the Company pay to Cap Gemini approximately $700,000. The Company had previously accrued approximately $800,000 for these invoices, which included costs that were capitalized as software development cost and amounts expensed for employee training. As a result of the court judgement, the Company recorded interest expense of $63,731 for prejudgment interest awarded to Cap Gemini during the first quarter of 2002. The Company also recorded a reduction of $48,400 to the carrying value of capitalized software assets and a reduction of $48,393 to direct expenses for the final settlement of the liability to Cap Gemini during the first quarter of 2002.

5.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At March 31, 2002 and 2001, 43,109 and 74,649 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

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

                                                Percentage of Total Revenues
                                                ----------------------------
                                                     Three months ended
                                                          March 31,
                                                ----------------------------
                                                     2002         2001

Revenues:                                            100.0%       100.0%
                                                ============================
Operating expenses:
    Direct expenses                                   44.3        48.6
    Selling, general and administrative               31.4        23.3
    Depreciation and amortization                     10.0         9.9
                                                ----------------------------
                  Total operating expenses:           85.7        81.8
                                                ----------------------------
Operating income                                      14.3%       18.2%
                                                ============================

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total revenues. Total revenues for the three-month period ended March 31, 2002 were $4,049,000 compared to $4,091,000 in the three month period ended March 31, 2001. The first quarter revenue were essentially flat compared to the prior year.

Direct expenses. Direct expenses decreased 9.8% to $1,795,000 in the three-month period ended March 31, 2002 from $1,989,000 in the same period during 2001. The decrease in direct expenses in the 2002 period was due to decreases in labor and payroll expenses of $201,000 and fieldwork and fees of $65,000; which were offset by an increase in printing and postage expenses of $26,000 and licenses fees of $45,000. Direct expenses decreased as a percentage of total revenues to 44.3% in the three month period ended March 31, 2002 from 48.6% during the same period of 2001 due to internal processing improvements. Direct expenses as a percentage of total revenues for the balance of 2002 are expected to remain at similar or slightly higher levels.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 33.6% to $1,274,000 for the three-month period ended March 31, 2002 from $953,000 for the same period in 2001. This increase was primarily due to increases in salary and benefit expenses of $129,000, legal and consulting fees of $124,000, product development of $27,000, other tax expense of $31,000 and marketing expenses of $19,000. Theses increases were partially offset by a decrease in office expenses of $15,000. Selling, general, and administrative expenses increased as a percentage of total revenues to 31.4% for the three month period ended March 31, 2002 from 23.3% for the same period in 2001. Selling, general, and administrative expenses as a percentage of total revenues for the balance of 2002 are expected to decrease to the lower 20% range.

Depreciation and amortization. Depreciation and amortization expenses increased to $405,000 in the three-month period ended March 31, 2002 from $403,000 in the same period of 2001. Depreciation and amortization expenses as a percentage of total revenues increased to 10.0% in the three-month period ended March 31, 2002, from 9.9% in the same period of 2001. The depreciation as a percentage of revenue should decrease during the balance 2002.

Other income(expense). Other income and expense increased to $(66,000) in the three-month period ended March 31, 2002 from $(5,000) in the same period of 2001. The increase was due to the recording of $64,000 of prejudgment interest related to the lawsuit resolved during the quarter. The other income and expense should trend to last year's amounts for the balance of the year.

Provision for income taxes. The provision for income taxes totaled $173,000 (37.0% effective tax rate) for the three-month period ended March 31, 2002 as compared to $259,000 (34.0% effective tax rate) for the same period in 2001. The increase in expense is primarily because in 2001 the Company utilized certain nonrecurring federal income tax credits. The effective tax rate for the rest of 2002 is expected to remain at a level similar to its first quarter 2002 level.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sales of securities available-for-sale.

As of March 31, 2002, the Company had cash and cash equivalents of $1,233,000 and working capital of $7,922,000.

During the three months ended March 31, 2002, the Company generated $916,000 of net cash from operating activities as compared to $1,071,000 of net cash generated during the same period in the prior year. The decrease in cash flow was mainly due to a lower net income and partially due to decrease in billings in excess of revenues earned, net increases in trade accounts receivables and unbilled revenues. The decrease in cash flow was partially offset by an increase in accounts payable and accrued expenses.

For the three months ended March 31, 2002, net cash used in investing activities was $782,000 as compared to $1,648,000 during the same period in the prior year. The 2002 decrease in cash used was primarily due to the reduction of purchases of property and equipment by $280,000 (primarily construction expenditures related to the new office building during 2001) and by a decrease of the net of purchases of securities available-for-sale over the proceeds from the maturities of securities of $587,000.

Net cash provided by financing activities was $18,000 for the three months ended March 31, 2002, as compared to $31,000 for the three months ended March 31, 2001. The decrease in cash provided by financing activities during 2002 was due to a decrease in the amount of proceeds from the exercise of stock options.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of costs or deferred revenue on the Company's financial statements and are recognized as income when earned. As of March 31, 2002 and as of December 31, 2001, the Company had $2,585,000 and $2,649,000 of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as unbilled revenue. At March 31, 2002 and December 31, 2001, the Company had $1,680,000 and $1,671,000 of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transitions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of May 3, 2002, 56,700 shares have been repurchased under the new authorization.


ITEM 3   Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 2001.

PART II - Other Information

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibits

         None.

     b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL RESEARCH CORPORATION
                                     -----------------------------


Date: May 15, 2002                   By:    /s/ Michael D. Hays
                                        ---------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: May 15, 2002                   By:    /s/ Patrick E. Beans
                                        ---------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)