Form 10-Q
period 2002-06-30
NATIONAL RESEARCH CORP
filed 2002-08-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       or

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

                     1245 "Q" Street, Lincoln Nebraska 68508
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-2525
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of August 2, 2002: 7,169,055
---------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                       For the Quarter Ended June 30, 2002

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets                                  3
                   Condensed Statements of Income                            4
                   Condensed Statements of Cash Flows                        5
                   Notes to Condensed Financial Statements                 6-7

          Item 2.  Management's Discussion and Analysis of                8-11
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About           12
                   Market Risk


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders      12

          Item 6.  Exhibits and Reports on Form 8-K                         12

          Signatures                                                        13

          Exhibit Index                                                     14

                         PART I - Financial Information
ITEM 1   Financial Statements
                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS
                                                      June 30,     December 31,
                                                        2002           2001
                                                    -----------    ------------
                                                    (unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                         $ 1,869,979    $ 1,080,053
  Investments in marketable debt securities           7,434,919      6,636,543
  Trade accounts receivable, less allowance for
   doubtful accounts of $101,631 and $101,674
   in 2002 and 2001, respectively                     2,337,663      2,141,104
  Unbilled revenues                                   2,019,336      1,671,079
  Prepaid expenses and other                            913,470        286,653
  Income taxes recoverable                                    -        266,034
  Deferred income taxes                                 198,031        210,452
                                                    -----------    -----------
      Total current assets                           14,773,398     12,291,918
                                                    -----------    -----------
Net property and equipment                           12,627,796     12,907,197
                                                    -----------    -----------

Customer lists, net of accumulated amortization         569,886        631,135
Goodwill and other intangibles, net of
 accumulated amortization                             7,908,043      7,908,043
Other                                                    30,978         34,099
                                                    -----------    -----------
      Total assets                                  $35,910,101    $33,772,392
                                                    ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of  notes payable                 $   128,082    $   132,312
  Accounts payable                                      559,789      1,391,043
  Accrued wages, bonuses and profit sharing             561,870        494,446
  Accrued expenses                                      402,637        364,642
  Income taxes payable                                  432,073              -
  Billings in excess of revenues earned               3,499,694      2,649,370
                                                    -----------    -----------
      Total current liabilities                       5,584,145      5,031,813

Notes payable, net of current portion                 5,118,914      5,169,757
Deferred income taxes                                   346,603        217,424
                                                    -----------    -----------
      Total liabilities                              11,049,662     10,418,994
                                                    -----------    -----------
Shareholders' equity:
  Preferred stock, $.01 par value; authorized
   2,000,000 shares, no shares issued and
   outstanding                                                -              -
  Common stock, $.001 par value; authorized
   20,000,000 shares, issued 7,468,400 in 2002
   and 7,395,593 in 2001 outstanding 7,166,700
   in 2002 and 7,093,893 in 2001                          7,468          7,395
  Additional paid-in capital                         17,556,720     17,255,917
  Retained earnings                                   8,787,134      7,597,340
  Accumulated other comprehensive income (loss),
   net of taxes                                          12,186         (4,185)
  Treasury stock, at cost; 301,700 shares in
   2002 and 2001                                     (1,503,069)    (1,503,069)
                                                    -----------    -----------

      Total shareholders' equity                     24,860,439     23,353,398
                                                    -----------    -----------

      Total liabilities and shareholders' equity    $35,910,101    $33,772,392
                                                    ===========    ===========

See accompanying notes to condensed financial statements.

                                NATIONAL RESEARCH CORPORATION
                               CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)

                                       Three months ended             Six months ended
                                            June 30,                      June 30,
                                   --------------------------    --------------------------
                                       2002           2001           2002           2001
                                   -----------    -----------    -----------    -----------
Revenues                           $ 4,799,653    $ 3,367,555    $ 8,848,280    $ 7,458,098
                                   -----------    -----------    -----------    -----------
Operating expenses:
  Direct expenses                    1,779,618      1,696,527      3,574,222      3,685,988
  Selling, general and
   administrative                    1,088,291      1,128,641      2,361,831      2,081,828
  Depreciation and amortization        417,678        464,816        822,356        867,947
                                   -----------    -----------    -----------    -----------

      Total operating expenses       3,285,587      3,289,984      6,758,409      6,635,763
                                   -----------    -----------    -----------    -----------

      Operating income               1,514,066         77,571      2,089,871        822,335

Other income (expense):
  Interest income                       61,095        104,910        124,885        243,889
  Interest expense                    (125,867)      (112,350)      (231,376)      (229,222)
  Other, net                            (5,111)        (4,620)       (71,554)        (9,166)
                                   -----------    -----------    -----------    -----------
      Total other income
       (expense)                       (69,883)       (12,060)      (178,045)         5,501
                                   -----------    -----------    -----------    -----------

      Income before income taxes     1,444,183         65,511      1,911,826        827,836

Provision for income taxes             548,789         22,273        722,031        281,464
                                   -----------    -----------    -----------    -----------

      Net income                       895,394         43,238      1,189,795        546,372
                                   ===========    ===========    ===========    ===========

Net income per share--basic        $       .13    $       .01    $       .17    $       .08
                                   ===========    ===========    ===========    ===========
Net income per share--diluted      $       .12    $       .01    $       .17    $       .08
                                   ===========    ===========    ===========    ===========
Weighted average shares and
 share equivalents outstanding--
 basic                               7,139,946      7,046,367      7,119,803      7,042,838
                                   ===========    ===========    ===========    ===========
Weighted average shares and share
 equivalents outstanding--diluted    7,193,515      7,057,007      7,173,372      7,053,478
                                   ===========    ===========    ===========    ===========

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                    --------------------------
                                                       2002            2001
                                                    -----------    -----------
Cash flows from operating activities:
  Net income                                        $ 1,189,795    $   546,372
  Adjustments to reconcile net income to net
   cash
    Provided by operating activities:
      Depreciation and amortization                     822,356        867,947
      Deferred income taxes                             133,167         63,615
      Gain on sale of property and equipment             (1,420)          (300)
      Gain on sale of other investments                     (18)           ---
      Net changes in assets and liabilities:
        Trade accounts receivable                      (196,559)      (284,835)
        Unbilled revenues                              (348,257)       346,605
        Prepaid expenses and other                     (614,546)      (566,658)
        Accounts payable                               (362,096)        78,147
        Accrued expenses, wages, bonuses, and
         profit sharing                                 105,419       (182,145)
        Income taxes recoverable and payable            698,107          6,693
        Billings in excess of revenues earned           850,324      1,049,746
                                                    -----------    -----------
           Net cash provided by operating
            activities                                2,276,272      1,925,187
                                                    -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                (960,014)      (837,195)
    Proceeds from sale of property and equipment          1,420            300
    Acquisition of healthcare survey business               ---     (3,772,229)
    Purchases of securities available-for-sale       (3,816,042)    (6,330,290)
    Proceeds from the maturities of securities
     available-for-sale                               3,042,487      6,908,012
                                                    -----------    -----------
           Net cash used in investing activities     (1,732,149)    (4,031,402)
                                                    -----------    -----------
Cash flows from financing activities:
    Payments on notes payable                           (55,073)       (64,581)
    Proceeds from exercise of stock options             300,876         88,946
                                                    -----------    -----------
           Net cash provided by financing
            activities                                  245,803         24,365
                                                    -----------    -----------
           Net increase (decrease) in cash and
            cash equivalents                            789,926     (2,081,850)

Cash and cash equivalents at beginning of period    $ 1,080,053    $ 3,218,805
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 1,869,979    $ 1,136,955
                                                    ===========    ===========
Supplemental disclosure of cash paid for:
  Interest                                          $   194,034    $   229,211
                                                    ===========    ===========

  Taxes                                             $     1,410    $   211,267
                                                    ===========    ===========

Supplemental disclosures of noncash investing activities:
  Accounts payable included $184,254 in 2001 for purchases of property and equipment.
    In connection with the Company's acquisition of a business in 2001, the Company assumed unearned revenues of $0.3 million for uncompleted customer contracts.

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

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income from marketable debt securities was $12,186 and $18,962 for the six-month periods ended June 30, 2002 and 2001, respectively.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of adopting this standard, the Company ceased amortizing goodwill and certain other non-amortizable intangible assets effective January 1, 2002. Total amortization expense was $30,624 and $135,230 during the three months ended June 30, 2002 and 2001, respectively, and $61,248 and $210,011 during the six months ended June 30, 2002 and 2001, respectively. Following is the June 30, 2002 and 2001 statement of income data, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

                               Three months ended          Six months ended
                                    June 30,                   June 30,
                             ----------------------    ------------------------
                                2002         2001          2002          2001
                             ---------    ---------    -----------    ---------

Reported net income           895,394       43,238      1,189,795      546,372
Amortization of goodwill,
 net of taxes                      --       58,163             --      103,569
                              -------      -------      ---------      -------
Adjusted net income           895,394      101,401      1,189,795      649,941
                              =======      =======      =========      =======
Reported net income per
 share                          $0.13        $0.01          $0.17        $0.08
Amortization of goodwill,
 net of taxes                      --        $0.01             --        $0.01
                              -------      -------      ---------      -------
Adjusted net income per
 share                          $0.13        $0.02          $0.17        $0.09
                              =======      =======      =========      =======

All of the Company's goodwill and non-amortizable intangible assets are allocated to one reporting unit-the healthcare survey business. The Company also completed it's transitional evaluation of the recoverability of goodwill and non-amortizable intangible assets as of January 1, 2002, using the fair value methodology of SFAS No. 142. The Company's analysis did not result in the recognition of an impairment loss on goodwill or other non-amortizable intangible assets.


4.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At June 30, 2002 and 2001, 42,053 and 72,537 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

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

                                           Percentage of Total Revenues
                                    ------------------------------------------
                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                    ------------------      ------------------
                                      2002       2001         2002       2001
                                    -------    -------      -------    -------

Revenues:                            100.0%     100.0%       100.0%     100.0%
                                    =======    =======      =======    =======
Operating expenses:
  Direct expenses                     37.1       50.4         40.4       49.4
  Selling, general and
   administrative                     22.7       33.5         26.7       27.9
  Depreciation and amortization        8.7       13.8          9.3       11.7
                                    -------    -------      -------    -------
     Total operating expenses:        68.5       97.7         76.4       89.0
                                    -------    -------      -------    -------
Operating income                      31.5%       2.3%        23.6%      11.0%
                                    =======    =======      =======    =======

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenues. Total revenues increased 42.5% in the three month period ended June 30, 2002 to $4.8 million from $3.4 million in the three month period ended June 30, 2001. The increase was primarily due to the addition of new clients, including the major new contract signed in January 2002.

Direct expenses. Direct expenses were essentially flat, at $1.8 million and $1.7 million in the three-month period ended June 30, 2002 and 2001, respectfully. The slight increase in direct expenses in the 2002 period was primarily due to increases in fieldwork of $86,000, labor and payroll expenses of $47,000, and travel and maintenance $29,000. This increase was partially offset by decreases in telephone expense of $28,000, and printing and postage costs of $52,000. Direct expenses as a percentage of total revenues decreased to 37.1% in the three month period ended June 30, 2002 compared to 50.4% during the same period of 2001. Direct expenses as a percentage of total revenues were lower partially due to the mix of telephone versus mail methodology and some volume pricing received during the 2002 quarter. Direct expenses as a percentage of revenue are expected to be higher for the balance of the 2002, similar to the approximately 44% levels reported in the first quarter of 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses were essentially flat, at $1.1 million for each of the three-month periods ended June 30, 2002 and 2001. The slight decrease in the 2002 period was primarily due to decreases in legal and consulting fees of $160,000, and office expenses of $17,000. This decrease was offset by increases in salaries and benefits expense of $80,000, contract services of $40,000, and travel and meals of $17,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 22.7% for the three month period ended June 30, 2002 from 33.5% for the same period in 2001 primarily due to higher revenue levels. Selling, general and administrative expenses as a percentage of revenue for the balance of 2002 are expected to decrease slightly.

Depreciation and amortization. Depreciation and amortization expenses decreased 10.1% to $418,000 in the three-month period ended June 30, 2002 from $465,000 in the same period of 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill and certain other intangible assets. The three-month period ended June 30, 2001 included $88,126 for amortization of certain intangible assets no longer subject to amortization. This was partially offset by the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decreased to 8.7% in the three-month period ended June 30, 2002 from 13.8% in the same period of 2001.

Provision for income taxes. The provision for income taxes totaled $549,000 (38.0% effective tax rate) for the three-month period ended June 30, 2002 as compared to $22,000 (34.0% effective tax rate) for the same period in 2001. The effective tax rate was lower in 2001 due to differences in state income taxes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenues. Total revenues increased 18.6% in the six month period ended June 30, 2002 to $8.8 million from $7.5 million in the six month period ended June 30, 2001. The increase was primarily due to the addition of new clients, including the major new contract signed in January 2002, and, to a lesser extent, by an increase in scope of work from existing clients.

Direct expenses. Direct expenses decreased 3.2% to $3.6 million in the six-month period ended June 30, 2002 from $3.7 million in the same period during 2001. The slight decrease in direct expenses in the 2002 period was primarily due to decreases in labor and payroll expenses of $153,000, and telephone expense of $34,000. This decrease was partially offset by increases in fieldwork and fees of $28,000, travel and maintenance $38,000, and printing and postage costs of $4,000. Direct expenses decreased as a percentage of total revenues to 40.4% in the six-month period ended June 30, 2002 from 49.4% during the same period of 2001. Direct expenses as a percentage of total revenues for the balance of 2002 are expected to increase slightly.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.4% to $2.4 million for the six-month period ended June 30, 2002 from $2.1 million for the same period in 2001. This increase was primarily due to increases in salaries and benefits expense of $265,000, taxes and other fees of $35,000, marketing expenses of $34,000, and travel expenses of $23,000. These increases were partially offset by decreases in legal and consulting fees of $37,000, rents and maintenance of $7,000, and recruiting expenses of $32,000. Selling, general, and administrative expenses as a percentage of total revenues decreased to 26.7% for the six month period ended June 30, 2002 from 27.9% for the same period in 2001.

Depreciation and amortization. Depreciation and amortization expenses decreased 5.3% to $822,000 in the six-month period ended June 30, 2002 from $868,000 in the same period of 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill and certain other intangible assets. The six-month period ended June 30, 2001 included $156,923 for amortization of certain intangible assets no longer subject to amortization. This was partially offset by the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decrease to 9.3% in the six-month period ended June 30, 2002 from 11.7% in the same period of 2001.

Other income (expense). Other income and expense increased to $(72,000) in the six-month period ended June 30, 2002 from $(9,000) in the same period of 2001. The increase was due to the recording of $64,000 of prejudgment interest related to the lawsuit resolved in the first quarter of 2002. The other income and expense should trend to last year's amounts for the balance of the year.

Provision for income taxes. The provision for income taxes totaled $722,000 (37.8% effective tax rate) for the six-month period ended June 30, 2002 as compared to $281,000 (34.0% effective tax rate) for the same period in 2001. The effective tax rate was lower in 2001 due to differences in state income taxes.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sales of securities available-for-sale.

As of June 30, 2002, the Company had cash and cash equivalents of $1.9 million and working capital of $9.2 million.

During the six months ended June 30, 2002, the Company generated $2.3 million of net cash from operating activities as compared to $1.9 million of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to higher net income, as well as changes in accrued expenses and income taxes payable. This was offset by the timing of collections of accounts receivable, the timing of costs incurred in advance of billings on certain projects and a decrease in accounts payable.

For the six months ended June 30, 2002, net cash used in investing activities was $1.7 million as compared to $4.0 million during the same period in the prior year. The 2002 net cash used in investing activities was primarily due to the investment of $960,000 in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, and an increase of the net of purchases of securities available-for-sale over the proceeds from the maturities of securities of $774,000. The 2001 net cash used in investing activities was primarily due to the purchase of The Picker Institute's healthcare survey business ($3.8 million) and an investment of $837,000 in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, which was partially offset by the net proceeds of maturities of securities available-for-sale over the purchase of securities available for sale of $578,000.

Net cash generated in financing activities was $246,000 for the six months ended June 30, 2002 compared to $24,000 during the same period in the prior year. The cash provided by financing activities during 2002 and 2001 was primarily due to proceeds from exercised stock options.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 2002 and as of December 31, 2001, the Company had $3.5 million and $2.6 million of deferred revenues, respectively. The increase in deferred revenues at June 30, 2002 results primarily from pre-selling of the Company's annually published NRC Healthcare Market Guide(R). The revenues related to the sales of the product are expected to be recognized during the third quarter following completion of the product and delivery to the customers. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At June 30, 2002 and December 31, 2001, the Company had $2.0 million and $1.7 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of July 31, 2002, 56,700 shares have been repurchased under the new authorization.

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, a liability for exit costs would not be recognizable based upon the date that an entity commits to an exit plan. Instead, liabilities and expenses associated with exit plan activities are required to be expensed as incurred under the new standard. This statement also establishes that fair value is the objective for initial measurement of the liability. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002.

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


PART II - Other Information

ITEM 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company held it annual meeting of shareholders on May 1, 2002. At such meeting, (a) JoAnn M. Martin and Paul C. Schorr, III were reelected as directors of the Company for terms to expire at the 2005 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: JoAnn M. Martin--6,630,374 shares voted for, 154,830 shares withholding authority, 0 abstentions and 0 broker non-votes, and Paul C. Schorr, III--6,630,374 shares voted for, 154,830 shares withholding authority, 0 abstentions and 0 broker non-votes; and (b) the National Research Corporation 2001 Equity Incentive Plan was approved pursuant to the following vote:
5,465,511 shares voted for, 194,230 shares voted against, 1,300 shares abstained from voting and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2002 annual meeting of shareholders are as follows: terms expiring at the 2003 meeting - Michael D. Hays and John N. Nunnelly; and terms expiring at the 2004 meeting - Patrick E. Beans.

ITEM 6    Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          (99.1) Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          (99.2) Certification of the Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL RESEARCH CORPORATION



Date: August 14, 2002               By:  /s/ Michael D. Hays
                                       -----------------------------------------
                                         Michael D. Hays
                                         President and Chief Executive Officer



Date: August 14, 2002               By:  /s/ Patrick E. Beans
                                       -----------------------------------------
                                         Patrick E. Beans
                                         Vice President, Treasurer, Secretary
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION


                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 2002


                           Exhibit
                           -------

(99.1) Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(99.2) Certification of the Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350