Form 10-Q
period 2002-09-30
NATIONAL RESEARCH CORP
filed 2002-11-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No X
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of October 31, 2002: 7,236,712 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 2002

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Balance Sheets                                 3
                    Condensed Statements of Income                           4
                    Condensed Statements of Cash Flows                       5
                    Notes to Condensed Financial Statements                6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8-11

          Item 3.   Quantitative and Qualitative Disclosures About          12
                    Market Risk

          Item 4.   Controls and Procedures                                 12


PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                      13

          Signatures                                                        14

          Certifications                                                 15-16

          Exhibit Index                                                     17

                         PART I - Financial Information

ITEM 1   Financial Statements
                          NATIONAL RESEARCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                   September 30,    December 31,
                                                        2002            2001
                                                   -------------    ------------
                                                    (unaudited)
                   Assets

Current assets:
   Cash and cash equivalents                        $ 1,658,296     $ 1,080,053
   Investments in marketable debt securities          8,931,761       6,636,543
   Trade accounts receivable, less allowance
    for doubtful accounts of $60,820 and
    $101,674 in 2002 and 2001, respectively           2,837,594       2,141,104
   Unbilled revenues                                  2,284,300       1,671,079
   Prepaid expenses and other                           274,183         286,653
   Income taxes recoverable                                 ---         266,034
   Deferred income taxes                                181,529         210,452
                                                    -----------     -----------
      Total current assets                           16,167,663      12,291,918
                                                    -----------     -----------
Net property and equipment                           12,552,646      12,907,197
                                                    -----------     -----------

Customer lists, net of accumulated amortization         599,949         631,135
Goodwill and other intangibles, net of
 accumulated amortization                             7,910,965       7,908,043
Other                                                    29,724          34,099
                                                    ------------    -----------
      Total assets                                  $37,260,947     $33,772,392
                                                    ===========     ===========

      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of  notes payable                $   128,082     $   132,312
   Accounts payable                                     400,673       1,391,043
   Accrued wages, bonuses and profit sharing            639,651         494,446
   Accrued expenses                                     423,687         364,642
   Income taxes payable                                 670,059             ---
   Billings in excess of revenues earned              2,984,963       2,649,370
                                                    -----------     -----------
      Total current liabilities                       5,247,115       5,031,813

Notes payable, net of current portion                 5,078,570       5,169,757
Deferred income taxes                                   412,455         217,424
                                                    -----------     -----------
      Total liabilities                              10,738,140      10,418,994
                                                    -----------     -----------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized
    2,000,000 shares, no shares issued and
    outstanding                                               -               -
   Common stock, $.001 par value; authorized
    20,000,000 shares, issued 7,535,434 in 2002
    and 7,395,593 in 2001 outstanding 7,230,834
    in 2002 and 7,093,893 in 2001                         7,527           7,395
   Additional paid-in capital                        17,798,883      17,255,917
   Retained earnings                                 10,213,675       7,597,340
   Accumulated other comprehensive income
    (loss), net of taxes                                 24,520          (4,185)
   Treasury stock, at cost; 304,600 in 2002 and
    301,700 shares in 2001                           (1,521,798)     (1,503,069)
                                                    -----------     -----------
      Total shareholders' equity                     26,522,807       23,353,398
                                                    -----------     -----------
      Total liabilities and shareholders' equity    $37,260,947     $33,772,392
                                                    ===========     ===========

See accompanying notes to condensed financial statements.

                                    NATIONAL RESEARCH CORPORATION
                                   CONDENSED STATEMENTS OF INCOME
                                             (Unaudited)

                                                Three months ended            Nine months ended
                                                   September 30,                September 30,
                                               2002           2001           2002           2001
                                           ------------   ------------   ------------   ------------

Revenues                                   $  7,317,037   $  6,104,832   $ 16,165,316   $ 13,562,930
                                           ------------   ------------   ------------   ------------

Operating expenses:
  Direct expenses                             3,388,030      2,688,610      6,962,252      6,323,551
  Selling, general and administrative         1,200,381      1,383,983      3,562,212      3,516,858
  Depreciation and amortization                 400,884        509,139      1,223,240      1,377,086
                                           ------------   ------------   ------------   ------------

      Total operating expenses                4,989,295      4,581,732     11,747,704     11,217,495
                                           ------------   ------------   ------------   ------------

      Operating income                        2,327,742      1,523,100      4,417,612      2,345,435

Other income (expense):
  Interest income                                63,091         74,092        187,976        317,981
  Interest expense                             (109,313)      (112,920)      (340,689)      (342,142)
  Other, net                                       (696)        (2,269)       (72,250)       (11,435)
                                           ------------   ------------   ------------   ------------

      Total other expense                       (46,918)       (41,097)      (224,963)       (35,596)
                                           ------------   ------------   ------------   ------------

      Income before income taxes              2,280,824      1,482,003      4,192,649      2,309,839

Provision for income taxes                      854,282        550,086      1,576,313        831,550
                                           ------------   ------------   ------------   ------------

      Net income                              1,426,542        931,917      2,616,336      1,478,289
                                           ============   ============   ============   ============

Net income per share--basic and diluted    $        .20   $        .13   $        .37   $        .21
                                           ============   ============   ============   ============

Weighted average shares and share
 equivalents outstanding--basic               7,176,323      7,056,563      7,138,581      7,047,463
                                           ============   ============   ============   ============

Weighted average shares and share
 equivalents outstanding--diluted             7,200,344      7,101,548      7,162,602      7,092,448
                                           ============   ============   ============   ============

See accompanying notes to condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Nine months ended
                                                            September 30,
                                                          2002         2001
                                                      -----------   -----------
Cash flows from operating activities:
  Net income                                          $ 2,616,336   $ 1,478,289
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       1,223,240     1,377,086
    Deferred income taxes                                 209,164       103,345
    Gain on sale of property and equipment                 (1,420)         (598)
    Gain on sale of other investments                         (18)          ---
    Changes in assets and liabilities:
      Trade accounts receivable                          (696,490)      117,438
      Unbilled revenues                                  (613,221)      (53,004)
      Prepaid expenses and other                           30,572       (56,092)
      Accounts payable                                   (521,212)      132,056
      Accrued expenses, wages, bonuses, and
       profit sharing                                     204,250      (254,509)
      Income taxes recoverable and (payable)              936,093       482,561
      Billings in excess of revenues earned               335,593      (214,566)
                                                      -----------   -----------
          Net cash provided by operating activities     3,722,887     3,112,006
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of property and equipment                  (1,301,743)   (1,270,030)
  Proceeds from sale of property and equipment              1,420           598
  Acquisition of healthcare survey business               (21,565)   (3,762,229)
  Purchases of securities available-for-sale           (7,536,519)   (9,211,601)
  Proceeds from the maturities of securities
   available-for-sale                                   5,284,811    10,808,011
                                                      -----------   -----------
          Net cash used in investing activities        (3,573,596)   (3,435,251)
                                                      -----------   -----------

Cash flows from financing activities:
  Payments on notes payable                               (95,417)      (96,021)
  Proceeds from exercise of stock options                 543,098       124,231
  Purchase of treasury stock                              (18,729)          ---
                                                      -----------   -----------
          Net cash provided by financing activities       428,952        28,210
                                                      -----------   -----------

          Net increase (decrease) in cash and cash
           equivalents                                    578,243       295,035)

                                                      -----------   -----------
Cash and cash equivalents at beginning of period        1,080,053     3,218,805
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,658,296   $ 2,923,770
                                                      ===========   ===========
Supplemental disclosure of cash paid for:
    Interest                                          $   340,689   $   342,131
                                                      ===========   ===========
    Taxes                                             $   429,660   $   245,754
                                                      ===========   ===========

Supplemental disclosures of noncash investing activities:
  Accounts payable included $210,335 in 2001 for purchases of property and equipment.
  In connection with the Company's acquisition of a business in 2001, the Company assumed unearned revenues of $0.3 million for uncompleted customer contracts. See accompanying notes to condensed financial statements.

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

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission in March 2002.

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's only other source of comprehensive income is unrealized gains or losses on marketable debt securities. Other comprehensive income from marketable debt securities was $28,705 and $30,328 for the nine month periods ended September 30, 2002 and 2001, respectively.

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

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of adopting this standard, the Company ceased amortizing goodwill and certain other non-amortizable intangible assets effective January 1, 2002. Total amortization expense was $16,610 and $175,745 during the three months ended September 30, 2002 and 2001, respectively, and $49,828 and $385,756 during the nine months ended September 30, 2002 and 2001, respectively. The following is the September 30, 2002 and 2001 statement of income data, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     2002        2001        2002        2001
                                  ---------   ---------   ---------   ---------
Reported net income               1,426,542     931,917   2,616,336   1,478,289
Amortization of goodwill, net
 of taxes                                --     105,029          --     231,063
Adjusted net income               1,426,542   1,036,946   2,616,336   1,709,352
Reported net income per share         $0.20       $0.13       $0.37       $0.21
Amortization of goodwill, net
 of taxes                                --       $0.01          --       $0.03
Adjusted net income per share         $0.20       $0.14       $0.37       $0.24


All of the Company's goodwill and non-amortizable intangible assets are allocated to one reporting unit, the healthcare survey business. The Company also completed it's transitional evaluation of the recoverability of goodwill and non-amortizable intangible assets as of January 1, 2002, using the fair value methodology of SFAS No. 142. The Company's analysis did not result in the recognition of an impairment loss on goodwill or other non-amortizable intangible assets.


4.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At September 30, 2002 and 2001, 34,080 and 51,931 options, respectively, have been excluded from the diluted net income per share computation because their exercise prices (ranging from $7.10 to $8.00 per share) exceed the average quoted market value of the Company's stock.

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

                                            Percentage of Total Revenues
                                    --------------------------------------------
                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                    --------------------   ---------------------
                                      2002        2001        2002        2001
                                    --------------------   ---------------------
Revenues:                            100.0%      100.0%      100.0%      100.0%
                                    ====================   =====================
Operating expenses:
  Direct expenses                     46.3        44.0        43.1        46.6
  Selling, general and
   administrative                     16.4        22.7        22.0        25.9
  Depreciation and amortization        5.5         8.3         7.6        10.2
                                    --------------------   ---------------------
      Total operating expenses:       68.2        75.0        72.7        82.7
                                    --------------------   ---------------------
Operating income                      31.8%       25.0%       27.3%       17.3%
                                    ====================   =====================

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total revenues. Total revenues increased 19.9% in the three month period ended September 30, 2002 to $7.3 million from $6.1 million in the three month period ended September 30, 2001. The increase was primarily due to the addition of new clients(including a major contract signed in January 2002). The third quarter in both years includes the seasonal quarterly increase in revenue from the annual release of the Healthcare Market Guide.

Direct expenses. Direct expenses increased 26.0% to $3.4 million in the three month period ended September 30, 2002 from $2.7 million in the same period during 2001. The increase in direct expenses in the 2002 period was primarily due to increases in revenue and consisted of increases in printing and postage costs of $631,000, fieldwork and fees of $238,000, and computer related expenses of $20,000. This increase was partially offset by decreases in labor and payroll expenses of $193,000. Direct expenses as a percentage of total revenues increased to 46.3% in the three month period ended September 30, 2002 from 44.0% during the same period of 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 13.3% to $1.2 million for the three month period ended September 30, 2002 from $1.4 million for the same period in 2001. This decrease was primarily due to decreases in legal and consulting fees of $279,000 incurred primarily in connection with a previously disclosed legal proceeding. This decrease was offset by increases in product development costs and marketing costs of $76,000 and increases in salaries and benefits of $36,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 16.4% for the three month period ended September 30, 2002 from 22.7% for the same period in 2001.

Depreciation and amortization. Depreciation and amortization expenses decreased 21.3% to $401,000 in the three month period ended September 2002 from $509,000 in the same period of 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill and certain other intangible assets. The three month period ended September 30, 2001 included $159,135 for amortization of certain intangible assets no longer subject to amortization. This was partially offset by additional depreciation in 2002 of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decreased to 5.5% in the three-month period ended September 30, 2002 from 8.3% in the same period of 2001.

Provision for income taxes. The provision for income taxes totaled $854,000 (37.5% effective tax rate) for the three month period ended September 30, 2002 as compared to $550,000 (37.2% effective tax rate) for the same period in 2001. The effective tax rate was lower in 2001 due to differences in state income taxes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total revenues. Total revenues increased 19.2% in the nine month period ended September 30, 2002 to $16.2 million from $13.6 million in the nine month period ended September 30, 2001. The increase was primarily due to the addition of new clients(including a major new contract signed in January 2002)and, to a lesser extent, an increase in scope of work from existing clients.

Direct expenses. Direct expenses increased 10.1% to $7.0 million in the nine month period ended September 30, 2002 from $6.3 million in the same period during 2001. The increase was primarily due to increases in revenue and consisted of increases in printing and postage of $679,000, fieldwork and fees of $266,000 and computer expenses of $105,000. This increase was partially offset by decreases in labor and payroll expenses of $447,000. Direct expenses decreased as a percentage of total revenues to 43.1% in the nine month period ended September 30, 2002 from 46.6% during the same period of 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.3% to $3.6 million in the nine month periods ended September 30, 2002 from $3.5 million in the same period during 2001. Increases in salaries and benefits of $188,000, contract services of $100,000 and marketing of $57,000 were partially offset by decreases in legal and consulting fees of $316,000 incurred primarily in connection with a previously disclosed legal proceeding. Selling, general, and administrative expenses as a percentage of total revenues decreased to 22.0% for the nine month period ended September 30, 2002 from 25.9% for the same period in 2001.

Depreciation and amortization. Depreciation and amortization expenses decreased 11.2% to $1.2 million in the nine month period ended September 2002 from $1.4 million in the same period of 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill and certain other intangible assets. The nine month period ended September 30, 2001 included $350,095 for amortization of certain intangible assets no longer subject to amortization. This was partially offset by the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.6% in the nine-month period ended September 30, 2002 from 10.2% in the same period of 2001.

Provision for income taxes. The provision for income taxes totaled $1.6 million (37.6% effective tax rate) for the nine month period ended September 30, 2002 as compared to $832,000 (36.0% effective tax rate) for the same period in 2001. The effective tax rate was lower in 2001 due to differences in state income taxes.


Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sales of securities available-for-sale.

As of September 30, 2002, the Company had cash and cash equivalents of $1.7 million and working capital of $10.9 million.

During the nine months ended September 30, 2002, the Company generated $3.7 million of net cash from operating activities as compared to $3.1 million during the same period in the prior year. The increase in cash flow was mainly due to higher net income, as well as changes in accrued expenses and income taxes payable. This was offset by the timing of collections of accounts receivable, the timing of costs incurred in advance of billings on certain projects and a decrease in accounts payable.

For the nine months ended September 30, 2002, net cash used in investing activities was $3.6 million as compared to $3.4 million during the same period in the prior year. The 2002 net cash used in investing activities was primarily due to the investment of $1.3 million in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, and an increase of the net purchases of securities available-for sale over the proceeds from the maturities of securities of $2.3 million. The 2001 net cash used in investing activities was primarily due to the purchase of The Picker Institute's healthcare survey business ($3.8 million) and investment of $1.3 million in furniture, computer equipment, software and production equipment to support the expansion of the Company's business, and was partially offset by the net proceeds of maturities of securities available-for-sale over the purchase of securities available for sale of $1.6 million.

Net cash generated in financing activities was $429,000 for the nine months ended September 30, 2002 compared to $28,000 of net cash generated during the same period in the prior year. The cash provided by financing activities during 2002 and 2001 was primarily due to proceeds from exercised stock options.

The Company typically bills clients for projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 2002 and as of December 31, 2001, the Company had $3.0 million and $2.6 million of deferred revenues, respectively. The increase in deferred revenues at September 30, 2002 results primarily from project billing before revenues were earned. In addition, when work is performed in advance of billing, the Company records this work as a cost in excess of billings or unbilled revenue. At September 30, 2002 and December 31, 2001, the Company had $2.3 million and $1.7 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

In October 1998, the Company announced plans to repurchase up to 245,000 shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 245,000 shares between October 1998 and March 1999. In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares. As of October 31, 2002, 68,100 shares have been repurchased under the new authorization.

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

In October 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is expected to be effective for fiscal years beginning after December 15, 2002, so we expect to adopt the guidance in our financial statements for the quarter ended March 31, 2003. We have not yet determined the impact of this tentative conclusion on our financial statements.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2001.

ITEM 4    Controls and Procedures

(a) Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15 d-14 (c) under the Securities Exchange Act of 1934 ( the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information


ITEM 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (99.1) Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350

          (99.2) Certification of the Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL RESEARCH CORPORATION



Date: November 14, 2002            By:  /s/ Michael D. Hays
                                       ----------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer



Date: November 14, 2002            By:  /s/ Patrick E. Beans
                                       ----------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer, Secretary and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                  Certification

                  I, Michael D. Hays, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Michael D. Hays
                                        ---------------------------------------
                                        Michael D. Hays
                                        President and Chief Executive Officer

                                  Certification

                  I, Patrick E. Beans, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Patrick E. Beans
                                        ---------------------------------------
                                        Patrick E. Beans
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 30, 2002

               Exhibit
               -------

(99.1) Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss. 1350

(99.2) Certification of the Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350