Form 10-K
period 2001-12-31
NATIONAL RESEARCH CORP
filed 2003-03-31
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number: 0-29466
                          National Research Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                       47-0634000
   -----------------------------                           ---------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

            1245 "Q" Street
           Lincoln, Nebraska                                     68508
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ ]      No  |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 28, 2002: $15,398,303.

Number of shares of the registrant's common stock outstanding at March 3, 2003:
7,245,110 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART 1
                                     ------

ITEM 1.   BUSINESS
          --------

GENERAL

     National Research Corporation ("NRC" or the "Company") believes it is a leading provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company believes it has achieved this leadership position based on its over 21 years of industry experience and its relationships with many of the industry's largest payers and providers. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically satisfaction and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain service quality information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, member retention and profitability.

     Since its founding 22 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company's primary types of information services are renewable performance tracking services, custom research and a renewable syndicated service.

     One of the Company's growth strategies has been to expand its client base by pursuing strategic opportunities to acquire other healthcare performance information providers. In June 1998, the Company acquired Healthcare Research Systems, Ltd., an Ohio-based provider of survey-based performance measurement, analysis and tracking services to the healthcare industry. In May 2001, the Company acquired the Picker Institute's healthcare survey business. The Picker Institute's family of patient and employee surveys are highly regarded in the field of healthcare quality assessment and improvement. In March 2003, the Company acquired Smaller World Communications Inc., a Toronto, Ontario, Canada based provider of survey-based performance measurement, analysis and evaluation to the healthcare industry.

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

INFORMATION SERVICES

     The Listening System is NRC's state-of-the-art data collection process which provides ongoing, renewable performance tracking. This performance tracking program efficiently coordinates and centralizes an organization's satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone based data collection, this assessment process monitors satisfaction across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires that provide limited flexibility and performance insights, NRC's proprietary software generates individualized questionnaires, which include personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations changing information needs, NRC creates personalized questionnaires that evaluate service issues specific to each respondent's healthcare experience and include questions that address core service factors throughout a healthcare organization.

     Unlike most of its competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company's library of questions after a client's needs are determined, as opposed to multiple questionnaires that often bombard the same respondents. As a result, the Company's renewable performance tracking programs and data collection process (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate over surveying (where one respondent receives multiple surveys) and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

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

     The Company's renewable nationally syndicated service, the NRC Healthcare Market Guide, serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Conducted by NRC bi-annually from 1988 to 1996 and annually since 1996, the study is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. The Healthcare Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payors, providers and purchasers are reported in the study, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as alternative medicine usage and healthcare Internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 150 metro areas, 48 states or nationally. The Healthcare Market Guide is delivered to clients via NRC's exclusive web-based electronic delivery system, called IDEAS, which features easy to use graphs, charts and various reports formats for multiple users within the clients organization. Other features of the web-based system include national name search which allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. Clients who have renewed to multiple years of the study utilized the system's trending capability which details how the performance of the healthcare organization changes over time. The proprietary Healthcare Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new health care markets beyond the Company's traditional client base.

CLIENTS

     The Company's ten largest clients accounted for 51%, 50% and 41% of the Company's total revenues in 2002, 2001 and 2000, respectively. A new customer, the U.S. Department of Veterans Affairs, accounted for 18.2% of total revenues in 2002. In addition, HealthSouth Corporation accounted for 8.1%, 11.0% and 12.9% of the Company's revenues in 2002, 2001 and 2000. Recently, HealthSouth became the subject of investigations by several U.S. federal government authorities, including the Department of Justice and the Securities and Exchange Commission.

SALES AND MARKETING

     The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC's sales efforts from Nebraska, California, Kansas, Alabama, Virginia and, beginning in 2003, Montreal, Canada. As compared to the typical industry practice of compensating salespeople with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company's ability to attract top quality sales associates.

     Numerous marketing efforts support the direct sales force's new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company's public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences; (iii) fostering relationships with key industry constituencies; and (iv) an annual Consumer Choice award program recognizing top-ranking health systems in approximately 120 markets.

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

     The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, and syndicated Market Guide, and comparative performance database, and its relationships with leading healthcare payers and providers position the Company to compete in this market.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success depends in part upon its data collection processes, research methods, data analysis techniques and internal systems and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee nondisclosure agreements to protect its systems and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims.

ASSOCIATES

     As of December 31, 2002, the Company employed a total of 88 persons on a full-time basis. In addition, as of such date, the Company had 93 part-time associates primarily in its survey operations, representing approximately 65 full-time equivalent associates. None of the Company's associates are represented by a collective bargaining agreement. The Company considers its relationship with its associates to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of March 1, 2003, regarding the executive officers of the Company:

             Name        Age                   Positions
             ----        ---                   ---------

Michael D. Hays           48     President, Chief Executive Officer and Director

Jona S. Raasch            44     Vice President and Chief Operations Officer

Joseph W. Carmichael      39     Senior Vice President

Patrick E. Beans          45     Vice President, Treasurer, Chief Financial
                                 Officer, Secretary and Director


     Michael D. Hays has served as President and Chief Executive Officer and as a director since he founded the Company in 1981. Prior thereto, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

     Jona S. Raasch has served as Vice President and Chief Operations Officer since September 1988. Prior to joining the Company, Ms. Raasch held various positions with A.C. Nielsen Corporation.

     Joseph W. Carmichael has served as Senior Vice President since May 2002. Prior to May 2002, Mr. Carmichael held various positions with the Company since April 1983, most recently as Vice President, Research and Technology, from December 1997 to May 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2002 fiscal year.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

     The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "NRCI." The following table sets forth the range of high and low closing sales prices for the Common Stock for the period from January 1, 2001 through December 31, 2002:

                                                          High          Low
                                                          -----         -----
     First quarter ended March 31, 2001                   $5.25         $3.50

     Second quarter ended June 30, 2001                   $6.25         $3.50

     Third quarter ended September 30, 2001               $6.35         $5.37

     Fourth quarter ended December 31, 2001               $8.00         $4.95

     First quarter ended March 31, 2002                   $9.00         $6.25

     Second quarter ended June 30, 2002                   $8.00         $6.75

     Third quarter ended September 30, 2002               $7.70         $5.85

     Fourth quarter ended December 31, 2002               $9.43         $6.02

     On March 14, 2003, there were approximately 27 shareholders of record and approximately 500 beneficial owners for the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The selected statement of income data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein.


                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------
                                                      2002 (1)      2001        2000       1999       1998
                                                      --------      ----        ----       ----       ----
                                                                (In thousands, except per share data)
Statement of Income Data:
Revenues ..........................................   $ 22,387    $ 17,674    $ 18,316   $ 18,184   $ 17,665
Operating expenses:
 Direct expenses ..................................      9,556       8,059       9,120     11,133      9,422
 Selling, general and administrative ..............      4,737       4,985       4,602      4,177      4,843
 Depreciation and amortization ....................      1,675       1,917       1,269        817        426
 Acquired-in-process research and development .....       --          --          --         --        2,737
 Cost of closing duplicate facilities and severance
  charges .........................................       --          --          --          364        304
                                                      --------    --------    --------   --------   --------
     Total operating expenses .....................     15,968      14,961      14,991     16,491     17,732
Operating income (loss) ...........................      6,419       2,713       3,325      1,693        (67)
Other income (expenses) ...........................       (258)        (89)        531        530        849
                                                      --------    --------    --------   --------   --------
Income before income taxes ........................      6,161       2,624       3,856      2,223        782
Provision for income taxes ........................      2,311         954       1,139        748        321
                                                      --------    --------    --------   --------   --------
Net income ........................................   $  3,850    $  1,670    $  2,717   $  1,475   $    461
                                                      ========    ========    ========   ========   ========
Net income per share - basic and diluted ..........   $   0.54    $   0.24    $   0.39   $   0.21   $   0.06
                                                      ========    ========    ========   ========   ========
Weighted average shares outstanding - basic .......      7,163       7,053       7,019      7,054      7,283
Weighted average shares outstanding - diluted .....      7,193       7,089       7,025      7,056      7,301

                                                                         December 31,
                                               -----------------------------------------------------------------
                                                         2002       2001        2000       1999       1998
                                                         ----       ----        ----       ----       ----
Balance Sheet Data:
Working capital ...................................    $12,919    $  7,260    $  8,342   $  5,246   $  8,954
Total assets ......................................     38,832      33,772      31,637     29,256     26,279
Total debt, including current portion..............      5,176       5,302       5,430      3,619        105
Total shareholders' equity ........................     28,018      23,353      21,382     18,566     17,435

___________________________

(1) On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill and other non-amortizable intangible assets. If the Company had not amortized goodwill and other non-amortizable intangible assets during the four years ended December 31, 2001, net income would have been $2.00 million in 2001, $2.89 million in 2000, $1.66 million in 1999 and $526,000 in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

     The Company believes its critical accounting policies are:

          o    Revenue recognition;

          o    Valuation of long-lived assets; and

          o    Valuation of goodwill and identifiable intangible assets.

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

     Significant management judgments and estimates must be made and used in connection with revenue recognized using the percentage of completion accounting method. If management made different judgements and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue. The underlying assumptions and judgments that are the most critical to this policy include the estimated progress to date and the estimated costs required to complete the work required under individual customer contracts. The Company uses cost-to-cost methodology, which effectively is based on output measures, in applying the percentage of completion method of accounting. Consequently, the accuracy of estimates may be most sensitive to the Company's ability to efficiently utilize its human resources and the availability and cost of human resources. The Company's estimates are also sensitive, to a lesser degree, to the costs of postage, telephone and related communications and information technology.

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

     Valuation of Long-Lived Assets

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Under this standard, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses the recoverability of its long-lived assets based on estimated undiscounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

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

Valuation of Goodwill and Other Intangible Assets

     Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

     The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result of the adoption of this standard, the Company stopped amortizing goodwill effective January 1, 2002, and did not record any goodwill amortization expense in the Statement of Income for the year ended December 31, 2002. Furthermore, the Company will not record such amortization in future years.

     All of the Company's goodwill is allocated to one reporting unit, the healthcare survey business. During 2002, the Company completed its transitional evaluation of the recoverability of goodwill as of January 1, 2002, using the fair value methodology in SFAS No. 142. The Company's analysis did not result in the recognition of an impairment loss on goodwill as of January 1, 2002.

     As of December 31, 2002, the Company has goodwill of $7.9 million. At least annually (or more frequently as changes in circumstance indicate) the Company will evaluate the estimated fair value of the Company's goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company's reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded.

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

                                                       Percentage of Total Revenues              Percentage Increase
                                                         Year Ended December 31,                      (Decrease)
                                                 -----------------------------------------    ---------------------------
                                                                                                2002 over     2001 over
                                                     2002          2001          2000              2001          2000
                                                     ----          ----          ----              ----          ----
Revenues                                            100.0%        100.0%        100.0%            26.7%         (3.5)%
Operating expenses:
   Direct expenses                                   42.7          45.6          49.8             18.6         (11.6)
   Selling, general and administrative               21.1          28.2          25.1             (5.0)          8.3
   Depreciation and amortization (1)                  7.5          10.8           6.9            (12.6)         50.1
                                                    -----         -----         -----            -----         -----
Total operating expenses                             71.3          84.6          81.8              6.7            --
                                                    -----         -----         -----            -----         -----
Operating income                                     28.7%         15.4%         18.2%           136.6%        (18.4)%
                                                    =====         =====         =====            =====         -----
_______________

(1) During 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill.

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Total revenues. Total revenues increased 26.7% in 2002 to $22.4 million from $17.7 million in 2001. The increase was primarily due to the addition of new clients, including a major contract signed in January 2002 with the U.S. Department of Veteran Affairs.

     Direct expenses. Direct expenses increased 18.6% to $9.6 million in 2002 from $8.1 million in 2001. The increase in direct expenses in 2002 was due primarily to increases in printing and postage expense of $1.3 million, fieldwork expenses of $374,000, miscellaneous other costs and travel of $81,000, computer equipment expenses of $74,000, and rent and maintenance costs of $27,000. These increases were partially offset by decreases in labor and payroll expenses of $320,000 and telephone expenses of $41,000. Direct expenses decreased as a percentage of total revenues to 42.7% in 2002 from 45.6% during 2001 primarily due to the use of the new software for creating and processing surveys. In 2003, direct expenses as a percentage of total revenues are expected to remain at levels similar to 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.0% to $4.7 million in 2002 from $5.0 million in 2001. This was primarily due to decreases in legal and consulting fees of $627,000 (incurred primarily in connection with the legal proceeding discussed in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001), office expenses of $63,000 and taxes (other than income taxes) of $11,000. These decreases were partially offset by increases in salary and benefit expenses of $235,000, marketing expenses of $165,000 and contract services of $66,000. Selling, general and administrative expenses decreased as a percentage of total revenues to 21.1% in 2002 from 28.2% in 2001 mainly due to the reduction in legal fees. In 2003, selling, general and administrative expenses as a percentage of total revenues are expected to remain at levels similar to 2002.

     Depreciation and amortization. Depreciation and amortization expenses decreased 12.6% to $1.7 million in 2002 from $1.9 million in 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill and certain other intangible assets. The year 2001 included $500,000 for amortization of certain intangible assets no longer subject to amortization. The decrease in amortization was partially offset by additional depreciation in 2002 of software, computer equipment and production equipment. Depreciation and amortization expenses decreased as a percentage of total revenues to 7.5% in 2002 from 10.8% in 2001. Depreciation and amortization expenses as a percent of total revenues are expected to decrease slightly in 2003 as compared to 2002.

     Provision for income taxes. The provision for income taxes totaled $2.3 million (37.5% effective tax rate) for 2002 compared to $1.0 million (36.4% effective tax rate) for 2001. The effective tax rate was lower in 2001 due to differences in state income taxes.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

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

     Direct expenses. Direct expenses decreased 11.6% to $8.1 million in 2001 from $9.1 million in 2000. This was due primarily to decreases in labor and payroll expenses of $1.1 million, telephone expenses of $132,000, rent and maintenance costs of $130,000, and computer equipment expenses of $119,000. These decreases were partially offset by increases in printing and postage expense of $244,000 and fieldwork expenses of $38,000. Direct expenses decreased as a percentage of total revenues to 45.6% in 2001 from 49.8% during 2000 primarily due to the use of the new software for creating and processing surveys.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.3% to $5 million in 2001 from $4.6 million in 2000. This was primarily due to increases in legal and consulting fees of $1 million (incurred primarily in connection with the legal proceeding discussed in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001), taxes (other than income taxes) of $127,000 and contract services of $117,000. These increases were partially offset by decreases in salary and benefit expenses of $308,000 and product development expenses of $135,000. Selling, general and administrative expenses increased as a percentage of total revenues to 28.2% in 2001 from 25.1% in 2000 mainly due to legal fees. Excluding legal and consulting fees, selling, general and administrative expenses were 22.7% of revenues in 2001 and 24.9% of revenues in 2000.

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

     As of December 31, 2002, the Company had cash and cash equivalents of $991,000 and working capital of $12.9 million.

     During 2002, the Company generated $4.3 million of net cash from operating activities as compared to $3.1 million and $2.0 million of net cash generated during 2001 and 2000, respectively. The increase in operating cash flow was due, in part, to an increase in billings in excess of revenues earned and an increase in income taxes payable. These increases were partially offset by increases in trade accounts receivables and unbilled revenues and a decrease in accounts payable.

     Net cash used in investing activities was $4.9 million for 2002, $5.4 million for 2001, and $1.9 million for 2000. The 2002 net cash used in investing activities was primarily due to the investment of $1.5 million in furniture, computer equipment, software and production equipment to support the expansion of the Company's business and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $3.3 million. The 2001 increase in cash used in investing activities was primarily due to the $3.8 million acquisition of the Picker Institute's healthcare survey business and an investment of $1.5 million for the renovation of the Company's new building and the purchase of furniture, computer equipment and software. The 2000 use of cash was primarily a result of an investment of $6.2 million in the renovation of the Company's new building and the purchase of furniture, computer equipment and software. These uses of cash were partially offset by a decrease in investments available-for-sale of $3.3 million. The Company's investments available-for-sale consist principally of United States government securities with maturities of three years or less.

     Net cash provided by financing activities was $473,000 for 2002, compared to $133,000 for 2001 and $1.9 million in 2000. The 2002 cash provided was primarily from the $692,000 of proceeds from issuance of common stock through the exercise of stock options. The 2001 cash provided was primarily from the $261,000 of proceeds from issuance of common stock through the exercise of stock options. The 2000 cash provided was primarily from additional borrowings of $1.8 million for the financing to renovate the Company's new office building and the $113,000 proceeds from issuance of common stock through the exercise of stock options.

     On March 17, 2003, the Company purchased the stock of Smaller World Communications Inc., a Toronto, Canada based company, for $950,000 in cash, plus additional contingent consideration, as discussed below. The Company has budgeted approximately $1,000,000 for additional expenditures in 2003 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2003 will be primarily for computer hardware and software, production equipment and furniture.

     The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company's financial statements and are recognized as income when earned. As of December 31, 2002 and 2001, the Company had $3.3 million and $2.7 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At December 31, 2002 and 2001, the Company had $1.9 million and $1.7 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

     As of December 31, 2002, the Company had obligations to make cash payments in the following amounts in the future:

                                                                    Payments Due During
                                         Total      -----------------------------------------------------
      Contractual Obligations           Payments         2003-2004         2005-2006        After 2006
      -----------------------           --------         ---------         ---------        ----------

Long Term Debt                         $5,175,997         $280,880          $341,866        $4,553,251
Purchase Obligations (see below)               --               --                --                --
Operating Leases                          633,673          410,364           223,309                --
                                       ----------         --------          --------        ----------
Total Contractual Cash Obligations     $5,809,670         $691,244          $565,175        $4,553,251
                                       ==========         ========          ========        ==========

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

     The purchase price for Smaller World Communications includes two additional scheduled payments of additional purchase price in 2006 and 2008. The minimum aggregate payments will be $407,000 and the maximum aggregate payments could be $1,171,000, based upon certain revenue goals.

STOCK REPURCHASE PROGRAM

     In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares of Common Stock in the open market or in privately negotiated transitions. As of December 31, 2002, 70,500 shares have been repurchased under that authorization.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the effect of the adoption of SFAS No. 143, but it is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the financial statements.

     In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting for revenues in transactions that involve multiple deliverables in EITF Issue 00-21. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is effective for fiscal years beginning after December 15, 2003, so the Company expects to adopt the guidance in its financial statements for the quarter ended March 31, 2004. The Company has not yet determined the impact of this consensus on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are not expected to have any effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have any effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

     The impact of financial market risk exposure to the Company is not significant. The Company's primary financial market risk exposure consists of interest rate risk related to interest income from the Company's investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company's financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 2002 and 2001, then the Company's interest income would have decreased, and pre-tax income would have decreased approximately $50,000 and $34,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company's interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial information for the fiscal years ended December 31, 2002 and 2001 is as follows (in thousands, except per share data):

                                                                              Quarter Ended
                                             ------------------------------------------------------------------------------------
                                             Dec. 31,   Sept. 30,  June 30,   Mar. 31,   Dec. 31,   Sept. 30,  June 30,  Mar. 31,
                                               2002       2002       2002       2002       2001       2001       2001      2001
                                               ----       ----       ----       ----       ----       ----       ----      ----
Revenues .................................   $ 6,222    $ 7,317    $ 4,800    $ 4,048    $ 4,111    $ 6,105    $ 3,368    $ 4,090
Direct expenses ..........................     2,593      3,388      1,780      1,795      1,736      2,689      1,658      1,976
Selling, general and administrative ......     1,175      1,200      1,088      1,274      1,468      1,384      1,167        966
Depreciation and amortization ............       451        401        418        405        540        509        465        403
                                             -------    -------    -------    -------    -------    -------    -------    -------
Operating income .........................     2,003      2,328      1,514        574        367      1,523         78        745
Other income (expense) ...................       (33)       (47)       (70)      (108)       (53)       (41)       (12)        17
Provision for income taxes ...............       735        854        549        173        122        550         23        259
                                             -------    -------    -------    -------    -------    -------    -------    -------
Net income ...............................   $ 1,235    $ 1,427    $   895    $   293    $   192    $   932    $    43    $   503
                                             =======    =======    =======    =======    =======    =======    =======    =======
Net income per share - basic and diluted .   $  0.17    $  0.20    $  0.13    $  0.04    $  0.03    $  0.13    $  0.01    $  0.07
Weighted average shares outstanding -basic     7,236      7,176      7,140      7,099      7,070      7,057      7,046      7,039
Weighted average shares outstanding
  -diluted ...............................     7,264      7,200      7,194      7,166      7,102      7,099      7,056      7,058


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
National Research Corporation:

We have audited the accompanying balance sheets of National Research Corporation as of December 31, 2002 and 2001 and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

KPMG LLP

February 7, 2003
Omaha, Nebraska

                          NATIONAL RESEARCH CORPORATION
                                 Balance Sheets
                           December 31, 2002 and 2001

                                           Assets                                                  2002           2001
                                           ------                                                  ----           ----
Current assets:
  Cash and cash equivalents..............................................................      $   991,217    $ 1,080,053
  Investments in marketable debt securities..............................................        9,986,677      6,636,543
  Trade accounts receivable, less allowance for doubtful accounts of $67,320 and
   $101,674 in 2002 and 2001, respectively...............................................        4,579,439      2,141,104
  Unbilled revenues......................................................................        1,933,415      1,671,079
  Prepaid expenses and other.............................................................          274,112        286,653
  Income taxes recoverable...............................................................              ---        266,034
  Deferred income taxes..................................................................          183,575        210,452
                                                                                               -----------    -----------
       Total current assets..............................................................       17,948,434     12,291,918

  Net property and equipment.............................................................       12,345,896     12,907,197
  Customer lists, net of accumulated  amortization.......................................          607,004        673,741
  Goodwill, net of accumulated  amortization.............................................        7,888,714      7,865,437
  Other..................................................................................           41,923         34,099
                                                                                               -----------    -----------

       Total assets......................................................................      $38,831,971    $33,772,392
                                                                                               ===========    ===========
                            Liabilities and Shareholders' Equity
                            ------------------------------------
Current liabilities:
  Current portion of notes payable.......................................................      $   131,907    $   132,312
  Accounts payable.......................................................................          565,540      1,391,043
  Accrued wages, bonus and profit sharing................................................          632,837        494,446
  Accrued expenses.......................................................................          366,943        364,642
  Income taxes payable...................................................................           55,558            ---
  Billings in excess of revenues earned..................................................        3,276,813      2,649,370
                                                                                               -----------    -----------
       Total current liabilities.........................................................        5,029,598      5,031,813

  Notes payable, net of current portion..................................................        5,044,090      5,169,757
  Deferred income taxes..................................................................          740,008        217,424
                                                                                               -----------    -----------
       Total liabilities.................................................................       10,813,696     10,418,994
                                                                                               -----------    -----------

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares,
   no shares issued and outstanding......................................................              ---            ---
  Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,560,610 in 2002
   and 7,395,593 in 2001, outstanding 7,245,110 in 2002 and 7,093,893 in 2001............            7,561          7,395
  Additional paid-in capital.............................................................       18,123,603     17,255,917
  Retained earnings......................................................................       11,447,443      7,597,340
  Accumulated other comprehensive income (loss), net of taxes............................           35,371         (4,185)
  Treasury stock, at cost; 315,500 shares in 2002 and 301,700 shares in 2001.............       (1,595,703)    (1,503,069)
                                                                                               -----------    -----------
       Total shareholders' equity........................................................       28,018,275     23,353,398
                                                                                               -----------    -----------

       Total liabilities and shareholders' equity........................................      $38,831,971    $33,772,392
                                                                                               ===========    ===========
See accompanying notes to financial statements.


                          NATIONAL RESEARCH CORPORATION
                              Statements of Income
                       Three years ended December 31, 2002


                                                                 2002           2001            2000
                                                                 ----           ----            ----
Revenues...............................................      $ 22,387,401   $ 17,673,988    $ 18,316,116
                                                             ------------   ------------    ------------

Operating expenses:
   Direct expenses.....................................         9,555,677      8,059,397       9,119,750
   Selling, general and administrative.................         4,737,880      4,985,328       4,602,223
   Depreciation and amortization.......................         1,674,856      1,916,740       1,269,535
                                                             ------------   ------------    ------------
         Total operating expenses......................        15,968,413     14,961,465      14,991,508
                                                             ------------   ------------    ------------

         Operating income..............................         6,418,988      2,712,523       3,324,608
                                                             ------------   ------------    ------------

Other income (expense):
   Interest income.....................................           257,922        385,949         661,675
   Interest expense....................................          (450,104)      (454,166)        (91,709)
   Other, net..........................................           (65,460)       (20,351)        (38,423)
                                                             ------------   ------------    ------------

         Total other income (expense)..................          (257,642)       (88,568)        531,543
                                                             ------------   ------------    ------------

         Income before income taxes....................         6,161,346      2,623,955       3,856,151

Provision for income taxes.............................         2,311,243        953,634       1,139,424

         Net income....................................      $  3,850,103   $  1,670,321    $  2,716,727
                                                             ============   ============    ============
Net income per share - basic and diluted...............      $       0.54   $       0.24    $       0.39
                                                             ============   ============    ============

See accompanying notes to financial statements.

                                             NATIONAL RESEARCH CORPORATION
                                           Statements of Shareholders' Equity
                                                and Comprehensive Income
                                           Three years ended December 31, 2002
                                                                                      Accumulated
                                                            Additional                   Other
                                     Preferred    Common     Paid-in     Retained     Comprehensive      Treasury
                                       Stock      Stock      Capital     Earnings        Income            Stock        Total
                                       -----      -----      -------     --------        ------            -----        -----

Balances at December 31, 1999 .....    $  --      $7,305   $16,839,839  $ 3,210,292      $     --       $(1,491,069)  $18,566,367
Issuance of 27,413 common shares
 for the exercise of stock options        --          27       113,053           --            --                --       113,080
Tax benefit from the exercise of
 options ..........................       --          --        11,828           --            --                --        11,828
Comprehensive income
   Other comprehensive loss, net
    of income taxes of $5,816 .....       --          --            --           --       (13,571)               --       (13,571)
   Net income .....................       --          --            --    2,716,727            --                --     2,716,727
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Total comprehensive income ........       --          --            --    2,716,727       (13,571)               --     2,703,156
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Purchase of 3,000 shares of
 treasury stock ...................       --          --            --           --            --           (12,000)      (12,000)
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Balances at December 31, 2000 .....       --       7,332    16,964,720    5,927,019       (13,571)       (1,503,069)   21,382,431
Issuance of 63,180 common shares
 for the exercise of stock options        --          63       260,998           --            --                --       261,061
Tax benefit from the exercise of
 options ..........................       --          --        30,199           --            --                --        30,199
Comprehensive income
   Other comprehensive income, net
    of income taxes of $3,660 .....       --          --            --           --         9,386                --         9,386
   Net income .....................       --          --            --    1,670,321            --                --     1,670,321
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Total comprehensive income ........       --          --            --    1,670,321         9,386                --     1,679,707
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Balances at December 31, 2001 .....       --       7,395    17,255,917    7,597,340        (4,185)       (1,503,069)   23,353,398
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Purchase of 13,800 shares of
 treasury stock ...................       --          --            --           --            --           (92,634)      (92,634)
Issuance of 165,017 common shares
 for the exercise of stock options        --         166       691,672           --            --                --       691,838
Tax benefit from the exercise of
 options ..........................       --          --       176,014           --            --                --       176,014
Comprehensive income
   Other comprehensive income, net
    of income taxes of $20,378 ....       --          --            --           --        39,556                --        39,556
   Net income .....................       --          --            --    3,850,103            --                --     3,850,103
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Total comprehensive income ........       --          --            --    3,850,103        39,556                --     3,889,569
                                       -----      ------   -----------  -----------      --------       -----------   -----------
Balances at December 31, 2002 .....    $  --      $7,561   $18,123,603  $11,447,443      $ 35,371       $(1,595,703)  $28,018,275
                                       =====      ======   ===========  ===========      ========       ===========   ===========

See accompanying notes to financial statements.

                                             NATIONAL RESEARCH CORPORATION
                                               Statements of Cash Flows
                                          Three years ended December 31, 2002

                                                                           2002            2001            2000
                                                                           ----            ----            ----
Cash flows from operating activities:
   Net income...................................................       $  3,850,103   $  1,670,321    $  2,716,727
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................          1,674,856      1,916,740       1,269,535
     Deferred income taxes......................................            529,083        306,117         356,165
     Gain (loss) on sale of property and equipment..............             (1,420)          (587)         25,682
     Gain (loss) on sale of other investments...................                (86)           ---              43
     Tax benefit from exercise of  stock options................            176,014         30,199          11,828
     Other non-cash charges.....................................                ---         23,313          32,581
     Change in assets and liabilities:
       Trade accounts receivable................................         (2,438,335)      (427,483)      1,204,504
       Unbilled revenues........................................           (262,336)      (423,783)       (624,686)
       Prepaid expenses and other...............................             25,123        (85,384)       (145,272)
       Accounts payable.........................................           (356,345)       103,857        (464,158)
       Accrued expenses, wages, bonus and profit sharing........            138,391       (385,035)       (585,956)
       Income taxes payable and recoverable.....................            321,592       (203,201)       (297,366)
       Billings in excess of revenues earned....................            627,443        554,578      (1,464,487)
                                                                       ------------   ------------    ------------

          Net cash provided by operating activities.............          4,284,083      3,079,652       2,035,140
                                                                       ------------   ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment..........................         (1,534,080)    (1,543,286)     (6,194,318)
   Acquisition, net of cash acquired............................            (23,277)    (3,762,229)            ---
   Purchases of securities available-for-sale...................        (10,802,926)   (13,396,039)    (12,947,873)
   Proceeds from the maturities of securities available-for-sale          7,512,812     13,349,654      17,227,940
   Proceeds from sale of property and equipment.................              1,420            698          27,978
                                                                       ------------   ------------    ------------

Net cash used in investing activities...........................         (4,846,051)    (5,351,202)     (1,886,273)
                                                                       ------------   ------------    ------------

Cash flows from financing activities:
   Payments under line of credit, net...........................                ---            ---      (3,544,000)
   Proceeds from issuance of debt...............................                ---            ---       5,440,000
   Payments on notes payable....................................           (126,072)      (128,263)        (76,729)
   Proceeds from exercise of stock options......................            691,838        261,061         113,080
   Purchase of treasury stock...................................            (92,634)           ---         (12,000)
                                                                       ------------   ------------    ------------

Net cash provided by financing activities.......................            473,132        132,798       1,920,351
                                                                       ------------   ------------    ------------

Net increase (decrease) in cash and cash equivalents............            (88,836)    (2,138,752)      2,069,218

Cash and cash equivalents at beginning of period................          1,080,053      3,218,805       1,149,587
                                                                       ------------   ------------    ------------

Cash and cash equivalents at end of period......................       $    991,217   $  1,080,053    $  3,218,805
                                                                       ============   ============    ============
Supplemental disclosures of noncash investing activities:
  Accounts payable included $210,335 in 2001 for purchase of property and equipment.
  In connection with the Company's acquisition of a business in 2001, the Company assumed unearned revenues of
  $0.3 million for uncompleted customer contracts.


See accompanying notes to financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     National Research Corporation (the "Company") is a provider of ongoing survey-based performance measurement, analysis and tracking services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company's ten largest clients accounted for 51%, 50% and 41% of the Company's total revenues in 2002, 2001 and 2000, respectively. One client accounted for 18.2% of total revenues in 2002. A second client accounted for 18.7% and 14.6% of total revenues in 2001 and 2000, respectively. A third client accounted for 11.0% and 12.9% of total revenues in 2001 and 2000, respectively. The Company operates in a single industry segment.

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

REVENUE RECOGNITION

     The Company derives a substantial majority of its operating revenues from its annually renewable services, which include the NRC Listening System ("Performance Tracking Services") and the NRC Healthcare Market Guide ("Renewable Syndicated Service"). Under the NRC Listening System, the Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its syndicated NRC Healthcare Market Guide, the Company publishes healthcare market information for its clients generally on an annual basis. The Company also derives revenues from custom and other research projects.

     The Company recognizes revenues from its Performance Tracking Services and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and customers are obligated to pay as services are performed. The recognized revenue is the percent of estimated total revenues that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon the most recent information. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

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

     For costs of software developed for internal use, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $372,000, $913,000 and $596,000 of costs incurred for the development of internal use software for the years ended December 31, 2002, 2001 and 2000, respectively, with such costs classified as property and equipment.

     The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses both straight-line and accelerated methods of depreciation and amortization over estimated useful lives of five to ten years for furniture and fixtures, three to five years for computer equipment, three to five years for capitalized software and forty years for the Company's new office building.

IMPAIRMENT OF LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Under this standard, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses the recoverability of its long-lived assets based on estimated undiscounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement replaced the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and required an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

     The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, the Company stopped amortizing goodwill effective January 1, 2002, therefore, the Company has not recorded any goodwill amortization expense in the Statement of Income for the year ended December 31, 2002 and will not record such amortization in future years.

     All of the Company's goodwill is allocated to one reporting unit, the healthcare survey business. During 2002, the Company completed its transitional evaluation of the recoverability of goodwill as of January 1, 2002, using the fair value methodology in SFAS No. 142. The Company's analysis did not result in the recognition of an impairment loss on goodwill as of January 1, 2002.

     As of December 31, 2002, the Company has goodwill of $7.9 million. At least annually (or more frequently as changes in circumstance indicate) the Company will evaluate the estimated fair value of its goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company's reporting unit having goodwill greater than the estimated fair value, impairment charges will be recorded.

     Total amortization expense of goodwill was $-0-, $518,000, $274,000 during the years ended 2002, 2001 and 2000 respectively. The following is the 2002, 2001 and 2000 statement of income data, adjusted as if SFAS No. 142 had been effective as of January 1, 2000:

                                                           2002             2001               2000
                                                           ----             ----               ----
Reported net income..................................   $ 3,850,104      $ 1,670,321       $ 2,716,727
Amortization of goodwill, net of taxes...............            --          329,854           173,007
                                                       --------------  ----------------   ---------------
Adjusted net income..................................   $ 3,850,104      $ 2,000,175       $ 2,889,734
                                                       ==============  ================   ===============

Reported net income per share........................         $0.54            $0.24             $0.39
Amortization of goodwill, net of taxes...............            --            $0.05             $0.02
                                                       --------------  ----------------   ---------------
Adjusted net income per share........................         $0.54            $0.29             $0.41
                                                       ==============  ================   ===============

MARKETABLE SECURITIES

     All marketable securities held by the Company at December 31, 2002 and 2001 were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, if any, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

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

STOCK OPTION PLANS

     The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                                2002            2001           2000
                                                                                ----            ----           ----
                                                                             (in thousands, except per share amounts)
Pro forma:
  Net income, as reported............................................          $3,850           $1,670         $2,717
  Net income, adjusted for the fair value method.....................          $3,796           $1,607         $2,687
  Income per share, as reported (1)..................................           $0.54            $0.24          $0.39
  Income per share, adjusted for the fair value method (1)...........           $0.53            $0.23          $0.39

(1) Amounts are the same for both basic and diluted income per share.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

     Net income per share has been calculated and presented for "basic" and "diluted" per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and common equivalent shares outstanding. At December 31, 2002, 2001 and 2000, the Company had 2,000, 72,591 and 77,519 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

     The weighted average shares outstanding is calculated as follows:

                                                                   2002          2001           2000
                                                                   ----          ----           -----
Common stock............................................         7,163,194     7,053,245     7,019,097
Dilutive effect of options..............................            29,853        35,289         5,409
                                                                 ---------     ---------     ---------
Weighted average shares used for dilutive
   per share............................................         7,193,047     7,088,534     7,024,506
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

RECLASSIFICATIONS

     Certain prior-period amounts have been reclassified to conform to the 2002 presentation. These reclassifications did not affect net income for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the effect of the adoption of SFAS No. 143, but it is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting for revenues in transactions that involve multiple deliverables in EITF Issue 00-21. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is effective for fiscal years beginning after December 15, 2003, so the Company expects to adopt the guidance in its financial statements for the quarter ended March 31, 2004. The Company has not yet determined the impact of this consensus on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are not expected to have any effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have any effect on the Company's financial statements.

(2)  ACQUISITIONS
     ------------

     On May 7, 2001, the Company acquired the healthcare survey business of The Picker Institute. The aggregate purchase price for the acquisition was $4.1 million, consisting of cash of $3.2 million, assumed liabilities for uncompleted customer contracts of $0.3 million and direct costs of acquisition of $0.6 million. The results of the acquired business have been included in the Company's operating results since the acquisition. The Company allocated the excess of purchase price over net assets acquired entirely to goodwill. Prior to 2002, the goodwill was amortized using an estimated useful life of 10 years for financial reporting purposes. The goodwill is being amortized over 15 years and is fully deductible for income tax purposes.

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

                                                                               Pro Forma Years
                                                                             Ended December 31,
                                                                    -------------------------------------
                                                                        2001                     2000
                                                                        ----                     ----
                                                                            (Dollars in thousands)
                                                                                  (unaudited)
        Revenues......................................                $18,760                   $21,574
        Net income....................................                $ 1,743                   $ 2,161
        Earnings per share............................                $  0.25                   $  0.31

(3)  INVESTMENTS IN MARKETABLE DEBT SECURITIES
     -----------------------------------------

     The amortized cost, gross realized holding gains and losses and fair value of securities by major security type and class of security at December 31, 2002, were as follows:

                                                                             Gross            Gross
                                                                           Unrealized      Unrealized
                                                           Amortized        Holding          Holding
                                                             Cost            Gains           Losses         Fair Value
                                                           ---------       ----------      -----------      ----------
         Debt securities:
         Obligations of U.S. government agencies         $  9,933,084     $     53,593    $        ---     $  9,986,677
                                                         ------------     ------------    ------------     ------------

         Total....................................       $  9,933,084     $     53,593    $        ---     $  9,986,677
                                                         ============     ============    ============     ============

     The amortized cost, gross unrealized holding gains and losses and fair value by major security type and class of security at December 31, 2001 were as follows:

                                                                             Gross            Gross
                                                                           Unrealized      Unrealized
                                                           Amortized        Holding          Holding
                                                             Cost            Gains           Losses         Fair Value
                                                           ---------       ----------      -----------      ----------
         Debt securities:
         Obligations of U.S. government agencies         $  6,642,884     $        ---    $     (6,341)    $  6,636,543
                                                         ------------     ------------    ------------     ------------
         Total....................................       $  6,642,884     $        ---    $     (6,341)    $  6,636,543
                                                         ============     ============    ============     ============

     There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2002, 2001 or 2000. The fair value and amortized cost of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               At December 31, 2002
                                                                  -----------------------------------------------
                                                                          Fair                 Amortized
                                                                         Value                    Cost
                                                                         -----                 ----------
          Due after three months through one year..................   $2,614,650               $2,608,584
          Due after one year through five years....................    7,372,017                7,324,500
                                                                      ----------               ----------
                                                                      $9,986,667               $9,933,084
                                                                      ==========               ==========

(4)  PROPERTY AND EQUIPMENT
     ----------------------

     At December 31, 2002 and 2001, property and equipment consisted of the following:

                                                                          2002               2001
                                                                          ----               ----
          Furniture and equipment...................................   $ 1,534,047       $ 1,429,032
          Computer equipment and software...........................     7,314,006         6,390,505
          Building..................................................     7,919,793         7,888,355
          Land......................................................       425,000           425,000
                                                                       -----------       -----------
                                                                        17,192,846        16,132,892
          Less accumulated depreciation and amortization............     4,846,950         3,225,695
                                                                       -----------       -----------
          Net property and equipment................................   $12,345,896       $12,907,197
                                                                       ===========       ===========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Goodwill and other intangible assets consist of the following at December 31, 2002 and 2001:

                                                                      2002             2001
                                                                      ----             ----
         Customer lists......................................      $   787,048      $   787,048
         Less accumulated amortization.......................          180,044          113,307
                                                                   -----------      -----------
            Net customer lists                                         607,004          673,741
                                                                   -----------      -----------

         Goodwill............................................        9,060,980        9,037,703
         Less accumulated amortization.......................        1,172,266        1,172,266
                                                                   -----------      -----------
            Net goodwill.....................................        7,888,714        7,865,437
                                                                   -----------      -----------

         Total net goodwill and intangible assets............      $ 8,495,718      $ 8,539,178
                                                                   ===========      ===========

     The following represents a summary of changes in the Company's carrying amount of goodwill for the year ended December 31, 2002:

         Balance as of January 1,......................            $7,865,437
         Impairment loss...............................                    --
         Other.........................................                23,277
                                                                   ----------
         Balance as of December 31,..........................      $7,888,714
                                                                   ==========

     Aggregate amortization expense for customer lists for the year ended December 31, 2002 was $67,000. Estimated amortization expense for the next five years is $67,000 per year. In addition, the weighted average amortization period for customer lists is 12.28 years.

(6)  INCOME TAXES
     ------------

     Income tax expense consisted of the following components:

                                                       Current            Deferred             Total
                                                       -------            --------             -----
         2002:
           Federal..............................      $ 1,511,603        $   453,133        $1,964,736
           State................................          270,557             75,950           346,507
                                                      -----------        -----------        ----------
              Total.............................      $ 1,782,160        $   529,083        $2,311,243
                                                      ===========        ===========        ==========
         2001:
           Federal..............................      $   573,511        $   267,808        $  841,319
           State................................           74,006             38,309           112,315
                                                      -----------        -----------        ----------
              Total.............................      $   647,517        $   306,117        $  953,634
                                                      ===========        ===========        ==========
         2000:
           Federal..............................      $   608,400        $   310,500        $  918,900
           State................................          174,859             45,665           220,524
                                                      -----------        -----------        ----------
              Total.............................      $   783,259        $   356,165        $1,139,424
                                                      ===========        ===========        ==========

     The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

                                                                          2002          2001          2000
                                                                          ----          ----          ----
        Expected federal income taxes............................      $2,094,900    $ 892,100     $1,311,100
        State income taxes, net of federal benefit...............         228,700       74,100        153,600
        Tax credits and incentives...............................          (3,100)      (2,600)      (386,100)
        Other....................................................          (9,257)      (9,966)        60,824
                                                                       ----------    ---------     ----------
        Total....................................................      $2,311,243    $ 953,634     $1,139,424
                                                                       ==========    =========     ==========

     Deferred tax assets and liabilities at December 31, 2002 and 2001, were comprised of the following:

                                                                    2002          2001
                                                                    ----          ----
Deferred tax assets:
   Allowance for doubtful accounts.........................      $   26,255    $   39,649
   Accrued expenses........................................         168,319       170,800
   Intangible assets.......................................         145,956       418,800
   Investments available-for-sale..........................              --         2,156
                                                                 ----------    ----------
     Gross deferred tax assets.............................         340,530       631,405
Deferred tax liabilities:
   Investments available-for-sale..........................          18,222            --
   Basis in property and equipment.........................         878,741       638,377
                                                                 ----------    ----------
     Gross deferred tax liabilities........................         896,963       638,377
                                                                 ----------    ----------
   Net deferred tax liabilities............................      $ (556,433)   $   (6,972)
                                                                 ==========    ==========

     The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

(7)  NOTES PAYABLE
     -------------

     Notes payable consist of the following:

                                                                                2002             2001
                                                                                ----             ----
     Note payable to US Bank, at 8.25%, payable in monthly installments of
        $46,690 including interest, with final payment of principal and interest due October 31, 2010,
        secured by land and building...............................          $  5,175,997     $  5,297,839
     Other note payable............................................                   ---            4,230
                                                                             ------------     ------------
     Total notes payable...........................................             5,175,997        5,302,069
     Less current portion..........................................               131,907          132,312
                                                                             ------------     ------------
     Notes payable, net of current portion.........................          $  5,044,090     $  5,169,757
                                                                             ============     ============

     The aggregate maturities of notes payable for each of the five years subsequent to December 31, 2002 are: 2003 - $131,907; 2004 - $150,973; 2005 -
$163,910; 2006 - $177,956; and 2007 - $193,155.

(8)  STOCK OPTION PLANS
     ------------------

     In August 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the "1997 Equity Incentive Plan"). The 1997 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 730,000 shares of the Company's common stock through the date of the Company's annual meeting of shareholders in the year 2001. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2002, there were no remaining shares available for issuance under the 1997 Equity Incentive Plan.

     In October 1997, the Board of Directors adopted and the Company's shareholders approved the National Research Corporation Director Stock Plan (the "Director Plan"). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company's common stock. Option exercise prices equal the fair market value of the Company's common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 3,000, 2,000 and 2,000 shares of the Company's common stock were granted in 2002, 2001 and 2000, respectively. At December 31, 2002, there were 19,000 shares available for issuance pursuant to future grants under the Director Plan.

     In August 2001, the Board of Directors adopted, and, on May 1, 2002, the Company's shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan"). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company's common stock. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2002, there were 490,925 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 113,187 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

     Options to purchase shares of common stock have been granted in 2002, 2001 and 2000 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants.

     As of December 31, 2002, no stock appreciation rights, restricted stock or performance shares have been granted under the 1997 Equity Incentive Plan or the 2001 Equity Incentive Plan.

     The weighted average fair value of options granted in 2002, 2001 and 2000 was $2.61, $1.97 and $2.14, respectively. Pro forma net income displayed in Note 1 reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts displayed in Note 1, because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                                           2002               2001              2000
                                                                           ----               ----              ----

           Expected dividend yield at date of grant...........               0                     0                0
           Expected stock price volatility....................            45.0%                 45.0%            45.0%
           Risk-free interest rate............................             3.2%                  4.0%             6.0%
           Expected life of options (in years)................    3.75 to  5.00         3.75 to  5.00     3.75 to 5.00


     The following information relates to options to purchase common stock:

                                                                                            Weighted Average
                                                                  Number of Shares         Exercise Price ($)
                                                                 -------------------    -------------------------
         Balance at December 31, 1999...........................        449,219                    5.70
             Granted............................................         38,218                    4.99
             Exercised..........................................        (27,413)                   4.13
             Canceled...........................................       (118,332)                   5.26
                                                                       ---------

         Balance at December 31, 2000...........................        341,692                    5.90
             Granted............................................         80,197                    5.09
             Exercised..........................................        (63,180)                   4.13
             Canceled...........................................        (51,467)                   6.51
                                                                       ---------

         Balance at December 31, 2001...........................        307,242                    5.95
             Granted............................................         55,438                    6.87
             Exercised..........................................       (165,017)                   4.19
             Canceled...........................................        (38,145)                  12.70
                                                                       ---------

         Balance at December 31, 2002...........................        159,518                    5.36
                                                                       =========
         Exercisable at December 31, 2002.......................         79,276                    4.50
                                                                       =========

     At December 31, 2002, the range of exercise prices for outstanding stock options was $2.19 to $7.60 and the weighted average remaining contractual life of outstanding stock options was 3.25 years, of which 49,850 shares are between $4.99 and $6.87.

(9)  LEASES
     ------

     The Company previously leased office space for a monthly base rental payment plus maintenance and utilities. Rental expense was $3,000, $11,067 and $276,359 during 2002, 2001 and 2000, respectively, and is included in selling, general and administrative expenses in the statements of income. During 2000 the Company moved out of the leased office space and into its own building. The Company also leases printing equipment and services. The future minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2002 are: 2003 - $205,182; 2004 - $205,182; 2005 -
$205,182; 2006 - $18,127; and 2007 - $-0-.

(10) ASSOCIATE BENEFITS
     ------------------

     The Company sponsors a qualified defined contribution profit sharing plan covering substantially all associates with a minimum service of 1,000 hours. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2002, 2001 and 2000.

     The Company also sponsors nonqualified profit sharing bonus and incentive plans for associates and members of executive management of the Company. Expense recorded under these plans was $102,084, $119,279 and $273,793 in 2002, 2001 and 2000, respectively.

(11) SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $450,104, $454,250 and $417,567, respectively, including capitalized interest of $0, $0 and $325,963, respectively.

     For the years ended December 31, 2002, 2001 and 2000, the Company paid income taxes of $1,284,554, $820,519 and $1,068,798, respectively.

     Accounts payable at December 31, 2002, 2001 and 2000, included $0, $210,335 and $555,270, respectively, for purchases of property and equipment.

     In connection with the Company's acquisition of a business during 2001, the Company assumed unearned revenues of $285,702 for uncompleted customer contracts.

(12) LEGAL PROCEEDINGS
     -----------------

     In May 2000, Cap Gemini America, Inc., the software developer of the Company's automated software process (a proprietary system that automates the creation and processing of surveys), filed a lawsuit against the Company in the United States District Court for the District of Nebraska seeking approximately $1.1 million the Company owed but withheld under a consulting agreement between Cap Gemini and the Company. The Company subsequently filed a counter suit against Cap Gemini. On February 21, 2002, a jury returned a verdict partly in favor of Cap Gemini and ordered that the Company pay to Cap Gemini approximately $700,000. This was paid during 2002 and the Company also paid prejudgment interest of approximately $64,000.

(13) SUBSEQUENT EVENT
     ----------------

     On March 17, 2003, the Company acquired the business of Smaller World Communications Inc, based in Toronto, Canada, through an acquisition of all of the outstanding shares of stock. Consideration paid by the Company at closing included a cash payment of $950,000. The Company estimates its direct acquisition costs to be $75,000.

     The purchase price also includes two additional scheduled payments of additional purchase price in 2006 and 2008. The minimum aggregate payments will be $407,000 and the maximum aggregate payments could be $1,171,000, based upon certain revenue goals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by this Item with respect to directors and Section 16 compliance is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Part I, page 6 of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

     The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption "Principal Shareholders" in the Proxy Statement and is hereby incorporated by reference.

     The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002.

                                                                                           Number of securities
                                 Number of securities to                                  remaining available for
                                    be issued upon the         Weighted-average        future issuance under equity
                                 exercise of outstanding      exercise price of             compensation plans
                                  options, warrants and      outstanding options,         (excluding securities
        Plan Category                    rights              warrants and rights      reflected in the first column)
        -------------            ------------------------    --------------------     ------------------------------
Equity compensation plans
approved by security
holders(1)                              159,518                      $4.50                        509,925

Equity compensation plans
not approved by security
holders                                      --                         --                             --
                                        -------                      -----                        -------

Total                                   159,518                      $4.50                        509,925
                                        =======                      =====                        =======

(1)  Includes the Company's 2001 Equity Incentive Plan, 1997 Equity Incentive Plan and Director Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     None.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     (a) Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)      1.    Financial statements - The financial statements listed in
               the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

         2. Financial statement schedule - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

         3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

                                       NATIONAL RESEARCH CORPORATION

                                       By /s/ Michael D. Hays
                                          --------------------------------------
                                          Michael D. Hays
                                          President and Chief Executive Officer

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

        Signature                                       Title                                        Date
        ---------                                       -----                                        ----


/s/ Michael D. Hays                    President, Chief Executive Officer and Director            March 31, 2003
-------------------------------        (Principal Executive Officer)
Michael D. Hays

/s/ Patrick E. Beans                   Vice President, Treasurer, Secretary, Chief                March 31, 2003
-------------------------------        Financial Officer and Director (Principal Financial
Patrick E. Beans                       and Accounting Officer)


/s/ John N. Nunnelly                   Director                                                   March 31, 2003
-------------------------------
John N. Nunnelly


/s/ Paul C. Schorr III                 Director                                                   March 31, 2003
-------------------------------
Paul C. Schorr III


/s/ JoAnn M. Martin                    Director                                                   March 31, 2003
-------------------------------
JoAnn M. Martin


                                 CERTIFICATIONS


     I, Michael D. Hays, certify that:

1. I have reviewed this annual report on Form 10-K of National Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                    /s/ Michael D. Hays
                                         ---------------------------------------
                                         Michael D. Hays
                                         President and Chief Executive Officer

     I, Patrick E. Beans, certify that:

1. I have reviewed this annual report on Form 10-K of National Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                   /s/ Patrick E. Beans
                                       -----------------------------------------
                                       Patrick E. Beans
                                       Vice President, Treasurer and Chief
                                       Financial Officer

                   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                               Page in this Form 10-K
                                                                               ----------------------
Independent Auditors' Report                                                             17

Balance Sheets as of December 31, 2002 and 2001                                          18

Statements of Income for each of the years in the three-year period                      19
ended December 31, 2002

Statements of Shareholders' Equity and Comprehensive Income for each of                  20
the years in the three-year period ended December 31, 2002

Statements of Cash Flows for each of the years                                           21
in the three-year period ended December 31, 2002

Notes to Financial Statements                                                          22-33

Independent Auditors' Report on Financial Statement Schedule                             40


Financial Statement Schedule:                                                            41
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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
National Research Corporation:

Under date of February 7, 2003, we reported on the balance sheets of National Research Corporation as of December 31, 2002 and 2001, and the related statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company's Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.



KPMG LLP

February 7, 2003
Omaha, Nebraska

                          NATIONAL RESEARCH CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at                      Write-offs,       Balance
                                                      Beginning        Bad Debt         Net of           at End
                                                       of Year         Expense        Recoveries        of Year
                                                       -------         -------        ----------        -------
Allowance for doubtful accounts:
  Year Ended December 31, 2000.................        $  63,098         $89,000         $74,822       $  77,276
  Year Ended December 31, 2001.................        $  77,276         $65,000         $40,602       $ 101,674
  Year Ended December 31, 2002.................        $ 101,674         $26,200         $60,554       $  67,320

    See accompanying independent auditors' report.


                                  EXHIBIT INDEX


Exhibit
Number    Exhibit Description
------    -------------------

(3.1) Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation's Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2) By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation's Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.1)* National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)* National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)* National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)+ Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(23)      Independent Auditors' Consent

(99.1) Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(99.2) Certification of the Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(99.3) Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2002 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2002; except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

____________________
*   A management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.