Form 10-Q
period 2003-03-31
NATIONAL RESEARCH CORP
filed 2003-05-15
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-29466
                                                -------

                          National Research Corporation
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Wisconsin                                    47-0634000
              ---------                                    ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                     1245 "Q" Street, Lincoln Nebraska    68508
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-2525
               --------------------------------------------------
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

Common Stock, $.001 par value, outstanding as of May 1, 2003: 7,254,802 shares
------------------------------------------------------------------------------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                      For the Quarter Ended March 31, 2003


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets                   3
                    Consolidated Condensed Statements of Income             4
                    Consolidated Condensed Statements of Cash Flows         5
                    Notes to Consolidated Condensed Financial Statements   6-9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9-12

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                             12

          Item 4.   Controls and Procedures                                 12

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                                        14

          Certifications                                                  15-16

          Exhibit Index                                                     17

                         PART I - Financial Information

ITEM 1.  Financial Statements
         --------------------

                          NATIONAL RESEARCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                           March 31,            December 31,
                                                                                             2003                   2002
                                                                                     ----------------------  --------------------
                                                                                          (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                                         $           1,257,424   $           991,217
   Investments in marketable debt securities                                                    10,857,783             9,986,677
   Trade accounts receivable, less allowance for doubtful
     accounts of $73,320 and $67,320 in 2003 and 2002, respectively                              5,089,655             4,579,439
   Unbilled revenues                                                                             1,460,793             1,933,415
   Prepaid expenses and other                                                                      608,675               274,112
   Income taxes recoverable                                                                          8,777                   ---
   Deferred income taxes                                                                           213,133               183,575
                                                                                     ----------------------  --------------------

             Total current assets                                                               19,496,240            17,948,434
                                                                                     ----------------------  --------------------

Net property and equipment                                                                      12,418,733            12,345,896
                                                                                     ----------------------  --------------------

Customer lists, net of  accumulated amortization                                                   806,686               607,004
Goodwill, net of  accumulated amortization                                                       9,079,734             7,888,714
Other                                                                                               46,946                41,923
                                                                                     ----------------------  --------------------

             Total assets                                                            $           1,848,339   $        38,831,971
                                                                                     ======================  ====================

                          Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of notes payable                                                  $             133,484   $           131,907
   Accounts payable                                                                                590,878               565,540
   Accrued wages, bonuses and profit sharing                                                       757,092               632,837
   Accrued expenses                                                                                435,281               366,943
   Income taxes payable                                                                            431,525                55,558
   Billings in excess of revenues earned                                                         4,281,924             3,276,813
                                                                                     ----------------------  --------------------

             Total current liabilities                                                           6,630,184             5,029,598

Notes payable, net of current portion                                                            5,008,967             5,044,090
Deferred income taxes                                                                              818,198               740,008
Other long-term liabilities                                                                        407,820                   ---
                                                                                     ----------------------  --------------------

             Total liabilities                                                                  12,865,169            10,813,696
                                                                                     ----------------------  --------------------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 2,000,000 shares,
         no shares issued and outstanding                                                              ---                   ---
   Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,570,302 in 2003 and 7,560,610 in 2002, outstanding 7,254,802 in
          2003 and 7,245,110 in 2002                                                                 7,570                 7,561
   Additional paid-in capital                                                                   18,171,188            18,123,603
   Retained earnings                                                                            12,368,038            11,447,443
   Accumulated other comprehensive income, net of taxes                                             32,077                35,371
   Treasury stock, at cost; 315,500 shares in 2003 and 2002                                    (1,595,703)           (1,595,703)
                                                                                     ----------------------  --------------------

             Total shareholders' equity                                                         28,983,170            28,018,275
                                                                                     ----------------------  --------------------

             Total liabilities and shareholders' equity                              $          41,848,339   $        38,831,971
                                                                                     ======================  ====================

See accompanying notes to consolidated condensed financial statements.


                          NATIONAL RESEARCH CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                         ---------------------------------------
                                                               2003                2002
                                                         -----------------  ------------------
Revenues                                                 $     6,057,867    $       4,048,627
                                                         ----------------   ------------------
Operating expenses:
    Direct expenses                                             2,815,695            1,794,604
    Selling, general and administrative                         1,284,183            1,273,541
    Depreciation and amortization                                 445,696              404,678
                                                         -----------------  ------------------

                Total operating expenses                        4,545,574            3,472,823
                                                         -----------------  ------------------

                Operating income                                1,512,293              575,804

Other income (expense):
    Interest income                                                68,828               63,790
    Interest expense                                             (106,525)            (105,509)
    Other, net                                                      4,196              (66,443)
                                                         -----------------  ------------------

                Total other income (expense)                      (33,501)            (108,162)
                                                         -----------------  ------------------

                Income before income taxes                      1,478,792              467,642

Provision for income taxes                                        558,197              173,242
                                                         -----------------  ------------------

                        Net income                       $        920,595   $          294,400
                                                         =================  ==================

Net income per share--basic
    and diluted                                          $           0.13   $             0.04
                                                         =================  ==================

Weighted average shares and share equivalents
  outstanding--basic                                            7,249,017            7,099,436
                                                         =================  ==================

Weighted average shares and share equivalents
  outstanding--diluted                                          7,296,034            7,165,989
                                                         =================  ==================

See accompanying notes to consolidated condensed financial statements.


                          NATIONAL RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               2003             2002
                                                                           --------------  --------------
Cash flows from operating activities:
    Net income                                                             $     920,595   $     294,400
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                            445,696         404,678
        Deferred income taxes                                                     52,747          93,235
        Loss on sale of other investments                                             --             (18)
        Net changes in assets and liabilities:
           Trade accounts receivable                                            (398,881)       (147,771)
           Unbilled revenues                                                     472,622          (8,835)
           Prepaid expenses and other                                           (325,001)         57,392
           Accounts payable                                                      (22,178)         53,906
           Accrued expenses, wages, bonuses and profit sharing                    63,271         158,216
           Income taxes recoverable and payable                                  366,915          75,660
           Billings in excess of revenues earned                               1,019,268         (64,410)
                                                                           --------------  --------------
                  Net cash provided by operating activities                    2,595,054         916,453
                                                                           --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment                                         (505,440)       (265,528)
    Acquisition, net of cash acquired                                           (961,634)             --
    Purchases of securities available-for-sale                                (2,694,863)     (1,729,310)
    Proceeds from the maturities of securities available-for-sale              1,819,042       1,212,769
                                                                           --------------  --------------
                  Net cash used in investing activities                       (2,342,895)       (782,069)
                                                                           --------------  --------------

Cash flows from financing activities:
    Payments on notes payable                                                    (33,546)        (26,036)
    Proceeds from exercise of stock options                                       47,594          44,167
                                                                           --------------  --------------
                  Net cash provided by financing activities                       14,048          18,131
                                                                           --------------  --------------

                  Net increase  in cash and cash equivalents                     266,207         152,515

Cash and cash equivalents at beginning of period                                 991,217       1,080,053
                                                                           --------------  --------------

Cash and cash equivalents at end of period                                 $   1,257,424   $   1,232,568
                                                                           ==============  ==============

Supplemental disclosure of cash paid for:
      Interest expense                                                     $     106,525   $      71,573
                                                                           ==============  ==============

          Income taxes                                                     $     141,931   $       2,953
                                                                           ==============  =============

Supplemental disclosures of noncash activities:
Accounts payable included $210,335 in 2002 for purchases of property and equipment.
In connection with the Company's acquisition of a business in March 2003, the Company acquired current assets of
$165,769 and assumed current liabilities of $162,956

See accompanying notes to consolidated condensed financial statements.


                          NATIONAL RESEARCH CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL REPORTING

The consolidated condensed balance sheet of National Research Corporation (the "Company") at December 31, 2002 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company's Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission in March 2003.

The consolidated condensed financial statements include the accounts of National Research Corporation, and its wholly-owned subsidiaries National Research Corporation Canada and Smaller World Communications Inc. All significant intercompany transactions and balances have been eliminated.

The functional currency of the Company's foreign subsidiaries are those subsidiaries' local currencies. The Company translates the assets and liabilities of foreign subsidiaries at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment as a component of shareholders' equity.

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's other sources of comprehensive income
(loss) are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments. Other comprehensive loss from marketable debt securities and foreign currency translation adjustments was $3,294 and $20,071 for the three-month periods ended March 31, 2003 and 2002, respectively.

3.   ACQUISITION

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. ("SWC"), based in Toronto, Canada. The results of SWC's operations have been included in the consolidated condensed financial statements since the effective date of March 1, 2003. SWC is a provider of performance measurement services for healthcare organizations in Canada. As a result of the acquisition, the Company is expected to be able to accelerate its expansion in Canada. The aggregate minimum purchase price was $1,357,000, of which $950,000 was paid at closing. The purchase price also includes two additional scheduled payments in 2006 and 2008. The minimum aggregate payments of $408,000 have been recorded as other long-term liabilities, and the maximum aggregate payments could be $1,171,000, based upon certain revenue goals. The Company estimates it direct acquisition costs to be $54,000.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is still in process of finalizing the valuations of certain assets; thus, the allocation of the purchase price is subject to refinement:


                                                       Fair Value
                                                       ----------
Current assets                                          $ 165,769
Customer list                                             217,863
Goodwill                                                1,191,020
                                                       ----------
Total acquired assets                                   1,574,652
Less total liabilities                                    162,956
                                                       ----------
Net assets acquired                                    $1,411,696
                                                       ----------

The customer list is being amortized over 5 years.

The results of operations from this acquisition have been included in the consolidated condensed statements of income from the date of the acquisition. The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2002. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

                                           Three months ended March 31,
                                           ----------------------------
                                               2003             2002
                                               ----             ----
                                (dollars in thousands, except per share amounts)
Revenues                                      $6,321           $4,243
Net income                                      $927             $282
  Net income per share -
   basic and diluted                           $0.13            $0.04

4.   STOCK OPTION PLANS

The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.

123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                    For three months ended March 31
                                                                    -------------------------------
                                                                          2003             2002
                                                                          ----             ----
                                                                      (in thousands, except per
                                                                            share amounts)
Pro forma:
  Net income, as reported                                                  $921             $294
  Net income, adjusted for the fair value method                           $901             $280
  Income per share, as reported (1)                                       $0.13            $0.04
  Income per share, adjusted for the fair value method (1)                $0.12            $0.04

(1) Amounts are the same for both basic and diluted income per share.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at March 31, 2003 and December 31, 2002:

                                                                   2003            2002
                                                                   ----            ----
         Customer lists                                       $   1,004,911   $     787,048
         Less accumulated amortization                              198,225         180,044
                                                              -------------   -------------
           Net customer lists                                       806,686         607,004
                                                              -------------   -------------

         Goodwill                                                10,252,000       9,060,980
         Less accumulated amortization                            1,172,266       1,172,266
                                                              -------------   -------------
            Net goodwill                                          9,079,734       7,888,714
                                                              -------------   -------------

         Total net goodwill and intangible assets             $   9,886,420   $   8,495,718
                                                              =============   =============

The following represents a summary of changes in the Company's carrying amount of goodwill for the three months ended March 31, 2003:

         Balance as of January 1, 2003               $ 7,888,714
         Impairment loss                                      --
         Additions                                     1,191,020
                                                     -----------
         Balance as of March 31, 2003                $ 9,079,734
                                                     ===========

6.   SUBSEQUENT EVENT

In May 2003, the Company increased its reserve for bad debts by $100,000 to reflect the current instability at, and changing payment practices of, one of its customers. The Company is currently in the process of evaluating its relationship with the customer, including taking steps so that the Company will receive upfront payment for its services going forward.


7.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and common equivalent shares outstanding. At March 31, 2003 and 2002, -0- and 43,109 options, respectively, have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information derived from the Company's consolidated condensed financial statements, expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated condensed financial statements.

                                                                   Percentage of Total
                                                                      Revenues
                                                           --------------------------------------
                                                                    Three months ended
                                                                         March 31,
                                                           -------------------------------------
                                                                 2003              2002
                                                           -------------------------------------

Revenues:                                                        100.0%            100.0%
                                                           -------------------------------------

Operating expenses:
    Direct expenses                                               46.4             44.3
    Selling, general and administrative                           21.2             31.4
    Depreciation and amortization                                  7.4             10.0
                                                           -------------------------------------
                  Total operating expenses:                       75.0             85.7
                                                           -------------------------------------

Operating income                                                  25.0%            14.3%
                                                           =====================================

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total revenues. Total revenues for the three-month period ended March 31, 2003 were $6,058,000 compared to $4,049,000 in the three month period ended March 31, 2002. The first quarter revenue increased 49.6% compared to the prior year. The increase was primarily due to the addition of new clients, including a major contract signed in January 2002 with the U.S. Department of Veteran Affairs, which had minimal effect on revenue during the first quarter of 2002 but added revenue of over $900,000 during 2003. The balance of the increase is a number of annual contracts signed over the last twelve months.

Direct expenses. Direct expenses increased 56.8% to $2,816,000 in the three-month period ended March 31, 2003 from $1,795,000 in the same period during 2002. The increase in direct expenses in the 2003 period was primarily due the increase in revenue to serve additional customers. The increases were in printing and postage expenses of $553,000, fieldwork and fees of $347,000, and in labor and payroll expenses of $116,000. Direct expenses increased as a percentage of total revenues to 46.4% in the three month period ended March 31, 2003 from 44.3% during the same period of 2002 due partially to the increase in fieldwork expenses. For the balance of 2003, direct expenses as a percentage of total revenues are expected to remain at levels similar to 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses remained flat at $1,284,000 for the three-month period ended March 31, 2003 compared to $1,274,000 for the same period in 2002. The net increase was primarily due to increases in marketing expenses of $134,000, salary and benefit expenses of $37,000, and utilities of $17,000. These increases were partially offset by a decrease in legal and consulting fees of $184,000 relating to the resolution of a lawsuit in the first quarter of 2002. Selling, general, and administrative expenses decreased as a percentage of total revenues to 21.2% for the three month period ended March 31, 2003 from 31.4% for the same period in 2002 due mainly to the reduction in legal and consulting fees. For the balance of 2003, selling, general, and administrative expenses as a percentage of total revenues are expected to remain at similar levels to the first quarter of 2003, which are consistent with the results for the full year of 2002.

Depreciation and amortization. Depreciation and amortization expenses increased to $446,000 in the three-month period ended March 31, 2003 from $405,000 in the same period of 2002. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.4% in the three-month period ended March 31, 2003, from 10.0% in the same period of 2002. The depreciation as a percentage of revenue should decrease slightly during 2003.

Other income (expense). Other income (expense) was ($34,000) in the three-month period ended March 31, 2003 compared to ($108,000) in the same period of 2002. The change was due to the recording in 2002 of $64,000 of prejudgment interest related to the lawsuit resolved during the first quarter of 2002. Other income (expense) should trend to the first quarter of 2003 amounts for the balance of the year.

Provision for income taxes. The provision for income taxes totaled $558,000 (37.7% effective tax rate) for the three-month period ended March 31, 2003 as compared to $173,000 (37.0% effective tax rate) for the same period in 2002. The effective tax rate was lower in 2002 due to differences in state income taxes. The effective tax rate for the rest of 2003 is expected to remain at a level similar to its first quarter 2003 level.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds historically has been cash flow from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sale of securities available-for-sale.

As of March 31, 2003, the Company had cash and cash equivalents of $1.3 million and working capital of $12.9 million.

During the three months ended March 31, 2003, the Company generated $2.6 million of net cash from operating activities as compared to $916,000 of net cash generated during the same period in the prior year. The increase in cash flow was mainly due to a higher net income and partially due to increases in billings in excess of revenues earned and decreases in unbilled revenues, totaling $1.5 million, offset by net increases in trade accounts receivables. Also, the increase in cash flows was partially generated by an increase in accounts payable and accrued expenses, offset by increases in prepaid expenses.

For the three months ended March 31, 2003, net cash used in investing activities was $2.3 million as compared to $782,000 during the same period in the prior year. The 2003 increase in cash used in investing activities was primarily due to the $962,000 acquisition in March 2003 of Smaller World Communications Inc., a Toronto, Canada based company. In addition, cash used in investing activities increased due to an increase of purchases of property and equipment by $240,000 and by an increase of the net of purchases of securities available-for-sale over the proceeds from the maturities of securities of $359,000.

Net cash provided by financing activities was $14,000 for the three months ended March 31, 2003, as compared to $18,000 for the three months ended March 31, 2002. The decrease in cash provided by financing activities during 2003 was primarily due to an increase in the amount of payments on notes payable.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company's financial statements and are recognized as income when earned. As of March 31, 2003 and December 31, 2002, the Company had $4.3 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At March 31, 2003 and December 31, 2002, the Company had $1.5 million and $1.9 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

STOCK REPURCHASE PROGRAM

In April 1999, the Board of Directors of the Company authorized the repurchase of 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of May 1, 2003, 70,500 shares have been repurchased under that authorization.

ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

RECENT DEVELOPMENT

In May 2003, the Company increased its reserve for bad debts by $100,000 to reflect the current instability at, and changing payment practices of, one of its customers. The Company is currently in the process of evaluating its relationship with the customer, including taking steps so that the Company will receive upfront payment for its services going forward.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 2002.

ITEM 4.  Controls and Procedures
         -----------------------

(a) Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15 d-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               (99.1) Certification of the President and Chief Executive Officer
                      pursuant to 18 U.S.C. Section 1350

               (99.2) Certification of the Vice President, Treasurer, Secretary
                      and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

          (b)  Reports on Form 8-K
               -------------------

               The Company filed a Current Report on Form 8-K, dated March 19, 2003, reporting (under Items 7 and 9) that it issued a press release announcing its acquisition of Smaller World Communications Inc. on March 17, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL RESEARCH CORPORATION



Date: May 15, 2003                 By: /s/ Michael D. Hays
                                      -------------------------------------
                                      Michael D. Hays
                                      President and Chief Executive Officer



Date: May 15, 2003                 By: /s/ Patrick E. Beans
                                      -------------------------------------
                                      Patrick E. Beans
                                      Vice President, Treasurer, Secretary and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                 Certifications

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

Date:  May 15, 2003                    /s/ Michael D. Hays
                                       -----------------------------------------
                                           Michael D. Hays
                                           President and Chief Executive Officer

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

Date: May 15, 2003                    /s/ Patrick E. Beans
                                      ------------------------------------------
                                          Patrick E. Beans
                                          Vice President, Treasurer, Secretary
                                          and Chief Financial Officer

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended March 31, 2003

                           Exhibit
                           -------

(99.1) Certification of the President and Chief Executive Officer pursuant to 18
       U.S.C. Section 1350

(99.2) Certification of the Vice President, Treasurer, Secretary and Chief
       Financial Officer pursuant to 18 U.S.C. Section 1350