Form 10-Q
period 2003-06-30
NATIONAL RESEARCH CORP
filed 2003-08-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-29466

                          National Research Corporation
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                   Wisconsin                           47-0634000
                   ---------                           ----------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

                     1245 "Q" Street, Lincoln Nebraska 68508
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (402) 475-2525
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.001 par value, outstanding as of August 1, 2003: 7,296,688
--------------------------------------------------------------------------
shares
------

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                       For the Quarter Ended June 30, 2003


                                                                        Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets                    3
                   Consolidated Condensed Statements of Income              4
                   Consolidated Condensed Statements of Cash Flows          5
                   Notes to Consolidated Condensed Financial Statements   6-9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9-13

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             13

          Item 4.  Controls and Procedures                              13-14

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders     15

          Item 6.  Exhibits and Reports on Form 8-K                        15


          Signatures                                                       16

          Exhibit Index                                                    17

                         PART I - Financial Information

ITEM 1. Financial Statements
        --------------------

                          NATIONAL RESEARCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    June 30,               December 31,
                                                                                      2003                    2002
                                                                                ---------------          ---------------
                                                                                  (unaudited)
                                                      Assets
Current assets:
              Cash and cash equivalents                                          $    2,698,477           $      991,217
              Investments in marketable debt securities                              11,089,291                9,986,677
              Trade accounts receivable, less allowance for doubtful
               accounts of $80,087 and $67,320 in 2003 and 2002,                      4,127,266                4,579,439
               respectively
              Unbilled revenues                                                       1,174,647                1,933,415
              Prepaid expenses and other                                              1,437,036                  274,111
              Income taxes recoverable                                                   60,009                      ---
              Deferred income taxes                                                     221,727                  183,575
                                                                                ---------------          ---------------

                   Total current assets                                              20,808,453               17,948,434
                                                                                ---------------          ---------------

Net property and equipment                                                           12,398,429               12,345,896
                                                                                ---------------          ---------------

Customer relationships, net of  accumulated amortization                                796,148                  607,004
Goodwill, net of  accumulated amortization                                            9,109,860                7,888,714
Other                                                                                    45,654                   41,923
                                                                                ---------------          ---------------

                   Total assets                                                  $   43,158,544           $   38,831,971
                                                                                ===============          ===============

                    Liabilities and Shareholders' Equity
Current liabilities:
              Current portion of notes payable                                   $      136,286           $      131,907
              Accounts payable                                                          640,224                  565,540
              Accrued wages, bonuses and profit sharing                                 819,822                  632,837
              Accrued expenses                                                          396,215                  366,943
              Income taxes payable                                                      125,944                   55,558
              Billings in excess of revenues earned                                   4,834,033                3,276,813
                                                                                ---------------          ---------------

                   Total current liabilities                                          6,952,524                5,029,598

Notes payable, net of current portion                                                 4,973,108                5,044,090
Deferred income taxes                                                                   883,787                  740,008
Other long-term liabilities                                                             445,620                      ---
                                                                                ---------------          ---------------

                   Total liabilities                                                 13,255,039               10,813,696
                                                                                ---------------          ---------------

Shareholders' equity:
              Preferred stock, $.01 par value; authorized 2,000,000 shares,
                  no shares issued and outstanding                                          ---                      ---
              Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,609,679 in 2003 and 7,560,610 in 2002,
               outstanding 7,294,179 in  2003 and 7,245,110 in 2002                       7,608                    7,561
              Additional paid-in capital                                             18,589,713               18,123,603
              Retained earnings                                                      13,276,029               11,447,443
              Unearned compensation                                                    (408,221)                       -
              Accumulated other comprehensive income, net of taxes                       34,079                   35,371
              Treasury stock, at cost; 315,500 shares in 2003 and 2002               (1,595,703)              (1,595,703)
                                                                                ---------------          ---------------

                   Total shareholders' equity                                        29,903,505               28,018,275
                                                                                ---------------          ---------------

                   Total liabilities and shareholders' equity                    $   43,158,544           $   38,831,971
                                                                                ===============          ===============

See accompanying notes to consolidated condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three months ended                    Six months ended
                                                                  June 30,                             June 30,
                                                      ----------------------------------  ---------------------------------
                                                           2003              2002              2003             2002
                                                      ---------------   ----------------  ----------------  ---------------

Revenues                                               $   6,128,692     $    4,799,653    $   12,186,559    $   8,848,280
                                                      ---------------   ----------------  ----------------  ---------------

Operating expenses:
    Direct expenses                                        2,667,675          1,779,618         5,483,370        3,574,222
    Selling, general and administrative                    1,532,973          1,088,291         2,817,156        2,361,831
    Depreciation and amortization                            482,242            417,678           927,938          822,356
                                                      ---------------   ----------------  ----------------  ---------------

                Total operating expenses                   4,682,890          3,285,587         9,228,464        6,758,409
                                                      ---------------   ----------------  ----------------  ---------------

                Operating income                           1,445,802          1,514,066         2,958,095        2,089,871

Other income (expense):
    Interest income                                           68,141             61,095           136,969          124,885
    Interest expense                                        (107,013)          (125,867)         (213,538)        (231,376)
    Other, net                                                39,037             (5,111)           43,233          (71,554)
                                                      ---------------   ----------------  ----------------  ---------------

                Total other income (expense)                     165            (69,883)          (33,336)        (178,045)
                                                      ---------------   ----------------  ----------------  ---------------

                Income before income taxes                 1,445,967          1,444,183         2,924,759        1,911,826

Provision for income taxes                                   537,976            548,789         1,096,173          722,031
                                                      ---------------   ----------------  ----------------  ---------------

                Net income                             $     907,991     $      895,394    $    1,828,586    $   1,189,795
                                                      ===============   ================  ================  ===============

Net income per share--basic                            $         .13     $          .13    $          .25    $         .17
                                                      ===============   ================  ================  ===============
Net income per share--diluted                          $         .12     $          .12    $          .25    $         .17
                                                      ===============   ================  ================  ===============

Weighted average shares and share equivalents
outstanding--basic                                         7,255,662          7,139,946         7,252,339        7,119,803
                                                      ===============   ================  ================  ===============

Weighted average shares and share equivalents
outstanding--diluted                                       7,302,614          7,193,515         7,298,085        7,173,372
                                                      ===============   ================  ================  ===============

See accompanying notes to consolidated condensed financial statements.

                          NATIONAL RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                             --------------------------
                                                                               2003             2002
Cash flows from operating activities:
    Net income                                                             $ 1,828,586      $ 1,189,795
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          927,938          822,356
        Deferred income taxes                                                  105,233          133,167
        Gain on sale of property and equipment                                      --           (1,420)
        Loss on sale of other investments                                           --              (18)
        Net changes in assets and liabilities:
           Trade accounts receivable                                           628,166         (196,559)
           Unbilled revenues                                                   787,557         (348,257)
           Prepaid expenses and other                                       (1,145,202)        (614,546)
           Accounts payable                                                     22,684         (362,096)
           Accrued expenses, wages, bonuses and profit sharing                  86,026          105,419
           Income taxes recoverable and payable                                 (2,048)         698,107
           Billings in excess of revenues earned                             1,540,069          850,324
                                                                           -----------      -----------
                  Net cash provided by operating activities                  4,779,009        2,276,272
                                                                           -----------      -----------

Cash flows from investing activities:
    Purchases of property and equipment                                       (936,047)        (960,014)
    Proceeds from sale of property and equipment                                    --            1,420
    Acquisition, net of cash acquired                                         (996,888)              --
    Purchases of securities available-for-sale                              (5,956,924)      (3,816,042)
    Proceeds from the maturities of securities available-for-sale            4,858,454        3,042,487
                                                                           -----------      -----------
                  Net cash used in investing activities                     (3,031,405)      (1,732,149)
                                                                           -----------      -----------

Cash flows from financing activities:
    Payments on notes payable                                                  (66,603)         (55,073)
    Proceeds from exercise of stock options                                     57,936          300,876
                                                                           -----------      -----------
                  Net cash (used in) provided by financing activities           (8,667)         245,803
                                                                           -----------      -----------

Effect of exchange rate changes on cash:                                       (31,677)              --

                  Net increase  in cash and cash equivalents                 1,707,260          789,926

Cash and cash equivalents at beginning of period                               991,217        1,080,053
                                                                           -----------      -----------

Cash and cash equivalents at end of period                                 $ 2,698,477      $ 1,869,979
                                                                           ===========      ===========
Supplemental disclosure of cash paid for:
      Interest expense                                                     $   213,538      $   194,034
                                                                           ===========      ===========

      Income taxes                                                         $   991,531      $     1,410
                                                                           ===========      ===========

Supplemental disclosures of noncash activities:
In connection with the Company's acquisition of a business in March 2003, the Company acquired current assets of $171,635 and assumed current liabilities of $164,294.

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

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's other sources of comprehensive income
(loss) are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments. Other comprehensive gain (loss) from marketable debt securities and foreign currency translation adjustments was ($1,292) and $16,371 for the six-month periods ended June 30, 2003 and 2002, respectively.

3.   ACQUISITION

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. ("SWC"), based in Toronto, Canada. The results of SWC's operations have been included in the consolidated condensed financial statements since the effective date of March 1, 2003. SWC is a provider of performance measurement services for healthcare organizations in Canada. As a result of the acquisition, the Company is expected to be able to accelerate its expansion in Canada. The aggregate minimum purchase price was $1,361,000, of which $950,000 was paid at closing. The purchase price also includes two additional scheduled payments in 2006 and 2008. The minimum aggregate payments of $407,000 have been recorded as other long-term liabilities, and the maximum aggregate payments could be $1,171,000, based upon certain revenue goals. The Company estimates it direct acquisition costs to be $85,000.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is still in the process of finalizing the valuations of certain assets; thus, the allocation of the purchase price is subject to refinement:


                                   Fair Value
                                   ----------
Current assets                     $  171,635
Customer relationships                217,863
Goodwill                            1,221,146
                                   ----------
     Total acquired assets          1,610,644
Less total liabilities                164,294
                                   ----------
     Net assets acquired           $1,446,350
                                   ==========

Customer relationships are being amortized over the five year term of the Ontario Health Association contract.

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


                                          Three months ended                       Six months Ended
                                               June 30,                                 June 30,
                                        ----------------------                   ---------------------
                                        2003              2002                   2003             2002
                                        ----------------------                   ---------------------
                                               (dollars in thousands, except per share amounts)

Revenues                               $6,128        $4,937.00                  $12,376      $9,124.00

Net income                             $  908        $  880.00                  $ 1,829      $1,158.00

Net income per share -basic            $ 0.13        $    0.12                  $  0.25      $    0.16

Net income per share -diluted          $ 0.12        $    0.12                  $  0.25      $    0.16

4.   STOCK OPTION PLANS AND RESTRICTED STOCK

The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board "APB" Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.



                                                                         Three months ended       Six months ended
                                                                              June 30,                June 30,
                                                                          ----------------         ---------------
                                                                          2003        2002         2003       2002
                                                                          ----------------         ---------------
                                                                         (in thousands, except per share amounts)
Pro forma:
Net income, as reported                                                   $ 908      $ 895        $1,829    $1,190
Less: stock based compensation expense                                    $  15      $  14        $   43    $   29
Net income, adjusted for the fair value method                            $ 893      $ 881        $1,786    $1,161
Income per share - basic, as reported                                     $0.13      $0.13        $ 0.25    $ 0.17
Income per share- basic, adjusted for the fair value method               $0.12      $0.12        $ 0.25    $ 0.16
Income per share - diluted, as reported                                   $0.12      $0.12        $ 0.25    $ 0.17
Income per share- diluted, adjusted for the fair value method             $0.12      $0.12        $ 0.24    $ 0.16

In June 2003, the Company granted 37,111 restricted shares of common stock under the 2001 Equity Incentive Plan. These shares were awarded at a value of $11.00 per share on the date of grant. The applicable compensation expense will be recognized by the Company over the next five years based on the vesting period of the restricted stock. The unearned compensation is reflected in the accompanying consolidated balance sheet as a component of shareholders' equity.


5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at June 30, 2003 and December 31, 2002:

                                                 2003                2002
                                                 ----                ----
Customer relationships                     $  1,025,455        $    787,048
Less accumulated amortization                   229,307             180,044
                                           ------------        ------------
  Net customer relationships                    796,148             607,004
                                           ------------        ------------

Goodwill                                     10,282,126           9,060,980
Less accumulated amortization                 1,172,266           1,172,266
                                           ------------        ------------
   Net goodwill                               9,109,860           7,888,714
                                           ------------        ------------

Total net goodwill and intangible assets   $  9,906,008        $  8,495,718
                                           ============        ============

The following represents a summary of changes in the Company's carrying amount of net goodwill for the six months ended June 30, 2003:

         Balance as of January 1, 2003           $  7,888,714
         Impairment loss                                   --
         Additions - acquisition                    1,221,146
                                                 ------------
         Balance as of June 30, 2003             $  9,109,860
                                                 ============

6.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. For the income statement periods presented, -0- and 42,053 options, have been excluded from the diluted net income per share computations for 2003 and 2002 respectively, because their exercise price exceeds the fair market value.


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


                                                                 Percentage of Total Revenues
                                                    -----------------------------------------------------
                                                      Three months ended              Six months Ended
                                                           June 30,                        June 30,
                                                    -----------------------------------------------------
                                                    2003             2002           2003             2002
                                                    -----------------------------------------------------

Revenues:                                           100.0%          100.0%          100.0%          100.0%
                                                    =====================           =====================
Operating expenses:
    Direct expenses                                  43.5            37.1            45.0            40.4
    Selling, general and administrative              25.0            22.7            23.1            26.7
    Depreciation and amortization                     7.9             8.7             7.6             9.3
                                                    ---------------------           ---------------------
            Total operating expenses:                76.4            68.5            75.7            76.4
                                                    ---------------------           ---------------------

Operating income                                     23.6%           31.5%           24.3%           23.6%
                                                    =====================           =====================

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total revenues. Total revenues for the three-month period ended June 30, 2003 were $6.1 million compared to $4.8 million in the three month period ended June 30, 2002. The second quarter revenue increased 27.7% compared to the prior year. The increase was primarily due to the addition of new clients, including a major contract signed in March 2003 with the Ontario Hospital Association which added revenue of $796,000 for the three-month period ended June 30, 2003. The balance of the increase is a number of annual contracts signed over the last twelve months.

Direct expenses. Direct expenses increased 49.9% to $2,668,000 in the three-month period ended June 30, 2003 from $1,780,000 in the same period during 2002. The increase in direct expenses in the 2003 period was primarily due to the incremental costs of servicing additional clients. The increases were in printing and postage expenses of $471,000, in labor and payroll expenses of $393,000, and in travel and dues expenses of $30,000. The increases were partially offset by decreases in fieldwork and fees of $18,000. Direct expenses increased as a percentage of total revenues to 43.5% in the three month period ended June 30, 2003 from 37.1% during the same period of 2002. The increase in direct expense percentage in 2003 was partially due to the events relating to HealthSouth during the quarter and, to a greater extent, the mix of services provided during the periods, with 2002 expenses as a percentage of revenue being lower than usual.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 40.9% to $1,533,000 for the three-month period ended June 30, 2003 compared to $1,088,000 for the same period in 2002. The net increase was primarily due to increases in marketing expenses of $68,000, salary and benefit expenses of $264,000, recording of bad debt expenses of $100,000, utilities of $39,000, and contract services and office expenses of $36,000. These increases were partially offset by a decrease in legal and consulting fees of $76,000 relating to the resolution of a lawsuit in 2002. Selling, general, and administrative expenses increased as a percentage of total revenues to 25.0% for the three month period ended June 30, 2003 from 22.7% for the same period in 2002 due partially to the increase in bad debt expense.

Depreciation and amortization. Depreciation and amortization expenses increased to $482,000 in the three-month period ended June 30, 2003 from $418,000 in the same period of 2002. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.9% in the three-month period ended June 30, 2003, from 8.7% in the same period of 2002.

Other income (expense). Other income (expense) was under $1,000 in the three-month period ended June 30, 2003 compared to ($70,000) in the same period of 2002. The change was due to the recording in 2002 of $64,000 of prejudgment interest related to the lawsuit resolved during the first quarter of 2002.

Provision for income taxes. The provision for income taxes totaled $538,000 (37.2% effective tax rate) for the three-month period ended June 30, 2003 as compared to $549,000 (38.0% effective tax rate) for the same period in 2002. The effective tax rate was lower in 2003 due to differences in state income taxes.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenues. Total revenues increased 37.7% in the six month period ended June 30, 2003 to $12.2 million from $8.8 million in the six month period ended June 30, 2002. The increase was primarily due to the addition of new clients, including the U.S. Department of Veteran Affairs signed in January 2002, which was not fully implemented until the end of the first quarter of 2002, and the Ontario Hospital Association, which added revenue of over $930,000 during the first six months of 2003, and, to a lesser extent, by an increase in scope of work from existing clients.

Direct expenses. Direct expenses increased 53.4% to $5.5 million in the six-month period ended June 30, 2003 from $3.6 million in the same period during 2002. The increase in direct expenses in the 2003 period was primarily due to the incremental costs of servicing additional clients. The increases were in printing and postage expenses of $893,000, in labor and payroll expenses of $644,000, fieldwork and fees of $322,000, in travel and dues expenses of $25,000 and utilities of $24,000. Direct expenses increased as a percentage of total revenues to 45.0% in the six-month period ended June 30, 2003 from 40.4% during the same period of 2002. The Company expects that direct expenses as a percentage of total revenues for the balance of 2003 to increase slightly during the third quarter of 2003 due to the delivery of the Healthcare Market Guide, but will decrease during the fourth quarter and be in line with the expected annual margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.3% to $2.8 million for the six-month period ended June 30, 2003 from $2.4 million for the same period in 2002. The net increase was primarily due to increases in salary and benefit expenses of $352,000, marketing expenses of $205,000, recording of bad debt expenses of $100,000, and utilities of $58,000. These increases were partially offset by a decrease in legal and consulting fees of $260,000 relating to the resolution of a lawsuit in 2002. Selling, general, and administrative expenses as a percentage of total revenues decreased to 23.1% for the six month period ended June 30, 2003 from 26.7% for the same period in 2002 primarily due to the decrease in legal fees. For the balance of 2003, the Company expects selling, general and administrative expenses as a percentage of total revenues to decrease and remain at levels similar to the first quarter of 2003.

Depreciation and amortization. Depreciation and amortization expenses increased 12.8% to $928,000 in the six-month period ended June 30, 2003 from $822,000 in the same period of 2002. The increase is primarily due to the the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.6% in the six-month period ended June 30, 2003 from 9.3% in the same period of 2002. The Company expects depreciation and amortization as a percentage of revenue to decrease slightly during 2003.

Other income (expense). Other income and expense decreased to $(33,000) in the six-month period ended June 30, 2003 from $(178,000) in the same period of 2002. The decrease was partially due to the recording of $64,000 of prejudgment interest related to the lawsuit resolved in 2002.

Provision for income taxes. The provision for income taxes totaled $1.1 million (37.5% effective tax rate) for the six-month period ended June 30, 2003 as compared to $722,000 (37.8% effective tax rate) for the same period in 2002. The effective tax rate was lower in 2003 due to differences in state income taxes. For the balance of 2003, the Company expects the effective tax rate to range between 37% and 38%.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flows from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sale of securities available-for-sale.

As of June 30, 2003, the Company had cash and cash equivalents of $2.7 million and working capital of $13.9 million.

During the six months ended June 2003, the Company generated $4.8 million of net cash from operating activities as compared to $2.3 million of net cash generated during the same period in the prior year. The increase in cash flows was due to a higher net income and due to increases in billings in excess of revenues earned, increases in accounts payable and decreases in trade accounts receivables and unbilled revenues, totaling $3.7 million. This increase in cash flows was offset by increases in prepaid expenses and decreases in taxes payable totaling $1.2 million.

For the six months ended June 30, 2003, net cash used in investing activities was $3.0 million as compared to $1.7 million during the same period in the prior year. The 2003 increase in cash used in investing activities was primarily due to the $997,000 acquisition in March 2003 of Smaller World Communications Inc., a Toronto, Canada based company. In addition, cash used in investing activities increased due to an increase of the net of purchases of securities available-for-sale over the proceeds from the maturities of securities of $325,000.

Net cash used by financing activities was $9,000 for the six months ended June 30, 2003, as compared to net cash provided of $246,000 for the six months ended June 30, 2002. The decrease in cash provided by financing activities during 2003 was primarily due to a decrease in the amount of proceeds from exercise of stock options.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company's financial statements and are recognized as income when earned. As of June 30, 2003 and December 31, 2002, the Company had $4.8 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At June 30, 2003 and December 31, 2002, the Company had $1.2 million and $1.9 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

Stock Repurchase Program

In April 1999, the Board of Directors of the Company authorized the repurchase of 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of August 1, 2003, 70,500 shares have been repurchased under that authorization.

In July 2003, the Board of Directors of the Company authorized the repurchase of 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of August 1, 2003, no shares have been repurchased under that authorization.

Restricted Stock

In June 2003, the Company granted 37,111 restricted shares of common stock under the 2001 Equity Incentive Plan. These shares were awarded at a value of $11.00 per share on the date of grant. The applicable compensation expense will be recognized by the Company over the next five years based on the vesting period of the restricted stock. The unearned compensation is reflected in the accompanying consolidated balance sheet as a component of shareholders' equity.

Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" "SFAS No. 149." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities "SFAS No. 133". Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" "SFAS No. 150". SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Company has not experienced any material changes in its market risk exposures since December 31, 2002.

ITEM 4. Controls and Procedures
        -----------------------

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The Company held its annual meeting of shareholders on May 1, 2003. At such meeting, Michael D. Hays and John N. Nunnelly were reelected as directors of the Company for terms to expire at the 2006 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes:
Michael D. Hays -- 7,224,531 shares voted for, 7,200 shares withholding authority, 0 abstentions and 0 broker non-votes, and John N. Nunnelly -- 7,231,681 shares voted for, 50 shares withholding authority, 0 abstentions and 0 broker non-votes. The other directors of the Company whose terms of office continued after the 2003 annual meeting of shareholders are as follows: term expiring at the 2004 meeting - Patrick E. Beans; and terms expiring at the 2005 meeting - JoAnn M. Martin and Paul C. Schorr III.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits
          --------

          (31.1) Certification by the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          (31.2) Certification by the Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          (32.1) Certification of Periodic Financial Report by the Chief
                 Executive Officer and Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K
          -------------------

          1. The Company furnished a Current Report on Form 8-K, dated April 29, 2003, reporting (under Items 7 and 9) the Company's first quarter earnings and related conference call.

          2. The Company filed a Current Report on Form 8-K, dated June 11, 2003, reporting (under items 5 and 7) a modification of its contract with HealthSouth Corporation and a revised earnings guidance for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NATIONAL RESEARCH CORPORATION



Date: August 15, 2003      By:  /s/ Michael D. Hays
                                -----------------------------------------
                                Michael D. Hays
                                President and Chief Executive Officer



Date: August 15, 2003      By:  /s/ Patrick E. Beans
                                -----------------------------------------
                                Patrick E. Beans
                                Vice President, Treasurer, Secretary and
                                Chief Financial Officer (Principal
                                Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period ended June 30, 2003

               Exhibit
               -------

          (31.1) Certification by the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          (31.2) Certification by the Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          (32.1) Certification of Periodic Financial Report by the Chief
                 Executive Officer and Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.