Form 10-Q
period 2003-09-30
NATIONAL RESEARCH CORP
filed 2003-11-14
CIK 70487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-29466

                          National Research Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Wisconsin                              47-0634000
         -------------------------------             --------------------
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

Common Stock, $.001 par value, outstanding as of November 7, 2003: 7,310,756 shares

                          NATIONAL RESEARCH CORPORATION

                                 FORM 10-Q INDEX

                    For the Quarter Ended September 30, 2003


                                                                           Page
                                                                            No.
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets                      3
                   Consolidated Condensed Statements of Income                4
                   Consolidated Condensed Statements of Cash Flows          5-6
                   Notes to Consolidated Condensed Financial Statements    7-10

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10-14

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                               14

          Item 4.  Controls and Procedures                                14-15


PART II.  OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K                          16


          Signatures                                                         17


          Exhibit Index                                                      18

                                    PART I - Financial Information

ITEM 1.  Financial Statements
         --------------------
                                    NATIONAL RESEARCH CORPORATION
                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         September 30,   December 31,
                                                                              2003           2002
                                                                         -------------   ------------
                                                                          (unaudited)
                             Assets
Current assets:
    Cash and cash equivalents                                            $  3,946,721    $    991,217
    Investments in marketable debt securities                              12,155,150       9,986,677
    Trade accounts receivable, less allowance for doubtful
     accounts of $83,892 and $67,320 in 2003 and 2002,                      2,552,054       4,579,439
     respectively
    Unbilled revenues                                                       1,731,565       1,933,415
    Prepaid expenses and other                                                606,291         274,111
    Deferred income taxes                                                     220,835         183,575
                                                                         ------------    ------------

         Total current assets                                              21,212,616      17,948,434
                                                                         ------------    ------------

Net property and equipment                                                 12,250,285      12,345,896
                                                                         ------------    ------------

Customer relationships, net of  accumulated amortization                      766,523         607,004
Goodwill, net of  accumulated amortization                                  9,109,860       7,888,714
Other                                                                          36,111          41,923
                                                                         ------------    ------------

         Total assets                                                    $ 43,375,395    $ 38,831,971
                                                                         ============    ============

               Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of notes payable                                      $    139,181    $    131,907
   Accounts payable                                                           658,538         565,540
   Accrued wages, bonuses and profit sharing                                  803,794         632,837
   Accrued expenses                                                           460,089         366,943
   Income taxes payable                                                       510,814          55,558
   Billings in excess of revenues earned                                    3,240,440       3,276,813
                                                                         ------------    ------------

         Total current liabilities                                          5,812,856       5,029,598

Notes payable, net of current portion                                       4,937,648       5,044,090
Deferred income taxes                                                         957,612         740,008
Other long-term liabilities                                                   443,460            --
                                                                         ------------    ------------

         Total liabilities                                                 12,151,576      10,813,696
                                                                         ------------    ------------

Shareholders' equity:

   Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,624,917 in 2003 and 7,560,610 in 2002, outstanding
    7,305,617 in  2003 and 7,245,110 in 2002                                    7,625           7,561
   Additional paid-in capital                                              18,659,724      18,123,603
   Retained earnings                                                       14,576,250      11,447,443
   Unearned compensation                                                     (387,809)           --
   Accumulated other comprehensive income, net of taxes                        12,605          35,371
   Treasury stock, at cost; 319,300 and 315,500 shares in 2003
    and 2002, respectively                                                 (1,644,576)     (1,595,703)
                                                                         ------------    ------------

         Total shareholders' equity                                        31,223,819      28,018,275
                                                                         ------------    ------------

         Total liabilities and shareholders' equity                      $ 43,375,395    $ 38,831,971
                                                                         ============    ============

See accompanying notes to consolidated condensed financial statements

                                        NATIONAL RESEARCH CORPORATION
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (Unaudited)


                                                     Three months ended              Nine months ended
                                                        September 30                    September 30
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------


Revenues                                        $  7,993,419    $  7,317,037    $ 20,179,978    $ 16,165,316
                                                ------------    ------------    ------------    ------------

Operating expenses:
   Direct expenses                                 3,797,360       3,388,030       9,280,730       6,962,252
   Selling, general and administrative             1,563,760       1,200,381       4,380,916       3,562,212
   Depreciation and amortization                     535,904         400,884       1,463,842       1,223,240
                                                ------------    ------------    ------------    ------------

         Total operating expenses                  5,897,024       4,989,295      15,125,488      11,747,704
                                                ------------    ------------    ------------    ------------

         Operating income                          2,096,395       2,327,742       5,054,490       4,417,612

Other income (expense):
   Interest income                                    76,697          63,091         213,666         187,976
   Interest expense                                 (107,506)       (109,313)       (321,044)       (340,689)
   Other, net                                          4,634            (696)         47,867         (72,250)
                                                ------------    ------------    ------------    ------------

         Total other income (expense)                (26,175)        (46,918)        (59,511)       (224,963)
                                                ------------    ------------    ------------    ------------

         Income before income taxes                2,070,220       2,280,824       4,994,979       4,192,649

Provision for income taxes                           769,999         854,282       1,866,172       1,576,313
                                                ------------    ------------    ------------    ------------

         Net income                             $  1,300,221    $  1,426,542    $  3,128,807    $  2,616,336
                                                ============    ============    ============    ============

Net income per share--basic and diluted         $        .18    $        .20    $        .43    $        .37
                                                ============    ============    ============    ============

Weighted average shares and share
 equivalents outstanding--basic                    7,261,582       7,176,323       7,255,466       7,138,581
                                                ============    ============    ============    ============

Weighted average shares and share
 equivalents outstanding--diluted                  7,330,579       7,200,344       7,304,298       7,162,602
                                                ============    ============    ============    ============

See accompanying notes to consolidated condensed financial statements.

                                   NATIONAL RESEARCH CORPORATION
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           2003           2002
                                                                       ------------   ------------
Cash flows from operating activities:
   Net income                                                          $ 3,128,807    $ 2,616,336
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     1,463,842      1,223,240
       Deferred income taxes                                               192,918        209,164
       Gain on sale of property and equipment                               (2,850)        (1,420)
       Loss (gain) on sale of other investments                                 27            (18)
       Non-cash stock compensation expense                                  20,412           --
       Net changes in assets and liabilities:
          Trade accounts receivable                                      2,174,027       (696,490)
          Unbilled revenues                                                250,372       (613,221)
          Prepaid expenses and other                                      (300,356)        30,572
          Accounts payable                                                  42,683       (521,212)
          Accrued expenses, wages, bonuses and profit sharing              133,792        204,250
          Income taxes recoverable and payable                             442,038        936,093
          Billings in excess of revenues earned                            (54,523)       335,593
                                                                       -----------    -----------
                 Net cash provided by operating activities               7,491,189      3,722,887
                                                                       -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                  (1,296,442)    (1,301,743)
   Proceeds from sale of property and equipment                              2,850          1,420
   Acquisition, net of cash acquired                                      (996,888)       (21,565)
   Purchases of securities available-for-sale                           (8,456,924)    (7,536,519)
   Proceeds from the maturities of securities available-for-sale         6,257,182      5,284,811
                                                                       -----------    -----------
                 Net cash used in investing activities                  (4,490,222)    (3,573,596)
                                                                       -----------    -----------

Cash flows from financing activities:
   Payments on notes payable                                               (99,168)       (95,417)
   Proceeds from exercise of stock options                                 127,964        543,098
   Purchase of treasury stock                                              (48,873)       (18,729)
                                                                       -----------    -----------
                 Net cash (used in) provided by financing activities       (20,077)       428,952
                                                                       -----------    -----------

Effect of exchange rate changes on cash:                                   (25,386)          --

                 Net increase  in cash and cash equivalents              2,955,504        578,243

Cash and cash equivalents at beginning of period                           991,217      1,080,053
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 3,946,721    $ 1,658,296
                                                                       ===========    ===========

Supplemental disclosure of cash paid for:
   Interest expense                                                    $   321,044    $   340,689
                                                                       ===========    ===========

   Income taxes                                                        $ 1,216,112    $   429,660
                                                                       ===========    ===========


Supplemental disclosures of non-cash activities:
In connection with the Company's acquisition of a business in March 2003, the Company acquired current assets of $171,635 and assumed current liabilities of $164,294.
See accompanying notes to consolidated condensed financial statements.

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

The consolidated condensed financial statements include the accounts of National Research Corporation, and its wholly-owned subsidiaries National Research Corporation Canada and Smaller World Communications, Inc. All significant intercompany transactions and balances have been eliminated.

The functional currency of the Company's foreign subsidiaries are those subsidiaries' local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment as a component of shareholders' equity.

2.   COMPREHENSIVE INCOME

Other than its net income, the Company's other sources of comprehensive income
(loss) are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments. Other comprehensive gain (loss) from marketable debt securities and foreign currency translation adjustments was ($22,766) and $28,705 for the nine-month periods ended September 30, 2003 and 2002, respectively.

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
                                                          ==========

Customer relationships are being amortized over five years.

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

--------------------------------------------------------------------------------
                                  Three months ended         Nine months Ended
                                     September 30,             September 30,
                                 -------------------      ----------------------
                                    2003       2002          2003        2002
                                 -------------------      ----------------------
                                (dollars in thousands, except per share amounts)

Revenues                          $ 7,993    $ 7,578       $ 20,443    $ 16,815

Net income                        $ 1,300    $ 1,415       $  3,131    $  2,568

Net income per share - basic      $  0.18    $  0.20       $   0.43    $   0.36

Net income per share - diluted    $  0.18    $  0.20       $   0.43    $   0.36
--------------------------------------------------------------------------------

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

                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                         ---------------------------------------
                                          2003       2002       2003       2002
                                         ---------------------------------------
                                        (in thousands, except per share amounts)
Pro forma:
Net income, as reported                  $1,300     $1,427     $3,129     $2,616
Less: stock based compensation
  expense                                $   43     $   18     $    5     $   47
Net income, adjusted for the fair
  value method                           $1,257     $1,409     $3,044     $2,569
Income per share - basic and diluted,
  as reported                            $ 0.18     $ 0.20     $ 0.43     $ 0.37
Income per share- basic and diluted,
  adjusted for the fair value method     $ 0.17     $ 0.20     $ 0.42     $ 0.36


In June 2003, the Company granted 37,111 restricted shares of common stock under the 2001 Equity Incentive Plan. These shares were awarded at a value of $11.00 per share on the date of grant. The applicable compensation expense will be recognized by the Company over the next five years based on the vesting period of the restricted stock. The unearned compensation is reflected in the accompanying consolidated balance sheet as a component of shareholders' equity. The Company recognized $20,412 of non-cash compensation for the three and nine months of 2003 related to this restricted stock.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at September 30, 2003 and December 31, 2002:

                                                        2003           2002
                                                    ------------   ------------

Customer relationships                              $  1,024,299   $    787,048
Less accumulated amortization                            257,776        180,044
                                                    ------------   ------------
  Net customer relationships                             766,523        607,004
                                                    ------------   ------------

Goodwill                                              10,282,126      9,060,980
Less accumulated amortization                          1,172,266      1,172,266
                                                    ------------   ------------
   Net goodwill                                        9,109,860      7,888,714
                                                    ------------   ------------

Total net goodwill and intangible assets            $  9,876,383   $  8,495,718
                                                    ============   ============

The following represents a summary of changes in the Company's carrying amount of net goodwill for the nine months ended September 30, 2003:

   Balance as of January 1, 2003                         $  7,888,714
   Additions - acquisition                                  1,221,146
                                                         ------------
   Balance as of September 30, 2003                      $  9,109,860
                                                         ============

6.   EARNINGS PER SHARE

Net income per share has been calculated and presented for "basic" and "diluted" data. "Basic" net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas "diluted" net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. For the income statement periods presented, 32,080 options have been excluded from the diluted net income per share computations for 2002 because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                         ---------------------------------------
                                           2003      2002       2003      2002
                                         ---------------------------------------
                                           (in thousands)       (in thousands)

Weighted average shares and share
  equivalents - basic                     7,262     7,176      7,255     7,139
Weighted average dilutive effect
  of options                                 63        24         47        24
Weighted average dilutive effect of
  restricted stock                            6         0          2         0
                                         ---------------------------------------
Weighted average shares and share
  equivalents - dilutive                  7,331     7,200      7,304     7,163
                                         ---------------------------------------



ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

The following table sets forth for the periods indicated, selected financial information derived from the Company's consolidated condensed financial statements, expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated condensed financial statements.

                                               Percentage of Total Revenues
                                         ---------------------------------------
                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                         ---------------------------------------
                                           2003      2002       2003      2002
                                         ---------------------------------------

Revenues:                                 100.0%    100.0%     100.0%    100.0%
                                         ==================   ==================

Operating expenses:
   Direct expenses                         47.5      46.3       46.0      43.1
   Selling, general and administrative     19.6      16.4       21.7      22.0
   Depreciation and amortization            6.7       5.5        7.3       7.6
                                         ------------------   ------------------
         Total operating expenses:         73.8      68.2       75.0      72.7
                                         ------------------   ------------------

Operating income                           26.2%     31.8%      25.0%     27.3%
                                         ==================   ==================

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenues. Total revenues for the three-month period ended September 30, 2003 were $8.0 million compared to $7.3 million in the three month period ended September 30, 2002. The increase was primarily due to the addition of new clients, including a number of annual contracts signed over the last twelve months.

Direct expenses. Direct expenses increased 12.1% to $3.8 million in the three-month period ended September 30, 2003 from $3.4 million in the same period during 2002. The increase in direct expenses in the 2003 period was primarily due to the incremental costs of servicing additional clients. The increases were in labor and payroll expenses of $360,000, in fieldwork and fees of $218,000, and in travel expenses of $54,000. The increases were partially offset by decreases in printing and postage expenses of $240,000. Direct expenses increased as a percentage of total revenues to 47.5% in the three month period ended September 30, 2003 from 46.3% during the same period of 2002. The increase in direct expense percentage in 2003 was due to a great extent, to the mix of services provided during the periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 30.3% to $1.6 million for the three-month period ended September 30, 2003 compared to $1.2 million for the same period in 2002. The net increase was primarily due to increases in salary and benefit expenses of $237,000, contract services and office expenses of $58,000, marketing expenses of $46,000, and utilities of $20,000. Selling, general, and administrative expenses increased as a percentage of total revenues to 19.6% for the three month period ended September 30, 2003 from 16.4% for the same period in 2002.

Depreciation and amortization. Depreciation and amortization expenses increased to $536,000 in the three-month period ended September 30, 2003 from $401,000 in the same period of 2002. The increase is primarily due to the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues increased to 6.7% in the three-month period ended September 30, 2003, from 5.5% in the same period of 2002.

Other income (expense). Other income (expense) decreased to ($26,000) in the three-month period ended September 30, 2003 compared to ($47,000) in the same period of 2002. The change was due to an increase in interest income and other income of $19,000.

Provision for income taxes. The provision for income taxes totaled $770,000 (37.2% effective tax rate) for the three-month period ended September 30, 2003 as compared to $854,000 (37.5% effective tax rate) for the same period in 2002. The effective tax rate was lower in 2003 due to differences in state income taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues. Total revenues increased 24.8% in the nine month period ended September 30, 2003 to $20.2 million from $16.2 million in the nine month period ended September 30, 2002. The increase was primarily due to the addition of new clients, including a number of annual contracts signed over the last twelve months, and, to a lesser extent, by an increase in scope of work from existing clients.

Direct expenses. Direct expenses increased 33.3% to $9.3 million in the nine-month period ended September 30, 2003 from $7.0 million in the same period during 2002. The increase in direct expenses in the 2003 period was primarily due to the incremental costs of servicing additional clients. The increases were in labor and payroll expenses of $1,005,000, in printing and postage expenses of $670,000, fieldwork and fees of $625,000, and in travel expenses of $105,000. This increase was partially offset by decreases in computer related expenses of $126,000 and telephone expenses of $29,000. Direct expenses increased as a percentage of total revenues to 46.0% in the nine-month period ended September 30, 2003 from 43.14% during the same period of 2002. The Company expects direct expenses as a percentage of total revenues for the balance of 2003 to decrease slightly during the fourth quarter of 2003 due to the delivery of the Healthcare Market Guide in the third quarter, and will be in line with the expected annual percent of total revenues of 45%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.0% to $4.4 million for the nine-month period ended September 30, 2003 from $3.6 million for the same period in 2002. The net increase was primarily due to increases in salary and benefit expenses of $482,000, marketing expenses of $301,000, recording of bad debt expenses of $98,000, utilities of $93,000, and contract services of $98,000. These increases were partially offset by a decrease in legal and consulting fees of $253,000 relating to the resolution of a lawsuit in 2002. Selling, general, and administrative expenses as a percentage of total revenues decreased to 21.7% for the nine month period ended September 30, 2003 from 22.0% for the same period in 2002 primarily due to the decrease in legal fees. For the balance of 2003, the Company expects selling, general and administrative expenses as a percentage of total revenues to increase slightly, and will be in line with the expected annual range of 22 to 23% of total revenues.

Depreciation and amortization. Depreciation and amortization expenses increased 19.7% to $1.5 million in the nine-month period ended September 30, 2003 from $1.2 million in the same period of 2002. The increase is primarily due to the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.3% in the nine-month period ended September 30, 2003 from 7.6% in the same period of 2002.

Other income (expense). Other income and (expense) decreased to $(60,000) in the nine-month period ended September 30, 2003 from $(225,000) in the same period of 2002. The decrease was partially due to the recording in 2002 of $64,000 of prejudgment interest related to the lawsuit resolved in 2002.

Provision for income taxes. The provision for income taxes totaled $1.9 million (37.4% effective tax rate) for the nine-month period ended September 30, 2003 as compared to $1.6 million (37.6% effective tax rate) for the same period in 2002. The effective tax rate was lower in 2003 due to differences in state income taxes. For the balance of 2003, the Company expects the effective tax rate to range between 37% and 38%.

Liquidity and Capital Resources

The Company's principal source of funds historically has been cash flows from its operations. The Company's cash flow has been sufficient to provide funds for working capital and capital expenditures, other than expenditures related to the Company's building, which were paid, in part, from the proceeds of borrowings and the sale of securities available-for-sale.

As of September 30, 2003, the Company had cash and cash equivalents of $3.9 million and working capital of $15.4 million.

During the nine months ended September 2003, the Company generated $7.5 million of net cash from operating activities as compared to $3.7 million of net cash generated during the same period in the prior year. The increase in cash flows was primarily due to a higher net income, increases in taxes payable and decreases in trade accounts receivables and unbilled revenues, totaling $2.9 million. This increase in cash flows was partially offset by increases in prepaid expenses of $300,000.

For the nine months ended September 30, 2003, net cash used in investing activities was $4.5 million as compared to $3.6 million during the same period in the prior year. The 2003 increase in cash used in investing activities was primarily due to the $997,000 acquisition in March 2003 of Smaller World Communications Inc., a Toronto, Canada based company.

Net cash used by financing activities was $20,000 for the nine months ended September 30, 2003, as compared to net cash provided of $429,000 for the nine months ended September 30, 2002. The decrease in cash provided by financing activities during 2003 was primarily due to a decrease in the amount of proceeds from exercise of stock options.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company's financial statements and are recognized as income when earned. As of September 30, 2003 and December 31, 2002, the Company had $3.2 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At September 30, 2003 and December 31, 2002, the Company had $1.7 million and $1.9 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

Stock Repurchase Program

In April 1999, the Board of Directors of the Company authorized the repurchase of 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of November 7, 2003, 77,300 shares have been repurchased under that authorization.

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of November 7, 2003, no shares have been repurchased under that authorization.

Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EIFT 00-21 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, Statement 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material effect on the Company's financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2002.

ITEM 4.  Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no significant change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - Other Information


ITEM 5.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              None

         (b) Reports on Form 8-K The Company furnished a Current Report on Form 8-K, dated August 5, 2003, reporting (under Items 7 and 12) the Company's second quarter earnings and related conference call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL RESEARCH CORPORATION



Date: November 14, 2003              By: /s/ Michael D. Hays
                                        ----------------------------------------
                                          Michael D. Hays
                                          President and Chief Executive Officer



Date: November 14, 2003              By: /s/ Patrick E. Beans
                                        ----------------------------------------
                                          Patrick E. Beans
                                          Vice President, Treasurer, Secretary
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                          NATIONAL RESEARCH CORPORATION

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the Quarterly Period ended September 30, 2003


                                     Exhibit


(31.1) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.