Form 10-K
period 2003-12-31
NATIONAL RESEARCH CORP
filed 2004-03-30
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-29466

National Research Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1245 Q Street
Lincoln, Nebraska	68508
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   |X|   No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   [_]   No   |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2003: $25,890,726.04.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 5, 2004: 7,258,286 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.    Business

General

        National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry. The Company believes it has achieved this leadership position based on 23 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.

        Since its founding 23 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, educational services and a renewable syndicated service.

        One of the Company’s growth strategies has been to expand its client base by pursuing strategic opportunities to acquire other healthcare performance information providers. In May 2001, the Company acquired the Picker Institute’s healthcare survey business. The Picker Institute’s family of patient and employee surveys is highly regarded in the field of healthcare quality assessment and improvement. In March 2003, the Company acquired Smaller World Communications Inc., a Toronto, Ontario, Canada based provider of survey-based performance measurement, analysis and evaluation to the healthcare industry in Canada.

        While performance data has always been of interest to healthcare providers and payers, such information has become increasingly important to these entities as a result of regulatory, industry and competitive requirements. In recent years, the healthcare industry has been under significant pressure from consumers, employers and the government to reduce costs. However, the same parties that demanded cost reductions are now concerned that healthcare service quality is being compromised under managed care. This concern has created a demand for consistent, objective performance information by which healthcare providers and payers can be measured and compared and on which physicians’ compensation can, in part, be based.

The NRC Solution

        The Company addresses healthcare organizations’ growing need to track their performance at the enterprise-wide, departmental and physician/caregiver levels. The Company has been at the forefront of the industry in developing tools that enable its clients to collect, in an unobtrusive manner, a substantial amount of comparative performance information in order to analyze and improve their practices to maximize new member and/or patient attraction, experience, member retention and profitability. NRC’s performance assessments offer the tangible measurement of health service quality currently demanded by consumers, employers, industry accreditation organizations and lawmakers.

        The Company’s innovative solutions respond to managed care’s redefined relationships among consumers, employers, payers and providers. While many vendors exclusively use static, mass produced questionnaires, NRC also utilizes a dynamic data collection process to create a personalized questionnaire which evaluates service issues specific to each respondent’s specific healthcare experience. The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, long-term care, hospice, dental, etc.).

        NRC offers renewable performance tracking and improvement services (“Performance Tracking Services”), custom research, educational services and a renewable syndicated service. The Company has renewable performance tracking tools for gathering and analyzing data from survey respondents along with the improvement tool, eToolKit, to help clients not only measure performance but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of the Picker Symposium Educational Products provide a way of bridging the gap between measurement and improvement. Additional offerings include functional disease-specific and health status measurement tools. The syndicated NRC Healthcare Market Guide® (the “Market Guide”), a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes.

Growth Strategy

        The Company believes that it can continue to grow through: (i) expanding the depth and breadth of its current clients’ Performance Tracking Services programs, since healthcare organizations are increasingly interested in gathering performance information at deeper levels of their organizations and from more of their constituencies, (ii) increasing the cross-selling of its complementary services, including improvement and educational tools, (iii) adding new clients through penetrating the sizeable portion of the healthcare industry which is not yet conducting performance assessments beyond the enterprise-wide level or is not yet outsourcing this function and (iv) pursuing acquisitions of, or investments in, firms providing products, services or technologies which complement those of the Company.

Information Services

        The Qualisys System (“Qualisys”) is NRC’s state-of-the-art data collection process which provides ongoing, renewable performance tracking and is the platform of the Company’s on-line tools. This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and include questions which address core service factors throughout a healthcare organization.

        Unlike most of its competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined, as opposed to multiple questionnaires which are often sent to the same respondents. As a result, the Company’s renewable performance tracking programs and data collection processes (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate over surveying (where one respondent receives multiple surveys) and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

        Recognizing that performance programs must do more than just measure the experiences, they must measure and improve. The Company offers proven solutions to effectively measure and improve the most important aspects of the patient’s experience. By combining the advance measurement and improvement technology of Qualisys with the philosophy and family of surveys of the Picker Institute, eToolKit allows clients to actually act on their research results and attain improvement in the care delivery process. The Company has developed online improvement tools including a one-page reporting format called Action Plan which provides a basis on which improvements can be made. NRC Action Plans show healthcare organizations which service factors their customer groups value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. The Company has also developed online access to performance results, which the Company believes provides NRC’s clients the fastest and easiest way to access measurement results. eReports, NRC’s exclusive web-based electronic delivery system, provides clients the ability to review results and reports online, independently analyze data, query data sets, customize some reports and distribute reports electronically.

        The Company has developed the Picker Symposium Educational Products as a way of bridging the gap between measurement and improvement of patient-centered care. These products consist of the Picker Institute International Symposium, the Picker Symposium Learning Network (“PSLN”) and eLearning. The Symposium is an annual event which is dedicated to the improvement of the patient experience. PSLN is a membership-based product that enables members to participate in calls with industry experts, have access to experts, participate in monthly presentations and receive monthly newsletters, all of which focus on topics of improvement of the patient experience. eLearning is an interactive online educational product which is used by the providers to understand the dimensions of patient-centered care.

        The Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Conducted by NRC annually, the Market Guide is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. The Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as alternative medicine usage and healthcare Internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 150 metro areas, 48 states or nationally. The Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Other features of the web-based system include national name search, which allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new health care markets beyond the Company’s traditional client base.

Clients

        The Company’s ten largest clients accounted for 45%, 51% and 50% of the Company’s total revenues in 2003, 2002 and 2001, respectively. The U.S. Department of Veterans Affairs accounted for 14.6%, 18.2% and 0% of total revenues in 2003, 2002 and 2001, respectively.

Sales and Marketing

        The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC’s sales efforts from Nebraska, Alabama and Virginia in the United States and from Toronto and Montreal in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.

        Numerous marketing efforts support the direct sales force’s new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company’s public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences; (iii) fostering relationships with key industry constituencies; and (iv) an annual Consumer Choice award program recognizing top-ranking hospitals in approximately 130 markets.

        The Company’s integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals as well as direct sales force initiated prospect contact. The sales process typically spans a 120-day period encompassing the identification of a healthcare organization’s information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations) and the closing of the sale. The Company’s sales cycle varies depending on the particular service being marketed and the size of the potential project.

Competition

        The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with (i) traditional market research firms which are significant providers of survey-based, general market research and (ii) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

        The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated products, comparative performance database and relationships with leading healthcare payers and providers position the Company to compete in this market.

Intellectual Property and Other Proprietary Rights

        The Company’s success depends in part upon its data collection processes, research methods, data analysis techniques and internal systems and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents; consequently, it relies on a combination of copyright, trademark and trade secret laws and employee nondisclosure agreements to protect its systems and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims.

Associates

        As of December 31, 2003, the Company employed a total of 127 persons on a full-time basis. In addition, as of such date, the Company had 70 part-time associates primarily in its survey operations, representing approximately 54 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining agreement. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

        The following table sets forth certain information, as of March 1, 2004, regarding the executive officers of the Company:

Name	Age	Positions
Michael D. Hays	49	President, Chief Executive Officer and Director
Jona S. Raasch	45	Vice President and Chief Operations Officer
Joseph W. Carmichael	40	Senior Vice President
Patrick E. Beans	46	Vice President, Treasurer, Chief Financial Officer, Secretary
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

        Executive officers of the Company are elected by, and serve at the discretion of, the Company’s Board of Directors. There are no family relationships between any directors or executive officers of NRC.

Item 2.    Properties

        The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet is used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution; data processing, analysis and report generation; marketing; and corporate administration. The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario.

Item 3.    Legal Proceedings

        The Company is not subject to any material pending litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2003 fiscal year.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

        The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the Nasdaq National Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for the Common Stock for the period from January 1, 2002 through December 31, 2003:

	High	Low
First quarter ended March 31, 2002	$ 13.42	$ 4.25
Second quarter ended June 30, 2002	$ 8.00	$ 6.75
Third quarter ended September 30, 2002	$ 7.70	$ 5.75
Fourth quarter ended December 31, 2002	$ 9.45	$ 6.01
First quarter ended March 31, 2003	$ 13.00	$ 7.93
Second quarter ended June 30, 2003	$ 12.95	$ 8.25
Third quarter ended September 30, 2003	$ 14.39	$ 10.65
Fourth quarter ended December 31, 2003	$ 16.41	$ 13.25

        On March 15, 2004, there were approximately 32 shareholders of record and approximately 500 beneficial owners of the Common Stock.

        The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all of its future earnings for use in the expansion and operation of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s results of operations, financial condition, contractual restrictions and such other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

        The selected statement of income data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited financial statements not included herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$26,922	$22,387	$17,674	$18,316	$18,184
Operating expenses:
Direct expenses	12,029	9,556	8,059	9,120	11,133
Selling, general and administrative	5,987	4,737	4,985	4,602	4,177
Depreciation and amortization (1)	1,941	1,675	1,917	1,269	817
Cost of closing duplicate facilities and severance
charges	--	--	--	--	364

Total operating expenses	19,957	15,968	14,961	14,991	16,491

Operating income	6,965	6,419	2,713	3,325	1,693

Other income (expenses)	(49)	(258)	(89)	531	530

Income before income taxes	6,916	6,161	2,624	3,856	2,223
Provision for income taxes	2,532	2,311	954	1,139	748

Net income	$4,384	$3,850	$1,670	$2,717	$1,475

Net income per share - basic and diluted	$0.60	$0.54	$0.24	$0.39	$0.21

Weighted average shares outstanding - basic	7,259	7,163	7,053	7,019	7,054
Weighted average shares outstanding - diluted	7,326	7,193	7,089	7,025	7,056
	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$16,817	$12,919	$7,260	$8,342	$5,246
Total assets	45,673	38,832	33,772	31,637	29,256
Total debt, including current portion	5,044	5,176	5,302	5,430	3,619
Total shareholders' equity	32,424	28,018	23,353	21,382	18,566

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill and other non-amortizable intangible assets. If the Company had not amortized goodwill and other non-amortizable intangible assets during the three years ended December 31, 2001, net income would have been $2.00 million in 2001, $2.89 million in 2000 and $1.66 million in 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

        Certain matters discussed below in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “believes,” “expects” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the Company’s reliance on a limited number of key clients for a substantial portion of its revenues, the Company’s dependence on performance tracking contract renewals, fluctuations in the Company’s operating results related to the Market Guide, increased competition, changes in conditions affecting the healthcare industry, the Company’s ability to manage its growth and to successfully integrate any possible future acquisitions and the Company’s ability to provide timely and accurate performance tracking and market research to its clients. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

        The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and its industry in general, will be in the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are Performance Tracking Services, custom research, educational services and its Market Guide.

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2003 include:

•	Revenue recognition;

•	Valuation of long-lived assets; and

•	Valuation of goodwill and identifiable intangible assets.

        Revenue Recognition

        The Company’s Performance Tracking Services are performance tracking and improvement tools for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company’s custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenues and direct expenses for the Company’s Performance Tracking Services are recognized on a percentage of completion basis. Revenues and direct expenses for the PSLN and custom research services are also recognized on a percentage of completion basis.

        Significant management judgments and estimates must be made and used in connection with revenue recognized using the percentage of completion accounting method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue. The underlying assumptions and judgments that are the most critical to this policy include the estimated progress to date and the estimated costs required to complete the work required under individual customer contracts. The Company uses cost-to-cost methodology, which effectively is based on output measures, in applying the percentage of completion method of accounting. Consequently, the accuracy of estimates may be most sensitive to the Company’s ability to efficiently utilize its human resources and the availability and cost of human resources. The Company’s estimates are also sensitive, to a lesser degree, to the costs of postage, telephone and related communications and information technology.

        The Company’s Market Guide serves as a stand-alone market information and competitive intelligence source as well as a comparative performance database. Published by NRC annually, this survey is a comprehensive consumer-based healthcare assessment. The Market Guide is generally provided pursuant to contracts which have durations of four to six months and that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for the Market Guide are billed prior to or at delivery. The Company recognizes revenue when the Market Guide is delivered to customers pursuant to their contracts, typically in the third quarter of the year. Substantially all of the related costs are deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. The Company generally has some incidental sales of the Market Guide subsequent to completion of each edition. Revenues and marginal expenses related to such incidental sales are recognized upon delivery. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery. As a result, the Company’s margins vary throughout the year. The Company’s revenue recognition policy for the Market Guide is not sensitive to significant estimates and judgments.

        Valuation of Long-Lived Assets

        Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses the recoverability of its long-lived assets based on estimated undiscounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

•	Significant underperformance in comparison to historical or projected operating results;

•	Significant changes in the manner or use of acquired assets or the Company's overall strategy;

•	Significant negative trends in the Company's industry or the overall economy;

•	A significant decline in the market price for the Company's common stock for a sustained period; and

•	The Company's market capitalization falling below the book value of the Company's net assets.

        Valuation of Intangible Assets

        Intangible assets include customer relationships, a trade name and goodwill. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

        The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result of the adoption of this standard, the Company stopped amortizing goodwill effective January 1, 2002, and did not record any goodwill amortization expense in the Consolidated Statements of Income for the years ended December 31, 2003 and 2002.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2003, the Company has net goodwill of $8.0 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2003 or 2002.

Results of Operations

        The following table sets forth, for the periods indicated, selected financial information derived from the Company’s financial statements, expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the Company’s consolidated financial statements.

	Percentage of Total Revenues Year Ended December 31,			Percentage Increase (Decrease)
	2003	2002	2001	2003 over 2002	2002 over 2001
Revenues	100.0%	100.0%	100.0%	20.3%	26.7%
Operating expenses:
Direct expenses	44.7	42.7	45.6	25.9	18.6
Selling, general and administrative	22.2	21.1	28.2	26.4	(5.0)
Depreciation and amortization (1)	7.2	7.5	10.8	15.9	(12.6

Total operating expenses	74.1	71.3	84.6	25.0	6.7

Operating income	25.9%	28.7%	15.4%	8.5%	136.6%

(1)	On January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Total revenues. Total revenues increased 20.3% in 2003 to $26.9 million from $22.4 million in 2002. The increase was primarily due to the addition of new clients, including a number of annual contracts signed over the last twelve months, the Company’s expansion into Canada and, to a lesser extent, an increase in scope of work from existing clients.

        Direct expenses. Direct expenses increased 25.9% to $12.0 million in 2003 from $9.6 million in 2002. The increase in direct expenses in 2003 was due primarily to the incremental costs of servicing additional clients. The increases were in labor and payroll expenses of $1.3 million, in printing and postage expense of $580,000, in fieldwork and fees expenses of $515,000, and travel of $143,000. These increases were partially offset by a decrease in computer expenses of $113,000. Direct expenses increased as a percentage of total revenues to 44.7% in 2003 from 42.7% during 2002 primarily due to the mix of services provided during the year. In 2004, direct expenses as a percentage of total revenues are expected to remain at levels similar to 2003.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 26.4% to $6.0 million in 2003 from $4.7 million in 2002. The net increase was primarily due to increases in salary and benefit expenses of $733,000, marketing expenses of $391,000, contract services of $124,000, bad debt expense of $102,000, rent and utilities of $121,000 and office expenses of $57,000. These increases were partially offset by decreases in legal and accounting expenses of $293,000. Selling, general and administrative expenses increased as a percentage of total revenues to 22.2% in 2003 from 21.1% in 2002. In 2004, selling, general and administrative expenses as a percentage of total revenues are expected to remain at levels similar to 2003.

        Depreciation and amortization. Depreciation and amortization expenses increased 15.9% to $1.9 million in 2003 from $1.7 million in 2002. The increase is primarily due to the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses decreased as a percentage of total revenues to 7.2% in 2003 from 7.5% in 2002. Depreciation and amortization expenses as a percent of total revenues are expected to decrease slightly in 2004 as compared to 2003.

        Provision for income taxes. The provision for income taxes totaled $2.5 million (36.6% effective tax rate) for 2003 compared to $2.3 million (37.5% effective tax rate) for 2002. The effective tax rate is lower in 2003 due to differences in state income taxes.

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

        Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.0% to $4.7 million in 2002 from $5.0 million in 2001. This was primarily due to decreases in legal and consulting fees of $627,000 (incurred primarily in connection with the legal proceeding discussed in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), office expenses of $63,000 and taxes (other than income taxes) of $11,000. These decreases were partially offset by increases in salary and benefit expenses of $235,000, marketing expenses of $165,000 and contract services of $66,000. Selling, general and administrative expenses decreased as a percentage of total revenues to 21.1% in 2002 from 28.2% in 2001 mainly due to the reduction in legal fees.

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

Liquidity and Capital Resources

        The Company’s principal source of funds in recent years has been cash flow from its operations. The Company’s cash flow has been sufficient to provide funds for working capital and capital expenditures.

        As of December 31, 2003, the Company had cash and cash equivalents of $3.4 million and working capital of $16.8 million.

        During 2003, the Company generated $8.3 million of net cash from operating activities as compared to $4.3 million and $3.1 million of net cash generated during 2002 and 2001, respectively. The increase in operating cash flow in 2003 was due, in part, to greater net income, an increase in billings in excess of revenues earned and a decrease in unbilled revenue. These increases were partially offset by increases in trade accounts receivables and prepaid expenses.

        Net cash used in investing activities was $5.5 million for 2003, $4.8 million for 2002 and $5.4 million for 2001. The 2003 net cash used in investing activities was primarily comprised of the investment of $1.7 million in furniture, computer equipment, software and production equipment to support the expansion of the Company’s business, $1 million to acquire the net assets of Smaller World Communications Inc. and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $2.9 million. The 2002 net cash used in investing activities was primarily comprised of $1.5 million of investments in furniture, computer equipment, software and production equipment and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $3.3 million. The cash used in investing activities in 2001 was primarily comprised of the $3.8 million acquisition of the Picker Institute’s healthcare survey business and an investment of $1.5 million for the renovation of the Company’s new building and the purchase of furniture, computer equipment and software. The Company’s investments available-for-sale consist principally of United States government securities with maturities of three years or less.

        Net cash used in financing activities was $205,000 for 2003 compared to net cash provided by financing activities of $473,000 for 2002 and $133,000 in 2001. The 2003 cash used in financing activities was primarily due to $273,000 used for the purchase of treasury stock. The 2002 and 2001 cash provided was primarily from the $692,000 and $261,000, respectively, of proceeds from issuance of common stock through the exercise of stock options.

        The Company has budgeted approximately $1,000,000 for additional expenditures in 2004 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2004 will be primarily for computer hardware and software, production equipment and furniture.

        The Company typically bills clients for Performance Tracking Services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of December 31, 2003 and 2002, the Company had $4.4 million and $3.3 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At December 31, 2003 and 2002, the Company had $1.0 million and $1.9 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed, respectively, within 12 months of the respective period ends.

        As of December 31, 2003, the Company had obligations to make cash payments in the following amounts in the future:

Contractual Obligations	Total Payments	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long Term Debt	$5,043,564	$142,135	$324,995	$382,876	$4,193,558
Other Long Term Liabilities (see
below)	--	--	--	--	--
Operating Leases	537,257	231,886	271,088	34,283	--

Total	$5,580,821	$374,021	$596,083	$417,159	$4,193,558

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

        The purchase price for Smaller World Communications Inc. includes two additional scheduled payments of additional purchase price in 2006 and 2008. The minimum aggregate payments will be $407,000 and the maximum aggregate payments could be $1,171,000, based upon certain revenue goals.

Off-Balance Sheet Obligations

        The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “—Liquidity and Capital Resources.”

Stock Repurchase Program

        In April 1999, the Board of Directors of the Company authorized the repurchase of an additional 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of December 31, 2003, 89,000 shares have been repurchased under that authorization.

        In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of December 31, 2003, no shares have been repurchased under that authorization.

Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS No. 143 on January 1, 2003. SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities in 2003, and therefore the adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN  45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. FIN 45 did not have an impact on the Company’s consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim periods beginning after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Under the guidance of FIN 46, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46 in financial statements for the periods ending after March 14, 2004. The Company does not currently have any interest in variable interest entities, therefore FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the Emerging Issues Task Force of the FASB issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain characteristics as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consists of interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 2003 and 2002, then the Company’s interest income would have decreased, and pre-tax income would have decreased approximately $58,000 and $50,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.

Item 8.    Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

        The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2003. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Revenues	$6,742	$7,993	$6,129	$6,058	$6,222	$7,317	$4,800	$4,048
Direct expenses	2,749	3,797	2,667	2,816	2,593	3,388	1,780	1,795
Selling, general and administrative	1,606	1,564	1,533	1,284	1,175	1,200	1,088	1,274
Depreciation and amortization	477	536	482	446	451	401	418	405

Operating income	1,910	2,096	1,447	1,512	2,003	2,328	1,514	574
Other income (expense)	11	(26)	(1)	(33)	(33)	(47)	(70)	(108)
Provision for income taxes	666	770	538	558	735	854	549	173

Net income	$1,255	$1,300	$908	$921	$1,235	$1,427	$895	$293

Net income per share - basic	$0.17	$0.18	$0.13	$0.13	$0.17	$0.20	$0.13	$0.04
Net income per share - diluted	$0.17	$0.18	$0.12	$0.13	$0.17	$0.20	$0.13	$0.04
Weighted average shares outstanding -
basic	7,271	7,262	7,256	7,249	7,236	7,176	7,140	7,099
Weighted average shares outstanding -
diluted	7,314	7,324	7,303	7,296	7,264	7,200	7,194	7,166

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

KPMG LLP

February 6, 2004
Lincoln, Nebraska

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2003 AND 2002

Assets	2003	2002
Current assets:
Cash and cash equivalents	$3,440,915	$991,217
Investments in marketable debt securities	12,766,483	9,986,677
Trade accounts receivable, less allowance for doubtful accounts of $78,000 and $67,320
in 2003 and 2002, respectively	5,479,264	4,579,439
Unbilled revenues	983,306	1,933,415
Prepaid expenses and other	619,357	274,112
Deferred income taxes	231,625	183,575

Total current assets	23,520,950	17,948,434
Net property and equipment	12,189,156	12,345,896
Intangible assets, net of accumulated amortization	9,939,612	8,495,718
Other	23,458	41,923

Total assets	$45,673,176	$38,831,971

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of note payable	$142,135	$131,907
Accounts payable	548,024	565,540
Accrued wages, bonus and profit sharing	804,948	632,837
Accrued expenses	526,481	366,943
Income taxes payable	243,622	55,558
Billings in excess of revenues earned	4,438,659	3,276,813

Total current liabilities	6,703,869	5,029,598
Note payable, net of current portion	4,901,429	5,044,090
Deferred income taxes	1,179,969	740,008

Other long-term liabilities	463,620	--

Total liabilities	13,248,887	10,813,696

Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,639,819 in 2003
and 7,560,610 in 2002, outstanding 7,305,819 in 2003 and 7,245,110 in 2002	7,641	7,561
Additional paid-in capital	18,875,520	18,123,603
Retained earnings	15,831,700	11,447,443
Unearned compensation	(393,994)	--
Accumulated other comprehensive income (loss), net of taxes	(27,148)	35,371
Treasury stock, at cost; 334,000 shares in 2003 and 315,500 shares in 2002	(1,869,430)	(1,595,703)

Total shareholders' equity	32,424,289	28,018,275

Total liabilities and shareholders' equity	$45,673,176	$38,831,971

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
Revenues	$26,922,433	$22,387,401	$17,673,988

Operating expenses:
Direct expenses	12,028,561	9,555,677	8,059,397
Selling, general and administrative	5,987,154	4,737,880	4,985,328
Depreciation and amortization	1,941,418	1,674,856	1,916,740

Total operating expenses	19,957,133	15,968,413	14,961,465

Operating income	6,965,300	6,418,988	2,712,523

Other income (expense):
Interest income	292,517	257,922	385,949
Interest expense	(427,847)	(450,104)	(454,166)
Other, net	85,831	(65,460)	(20,351)

Total other expense	(49,499)	(257,642)	(88,568)

Income before income taxes	6,915,801	6,161,346	2,623,955
Provision for income taxes	2,531,544	2,311,243	953,634

Net income	$4,384,257	$3,850,103	$1,670,321

Net income per share - basic and diluted	$0.60	$0.54	$0.24

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at
December 31, 2000	$7,332	$16,964,72	$5,972,019	$--	$(13,571)	$(1,503,069)	$21,382,431
Issuance of 63,180
common shares for
the exercise of
stock options	63	260,998	--	--	--	--	261,061
Tax benefit from the
exercise of options	--	30,199	--	--	--	--	30,199
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net
of tax	--	--	--	--	9,386	--	9,386
Net income	--	--	1,670,321	--	--	--	1,670,321

Total comprehensive
income	--	--	1,670,321	--	9,386	--	1,679,707

Balances at
December 31, 2001	7,395	17,255,917	7,597,340	--	(4,185)	(1,503,069)	23,353,398

Purchase of 13,800
shares of treasury
stock	--	--	--	--	--	(92,634)	(92,634)
Issuance of 165,017
common shares for
the exercise of
stock options	166	691,672	--	--	--	--	691,838
Tax benefit from the
exercise of options	--	176,014	--	--	--	--	176,014
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	39,556	--	39,556
Net income	--	--	3,850,103	--	--	--	3,850,103

Total comprehensive
income	--	--	3,850,103	--	39,556	--	3,889,569

Balances at
December 31, 2002	7,561	18,123,603	11,447,443	--	35,371	(1,595,703)	28,018,275

Purchase of 18,500
shares of treasury
stock	--	--	--	--	--	(273,727)	(273,727)
Issuance of 40,062
common shares for
the exercise of
stock options	41	200,624	--	--	--	--	200,665
Tax benefit from the
exercise of options	--	115,116	--	--	--	--	115,116
Issuance of	39,147
restricted common
shares	39	436,177	--	(436,216)	--	--	--
Non-cash stock
compensation expense	--	--	--	42,222	--	--	42,222
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	(54,455)	--	(54,455)
Change in cumulative
translation adjustment	--	--	--	--	(8,064)	--	(8,064)
Net income	--	--	4,384,257	--	--	--	4,384,257

Total comprehensive
income	--	--	4,384,257	--	(62,519)	--	4,321,738

Balances at
December 31, 2003	$7,641	$18,875,520	$15,831,700	$(393,494)	$(27,148)	$(1,869,430)	$32,424,289

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

	2003	2002	2001
Cash flows from operating activities:
Net income	$4,384,257	$3,850,103	$1,670,321
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,941,418	1,674,856	1,916,740
Deferred income taxes	330,698	529,083	306,117
Loss (gain) on sale of property and equipment	8,173	(1,420)	(587)
Loss (gain) on sale of other investments	41	(86)	--
Tax benefit from exercise of stock options	115,116	176,014	30,199
Non-cash stock compensation expense	42,222	--	--
Other non-cash charges	--	--	23,313
Change in assets and liabilities:
Trade accounts receivable	(596,714)	(2,438,335)	(427,483)
Unbilled revenues	961,335	(262,336)	(423,783)
Prepaid expenses and other	(307,801)	25,123	(85,384)
Accounts payable	(84,708)	(356,345)	103,857
Accrued expenses, wages, bonus and profit sharing	196,353	138,391	(385,035)
Income taxes payable and recoverable	170,618	321,592	(203,201)
Billings in excess of revenues earned	1,104,085	627,443	554,578

Net cash provided by operating activities	8,265,093	4,284,083	3,079,652

Cash flows from investing activities:
Purchases of property and equipment	(1,682,734)	(1,534,080)	(1,543,286)
Acquisition, net of cash acquired	(996,888)	(23,277)	(3,762,229)
Purchases of securities available-for-sale	(14,065,000)	(10,802,926)	(13,396,039)
Proceeds from the maturities of securities available-for-sale	11,202,426	7,512,812	13,349,654
Proceeds from sale of property and equipment	2,543	1,420	698

Net cash used in investing activities	(5,539,653)	(4,846,051)	(5,351,202)

Cash flows from financing activities:
Payments on notes payable	(132,433)	(126,072)	(128,263)
Proceeds from exercise of stock options	200,665	691,838	261,061
Purchase of treasury stock	(273,727)	(92,634)	--

Net cash (used in) provided by financing activities	(205,495)	473,132	132,798

Effect of exchange rate changes on cash	(70,247)	--	--
Net increase (decrease) in cash and cash equivalents	2,449,698	(88,836)	(2,138,752)
Cash and cash equivalents at beginning of period	991,217	1,080,053	3,218,805

Cash and cash equivalents at end of period	$3,440,915	$991,217	$1,080,053

Supplemental disclosure of cash paid for:
Interest expense	$427,847	$450,104	$454,250
Income taxes	$1,907,504	$1,284,554	$820,519

Supplemental disclosures of non-cash investing activities:
In connection with the Company’s acquisition of a business in 2003, the Company acquired current assets of $171,635 and assumed current liabilities of $164,294.
In connection with the Company’s acquisition of a business in 2001, the Company acquired current liabilities of $285,702.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

        National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 45%, 51% and 50% of the Company’s total revenues in 2003, 2002 and 2001, respectively. One client accounted for 14.6% and 18.2% of total revenues in 2003 and 2002, respectively. A second client accounted for 18.7% of total revenues in 2001. A third client accounted for 11.0% of total revenues in 2001. The Company operates in a single industry segment.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

        The Company derives a substantial majority of its operating revenues from its annually renewable services, which include the Performance Tracking Services and the Market Guide. Under the Performance Tracking Services, the Company provides interim and annual performance tracking and improvement tools to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its Market Guide, the Company publishes healthcare market information for its clients generally on an annual basis. The Company also derives revenues from its educational products and custom and other research projects.

        The Company recognizes revenues from its Performance Tracking Services, the Picker Symposium Learning Network and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably and customers are obligated to pay as services are performed. The Company recognizes revenue using the cost-to-cost methodology, which effectively is based on output measures. The recognized revenue is the percent of estimated total revenues that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon the most recent information. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

        The Company recognizes revenue on a completed contract basis for its Market Guide contracts with its principal customers. Characteristics of these contracts include durations of four to six months, progress to completion cannot be reasonably defined, and various intermediate steps in the process overlap in stages of progress for different contracts. The Company defers direct costs of preparing the survey data for the Market Guide. The Company recognizes revenues and related direct costs for its Market Guide upon delivery to its principal customers. Customers have no obligation to pay for these services until the services are delivered. The Company generates additional revenues from incidental customers subsequent to the completion of each edition. Revenues and costs for these services are recognized as the customization services are performed and completed.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the Company’s historical write-off experience. The Company reviews the allowance for doubtful accounts monthly.

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

        For costs of software developed for internal use, the Company expenses as incurred computer software costs incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs incurred for training and application maintenance are expensed as incurred. The Company has capitalized approximately $544,000, $372,000 and $913,000 of costs incurred for the development of internal use software for the years ended December 31, 2003, 2002 and 2001, respectively, with such costs classified as property and equipment.

        The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses both straight-line and accelerated methods of depreciation and amortization over estimated useful lives of five to ten years for furniture and fixtures, three to five years for computer equipment, three to five years for capitalized software and forty years for the Company’s office building.

Impairment of Long-lived Assets

        In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Under the provisions of this standard, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses the recoverability of its long-lived assets based on estimated undiscounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

•	Significant underperformance in comparison to historical or projected operating results;

•	Significant changes in the manner or use of acquired assets or the Company's overall strategy;

•	Significant negative trends in the Company's industry or the overall economy;

•	A significant decline in the market price for the Company's common stock for a sustained period; and

•	The Company's market capitalization falling below the book value of the Company's net assets.

Intangible Assets

        Intangible assets include customer relationships, a trade name, and goodwill. Customer relationships are being amortized over periods of five to ten years. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement replaced the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and required an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

        The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, the Company stopped amortizing goodwill effective January 1, 2002. Therefore, the Company has not recorded any goodwill amortization expense in the Consolidated Statements of Income for the years ended December 31, 2003 and 2002 and will not record such amortization in future years.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2003, the Company has net goodwill of $8.0 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2003 or 2002.

        Total amortization expense of goodwill was $-0-, $-0- and $518,000 during the years ended 2003, 2002 and 2001 respectively. The following is the 2003, 2002 and 2001 net income and net income per share, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

	2003	2002	2001
Reported net income	$4,384,257	$3,850,103	$1,670,321
Amortization of goodwill, net of taxes	--	--	329,854

Adjusted net income	$4,384,257	$3,850,103	$2,000,175

Reported net income per share	$0.60	$0.54	$0.24
Amortization of goodwill, net of taxes	--	--	$0.05

Adjusted net income per share	$0.60	$0.54	$0.29

Marketable Securities

        All marketable securities held by the Company at December 31, 2003 and 2002 were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices.

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

Stock Option Plans

        The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2003	2002	2001
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$4,384	$3,850	$1,670
Net income, adjusted for the fair value method	$4,258	$3,796	$1,607
Income per share, as reported basic	$0.60	$0.54	$0.24
Income per share, as reported diluted	$0.60	$0.54	$0.24
Income per share, adjusted for the fair value method basic	$0.59	$0.53	$0.23
Income per share, adjusted for the fair value method diluted	$0.58	$0.53	$0.23

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings Per Share

        Net income per share has been calculated and presented for “basic” and “diluted” per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options. At December 31, 2003, 2002 and 2001, the Company had -0-, 2,000 and 72,591 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

        The weighted average shares outstanding is calculated as follows:

	2003	2002	2001
Common stock	7,259,387	7,163,194	7,053,245
Dilutive effect of options	67,031	29,853	35,289

Weighted average shares used for dilutive
per share information	7,326,418	7,193,047	7,088,534

        There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

	2003	2002	2001

Unrealized gain (loss) on marketable
securities	$(29,136)	$53,953	$(6,341)
Related tax (expense) benefit	10,052	(18,222)	2,156

Net gain (loss) on marketable
securities	(19,084)	35,371	(4,185)
Foreign currency translation adjustment	(8,064)	--	--

Accumulated other comprehensive income
(loss)	$(27,148)	$35,371	$(4,185)

Reclassifications

        Certain prior-period amounts have been reclassified to conform to the 2003 presentation. These reclassifications did not affect net income for the periods presented.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS No. 143 on January 1, 2003. SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities in 2003, and therefore the adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. FIN 45 did not have an impact on the Company’s consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim periods beginning after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Under the guidance of FIN 46, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46 in financial statements for the periods ending after March 14, 2004. The Company does not currently have any interest in variable interest entities, therefore FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the Emerging Issues Task Force of the FASB issued EITF 00-21. Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain characteristics as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

(2)    Acquisitions

        On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”), based in Toronto, Canada. The results of Smaller World’s operations have been included in the consolidated financial statements since the effective date of March 1, 2003. Smaller World is a provider of performance measurement services for healthcare organizations in Canada. The aggregate minimum purchase price was $1,361,000, of which $950,000 was paid at closing. The purchase price also includes two additional scheduled payments in 2006 and 2008. The minimum aggregate payments of $407,000 have been recorded as other long-term liabilities. Based upon certain revenue goals, the maximum aggregate payments could be $1,171,000. The Company has recorded direct acquisition costs of approximately $85,000.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is still in the process of finalizing the valuations of certain assets, thus, the allocation of the purchase price is subject to refinement.

Fair Value
Current assets	$171,635
Customer relationships	217,863
Goodwill	1,303,934

Total acquired assets	1,693,432
Current liabilities	164,294
Deferred taxes	82,788

Total liabilities	247,082

Net assets acquired	$1,446,350

        On May 7, 2001, the Company acquired the healthcare survey business of The Picker Institute. The aggregate purchase price for the acquisition was $4.1 million, consisting of cash of $3.2 million, assumed liabilities for uncompleted customer contracts of $0.3 million and direct costs of acquisition of $0.6 million. The results of the acquired business have been included in the Company’s operating results since the acquisition. The Company allocated the excess of purchase price over net assets acquired entirely to goodwill. Prior to 2002, the goodwill was amortized using an estimated useful life of 10 years for financial reporting purposes. The goodwill is being amortized over 15 years and is fully deductible for income tax purposes.

        The following unaudited pro forma information for the Company has been prepared as if both the Picker Institute and Smaller World acquisitions had occurred on January 1, 2001. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	Pro Forma Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
	(Unaudited)
Revenues	$27,185	$23,431	$19,563
Net income	$4,386	$3,802	$1,751
Earnings per share	$0.60	$0.53	$0.25

(3)    Investments in Marketable Debt Securities

        The amortized cost, gross unrealized holding gains and losses and fair value of securities by major security type and class of security at December 31, 2003, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$12,795,619	$--	$(29,136)	$12,766,483

Total	$12,795,619	$--	$(29,136)	$12,766,483

        The amortized cost, gross unrealized holding gains and losses and fair value by major security type and class of security at December 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities:
Obligations of U.S. government agencies	$9,933,084	$53,593	$--	$9,986,677

Total	$9,933,084	$53,593	$--	$9,.986,6	77

        There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2003, 2002 or 2001. The fair value and amortized cost of debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2003
	Fair Value	Amortized Cost
Due after three months through one year	$2,164,030	$2,170,684
Due after one year through five years	10,602,453	10,624,935

	$12,766,483	$12,795,619

(4)    Property and Equipment

        At December 31, 2003 and 2002, property and equipment consisted of the following:

	2003	2002
Furniture and equipment	$1,808,113	$1,534,047
Computer equipment and software	8,418,919	7,314,006
Building	7,992,203	7,919,793
Land	425,000	425,000

	18,644,235	17,192,846
Less accumulated depreciation and
amortization	6,455,079	4,846,950

Net property and equipment	$12,189,156	$12,345,896

(5)    Intangible Assets

        Intangible assets consist of the following at December 31, 2003 and 2002:

	2003	2002
Customer relationships	$1,035,084	$787,048
Trade name	1,368,000	1,368,000
Goodwill	8,996,914	7,692,980

	11,399,998	9,848,028
Less accumulated amortization	1,460,386	1,352,310

Net intangible assets	$9,939,612	$8,495,718

        The following represents a summary of changes in the Company’s carrying amount of net goodwill for the year ended December 31, 2003:

Balance as of January 1	$6,698,155
Smaller World acquisition	1,303,934

Balance as of December 31	$8,002,089

        Customer relationships are being amortized over five to ten years. Aggregate amortization expense for customer relationships for the year ended December 31, 2003 was $108,000. Estimated amortization expense for the next five years is $114,000 per year.

(6)    Income Taxes

        Income tax expense consisted of the following components:

	Current	Deferred	Total
2003:
Federal	$1,770,983	$393,761	$2,164,744
Foreign	181,968	15,607	197,575
State	158,408	10,817	169,225

Total	$2,111,359	$420,185	$2,531,544

2002:
Federal	$1,511,603	$453,133	$1,964,736
State	270,557	75,950	346,507

Total	$1,782,160	$529,083	$2,311,243

2001:
Federal	$573,511	$267,808	$841,319
State	74,006	38,309	112,315

Total	$647,517	$306,117	$953,634

        The difference between the Company’s income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

	2003	2002	2001
Expected federal income taxes	$2,351,372	$2,094,900	$892,100
Foreign tax rate differential	32,366	--	--
State income taxes, net of federal benefit and credits	111,689	228,700	74,100
Tax credits and incentives	(7,200)	(3,100)	(2,600)
Other	43,317	(9,257)	(9,966)

Total	$2,531,544	$2,311,243	$953,634

        Deferred tax assets and liabilities at December 31, 2003 and 2002, were comprised of the following:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$30,420	$26,255
Accrued expenses	198,370	168,319
Intangible assets	--	145,956
Investments available-for-sale	10,052	--

Gross deferred tax assets	238,842	340,530
Deferred tax liabilities:
Investments available-for-sale	--	18,222
Basis in property and equipment	980,157	878,741
Intangible assets	207,029	--

Gross deferred tax liabilities	1,187,186	896,963

Net deferred tax liabilities	$(948,344)	$(556,433)

        The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

        The undistributed earnings of the Company’s foreign subsidiary of approximately $394,000 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

(7)    Note Payable

        Note payable consists of the following:

	2003	2002
Note payable to US Bank, at 8.25%, payable in monthly
installments of $46,690 including interest, with final
payment of principal and interest due October 31, 2010,
secured by land and building	$5,043,564	$5,175,997
Less current portion	142,135	131,907

Note payable, net of current portion	$4,901,429	$5,044,090

        The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2003 are: 2004 - $142,000; 2005 - $156,000; 2006 - $169,000; 2007 - $184,000; and 2008 - $190,000.

(8)    Stock Option Plans

        In August 1997, the Board of Directors adopted and the Company’s shareholders approved the National Research Corporation 1997 Equity Incentive Plan (the “1997 Equity Incentive Plan”). The 1997 Equity Incentive Plan provided for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 730,000 shares of the Company’s common stock through the date of the Company’s annual meeting of shareholders in the year 2001. Options granted were either nonqualified or incentive stock options. Vesting terms varied with each grant, and option terms were generally five years. At December 31, 2003, there were no remaining shares available for issuance under the 1997 Equity Incentive Plan.

        In October 1997, the Board of Directors adopted and the Company’s shareholders approved the National Research Corporation Director Stock Plan (the “Director Plan”). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company’s common stock. Option exercise prices equal the fair market value of the Company’s common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 3,000, 3,000 and 2,000 shares of the Company’s common stock were granted in 2003, 2002 and 2001, respectively. At December 31, 2003, there were 16,000 shares available for issuance pursuant to future grants under the Director Plan.

        In August 2001, the Board of Directors adopted, and, on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2003, there were 244,080 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 316,813 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

        Options to purchase shares of common stock have been granted in 2003, 2002 and 2001 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants.

        During 2003, the Company granted 39,147 restricted shares of common stock under the 2001 Equity Incentive Plan. The market value of these shares was recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a component of accumulated other comprehensive income. The applicable compensation expense will be recognized by the Company over the vesting periods of the restricted stock which is generally five years. The Company recognized $42,222 of non-cash compensation for the year ended December 31, 2003 related to this restricted stock.

        As of December 31, 2003, no stock appreciation rights, or performance shares have been granted under the 2001 Equity Incentive Plan.

        The weighted average fair value of options granted in 2003, 2002 and 2001 was $4.21, $2.61 and $1.97, respectively. Pro forma net income displayed in Note 1 reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts displayed in Note 1, because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	2003	2002	2001
Expected dividend yield at date of grant	0	0	0
Expected stock price volatility	42.2%	45.0%	45.0%
Risk-free interest rate	3.0%	3.2%	4.0%
Expected life of options (in years)	2.50 to 5.00	3.75 to 5.00	3.75 to 5.00

        The following information relates to options to purchase common stock:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2000	341,692	5.90
Granted	80,197	5.09
Exercised	(63,180)	4.13
Canceled	(51,467)	6.51

Balance at December 31, 2001	307,242	5.95
Granted	55,438	6.87
Exercised	(165,017)	4.19
Canceled	(38,145)	12.70

Balance at December 31, 2002	159,518	5.36
Granted	205,915	10.98
Exercised	(40,062)	5.59
Canceled	(22,446)	8.39

Balance at December 31, 2003	302,925	9.03

Exercisable at December 31, 2003	82,802	5.14

        At December 31, 2003, the range of exercise prices for outstanding stock options was $2.19 to $13.25 and the weighted average remaining contractual life of outstanding stock options was 6.12 years, of which 95,874 shares are between $5.09 and $10.98.

(9)    Leases

        The Company leases printing equipment and services in the United States and office space in Canada. The Company has recorded rent expense of $217,000, $233,000 and $11,000 in 2003, 2002 and 2001, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2003 are: 2004 — $232,000; 2005 — $231,000; 2006 — $41,000; 2007 — $21,000; and 2008 — $13,000.

(10)    Associate Benefits

        The Company sponsors a qualified defined contribution profit sharing plan covering substantially all associates with no eligibility service requirement. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2003, 2002 and 2001.

(11)    Legal Proceedings

        In May 2000, Cap Gemini America, Inc., the software developer of the Company’s automated software process (a proprietary system that automates the creation and processing of surveys), filed a lawsuit against the Company in the United States District Court for the District of Nebraska seeking approximately $1.1 million the Company owed but withheld under a consulting agreement between Cap Gemini and the Company. The Company subsequently filed a counter suit against Cap Gemini. On February 21, 2002, a jury returned a verdict partly in favor of Cap Gemini and ordered that the Company pay to Cap Gemini approximately $700,000. This was paid during 2002 and the Company also paid prejudgment interest of approximately $64,000.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2003 to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

        The Company has not yet adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. However, the Company expects that its Board of Directors will approve such a code no later than the annual meeting of shareholders to be held May 6, 2004, at which time the code will be made available on the Company’s website at www.nationalresearch.com. The Company will disclose any amendments to or waivers of the code of ethics on the website within the periods prescribed by the rules of the Securities and Exchange Commission.

Item 11.    Executive Compensation

        The information required by this Item is included under the captions “Board of Directors-Director Compensation” and “Executive Compensation” in the Proxy Statement and is hereby incorporated herein by reference; provided, however, that the subsection entitled “Executive Compensation-Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders (1)	302,925	$9.03	244,080
Equity compensation plans
not approved by security
holders	--	--	--

Total	302,925	$9.03	244,080

(1)	Includes the Company’s 2001 Equity Incentive Plan, 1997 Equity Incentive Plan and Director Stock Plan.

Item 13.    Certain Relationships and Related Transactions

        None.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is included under the caption “Miscellaneous-Independent Auditors” in the Proxy Statement and is hereby incorporated by reference.

PART III

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Consolidated financial statements — The consolidated financial statements listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

2.	Financial statement schedule — The financial statement schedule listed in the accompanying index to the consolidated financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

3.	Exhibits — The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The Company furnished a Current Report of Form 8-K, dated November 4, 2003, reporting (under Items 7 and 12) the Company’s consolidated financial results for the quarter and nine months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2004.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	President, Chief Executive Officer and Director	March 30, 2004
Michael D. Hays	(Principal Executive Officer)
/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 30, 2004
Patrick E. Beans	Financial Officer and Director (Principal Financial
and Accounting Officer)
/s/ JoAnn M. Martin	Director	March 30, 2004
JoAnn M. Martin
/s/ John N. Nunnelly	Director	March 30, 2004
John N. Nunnelly
/s/ Paul C. Schorr III	Director	March 30, 2004
Paul C. Schorr III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page in this Form 10-K
Independent Auditors' Report	17
Consolidated Balance Sheets as of December 31, 2003 and 2002	18
Consolidated Statements of Income for the Three Years Ended December 31, 2003	19
Consolidated Statements of Shareholders' Equity and Comprehensive Income as of and for the Three
Years Ended December 31, 2003	20
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003	21
Notes to Consolidated Financial Statements	22
Independent Auditors' Report on Financial Statement Schedule	39
Schedule II-- Valuation and Qualifying Accounts	40

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
National Research Corporation:

Under date of February 6, 2004, we reported on the consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

KPMG LLP

February 6, 2004
Lincoln, Nebraska

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2001	$ 77,276	$ 65,000	$ 40,602	$101,674
Year Ended December 31, 2002	$101,674	$ 26,200	$ 60,554	$ 67,320
Year Ended December 31, 2003	$ 67,320	$127,848	$117,168	$ 78,000

See accompanying independent auditors' report.

EXHIBIT INDEX

Exhibit
Number             Exhibit Description

(3.1)	Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)	By-Laws of National Research Corporation, as amended to date

(10.1)*	National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)*	National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)*	National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)+	Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(23)	Independent Auditors’ Consent

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2003 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2003; except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.