Form 10-Q
period 2004-03-31
NATIONAL RESEARCH CORP
filed 2004-05-17
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission File Number       0-29466

National Research Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Common Stock, $.001 par value, outstanding as of May 4, 2004: 7,232,175 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2004

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12
PART II	OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities	13
Item 6.	Exhibits and Reports on Form 8-K	13
Signatures		14
Exhibit Index		15

PART I – Financial Information
ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,226,501	$3,440,915
Investments in marketable debt securities	12,515,272	12,766,483
Trade accounts receivable, less allowance for doubtful accounts
of $84,574 and $73,320 in 2004 and 2003, respectively	3,417,822	5,479,264
Unbilled revenues	1,118,133	983,306
Prepaid expenses and other	981,238	619,357
Deferred income taxes	245,166	231,625

Total current assets	23,504,132	23,520,950

Net property and equipment	12,826,951	12,189,156
Intangible assets, net of accumulated amortization	9,908,539	9,939,612
Other	22,205	23,458

Total assets	$46,261,827	$45,673,176

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable	$146,250	$142,135
Accounts payable	953,893	548,024
Accrued wages, bonuses and profit sharing	857,884	804,948
Accrued expenses	541,618	526,481
Income taxes payable	647,849	243,622
Billings in excess of revenues earned	4,156,550	4,438,659

Total current liabilities	7,304,044	6,703,869
Notes payable, net of current portion	4,862,179	4,901,429
Deferred income taxes	1,105,972	1,179,969
Other long-term liabilities	458,880	463,620

Total liabilities	13,731,075	13,248,887

Shareholders' equity:
Preferred stock, $.001 par value: authorized 2,000,000
shares, no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000
shares, issued 7,653,120 in 2004 and 7,639,819 in 2003,
outstanding 7,244,120 in 2004 and 7,305,819 in 2003	7,653	7,641
Additional paid-in capital	18,975,572	18,875,520
Retained earnings	17,006,898	15,831,700
Unearned compensation	(402,182)	(393,994)
Accumulated other comprehensive income, net of taxes	9,864	(27,148)
Treasury stock, at cost; 409,000 and 334,000 shares in
2004 and 2003, respectively	(3,067,053)	(1,869,430)

Total shareholders' equity	32,530,752	32,424,289

Total liabilities and shareholders' equity	$46,261,827	$45,673,176

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$7,561,316	$6,057,867

Operating expenses:
Direct expenses	3,297,821	2,815,695
Selling, general and administrative	1,903,969	1,284,183
Depreciation and amortization	464,408	445,696

Total operating expenses	5,666,198	4,545,574

Operating income	1,895,118	1,512,293

Other income (expense):
Interest income	82,325	68,828
Interest expense	(112,936)	(106,525)
Other, net	(9,957)	4,196

Total other income (expense)	(40,568)	(33,501)

Income before income taxes	1,854,550	1,478,792

Provision for income taxes	679,352	558,197

Net income	$1,175,198	$920,595

Net income per share - basic and diluted	$.16	$.13

Weighted average shares and share equivalents outstanding - basic	7,256,437	7,249,017

Weighted average shares and share equivalents outstanding - diluted	7,353,287	7,296,034

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,175,198	$920,595
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	464,408	445,696
Deferred income taxes	(106,763)	52,747
Loss on sale property and equipment	(132)	--
Non-cash stock compensation expense	31,812	--
Net changes in assets and liabilities:
Trade accounts receivable	2,058,063	(398,881)
Unbilled revenues	(137,511)	472,622
Prepaid expenses and other	(358,064)	(325,001)
Accounts payable	406,069	(22,178)
Accrued expenses, wages, bonuses and profit sharing	68,594	63,271
Income taxes recoverable and payable	405,647	366,915
Billings in excess of revenues earned	(279,173)	1,019,268

Net cash provided by operating activities	3,728,148	2,595,054

Cash flows from investing activities:
Purchases of property and equipment	(1,077,219)	(505,440)
Proceeds from sale of property and equipment	132	--
Acquisition, net of cash acquired	--	(961,634)
Purchases of securities available-for-sale	(2,498,930)	(2,694,863)
Proceeds from the maturities of securities available-for-sale	2,807,973	1,819,042

Net cash used in investing activities	(768,044)	(2,342,895)

Cash flows from financing activities:
Payments on notes payable	(35,135)	(33,546)
Proceeds from exercise of stock options	60,064	47,594
Purchases of treasury stock	(1,197,623)	--

Net cash (used in) provided by financing activities	(1,172,694)	14,048

Effect of exchange rate changes on cash	(1,824)	--

Net increase in cash and cash equivalents	1,785,586	266,207
Cash and cash equivalents at beginning of period	3,440,915	991,217

Cash and cash equivalents at end of period	$5,226,501	$1,257,424

Supplemental disclosure of cash paid for:
Interest expense	$104,936	$106,525
Income taxes	$380,539	$141,931

Supplemental disclosures of non-cash activities:
In connection with the Company’s acquisition of a business in March 2003, the Company acquired current assets of $171,635 and assumed current liabilities of $164,294.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL REPORTING

The consolidated balance sheet of National Research Corporation (the “Company”) at December 31, 2003 was derived from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission in March 2004.

The consolidated financial statements include the accounts of National Research Corporation, and its wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated.

The functional currency of the Company’s foreign subsidiary is the subsidiary’s local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment as a component of shareholders’ equity.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other than its net income, the Company’s other sources of accumulated other comprehensive income (loss) are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments.

Accumulated other comprehensive income (loss) consists of the following at March 31, 2004 and December 31, 2003:

	2004	2003
Unrealized gain (loss) on marketable securities	$28,697	$(29,136)
Related tax (expense) benefit	(9,900)	10,052

Net gain (loss) on marketable securities	18,797	(19,084)
Foreign currency translation adjustment	(8,933)	(8,064)

Accumulated other comprehensive income (loss)	$9,864	$(27,148)

3.	ACQUISITION

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“SWC”), based in Toronto, Canada. During 2003, SWC amalgamated with its parent company, National Research Corporation Canada. The results of SWC’s operations have been included in the consolidated condensed financial statements since the effective date of March 1, 2003. SWC is a provider of performance measurement services for healthcare organizations in Canada. As a result of the acquisition, the Company has accelerated its expansion into Canada. The aggregate minimum purchase price was $1,361,000, of which $954,000 was paid at closing. The purchase price also includes two additional scheduled payments in 2006 and 2008. The minimum aggregate payments of $407,000 have been recorded as other long-term liabilities. Based upon certain revenue goals, the maximum aggregate payments could be $1,171,000. The Company has recorded direct acquisition costs of approximately $85,000.

The results of operations from this acquisition have been included in the consolidated condensed statements of income from the date of the acquisition. The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2003. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	Three months ended March 31,
	2004	2003
	(dollars in thousands, except per share amounts)
Revenues	$7,561	$6,321
Net income	$1,175	$927
Net income per share - basic	$0.16	$0.13
Net income per share - diluted	$0.16	$0.13

4.	STOCK OPTION PLANS AND RESTRICTED STOCK

The Company recognizes stock-based compensation expense for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board “APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

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

	Three months ended March 31,
	2004	2003
	(dollars in thousands, except per share amounts)
Pro forma:
Net income, as reported	$1,175	$921
Less: stock based compensation expense	$63	$20
Net income, adjusted for the fair value method	$1,112	$901
Income per share - basic and diluted, as reported	$0.16	$0.13
Income per share - basic and diluted, adjusted for
the fair value method	$0.16	$0.12

During the period ended March 31, 2004, the Company granted 2,483 restricted shares of common stock under the 2001 Equity Incentive Plan. As of March 31, 2004, the Company had 41,630 restricted shares of common stock outstanding under the plan. The market value of these shares on the grant date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of shareholders' equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $31,812 and $0 of non-cash compensation for the three months of 2004 and 2003, respectively, related to this restricted stock.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2004 and December 31, 2003:

	2004	2003
Customer relationships	$1,032,548	$1,035,084
Trade name	1,368,000	1,368,000
Goodwill	8,996,914	8,996,914

	11,397,462	11,399,998
Less accumulated amortization	1,488,923	1,460,386

Net intangible assets	$9,908,539	$9,939,612

6.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2004 and 2003, respectively, the exercise price for each outstanding option is less than the fair market value of a share of common stock. Therefore, no options have been excluded from the diluted net income per share computations for the income statements presented.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	2004	2003
	(in thousands)
Weighted average shares and share equivalents - basic	7,256	7,249
Weighted average dilutive effect of options	80	47
Weighted average dilutive effect of restricted stock	17	0

Weighted average shares and share equivalents - dilutive	7,353	7,296

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. NRC has been at the forefront of the industry in developing tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and its industry in general, will be in the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are Performance Tracking Services, custom research, educational services and its Healthcare Market Guide.

Results of Operations

The following table sets forth for the periods indicated, selected financial information derived from the Company’s consolidated condensed financial statements, expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated condensed financial statements.

	Percentage of Total Revenues Three months ended March 31,
	2004	2003
Revenues:	100.0%	100.0%
Operating expenses:
Direct expenses	43.6	46.5
Selling, general and administrative	25.2	21.2
Depreciation and amortization	6.1	7.4

Total operating expenses:	74.9	75.1

Operating Income	25.1%	24.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues. Total revenues for the three-month period ended March 31, 2004 were $7.6 million compared to $6.1 million in the three month period ended March 31, 2003. The increase was primarily due to additional new clients, of which many were contracts sold in 2003, and the cross-selling and increases in scope of current clients.

Direct expenses. Direct expenses increased 17.1% to $3.3 million in the three month period ended March 31, 2004 from $2.8 million in the same period during 2003. The increase in direct expenses in the 2004 period was primarily due to the incremental costs of servicing additional clients. The primary increases were in labor and payroll expenses of $256,000, printing and postage expenses of $129,000, and fieldwork and fees of $81,000. Direct expenses decreased as a percentage of total revenues to 43.6% in the three month period ended March 31, 2004 from 46.5% during the same period of 2003. The decrease in the direct expense percentage in 2004 was due to a great extent, to volume of revenue and margin expansion during the period. The Company believes that direct expenses will increase slightly during the balance of 2004 to be in line with the 2003 margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 48.2% to $1.9 million for the three month period ended March 31, 2004 compared to $1.3 million for the same period in 2003. The net increase was primarily due to increases in salary and benefit expenses of $469,000, marketing expenses of $65,000, and recruitment and training of $49,000. This increase can be attributed to the expansion of sales and marketing efforts and increasing the depth of the Company’s mid management team. Selling, general, and administrative expenses increased as a percentage of total revenues to 25.2% for the three month period ended March 31, 2004 from 21.2% for the same period in 2003. The Company expects as revenues increase during the balance of 2004 that selling, general, and administrative expenses as a percentage of income will decrease.

Depreciation and amortization. Depreciation and amortization expenses increased slightly to $464,000 in the three month period ended March 31, 2004 from $446,000 in the same period of 2003. Depreciation and amortization expenses as a percentage of total revenues decreased to 6.1% in the three-month period ended March 31, 2004, from 7.4% in the same period of 2003. Depreciation and amortization expenses as a percent of revenues are expected to decrease slightly in 2004 as compared to 2003 as a result of consistent levels of depreciation compared to increased revenues.

Provision for income taxes. The provision for income taxes totaled $679,000 (36.6% effective tax rate) for the three month period ended March 31, 2004 as compared to $558,000 (37.7% effective tax rate) for the same period in 2003. The effective tax rate was lower in 2004 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of March 31, 2004, the Company had cash and cash equivalents of $5.2 million and working capital of $16.2 million.

During the three months ended March 31, 2004, the Company generated $3.7 million of net cash from operating activities as compared to $2.6 million of net cash generated during the same period in the prior year. The increase in cash flows was primarily due to higher net income, decreases in trade accounts receivable and an increase in accounts payable totaling $3.1 million. This increase in cash flows was partially offset by decreases in billings in excess of revenues earned and increases in unbilled revenues totaling $1.9 million.

For the three months ended March 31, 2004, net cash used in investing activities was $768,000 compared to $2.3 million during the same period in the prior year. The decrease in cash used in investing activities in 2004 was primarily due to the $961,000 acquisition of Smaller World Communications Inc. that occurred in March 2003, and $1.2 million less net purchases of securities available-for-sale. This decrease was offset by $572,000 million of additional purchases of property and equipment during 2004.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2004, as compared to net cash provided by financing activities of $14,000 for the three months ended March 31, 2003. The increase in cash used in financing activities during 2003 was primarily due to the purchase of treasury stock.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company’s financial statements and are recognized as income when earned. As of March 31, 2004 and December 31, 2003, the Company had $4.2 million and $4.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At March 31, 2004 and December 31, 2003, the Company had $1.1 million and $1.0 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed respectively, within 12 months of the respective period ends.

Stock Repurchase Program

In April 1999, the Board of Directors of the Company authorized the repurchase of 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of May 4, 2004, there were no remaining shares available for repurchase under that authorization.

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of May 4, 2004, 30,200 shares have been repurchased under that authorization.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year of interim periods beginning after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Under the guidance of FIN 46, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46 in financial statements for the periods ending after March 15, 2004. The Company does not currently have any interest in variable interest entities, therefore FIN 46 did not have an impact on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2003.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In April 1999, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of up to 150,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. As of May 2004, there were no remaining shares available for repurchase under that authorization.

In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of an additional 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the new plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of March 31, 2004, 14,000 shares have been repurchased, and the Company has authority to repurchase an additional 486,000 shares under that authorization.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K The Company furnished a Current Report on Form 8-K, dated February 10, 2004, reporting (under Items 7 and 12) the Company’s fourth quarter earnings and related conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 14, 2004	By:	/s/ Michael D. Hays
Michael D. Hays President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Patrick E. Beans
Patrick E. Beans Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2004

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.