Form 10-Q
period 2004-06-30
NATIONAL RESEARCH CORP
filed 2004-08-16
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $.001 par value, outstanding as of August 2, 2004: 7,177,104 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2004

			Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9-13

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	13

	Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchases of
		Equity Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures		15

	Exhibit Index		16

PART I – Financial Information

ITEM 1.  Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,941,956	$3,440,915
Investments in marketable debt securities	13,338,323	12,766,483
Trade accounts receivable, less allowance for doubtful
accounts of $91,116 and $80,087 in 2004 and 2003, respectively	3,790,032	5,479,264
Unbilled revenues	915,076	983,306
Prepaid expenses and other	1,317,574	619,357
Income taxes recoverable	270,323	--
Deferred income taxes	239,326	231,625

Total current assets	23,812,610	23,520,950

Property and equipment, net	12,886,877	12,189,156
Intangible assets, net	9,874,684	9,939,612
Other	20,952	23,458

Total assets	$46,595,123	$45,673,176

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable	$149,321	$142,135
Accounts payable	702,331	548,024
Accrued wages, bonuses and profit sharing	826,416	804,948
Accrued expenses	509,116	526,481
Income taxes payable	57,417	243,622
Billings in excess of revenues earned	5,188,771	4,438,659

Total current liabilities	7,433,372	6,703,869

Notes payable, net of current portion	4,823,236	4,901,429
Deferred income taxes	1,106,037	1,179,969
Other long-term liabilities	446,400	463,620

Total liabilities	13,809,045	13,248,887

Shareholders' equity:
Preferred stock, $.001 par value: authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares,
Issued 7,671,954 in 2004 and 7,639,819 in 2003,
outstanding 7,225,854 in 2004 and 7,305,819 in 2003	7,672	7,641
Additional paid-in capital	19,199,611	18,875,520
Retained earnings	17,745,372	15,831,700
Unearned compensation	(370,370)	(393,994)
Accumulated other comprehensive income, net of taxes	(112,647)	(27,148)
Treasury stock, at cost; 446,100 and 334,000 shares in 2004
and 2003, respectively	(3,683,560)	(1,869,430)

Total shareholders' equity	32,786,078	32,424,289

Total liabilities and shareholders' equity	$46,595,123	$45,673,176

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenues	$6,371,326	$6,128,692	$13,932,642	$12,186,559

Operating expenses:
Direct expenses	2,716,631	2,667,675	6,014,452	5,483,370
Selling, general and administrative	1,850,212	1,532,973	3,754,181	2,817,156
Depreciation and amortization	488,897	482,242	953,305	927,938

Total operating expenses	5,055,740	4,682,890	10,721,938	9,228,464

Operating income	1,315,586	1,445,802	3,210,704	2,958,095

Other income (expense):
Interest income	79,570	68,141	161,895	136,969
Interest expense	(137,208)	(107,013)	(250,144)	(213,538)
Other, net	(55,681)	39,037	(65,638)	43,233

Total other income (expense), net	(113,319)	165	(153,887)	(33,336)

Income before income taxes	1,202,267	1,445,967	3,056,817	2,924,759

Provision for income taxes	463,793	537,976	1,143,145	1,096,173

Net income	$738,474	$907,991	$1,913,672	$1,828,586

Net income per share - basic	$.10	$.13	$.26	$.25

Net income per share - diluted	$.10	$.12	$.26	$.25

Weighted average shares and share
equivalents outstanding--basic	7,190,646	7,255,662	7,223,542	7,252,339

Weighted average shares and share
equivalents outstanding--diluted	7,283,586	7,302,614	7,316,117	7,298,085

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,913,672	$1,828,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	953,305	927,938
Deferred income taxes	(29,417)	105,233
Gain on sale property and equipment	(3,632)	--
Tax benefit from exercise of stock options	120,214	--
Non-cash stock compensation expense	63,624	--
Net changes in assets and liabilities:
Trade accounts receivable	1,649,156	628,166
Unbilled revenues	58,593	787,557
Prepaid expenses and other	(690,086)	(1,145,202)
Accounts payable	157,096	22,684
Accrued expenses, wages, bonuses and profit sharing	4,764	86,026
Income taxes recoverable and payable	(454,313)	(2,048)
Billings in excess of revenues earned	776,526	1,540,069

Net cash provided by operating activities	4,519,502	4,779,009

Cash flows from investing activities:
Purchases of property and equipment	(1,604,247)	(936,047)
Proceeds from sale of property and equipment	3,632	--
Acquisition, net of cash acquired	--	(996,888)
Purchases of securities available-for-sale	(4,090,837)	(5,956,924)
Proceeds from the maturities of securities available-for-sale	3,388,652	4,858,454

Net cash used in investing activities	(2,302,800)	(3,031,405)

Cash flows from financing activities:
Payments on notes payable	(71,007)	(66,603)
Proceeds from exercise of stock options	163,908	57,936
Purchases of treasury stock	(1,814,130)	--

Net cash used in financing activities	(1,721,229)	(8,667)

Effect of exchange rate changes on cash	5,568	(31,677)
Increase in cash and cash equivalents	501,041	1,707,260
Cash and cash equivalents at beginning of period	3,440,915	991,217

Cash and cash equivalents at end of period	$3,941,956	$2,698,477

Supplemental disclosure of cash paid for:
Interest expense	$250,144	$213,538
Income taxes	$1,504,095	$991,531

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

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission in March 2004.

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

2.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Other than its net income, the Company’s other sources of accumulated other comprehensive loss are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments.

Accumulated other comprehensive loss consists of the following at June 30, 2004 and December 31, 2003:

	2004	2003
Unrealized loss on marketable securities	$(159,480)	$(29,136)
Related tax benefit	59,805	10,052

Net loss on marketable securities	(99,675)	(19,084)
Foreign currency translation adjustment	(12,972)	(8,064)

Accumulated other comprehensive loss	$(112,647)	$(27,148)

3.	ACQUISITION

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“SWC”) based in Toronto, Canada. During 2003, SWC amalgamated with its parent company, National Research Corporation Canada. The results of SWC’s operations have been included in the consolidated financial statements since the effective date of March 1, 2003. SWC is a provider of performance measurement services for healthcare organizations in Canada. As a result of the acquisition, the Company has accelerated its expansion into Canada. The aggregate minimum purchase price was $1,361,000, of which $954,000 was paid at closing. The purchase price also includes two additional scheduled payments in 2006 and 2008. The minimum aggregate payments of $407,000 have been recorded as other long-term liabilities. Based upon certain revenue goals, the maximum aggregate payments could be $1,171,000. The Company has recorded direct acquisition costs of approximately $85,000.

The results of operations from this acquisition have been included in the consolidated statements of income from the date of the acquisition. The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2003. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Revenues	$6,371	$6,128	$13,933	$12,376
Net income	$738	$908	$1,914	$1,829
Net income per share - basic	$0.10	$0.13	$0.26	$0.25
Net income per share - diluted	$0.10	$0.12	$0.26	$0.25

4.	STOCK OPTION PLANS AND RESTRICTED STOCK

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$738	$908	$1,914	$1,829
Less: stock based compensation expense	$77	$15	$141	$43
Net income, adjusted for the fair value method	$661	$893	$1,773	$1,786
Income per share - basic, as reported	$0.10	$0.13	$0.26	$0.25
Income per share - basic, adjusted for fair value method	$0.09	$0.12	$0.25	$0.25
Income per share - diluted, as reported	$0.10	$0.12	$0.26	$0.25
Income per share - diluted, adjusted for the fair value method	$0.09	$0.12	$0.24	$0.24

During the six months ended June 30, 2004, the Company granted 2,483 restricted shares of common stock under the 2001 Equity Incentive Plan. As of June 30, 2004, the Company had 41,630 restricted shares of common stock outstanding under the plan. The market value of these shares on the grant date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $63,624 of non-cash compensation for the six months of 2004 related to this restricted stock.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2004 and December 31, 2003:

	2004	2003
Customer relationships	$1,025,871	$1,035,084
Trade name	1,368,000	1,368,000
Goodwill	8,996,914	8,996,914

	11,390,785	11,399,998
Less accumulated amortization	1,516,101	1,460,386

Intangible assets, net	$9,874,684	$9,939,612

6.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2004 and 2003, respectively, 3,000 and -0- options have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Weighted average shares and share equivalents - basic	7,191	7,256	7,224	7,252
Weighted average dilutive effect of options	75	47	74	46
Weighted average dilutive effect of restricted stock	18	0	18	0

Weighted average shares and share equivalents - dilutive	7,284	7,303	7,316	7,298

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth for the periods indicated, selected financial information derived from the Company’s consolidated financial statements, expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Percentage of Total Revenues
	Three months ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	42.6	43.5	43.2	45.0
Selling, general and administrative	29.0	25.0	26.9	23.1
Depreciation and amortization	7.7	7.9	6.8	7.6

Total operating expenses:	79.3	76.4	76.9	75.7

Operating income	20.7%	23.6%	23.1%	24.3%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues. Total revenues for the three-month period ended June 30, 2004 increased 4.0% to $6.4 million compared to $6.1 million in the three-month period ended June 30, 2003. The increase was primarily due to additional new clients and the cross-selling and increases in scope of current clients.

Direct expenses. Direct expenses remained flat at $2.7 million in the three month period ended June 30, 2004 compared to $2.7 million in the same period during 2003. The change in direct expenses in the 2004 period was primarily due to the incremental costs of servicing additional clients and increases in scope of current clients. The primary increase was in printing and postage expenses of $96,000. This increase was partially offset by a decrease in labor and payroll expenses of $48,000. Direct expenses decreased as a percentage of total revenues to 42.6% in the three month period ended June 30, 2004 from 43.5% during the same period of 2003. The decrease in the direct expense percentage in 2004 was to a great extent due to the volume of revenue and margin expansion during the period. We believe that direct expenses will increase slightly during the balance of 2004 to be in line with the 2003 margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 20.7% to $1.9 million for the three month period ended June 30, 2004 compared to $1.5 million for the same period in 2003. The increase was primarily due to increases in salary and benefit expenses of $203,000, travel expense of $71,000, marketing expenses of $70,000, and recruitment and training expenses of $45,000. This increase was partially offset by a decrease in bad debt expense of $99,000. This increase can be attributed to the expansion of sales and marketing efforts and increasing the depth of the Company’s mid-management team. Selling, general, and administrative expenses increased as a percentage of total revenues to 29.0% for the three month period ended June 30, 2004 from 25.0% for the same period in 2003. We expect that as revenues increase during the balance of 2004 that selling, general, and administrative expenses as a percentage of revenues will decrease.

Depreciation and amortization. Depreciation and amortization expenses increased slightly to $489,000 in the three month period ended June 30, 2004 from $482,000 in the same period of 2003. Depreciation and amortization expenses as a percentage of total revenues decreased to 7.7% in the three-month period ended June 30, 2004, from 7.9% in the same period of 2003. Depreciation and amortization expenses as a percent of revenues are expected to decrease slightly in 2004 as compared to 2003 as a result of consistent levels of depreciation compared to increased revenues.

Provision for income taxes. The provision for income taxes totaled $464,000 (38.6% effective tax rate) for the three month period ended June 30, 2004 as compared to $538,000 (37.2% effective tax rate) for the same period in 2003. The effective tax rate was higher in 2004 due to differences in state income taxes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues. Total revenues for the six month period ended June 30, 2004 were $13.9 million compared to $12.2 million in the six month period ended June 30, 2003. The increase was primarily due to additional new clients, and the cross-selling and increases in scope of current clients.

Direct expenses. Direct expenses increased 9.7% to $6.0 million in the six month period ended June 30, 2004 from $5.5 million in the same period during 2003. The increase in direct expenses in the 2004 period was primarily due to the incremental costs of servicing additional clients and increases in scope of current clients. The primary increases were in printing and postage expenses of $225,000, labor and payroll expenses of $252,000, and fieldwork and fees of $74,000. Direct expenses decreased as a percentage of total revenues to 43.2% in the six month period ended June 30, 2004 from 45.0% during the same period of 2003. The decrease in the direct expense percentage in 2004 was to a great extent due to volume of revenue and margin expansion during the period. We believe that direct expenses will increase slightly during the balance of 2004 to be in line with the 2003 margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 33.3% to $3.8 million for the six month period ended June 30, 2004 compared to $2.8 million for the same period in 2003. The net increase was primarily due to salary and benefit expenses of $672,000, travel expenses of $169,000, recruitment and training expenses of $112,000, and office related expenses of $68,000. This increase was partially offset by a decrease in bad debt expense of $99,000. This increase can be attributed to the expansion of sales and marketing efforts and increasing the depth of the Company’s mid-management team. Selling, general, and administrative expenses increased as a percentage of total revenues to 26.9% for the six month period ended June 30, 2004 from 23.1% for the same period in 2003. We expect that as revenues increase during the balance of 2004 that selling, general, and administrative expenses as a percentage of revenue will decrease.

Depreciation and amortization. Depreciation and amortization expenses increased slightly to $953,000 in the six month period ended June 30, 2004 from $928,000 in the same period of 2003. Depreciation and amortization expenses as a percentage of total revenues decreased to 6.8% in the six month period ended June 30, 2004, from 7.6% in the same period of 2003. Depreciation and amortization expenses as a percent of revenues are expected to decrease slightly in 2004 as compared to 2003 as a result of consistent levels of depreciation compared to increased revenues.

Provision for income taxes. The provision for income taxes totaled $1.1 million (37.4% effective tax rate) for the six month period ended June 30, 2004 as compared to $1.1 million (37.5% effective tax rate) for the same period in 2003.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flow from its operations. The Company’s cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of June 30, 2004, the Company had cash and cash equivalents of $3.9 million and working capital of $16.4 million.

During the six months ended June 30, 2004, the Company generated $4.5 million of net cash from operating activities as compared to $4.8 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to decreases in billings in excess of revenues earned, decreases in unbilled revenues and income taxes payable totaling $2.0 million. This decrease in cash flow was partially offset by increases in trade accounts receivable, increase in accounts payable and decrease in prepaid expenses totaling $1.6 million.

For the six months ended June 30, 2004, net cash used in investing activities was $2.3 million compared to $3.0 million during the same period in the prior year. The decrease in cash used in investing activities in 2004 was primarily due to the $997,000 acquisition of Smaller World Communications Inc. that occurred in March 2003, and lower net purchases of securities available-for-sale of $395,000. This decrease was offset by $668,000 of additional purchases of property and equipment during 2004.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2004, compared to $9,000 for the six months ended June 30, 2004. The increase in cash used in financing activities during 2004 was primarily due to the purchase of treasury stock.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned or deferred revenue on the Company’s consolidated financial statements and are recognized as income when earned. As of June 30, 2004 and December 31, 2003, the Company had $5.2 million and $4.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At June 30, 2004 and December 31, 2003, the Company had $915,000 and $983,000 of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed within 12 months of the respective period ends.

Stock Repurchase Program

In April 1999, the Board of Directors of the Company authorized the repurchase of 150,000 shares of Common Stock in the open market or in privately negotiated transactions. As of August 1, 2004, there were no remaining shares available for repurchase under that authorization.

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of August 2, 2004, 104,700 shares have been repurchased under that authorization.

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

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below summarizes stock repurchases for the three month period ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	15,000	$ 16.87	15,000	471,000
May 1 – May 31, 2004	11,600	$ 16.40	11,600	459,400
June 1 – June 30, 2004	10,500	$ 17.03	10,500	448,900

(a)	In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of an additional 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the new plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 6, 2004. At such meeting, Patrick E. Beans was reelected as a director of the Company for a term to expire at the 2007 annual meeting of shareholders and until his successor is duly elected and qualified pursuant to the following votes: Patrick E. Beans – 7,282,595 shares voted for, 40,300 shares withholding authority,no abstentions and no broker non-votes. The other directors of the Company whose terms of office continued after the 2004 annual meeting of shareholders are as follows: term expiring at the 2005 meeting – JoAnn M. Martin and Paul C. Schorr III; and terms expiring at the 2006 meeting – Michael D. Hays and John N. Nunnelly.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	Reports on Form 8-K The Company furnished a Current Report on Form 8-K, dated May 4, 2004, reporting (under Items 7 and 12) the Company’s first quarter earnings and related conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 12, 2004	By:	/s/ Michael D. Hays
Michael D. Hays Chief Executive Officer

Date: August 12, 2004	By:	/s/ Patrick E. Beans
Patrick E. Beans Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2004

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.