Form 10-Q
period 2004-09-30
NATIONAL RESEARCH CORP
filed 2004-11-15
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

Common Stock, $.001 par value, outstanding as of November 4, 2004: 7,163,715 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2004

			Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9-12

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	13

	Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 6.	Exhibits	14

	Signatures		15

	Exhibit Index		16

PART I – Financial Information

ITEM 1.  Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,543,435	$3,440,915
Investments in marketable debt securities	14,597,405	12,766,483
Trade accounts receivable, less allowance for
doubtful accounts of $93,807 and $83,892
in 2004 and 2003, respectively	4,086,048	5,479,264
Unbilled revenues	1,287,446	983,306
Prepaid expenses and other	940,159	619,357
Deferred income taxes	228,978	231,625

Total current assets	23,683,471	23,520,950

Property and equipment, net	12,668,713	12,189,156
Intangible assets, net	9,855,622	9,939,612
Other	19,698	23,458

Total assets	$46,227,504	$45,673,176

Liabilities and Shareholders' Equity

Current liabilities:
Current portion of notes payable	$152,501	$142,135
Accounts payable	616,501	548,024
Accrued wages, bonuses and profit sharing	786,972	804,948
Accrued expenses	563,030	526,481
Income taxes payable	594,642	243,622
Billings in excess of revenues earned	3,398,669	4,438,659

Total current liabilities	6,112,315	6,703,869

Notes payable, net of current portion	4,784,587	4,901,429
Deferred income taxes	1,216,791	1,179,969
Other long-term liabilities	472,560	463,620

Total liabilities	12,586,253	13,248,887

Shareholders' equity:
Preferred stock, $.001 par value:
authorized 2,000,000 shares, no shares
issued and outstanding	--	--
Common stock, $.001 par value; authorized
20,000,000 shares, issued 7,666,764 in
2004 and 7,639,819 in 2003, outstanding
7,160,864 in 2004 and 7,305,819 in 2003	7,667	7,641
Additional paid-in capital	19,165,102	18,875,520
Retained earnings	19,461,733	15,831,700
Unearned compensation	(248,559)	(393,994)
Accumulated other comprehensive income, net
of taxes	(41,675)	(27,148)
Treasury stock, at cost; 505,900 and 334,000
shares in 2004 and 2003, respectively	(4,703,017)	(1,869,430)

Total shareholders' equity	33,641,251	32,424,289

Total liabilities and shareholders' equity	$46,227,504	$45,673,176

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenues	$9,320,349	$7,993,419	$23,252,991	$20,179,978

Operating expenses:
Direct expenses	4,174,579	3,797,360	10,189,031	9,280,730
Selling, general and administrative	1,823,949	1,563,760	5,578,130	4,380,916
Depreciation and amortization	538,323	535,904	1,491,628	1,463,842

Total operating expenses	6,536,851	5,897,024	17,258,789	15,125,488

Operating income	2,783,498	2,096,395	5,994,202	5,054,490
Other income (expense):
Interest income	86,653	76,697	248,548	213,666
Interest expense	(104,601)	(107,506)	(354,745)	(321,044)
Other, net	29,396	4,634	(36,242)	47,867

Total other income (expense), net	11,448	(26,175)	(142,439)	(59,511)

Income before income taxes	2,794,946	2,070,220	5,851,763	4,994,979
Provision for income taxes	1,078,585	769,999	2,221,730	1,866,172

Net income	$1,716,361	$1,300,221	$3,630,033	$3,128,807

Net income per share - basic	$.24	$.18	$.50	$.43

Net income per share - diluted	$.24	$.18	$.50	$.43

Weighted average shares and share equivalents
outstanding--basic	7,137,405	7,261,582	7,194,620	7,255,466

Weighted average shares and share equivalents
outstanding--diluted	7,223,793	7,330,579	7,280,852	7,304,298

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,630,033	$3,128,807
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,491,628	1,463,842
Deferred income taxes	52,675	192,918
Gain on sale of property and equipment	(3,632)	(2,850)
Loss on sale of other investments	27	27
Tax benefit from exercise of stock options	142,330	--

Non-cash stock compensation expense	91,436	20,412
Net changes in assets and liabilities:
Trade accounts receivable	1,395,582	2,174,027
Unbilled revenues	(297,366)	250,372
Prepaid expenses and other	(308,782)	(300,356)
Accounts payable	67,993	42,683
Accrued expenses, wages, bonuses and profit sharing	18,110	133,792
Income taxes recoverable and payable	349,584	442,038
Billings in excess of revenues earned	(1,045,401)	(54,523)

Net cash provided by operating activities	5,584,217	7,491,189

Cash flows from investing activities:
Purchases of property and equipment	(1,889,244)	(1,296,442)
Proceeds from sale of property and equipment	3,632	2,850
Acquisition, net of cash acquired	--	(996,888)
Purchases of securities available-for-sale	(7,808,123)	(8,456,924)
Proceeds from the maturities of securities available-for-sale	5,941,124	6,257,182

Net cash used in investing activities	(3,752,611)	(4,490,222)

Cash flows from financing activities:
Payments on notes payable	(106,476)	(99,168)
Proceeds from exercise of stock options	201,277	127,964
Purchases of treasury stock	(2,833,587)	(48,873)

Net cash used in financing activities	(2,738,786)	(20,077)

Effect of exchange rate changes on cash	9,700	(25,386)
Increase in cash and cash equivalents	(897,480)	2,955,504
Cash and cash equivalents at beginning of period	3,440,915	991,217

Cash and cash equivalents at end of period	$2,543,435	$3,946,721

Supplemental disclosure of cash paid for:
Interest expense	$354,745	$321,044
Income taxes	$1,675,399	$1,216,112

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

The consolidated financial statements include the accounts of National Research Corporation and its wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated.

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

Accumulated other comprehensive loss consists of the following at September 30, 2004 and December 31, 2003:

	2004	2003
Unrealized loss on marketable securities	$(65,185)	$(29,136)
Related tax benefit	24,444	10,052

Net loss on marketable securities	(40,741)	(19,084)
Foreign currency translation adjustment	(934)	(8,064)

Accumulated other comprehensive loss	$(41,675)	$(27,148)

3.	ACQUISITION

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Revenues	$9,320	$7,993	$23,253	$20,433
Net income	$1,716	$1,300	$3,630	$3,131
Net income per share - basic	$0.24	$0.18	$0.50	$0.43
Net income per share - diluted	$0.24	$0.18	$0.50	$0. 43

4.	STOCK OPTION PLANS AND RESTRICTED STOCK

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$1,716	$1,300	$3,630	$3,129
Less: stock based compensation expense	$95	$43	$236	$85

Net income, adjusted for the fair value method	$1,621	$1,257	$3,394	$3,044

Income per share - basic, as reported	$0.24	$0.18	$0.50	$0.43
Income per share - basic, adjusted for fair value method	$0.23	$0.17	$0.47	$0.42
Income per share - diluted, as reported	$0.24	$0.18	$0.50	$0.43
Income per share - diluted, adjusted for the fair value method	$0.22	$0.17	$0.47	$0.42

During the nine months ended September 30, 2004, the Company granted 2,483 restricted shares of common stock and canceled 10,909 restricted shares of common stock under the 2001 Equity Incentive Plan. As of September 30, 2004, the Company had 30,721 restricted shares of common stock outstanding under the plan. The market value of these shares on the grant date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $91,436 of non-cash compensation for the nine months of 2004 related to this restricted stock.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2004 and December 31, 2003:

	2004	2003
Customer relationships	$1,039,867	$1,035,084
Trade name	1,368,000	1,368,000
Goodwill	8,996,914	8,996,914

	11,404,781	11,399,998
Less accumulated amortization	1,549,159	1,460,386

Intangible assets, net	$9,855,622	$9,939,612

6.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of September 30, 2004 and 2003, respectively, 23,183 and -0- options have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Weighted average shares and share equivalents - basic	7,137	7,262	7,195	7,255
Weighted average dilutive effect of options	68	63	67	47
Weighted average dilutive effect of restricted stock	19	6	19	2

Weighted average shares and share equivalents - dilutive	7,224	7,331	7,281	7,304

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth for the periods indicated selected financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Percentage of Total Revenues
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	44.8	47.5	43.8	46.0
Selling, general and administrative	19.6	19.6	24.0	21.7
Depreciation and amortization	5.8	6.7	6.4	7.3

Total operating expenses:	70.2	73.8	74.2	75.0

Operating income	29.8%	26.2%	25.8%	25.0%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total revenues. Total revenues for the three month period ended September 30, 2004 increased 16.6% to $9.3 million compared to $8.0 million in the three month period ended September 30, 2003. The increase was primarily due to additional new clients and the cross-selling and increases in scope of current clients.

Direct expenses. Direct expenses increased 9.9% to $4.2 million in the three month period ended September 30, 2004 compared to $3.8 million in the same period during 2003. The change in direct expenses in the 2004 period was primarily due to the incremental costs of servicing additional clients and increases in scope of current clients. The primary increase was in printing and postage expenses of $385,000. Direct expenses decreased as a percentage of total revenues to 44.8% in the three month period ended September 30, 2004 from 47.5% during the same period of 2003. The decrease in the direct expense percentage in 2004 was largely due to the volume of revenue and margin expansion during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.6% to $1.8 million for the three month period ended September 30, 2004 compared to $1.6 million for the same period in 2003. The change was primarily due to increases in travel expense of $120,000, salary and benefit expenses of $89,000, and recruitment and training expenses of $27,000. These increases can be attributed to the expansion of sales and marketing efforts and increasing the depth of the Company’s mid-management team. Selling, general, and administrative expenses remained flat as a percentage of total revenues at 19.6% for the three month period ended September 30, 2004 and for the same period in 2003.

Depreciation and amortization. Depreciation and amortization expenses remained flat at $538,000 for the three month period ended September 30, 2004 compared to $536,000 in the same period of 2003. Depreciation and amortization expenses as a percentage of total revenues decreased to 5.8% in the three-month period ended September 30, 2004, from 6.7% in the same period of 2003.

Provision for income taxes. The provision for income taxes totaled $1,079,000 (38.6% effective tax rate) for the three month period ended September 30, 2004 as compared to $770,000 (37.2% effective tax rate) for the same period in 2003. The effective tax rate was higher in 2004 due to differences in state income taxes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenues. Total revenues for the nine month period ended September 30, 2004 increased 15.2% to $23.3 million compared to $20.2 million in the nine month period ended September 30, 2003. The increase was primarily due to additional new clients and the cross-selling and increases in scope of current clients.

Direct expenses. Direct expenses increased 9.8% to $10.2 million in the nine month period ended September 30, 2004 from $9.3 million in the same period during 2003. The increase in direct expenses in the 2004 period was primarily due to the incremental costs of servicing additional clients and increases in scope of current clients. The primary increases were in printing and postage expenses of $610,000, and labor and payroll expenses of $313,000. Direct expenses decreased as a percentage of total revenues to 43.8% in the nine month period ended September 30, 2004 from 46.0% during the same period of 2003. The decrease in the direct expense percentage in 2004 was largely due to the volume of revenue and margin expansion during the period. The Company believes that direct expenses will increase slightly during the balance of 2004 to remain in line with its annual goal of 43% to 45% margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 27.3% to $5.6 million for the nine month period ended September 30, 2004 compared to $4.4 million for the same period in 2003. The net increase was primarily due to salary and benefit expenses of $824,000, travel expenses of $289,000, and recruitment and training expenses of $93,000. This increase can be attributed to the expansion of sales and marketing efforts and increasing the depth of the Company’s mid-management team. The increase was partially offset by a decrease in bad debt expense of $98,000. The 2003 bad debt expense was higher due to the write-off of certain accounts receivable from one large customer in the second quarter of 2003. Selling, general, and administrative expenses increased as a percentage of total revenues to 24.0% for the nine month period ended September 30, 2004 from 21.7% for the same period in 2003. The Company believes that selling, general and administrative expenses will increase slightly during the balance of 2004 to remain in line with its annual goal of 23% to 25% margins.

Depreciation and amortization. Depreciation and amortization expenses remained flat at $1.5 million in the nine month period ended September 30, 2004 compared to the same period during 2003. Depreciation and amortization expenses as a percentage of total revenues decreased to 6.4% in the nine month period ended September 30, 2004, from 7.3% in the same period of 2003. The Company expects depreciation and amortization expenses as a percent of revenues to increase slightly in the balance of 2004. The Company’s annual goal for depreciation and amortization as a percent of revenue is a range of 5.5% to 6.5%.

Provision for income taxes. The provision for income taxes totaled $2.2 million (37.9% effective tax rate) for the nine month period ended September 30, 2004 as compared to $1.9 million (37.4% effective tax rate) for the same period in 2003.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flow from its operations. The Company’s cash flow has been sufficient to provide funds for working capital and capital expenditures.

As of September 30, 2004, the Company had cash and cash equivalents of $2.5 million and working capital of $17.6 million.

During the nine months ended September 30, 2004, the Company generated $5.6 million of net cash from operating activities as compared to $7.5 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to decreases in billings in excess of revenues earned, accrued expenses and income taxes payable and increases in accounts receivable and unbilled revenue totaling $2.6 million.

For the nine months ended September 30, 2004, net cash used in investing activities was $3.8 million compared to $4.5 million during the same period in the prior year. The decrease in cash used in investing activities in 2004 was primarily due to the $997,000 acquisition of Smaller World Communications Inc. that occurred in March 2003, and lower net purchases of securities available-for-sale of $333,000. This decrease was offset by $593,000 of additional purchases of property and equipment during 2004.

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2004, compared to $20,000 for the nine months ended September 30, 2004. The increase in cash used in financing activities during 2004 was primarily due to the purchase of treasury stock.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of September 30, 2004 and December 31, 2003, the Company had $3.4 million and $4.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At September 30, 2004 and December 31, 2003, the Company had $1.3 million and $983,000 of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed within 12 months of the respective period ends.

Stock Repurchase Program

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of November 4, 2004, 112,000 shares have been repurchased under that authorization.

Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied to reporting periods beginning after June 15, 2004. The application of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2003.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2004	53,600	$17.17	53,600	395,300
August 1 -
August 31, 2004	4,100	$16.12	4,100	391,200
September 1 -
September 30, 2004	2,100	$15.70	2,100	389,100

(a)	In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of an additional 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the new plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: November 12, 2004	By:	/s/ Michael D. Hays
Michael D. Hays Chief Executive Officer
Date: November 12, 2004	By:	/s/ Patrick E. Beans
Patrick E. Beans Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2004

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.