Form 10-K
period 2004-12-31
NATIONAL RESEARCH CORP
filed 2005-03-31
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (402) 475-2525

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [_]  No  |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2004:  $37,937,693.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 4, 2005: 7,186,935 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. Business

General

        National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry in the United States and Canada. The Company believes it has achieved this leadership position based on 24 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.

        Since its founding 24 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, educational services and a renewable syndicated service.

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

The NRC Solution

        The Company addresses healthcare organizations’ growing need to track their performance at the enterprise-wide, departmental and physician/caregiver levels. The Company has been developing tools that enable its clients to collect, in an unobtrusive manner, a substantial amount of comparative performance information in order to analyze and improve their practices to maximize new member and/or patient attraction, experience, member retention and profitability. NRC’s performance assessments offer the tangible measurement of health service quality currently demanded by consumers, employers, industry accreditation organizations and lawmakers.

        The Company’s solutions respond to managed care’s redefined relationships among consumers, employers, payers and providers. Instead of relying exclusively on static, mass produced questionnaires, NRC also utilizes a dynamic data collection process to create a personalized questionnaire which evaluates service issues to each respondent’s specific healthcare experience. The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, behavioral health, long-term care, hospice, dental, etc.).

        NRC offers renewable performance tracking and improvement services (“Performance Tracking Services”), custom research, educational services and a renewable syndicated service, the NRC Healthcare Market Guide® (“Market Guide”). The Company has renewable performance tracking tools, including those produced and delivered under our Picker trade name, for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time. These tools may be coupled with the improvement tool, eToolKit, to help clients not only measure performance but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of the NRC+Picker Educational Products provide a way of bridging the gap between measurement and improvement. Additional offerings include functional disease-specific and health status measurement tools. The syndicated NRC Healthcare Market Guide, a stand-alone market information and competitive intelligence source as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples and to utilize competitive information for marketing purposes.

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

Information Services

        The Qualisys System (“Qualisys”) is NRC’s data collection process which provides ongoing, renewable performance tracking and is the platform of the Company’s online tools. This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and include questions which address core service factors throughout a healthcare organization.

        Unlike some, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined, as opposed to multiple questionnaires which are often sent to the same respondents. As a result, the Company’s renewable performance tracking programs and data collection processes (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate over surveying (where one respondent receives multiple surveys) and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

        The Company recognizes that performance programs must do more than just measure the experiences, they must measure and facilitate improvement. The Company offers proven solutions to effectively measure and improve the most important aspects of the patient’s experience. By combining the advanced measurement and improvement technology of Qualisys with the philosophy and family of surveys of the Picker Institute, eToolKit allows clients to actually act on their research results and attain improvement in the care delivery process. The Company has developed online improvement tools including a one-page reporting format called Action Plan which provides a basis on which improvements can be made. NRC Action Plans show healthcare organizations which service factors their customer groups value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. The Company has also developed online access to performance results, which the Company believes provides NRC’s clients the fastest and easiest way to access measurement results. eReports, NRC’s exclusive web-based electronic delivery system, provides clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.

        The Company has developed the NRC+Picker Educational Products as a way of bridging the gap between measurement and improvement of patient-centered care. These products consist of the Symposium, the NRC+Picker Learning Network and NRC+Picker eLearning. The Symposium is an annual event which is dedicated to the improvement of the patient experience. NRC+Picker Learning Network is a membership-based product that enables members to participate in calls with industry experts, have access to experts, participate in monthly presentations and receive monthly newsletters, all of which focus on topics of improvement of the patient experience. eLearning is an interactive online educational product which is used by the providers to understand the dimensions of patient-centered care.

        The Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, the Market Guide is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. The Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as alternative medicine usage and healthcare Internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 160 metro areas, 48 states or nationally. The Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Another feature of the web-based system is a national name search, which allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.

Clients

        The Company’s ten largest clients accounted for 43%, 45% and 51% of the Company’s total revenues in 2004, 2003 and 2002, respectively. The U.S. Department of Veterans Affairs accounted for 12.4%, 14.6% and 18.2% of total revenues in 2004, 2003 and 2002, respectively.

Sales and Marketing

        The Company has generated the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC’s sales efforts from Nebraska and Virginia in the United States and from Toronto and Montreal in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.

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

Competition

        The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s main competitors among such specialty firms are Press Ganey, who NRC believes has revenues that are significantly larger than the Company’s revenues, and three or four other companies with revenues in amounts that are similar to, or smaller than, our revenues. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with (i) traditional market research firms which are significant providers of survey-based, general market research and (ii) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few entry barriers into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

        The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated products, comparative performance database, and relationships with leading healthcare payers and providers position the Company to compete in this market.

Intellectual Property and Other Proprietary Rights

        The Company’s success depends in part upon its data collection processes, research methods, data analysis techniques and internal systems and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents. Consequently, it relies on a combination of copyright, trademark and trade secret laws and employee nondisclosure agreements to protect its systems, survey instruments and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether the Company is ultimately successful in defending against such claims.

Associates

        As of December 31, 2004, the Company employed a total of 134 persons on a full-time basis. In addition, as of such date, the Company had 71 part-time associates primarily in its survey operations, representing approximately 50 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining agreement. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

        The following table sets forth certain information, as of March 1, 2005, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	50	Chief Executive Officer and Director
Jona S. Raasch	46	Vice President and Chief Operations Officer
Joseph W. Carmichael	41	President
Patrick E. Beans	47	Vice President, Treasurer, Chief Financial Officer, Secretary and Director

        Michael D. Hays has served as President and Chief Executive Officer and as a director since he founded the Company in 1981. He also served as President since founding the Company thru August 2004. Prior thereto, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

        Jona S. Raasch has served as Vice President and Chief Operations Officer since September 1988. Prior to joining the Company, Ms. Raasch held various positions with A.C. Nielsen Corporation.

        Joseph W. Carmichael has served as President since August 2004. Prior to August 2004, Mr. Carmichael held various positions with the Company since April 1983, most recently as Senior Vice President from May 2002 to August 2004.

        Patrick E. Beans has served as Vice President, Treasurer, Chief Financial Officer and Secretary and as a director since 1997. He has served as the principal financial officer since he joined the Company in August 1994. From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.

        Executive officers of the Company are elected by and serve at the discretion of the Company’s Board of Directors. There are no family relationships between any directors or executive officers of NRC.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2004 fiscal year.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the Nasdaq National Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for the Common Stock for the period from January 1, 2003 through December 31, 2004:

	High	Low
First quarter ended March 31, 2003	$13.00	$7.93
Second quarter ended June 30, 2003	$12.95	$8.25
Third quarter ended September 30, 2003	$14.39	$10.65
Fourth quarter ended December 31, 2003	$16.41	$13.25
First quarter ended March 31, 2004	$17.02	$14.59
Second quarter ended June 30, 2004	$17.50	$15.54
Third quarter ended September 30, 2004	$17.30	$14.51
Fourth quarter ended December 31, 2004	$16.52	$14.50

        On March 4, 2005, there were approximately 30 shareholders of record and approximately 500 beneficial owners of the Common Stock.

        The Company has not paid cash dividends on its common stock in the past. However, on March 1, 2005, the Company announced the commencement of a quarterly dividend and declared a first quarter cash dividend of $0.08 per share, payable March 31, 2005, to shareholders of record on March 11, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

The table below summarizes stock repurchases for the three month period ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2004	1,100	$ 15.18	1,100	388,000
November 1 - November 30, 2004	700	$ 16.16	700	387,300
December 1 - December 31, 2004	1,600	$ 15.51	1,600	385,700

(a)     In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of an additional 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the new plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Financial Data

        The selected statement of income data for the years ended December 31, 2004, 2003, and 2002 and the selected balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$29,683	$26,922	$22,387	$17,674	$18,316
Operating expenses:
Direct expenses	12,869	12,029	9,556	8,059	9,120
Selling, general and administrative	7,394	5,987	4,737	4,985	4,602
Depreciation and amortization (1)	2,018	1,941	1,675	1,917	1,269
Total operating expenses	22,281	19,957	15,968	14,961	14,991

Operating income	7,402	6,965	6,419	2,713	3,325
Other income (expenses)	(119)	(49)	(258)	(89)	531

Income before income taxes	7,283	6,916	6,161	2,624	3,856
Provision for income taxes	2,732	2,532	2,311	954	1,139

Net income	$4,551	$4,384	$3,850	$1,670	$2,717

Net income per share - basic and diluted	$0.63	$0.60	$0.54	$0.24	$0.39

Weighted average shares outstanding - basic	7,181	7,259	7,163	7,053	7,019
Weighted average shares outstanding - diluted	7,249	7,326	7,193	7,089	7,025
	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$19,434	$16,817	$12,919	$7,260	$8,342
Total assets	47,954	45,673	38,832	33,772	31,637
Total debt, including current portion	4,901	5,044	5,176	5,302	5,430
Total shareholders' equity	35,018	32,424	28,018	23,353	21,382

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill and other non-amortizable intangible assets. If the Company had not amortized goodwill and other non-amortizable intangible assets during the two years ended December 31, 2001, net income would have been $2.00 million in 2001, and $2.89 million in 2000.

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

Overview

        The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and the growth of its industry, will be the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, educational services and its Market Guide.

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2004 include:

•	Revenue recognition;

•	Valuation of long-lived assets; and

•	Valuation of goodwill and identifiable intangible assets.

        Revenue Recognition

        The Company’s performance tracking services are performance tracking and improvement tools for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company’s custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenues and direct expenses for the Company’s performance tracking services are recognized on a percentage of completion basis. Revenues and direct expenses for the NRC+Picker educational services and custom research services are also recognized on a percentage of completion basis.

        Significant management judgments and estimates must be made and used in connection with revenue recognized using the percentage-of-completion accounting method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue. The underlying assumptions and judgments that are the most critical to this policy include the estimated progress to date and the estimated costs required to complete the work required under individual customer contracts. The Company recognizes revenue based on output measures in applying the percentage of completion method of accounting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to the output measures.

        The Company’s Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, this survey is a comprehensive consumer-based healthcare assessment. The Market Guide is generally provided pursuant to contracts which have durations of four to six months and that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for the Market Guide are billed prior to or at delivery. The Company recognizes revenue when the Market Guide is delivered to customers pursuant to their contracts, typically in the third quarter of the year. Substantially all of the related costs are deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. The Company generally has some incidental sales of the Market Guide subsequent to completion of each edition. Revenues and marginal expenses related to such incidental sales are recognized upon delivery. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery. As a result, the Company’s margins vary throughout the year. The Company’s revenue recognition policy for the Market Guide is not sensitive to significant estimates and judgments.

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

        The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, the Company does not amortize goodwill.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2004, the Company has net goodwill of $8.0 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2004, 2003 or 2002.

Results of Operations

        The following table sets forth, for the periods indicated, selected financial information derived from the Company’s consolidated financial statements, expressed as a percentage of total revenues and the percentage change in such items versus the prior comparable period. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the Company’s consolidated financial statements.

	Percentage of Total Revenues Year Ended December 31,			Percentage Increase
	2004	2003	2002	2004 over 2003	2003 over 2002
Revenues	100.0%	100.0%	100.0%	10.3%	20.3%
Operating expenses:
Direct expenses	43.4	44.7	42.7	7.0	25.9
Selling, general and administrative	24.9	22.2	21.1	23.5	26.4
Depreciation and amortization	6.8	7.2	7.5	3.9	15.9

Total operating expenses	75.1	74.1	71.3	11.6	25.0

Operating income	24.9%	25.9%	28.7%	6.3%	8.5%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Total revenues. Total revenues increased 10.3% in 2004 to $29.7 million from $26.9 million in 2003. The increase was primarily due to the addition of new clients and the cross-selling and increases in scope of work from existing clients.

        Direct expenses. Direct expenses increased 7.0% to $12.9 million in 2004 from $12.0 million in 2003. The increase in direct expenses in 2004 was due primarily to the incremental costs of servicing additional clients. The increases were in printing and postage expense of $540,000, in labor and payroll expenses of $194,000 and in fieldwork and fees expenses of $113,000. Direct expenses decreased as a percentage of total revenues to 43.4% in 2004 from 44.7% during 2003 primarily due to the mix of services provided during the year. In 2005, direct expenses as a percentage of total revenues are expected to remain at levels similar to 2004.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.5% to $7.4 million in 2004 from $6.0 million in 2003. The net increase was primarily due to increases in salary and benefit expenses of $852,000, travel expenses of $419,000, rent and utilities of $89,000, legal and accounting of $68,000, contract services of $54,000, and HR recruitment expenses of $40,000. These increases were partially offset by a decrease in bad debt expense of $102,000. Much of the overall increases were a result of the new sales expansion plan started in late 2003. Selling, general and administrative expenses increased as a percentage of total revenues to 24.9% in 2004 from 22.2% in 2003. In 2005, selling, general and administrative expenses as a percentage of total revenues are expected to remain at levels similar to 2004.

        Depreciation and amortization. Depreciation and amortization expenses increased 3.9% to $2.0 million in 2004 from $1.9 million in 2003. The increase is primarily due to the additional depreciation of software, computer equipment and production equipment. Depreciation and amortization expenses decreased as a percentage of total revenues to 6.8% in 2004 from 7.2% in 2003. Depreciation and amortization expenses as a percent of total revenues are expected to decrease slightly in 2005 as compared to 2004.

        Provision for income taxes. The provision for income taxes totaled $2.7 million (37.5% effective tax rate) for 2004 compared to $2.5 million (36.6% effective tax rate) for 2003. The effective tax rate is higher in 2004 due to differences in state income taxes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Total revenues. Total revenues increased 20.3% in 2003 to $26.9 million from $22.4 million in 2002. The increase was primarily due to the addition of new clients, including a number of annual contracts signed during 2003, the Company’s expansion into Canada and, to a lesser extent, an increase in scope of work from existing clients.

        Direct expenses. Direct expenses increased 25.9% to $12.0 million in 2003 from $9.6 million in 2002. The increase in direct expenses in 2003 was due primarily to the incremental costs of servicing additional clients. The increases were primarily in labor and payroll expenses of $1.3 million, in printing and postage of $580,000, in fieldwork and fees expenses of $515,000, and travel of $143,000. These increases were partially offset by a decrease in computer expenses of $113,000. Direct expenses increased as a percentage of total revenues to 44.7% in 2003 from 42.7% during 2002 primarily due to the mix of services provided during the year.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 26.4% to $6.0 million in 2003 from $4.7 million in 2002. The net increase was primarily due to increases in salary and benefits of $733,000, marketing expenses of $391,000, contract services of $124,000, bad debt expense of $102,000, rent and utilities of $121,000 and office expenses of $57,000. These increases were partially offset by decreases in legal and accounting expenses of $293,000. Selling, general and administrative expenses increased as a percentage of total revenues to 22.2% in 2003 from 21.1% in 2002.

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

Liquidity and Capital Resources

        The Company’s principal source of funds in recent years has been cash flow from its operations. The Company’s operating cash flow has been sufficient to provide funds for working capital and capital expenditures and the Company expects that it will continue to be sufficient in the foreseeable future.

        As of December 31, 2004, the Company had cash and cash equivalents of $3.6 million and working capital of $19.4 million.

        During 2004, the Company generated $7.8 million of net cash from operating activities as compared to $8.3 and $4.3 million net cash generated during 2003 and 2002, respectively. The $500,000 decrease in operating cash flow from 2003 to 2004 is primarily related to the reversal of $1.6 million of timing items that occurred in prior years in connection with the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned). The effect of this reversal was partially offset by a $1.0 million net increase in income taxes recoverable due to higher payments of taxes and an extra $170,000 of net income in 2004. The timing issues related to approximately $1.6 million of billings and payments on certain government contracts, including the movement of certain government work to December during 2002 and slow payment by one government account in late 2002. Had these timing issues not occurred, then operating cash flow would have been approximately $1.6 million lower in 2003 and $1.6 million higher in 2002. The remaining difference between 2003 and 2002 is mainly related to higher net income.

        Net cash used in investing activities was $4.7 million in 2004, $5.5 million for 2003 and $4.8 million for 2002. The 2004 net cash used in investing activities was primarily comprised of the investment of $2.1 million in furniture, computer equipment, software and production equipment to support the expansion of the Company’s business, and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $2.7 million. The 2003 net cash used in investing activities was primarily comprised of the investment of $1.7 million in furniture, computer equipment, software and production equipment to support the expansion of the Company’s business, $1 million to acquire the net assets of Smaller World Communications Inc. and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $2.9 million. The 2002 net cash used in investing activities was primarily comprised of $1.5 million of investments in furniture, computer equipment, software and production equipment and an increase of the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $3.3 million. The Company’s investments available-for-sale consist principally of United States government securities with maturities of three years or less.

        Net cash used in financing activities was $2.8 million in 2004 and $205,000 in 2003 compared to cash provided by financing activities of $473,000 for 2002. The 2004 cash used in financing activities was primarily due to $2.9 million used for the purchase of treasury stock. The 2003 cash used in financing activities was primarily due to $273,000 used for the purchase of treasury stock. The 2002 cash provided was primarily from $692,000 of proceeds from issuance of common stock through the exercise of stock options.

        The Company has budgeted approximately $1.3 million for additional expenditures in 2005 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2005 will be primarily for computer hardware and software, production equipment and furniture.

        The Company typically bills clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of December 31, 2004 and 2003, the Company had $4.0 million and $4.4 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. At December 31, 2004 and 2003, the Company had $1.2 million and $1.0 million of unbilled revenues, respectively. Substantially all deferred and unbilled revenues will be earned and billed respectively, within 12 months of the respective period ends.

        As of December 31, 2004, the Company had obligations to make cash payments in the following amounts in the future:

Contractual Obligations	Total Payments	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long Term Debt	$4,900,854	$155,728	$353,246	$416,159	$3,975,721
Other Long Term Liabilities (see below)	--	--	--	--	--
Operating Leases	309,961	232,008	63,705	14,248	--

Total	$5,210,815	$387,736	$416,951	$430,407	$3,975,721

        The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

        The purchase price for Smaller World Communications Inc. includes two additional scheduled payments of additional purchase price in 2006 and 2008. As of December 31, 2004, the minimum aggregate payments will be $271,000 and the maximum aggregate payments could be $1,035,000, based upon certain revenue goals.

Off-Balance Sheet Obligations

        The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “—Liquidity and Capital Resources.”

Stock Repurchase Program

        In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of December 31, 2004, 114,300 have been repurchased under that authorization.

Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain characteristics as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

        In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments (EITF 03-1). In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1 on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

        In December 2003, the FASB revised FASB Interpretation (“FIN”) No. 46 (revised), Consolidation of Variable Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after December 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. The Company does not currently have any interest in variable interest entities, therefore FIN 46(R) did not have a material impact on the Company’s consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS No. 153 will not have a significant effect on the Company’s consolidated financial statements.

        In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting, set forth in APB Opinion No. 25, (generally resulting in recognition of no compensation cost) and instead require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g. stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that file as a small business issuer, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual reporting period beginning after December 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculates under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consists of interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities decreased .5% from the average return during the year ended December 31, 2004 and 2003, then the Company’s interest income would have decreased, and pre-tax income would have decreased approximately $68,000 and $58,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

        The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2004. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	Quarter Ended
	Dec. 31, 2004	Sept.30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Revenues	$6,431	$9,320	$6,371	$7,561	$6,742	$7,993	$6,129	$6,058
Direct expenses	2,680	4,174	2,717	3,298	2,749	3,797	2,667	2,816
Selling, general and administrative	1,816	1,824	1,850	1,904	1,606	1,564	1,533	1,284
Depreciation and amortization	527	538	489	464	477	536	482	446

Operating income	1,408	2,784	1,315	1,895	1,910	2,096	1,447	1,512
Other income (expense)	24	11	(113)	(41)	11	(26)	(1)	(33)
Provision for income taxes	510	1,079	464	679	666	770	538	558

Net income	$922	$1,716	$738	$1,175	$1,255	$1,300	$908	$921

Net income per share - basic	$0.13	$0.24	$0.10	$0.16	$0.17	$0.18	$0.13	$0.13
Net income per share - diluted	$0.13	$0.24	$0.10	$0.16	$0.17	$0.18	$0.12	$0.13
Weighted average shares outstanding - basic	7,142	7,137	7,191	7,256	7,271	7,262	7,256	7,249
Weighted average shares outstanding - diluted	7,211	7,224	7,284	7,353	7,314	7,324	7,303	7,296

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

KPMG LLP

Lincoln, Nebraska
February 8, 2005, except for note 12, which is as of March 1, 2005

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2004 AND 2003

Assets	2004	2003
Current assets:
Cash and cash equivalents	$3,647,693	$3,440,915
Investments in marketable debt securities	15,348,349	12,766,483
Trade accounts receivable, less allowance for doubtful accounts of $100,526 and
$78,000 in 2004 and 2003, respectively	3,391,953	5,479,264
Unbilled revenues	1,190,084	983,306
Prepaid expenses and other	948,432	619,357
Recoverable income taxes	632,026	--
Deferred income taxes	295,290	231,625

Total current assets	25,453,827	23,520,950
Net property and equipment	12,355,456	12,189,156
Goodwill, net of accumulated amortization	8,293,346	8,002,089
Intangible assets, net of accumulated amortization	1,832,889	1,937,523
Other	18,445	23,458

Total assets	$47,953,963	$45,673,176

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of note payable	$155,728	$142,135
Accounts payable	429,973	470,136
Accrued wages, bonus and profit sharing	975,991	968,701
Accrued expenses	421,212	440,616
Income taxes payable	--	243,622
Billings in excess of revenues earned	4,036,608	4,438,659

Total current liabilities	6,019,512	6,703,869
Note payable, net of current portion	4,745,126	4,901,429
Deferred income taxes	1,827,235	1,179,969
Other long-term liabilities	344,433	463,620

Total liabilities	12,936,306	13,248,887
Shareholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,684,006 in 2004,
and 7,639,819 in 2003, outstanding 7,174,706 in 2004 and 7,305,819 in 2003	7,684	7,641
Additional paid-in capital	19,345,569	18,875,520
Retained earnings	20,382,334	15,831,700
Unearned compensation	(182,354)	(393,994)
Accumulated other comprehensive income (loss), net of taxes	220,261	(27,148)
Treasury stock, at cost; 509,300 shares in 2004 and 334,000 shares in 2003	(4,755,837)	(1,869,430)

Total shareholders' equity	35,017,657	32,424,289

Total liabilities and shareholders' equity	$47,953,963	$45,673,176

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
Revenues	$29,683,091	$26,922,433	$22,387,401

Operating expenses:
Direct expenses	12,869,259	12,028,561	9,555,677
Selling, general and administrative	7,394,567	5,987,154	4,737,880
Depreciation and amortization	2,017,621	1,941,418	1,674,856

Total operating expenses	22,281,447	19,957,133	15,968,413

Operating income	7,401,644	6,965,300	6,418,988

Other income (expense):
Interest income	344,570	292,517	257,922
Interest expense	(458,581)	(427,847)	(450,104)
Other, net	(4,777)	85,831	(65,460)

Total other expense	(118,788)	(49,499)	(257,642)

Income before income taxes	7,282,856	6,915,801	6,161,346
Provision for income taxes	2,732,222	2,531,544	2,311,243

Net income	$4,550,634	$4,384,257	$3,850,103

Net income per share - basic and diluted	$0.63	$0.60	$0.54

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2001	$7,395	$17,255,917	$7,597,340	$--	$(4,185)	$(1,503,069)	$23,353,398
Purchase of 13,800 shares
of treasury stock	--	--	--	--	--	(92,634)	(92,634)
Issuance of 165,017
common shares for the
exercise of stock options	166	691,672	--	--	--	--	691,838
Tax benefit from the
exercise of options	--	176,014	--	--	--	--	176,014
Comprehensive income
Change in unrealized
gain/(loss) on marketable
securities net of tax	--	--	--	--	39,556	--	39,556
Net income	--	--	3,850,103	--	--	--	3,850,103

Total comprehensive income	--	--	3,850,103	--	39,556	--	3,889,659

Balances at December 31, 2002	7,561	18,123,603	11,447,443	--	35,371	(1,595,703)	28,018,275

Purchase of 18,500 shares
of treasury stock	--	--	--	--	--	(273,727)	(273,727)
Issuance of 40,062 common
shares for the exercise
of stock options	41	200,624	--	--	--	--	200,665
Tax benefit from the
exercise of options	--	115,116	--	--	--	--	115,116
Issuance of 39,147
restricted common shares	39	436,177	--	(436,216)	--	--	--
Non-cash stock
compensation expense	--	--	--	42,222	--	--	42,222
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	(54,455)	--	(54,455)
Change in cumulative
translation adjustment	--	--	--	--	(8,064)	--	(8,064)
Net income	--	--	4,384,257	--	--	--	4,384,257

Total comprehensive income	--	--	4,384,257	--	(62,519)	--	4,321,738

Balances at December 31, 2003	7,641	18,875,520	15,831,700	(393,994)	(27,148)	(1,869,430)	32,424,289

Purchase of 175,300
shares of treasury stock	--	--	--	--	--	(2,886,407)	(2,886,407)
Issuance of 57,857 common
shares for the exercise
of stock options	57	332,991	--	--	--	--	333,048
Tax benefit from the
exercise of options	--	233,345	--	--	--	--	233,345
Issuance of	2,483
restricted common shares	2	39,998	--	(40,000)	--	--	--
Cancellation of 16,153
restricted common shares	(16)	(136,285)	--	136,301	--	--	--
Non-cash stock
compensation expense	--	--	--	115,339	--	--	115,339
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	(56,850)	--	(56,850)
Change in cumulative
translation adjustment	--	--	--	--	304,259	--	304,259
Net income	--	--	4,550,634	--	--	--	4,550,634

Total comprehensive income	--	--	4,550,634	--	247,409	--	4,798,043

Balances at December 31, 2004	$7,684	$19,345,569	$20,382,334	$(182,354)	$220,261	$(4,755,837)	$35,017,657

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,550,634	$4,384,257	$3,850,103
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,017,621	1,941,418	1,674,856
Deferred income taxes	614,871	330,698	529,083
Loss (gain) on sale of property and equipment	(4,090)	8,173	(1,420)
Loss (gain) on sale of other investments	75	41	(86)
Tax benefit from exercise of stock options	233,345	115,116	176,014
Non-cash stock compensation expense	115,339	42,222	--
Change in assets and liabilities, net of effect of
acquisitions:
Trade accounts receivable	2,160,923	(596,714)	(2,438,335)
Unbilled revenues	(187,482)	961,335	(262,336)
Prepaid expenses and other	(315,139)	(307,801)	25,123
Accounts payable	(48,381)	(162,596)	(356,345)
Accrued expenses, wages, bonus and profit sharing	(15,420)	274,241	138,391
Income taxes payable and recoverable	(876,140)	170,618	321,592
Billings in excess of revenues earned	(429,427)	1,104,085	627,443

Net cash provided by operating activities	7,816,729	8,265,093	4,284,083

Cash flows from investing activities:
Purchases of property and equipment	(2,066,807)	(1,682,734)	(1,534,080)
Acquisition, net of cash acquired	--	(996,888)	(23,277)
Purchases of securities available-for-sale	(9,211,409)	(14,065,000)	(10,802,926)
Proceeds from the maturities of securities available-for-sale	6,537,109	11,202,426	7,512,812
Proceeds from sale of property and equipment	4,863	2,543	1,420

Net cash used in investing activities	(4,736,244)	(5,539,653)	(4,846,051)

Cash flows from financing activities:
Payments on notes payable	(142,710)	(132,433)	(126,072)
Payments on other long term liabilities	(143,081)	--	--
Proceeds from exercise of stock options	333,048	200,665	691,838
Purchase of treasury stock	(2,886,407)	(273,727)	(92,634)

Net cash (used in) provided by financing activities	(2,839,150)	(205,495)	473,132

Effect of exchange rate changes on cash	(34,557)	(70,247)	--
Net increase (decrease) in cash and cash equivalents	206,778	2,449,698	(88,836)
Cash and cash equivalents at beginning of period	3,440,915	991,217	1,080,053

Cash and cash equivalents at end of period	$3,647,693	$3,440,915	$991,217

Supplemental disclosure of cash paid for:
Interest expense	$458,581	$427,847	$450,104
Income taxes	$2,759,669	$1,907,504	$1,284,554

Supplemental disclosures of non-cash investing activities:
In connection with the Company's acquisition of a business in 2003, the Company acquired current assets of $171,635 and assumed current liabilities of $164,294.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

        National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking and improvement services to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 43%, 45% and 51% of the Company’s total revenues in 2004, 2003 and, 2002 respectively. One client accounted for 12.4%, 14.6%, and 18.2% of total revenues in 2004, 2003 and 2002, respectively. The Company operates in a single industry segment.

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

Translation of Foreign Currencies

        Our Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

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

        The Company recognizes revenues from its performance tracking services, the NRC+Picker Learning Network and its custom and other research projects using the percentage of completion method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

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

        For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $583,000, $544,000, and $372,000 of costs incurred for the development of internal use software for the years ended December 31, 2004, 2003 and 2002, respectively, with such costs classified as property and equipment.

        The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses both straight-line and accelerated methods of depreciation and amortization over estimated useful lives of five to ten years for furniture and fixtures, three to five years for computer equipment, three to five years for capitalized software and fifteen to forty years for the Company’s office building.

Impairment of Long-lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses the recoverability of its long-lived assets based on estimated undiscounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

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

Goodwill and Intangible Assets

        Intangible assets include customer relationships, a trade name and goodwill. Customer relationships are being amortized over periods of five to ten years. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

        The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2004, the Company has net goodwill of $8.3 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2004, 2003 or 2002.

Investments in Marketable Debt Securities

        All marketable debt securities held by the Company at December 31, 2004 and 2003 were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices. Interest income is recognized when earned.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company’s analysis has not resulted in the recognition of an impairment loss on investments in 2004, 2003 or 2002.

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

	2004	2003	2002
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$4,551	$4,384	$3,850
Less: Total stock-based compensation expense determined under the
fair value method for all awards, net of tax	(399)	(153)	(54)
Add: Stock-based employee compensation expense included in reported
net income, net of tax	72	27	--

Net income, adjusted for the fair value method	$4,224	$4,258	$3,796

Income per share, as reported basic	$0.63	$0.60	$0.54
Income per share, as reported diluted	$0.63	$0.60	$0.54
Income per share, adjusted for the fair value method basic	$0.59	$0.59	$0.53
Income per share, adjusted for the fair value method diluted	$0.58	$0.58	$0.53

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

        The carrying value of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets approximates their fair value.

Earnings Per Share

        Net income per share has been calculated and presented for “basic” and “diluted” per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options. At December 31, 2004, 2003 and 2002, the Company had 142,896, -0- and 2,000 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

        The weighted average shares outstanding is calculated as follows:

	2004	2003	2002
Common stock	7,181,096	7,259,387	7,163,194
Dilutive effect of options	54,438	60,595	29,853
Dilutive effect of restricted stock	13,794	6,436	--

Weighted average shares used for dilutive per
share information	7,249,328	7,326,418	7,193,047

        There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

	2004	2003	2002
Unrealized gain (loss) on marketable
securities	$(121,494)	$(29,136)	$53,593
Related tax (expense) benefit	45,560	10,052	(18,222)

Net gain (loss) on marketable securities	(75,934)	(19,084)	35,371
Foreign currency translation adjustment	296,195	(8,064)	--

Accumulated other comprehensive income
(loss)	$220,261	$(27,148)	$35,371

Reclassifications

        Certain prior-period amounts have been reclassified to conform to the 2004 presentation. These reclassifications did not affect net income for the periods presented.

New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify a financial instrument with certain characteristics as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

        In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments (EITF 03-1). In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

        In December 2003, the FASB revised FASB Interpretation (“FIN”) No. 46 (revised), Consolidation of Variable Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after December 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. The Company does not currently have any interest in variable interest entities, therefore FIN 46(R) did not have a material impact on the Company’s consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS No. 153 will not have a significant effect on the Company’s consolidated financial statements.

        In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the value method of accounting, set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g. stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that file as a small business issuer, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual reporting period beginning after December 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculates under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial statements.

(2)	Acquisitions

        On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The results of Smaller World’s operations have been included in the consolidated financial statements since the effective date of March 1, 2003. Smaller World is a provider of performance measurement services for healthcare organizations in Canada. The aggregate minimum purchase price was $1,361,000. The purchase price includes two additional scheduled payments in 2006 and 2008. As of December 31, 2004, the minimum aggregate payments of $271,000 have been recorded as other long-term liabilities. Based upon certain revenue goals, the maximum aggregate payments could be $1,035,000. The Company has recorded direct acquisition costs of approximately $85,000.

        The following unaudited pro forma information for the Company has been prepared as if the Smaller World acquisition had occurred on January 1, 2002. The information is based on historical results and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	Pro Forma Years Ended December 31,
	2003	2002
	(In thousands, except per share amounts) (Unaudited)
Revenues	$27,185	$23,431

Net income	$4,386	$3,802

Earnings per share	$0.60	$0.53

(3)	Investments in Marketable Debt Securities

        The Company’s investments in marketable securities are in marketable debt securities classified as obligations of U.S. government agencies. The amortized cost, gross unrealized holding gains and losses and fair value of the Company’s investment in the obligations of U.S. government agencies as of December 31, 2004 and 2003 were as follows:

	2004	2003
Amortized cost	$15,469,843	$12,795,619
Gross unrealized holding gains	3,198	80,218
Gross unrealized holding losses	(124,692)	(109,354)

Fair value	$15,348,349	$12,766,483

        There were no sales of marketable debt securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2004, 2003 or 2002. The fair value and amortized cost of marketable debt securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2004
	Fair Value	Amortized Cost
Due after three months through one year	$7,427,052	$7,457,653
Due after one year through five years	7,921,297	8,012,190

	$15,348,349	$15,469,843

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale:
Obligations of US
government agencies	$(103,653)	$14,521,147	$(21,039)	$827,202	$(124,692)	$15,348,349

        The unrealized losses on investments in obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(4)	Property and Equipment

        At December 31, 2004 and 2003, property and equipment consisted of the following:

	2004	2003
Furniture and equipment	$2,131,940	$1,808,113
Computer equipment and software	9,292,576	8,418,919
Building	8,624,019	7,992,203
Land	425,000	425,000

	20,473,535	18,644,235
Less accumulated depreciation and amortization	8,118,079	6,455,079

Net property and equipment	$12,355,456	$12,189,156

(5)	Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2004 and 2003:

	2004	2003
Customer relationships	$1,053,573	$1,035,084
Trade name	1,368,000	1,368,000
Goodwill	9,288,171	8,996,914

	11,709,744	11,399,998
Less accumulated amortization	1,583,509	1,460,386

Net intangible assets	$10,126,235	$9,939,612

        The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2004 and 2003:

Balance as of January 1, 2003	$6,698,155
Smaller World acquisition	1,303,934
Balance as of December 31, 2003	8,002,089
Foreign currency translation	291,257

Balance as of December 31, 2004	$8,293,346

        The change in the carrying amount of goodwill and customer relationships for the year ended December 31, 2004 includes the impact of foreign currency translation. Customer relationships are being amortized over five to ten years. Aggregate amortization expense for customer relationships for the year ended December 31, 2004 was $116,000. Estimated amortization expense for the next five years is: 2005 — $116,000; 2006 — $116,000; 2007 — $98,000; 2008 — $67,000: 2009 — $67,000.

(6)	Income Taxes

        Income tax expense consisted of the following components:

	Current	Deferred	Total
2004:
Federal	$1,752,454	$544,396	$2,296,850
Foreign	43,471	(14,612)	28,859
State	317,188	89,325	406,513

Total	$2,113,113	$619,109	$2,732,222

2003:
Federal	$1,770,983	$393,761	$2,164,744
Foreign	181,968	15,607	197,575
State	158,408	10,817	169,225

Total	$2,111,359	$420,185	$2,531,544

2002:
Federal	$1,511,603	$453,133	$1,964,736
State	270,557	75,950	346,507

Total	$1,782,160	$529,083	$2,311,243

        The difference between the Company’s income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

	2004	2003	2002
Expected federal income taxes	$2,476,171	$2,351,372	$2,094,900
Foreign tax rate differential	1,846	32,366	--
State income taxes, net of federal benefit and credits	268,299	111,689	228,700
Tax credits and incentives	--	(7,200)	(3,100)
Other	(14,094)	43,317	(9,257)

Total	$2,732,222	$2,531,544	$2,311,243

        Deferred tax assets and liabilities at December 31, 2004 and 2003 , were comprised of the following:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$39,205	$30,420
Accrued expenses	189,544	198,370
Investments available-for-sale	45,560	10,052

Gross deferred tax assets	274,309	238,842

Deferred tax liabilities:
Prepaid expenses	96,761	--
Basis in property and equipment	1,244,427	980,157
Intangible assets	465,066	207,029

Gross deferred tax liabilities	1,806,254	187,186

Net deferred tax liabilities	$(1,531,945)	$(948,344)

        The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

        The undistributed earnings of the Company’s foreign subsidiary of approximately $435,000 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

(7)	Note Payable

        Note payable consists of the following:

	2004	2003
Note payable to US Bank, at 8.25%, payable in monthly
installments of $46,690 including interest, with final
payment of principal and interest due October 31, 2010,
secured by land and building	$4,900,854	$5,043,564
Less current portion	155,728	142,135

Note payable, net of current portion	$4,745,126	$4,901,429

        The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2004 are: 2005 — $156,000; 2006 — $169,000; 2007 - $184,000; 2008 - $199,000; and 2009 — $217,000.

(8)	Stock Option Plans

        In August 1997, the Board of Directors adopted and the Company’s shareholders approved the National Research Corporation 1997 Equity Incentive Plan (“1997 Equity Incentive Plan”). The 1997 Equity Incentive Plan provided for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 730,000 shares of the Company’s common stock through the date of the Company’s annual meeting of shareholders in the year 2001. Options granted were either nonqualified or incentive stock options. Vesting terms varied with each grant, and option terms were generally five years. At December 31, 2004, there were no remaining shares available for issuance under the 1997 Equity Incentive Plan.

        In October 1997, the Board of Directors adopted and the Company’s shareholders approved the National Research Corporation Director Stock Plan (the “Director Plan”). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company’s common stock. Option exercise prices equal the fair market value of the Company’s common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 3,000 shares of the Company’s common stock were each granted in 2004, 2003 and 2002. At December 31, 2004, there were 13,000 shares available for issuance pursuant to future grants under the Director Plan.

        In August 2001, the Board of Directors adopted, and, on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2004, there were 195,042 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 404,958 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

        In May 2004, the Board of Directors adopted, subject to the approval of the Company’s shareholders at the May 2005 annual meeting of shareholders, the National Research Corporation 2004 Director Plan (the “2004 Director Plan”). The 2004 Director Plan provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Directors Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. In May 2004, each such director was granted an option to purchase 11,000 shares of the Company’s common stock, subject to the shareholder approval of the plan at the 2005 annual meeting. On the date of each subsequent annual meeting of shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 12,000 shares of the Company’s common stock. Options vest one year following the date of grant and may be exercisable for a period of up to ten years following the date of grant. or three years in the case of termination of the outside director. At December 31, 2004, there were 217,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 33,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

        Options to purchase shares of common stock have been granted in 2004, 2003 and 2002 with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants.

        During 2004 and 2003, the Company granted 2,483 and 39,147, respectively, restricted shares of common stock under the 2001 Equity Incentive Plan. The market value of these shares was recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a component of accumulated other comprehensive income. The applicable compensation expense will be recognized by the Company over the vesting periods of the restricted stock which is generally one to five years. The Company recognized $115,339 and $42,222 of non-cash compensation for the years ended December 31, 2004 and 2003, respectively related to this restricted stock.

        The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.17, $4.21 and $2.61, respectively. Pro forma net income displayed in Note 1 reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts displayed in Note 1, because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Expected dividend yield at date of grant	0	0	0
Expected stock price volatility	40.2%	42.2%	45.0%
Risk-free interest rate	2.99%	3.03%	3.20%
Expected life of options (in years)	3.75 to 5.00	2.50 to 5.00	3.75 to 5.00

        The following information relates to options to purchase common stock:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2001	307,242	5.95
Granted	55,438	6.87
Exercised	(165,017)	4.19
Canceled	(38,145)	12.70

Balance at December 31, 2002	159,518	5.36
Granted	205,915	10.98
Exercised	(40,062)	5.59
Canceled	(22,446)	8.39

Balance at December 31, 2003	302,925	9.03
Granted	172,235	16.10
Exercised	(57,857)	5.76
Canceled	(32,528)	14.33

Balance at December 31, 2004	384,775	12.24

Exercisable at December 31, 2004	78,817	7.27

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.19 to $6.00	33,144	1.99 years	$4.82
$ 6.01 to $10.00	35,573	3.46 years	7.92
$10.01 to $14.00	165,796	7.61 years	11.16
$14.01 to $17.00	150,262	5.54 years	16.10

$ 2.19 to $17.00	384,775	5.93 years	$12.24

(9)	Leases

        The Company leases printing equipment and services in the United States and office space in Canada. The Company has recorded rent expense of $233,000, $217,000 and $233,000 in 2004, 2003 and 2002, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2004 are: 2005 — $232,000; 2006 — $42,000; 2007 — $22,000; 2008 — $14,000; and 2009 — $0.

(10)	Related Party

        A board member of the Company also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects, which as of December 31, 2004, have not yet commenced. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Picker Institute International Symposiums. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each symposium, which amounted to approximately $15,000 in 2004 and 2003. In addition, the Company is a party to an agreement with the Picker Institute under which the Company markets certain products under the Picker Institute Symposium Educational Products name. Under this agreement, the Picker Institute receives a portion of the net receipts from the sales of such products, which amounted to approximately $12,000 in 2004 and 2003.

(11)	Associate Benefits

        The Company sponsors a qualified defined contribution profit sharing plan covering substantially all associates with no eligibility service requirement. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2004, 2003 and 2002.

(12)	Subsequent Event

        On March 1, 2005, the Company announced the commencement of a quarterly dividend and declared a first quarter cash dividend of $0.08 per share, payable March 31, 2005 to shareholders of record on March 11, 2005. The payment and amounts of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting or financial disclosure required to be reported pursuant to this item.

Item 9A. Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2004.

        There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        The Company has no other information to report pursuant to this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.nationalresearch.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.nationalresearch.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

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

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2004.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders (1)	384,775	$12.24	195,042	(2)
Equity compensation plans
not approved by security
holders	--	--	--

Total	384,755	$12.24	195,042

(1)	Includes the Company’s 2001 Equity Incentive Plan, 1997 Equity Incentive Plan and Director Stock Plan.

(2)	Includes up to 174,523 shares of restricted Common Stock that can be issued under the 2001 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions

        The Company has no relationships or related transactions required to be reported pursuant to this item.

Item 14. Principal Accountant Fees and Services

        The information required by this Item is included under the caption “Miscellaneous-Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART III

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated financial statements — The consolidated financial statements listed in the accompanying index to the consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.	Financial statement schedule — The financial statement schedule listed in the accompanying index to the consolidated financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

3.	Exhibits — The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2005.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	Chief Executive Officer and Director (Principal	March 30, 2005
Michael D. Hays	Executive Officer)
/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 30, 2005
Patrick E. Beans	Financial Officer and Director (Principal Financial
and Accounting Officer)
/s/ JoAnn M. Martin	Director	March 30, 2005
JoAnn M. Martin
/s/ John N. Nunnelly	Director	March 30, 2005
John N. Nunnelly
/s/ Paul C. Schorr III	Director	March 30, 2005
Paul C. Schorr III
/s/ Gail L. Warden	Director	March 30, 2005
Gail L. Warden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2002	$101,674	$26,200	$60,554	$67,320
Year Ended December 31, 2003	$67,320	$127,848	$117,168	$78,000
Year Ended December 31, 2004	$78,000	$26,491	$3,965	$100,526

        See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

(3.1)	Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.2 to National Research Corporation’s Current Report on Form 8-K dated January 1, 2005]

(10.1)*	National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)*	National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)*	National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)+	Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(10.5)	Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.6)*	Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.7)*	Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005]

(10.8)	Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)	Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

Exhibit
Number	Exhibit Description

(10.10)	Restricted Stock Incentive Plan for Joseph W. Carmichael under the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005]

(10.11)	Director’s Compensation summary

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2004 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2004; except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.