Form 10-Q
period 2005-03-31
NATIONAL RESEARCH CORP
filed 2005-05-16
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $.001 par value, outstanding as of May 6, 2005: 7,178,868 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2005

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9-12
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	12
	Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	13
	Item 6.	Exhibits	13
	Signatures		14
	Exhibit Index		15

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,325,569	$3,647,693
Investments in marketable debt securities	15,018,860	15,348,349
Trade accounts receivable, less allowance for doubtful
accounts of $101,118 and $100,526 in 2005 and 2004, respectively	3,637,878	3,391,953
Unbilled revenues	921,419	1,190,084
Prepaid expenses and other	966,524	948,432
Recoverable income taxes	336,899	632,026
Deferred income taxes	198,870	295,290

Total current assets	26,406,019	25,453,827
Property and equipment, net of accumulated depreciation of $8,516,733 and
$6,892,949 in 2005 and 2004, respectively	12,176,112	12,355,456
Goodwill, net	8,277,784	8,293,346
Intangible assets, net	1,801,362	1,832,889
Other	46,516	18,445

Total assets	$48,707,793	$47,953,963

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable	$158,963	$155,728
Accounts payable	654,168	429,973
Accrued wages, bonuses and profit sharing	1,095,505	975,991
Accrued expenses	531,305	421,212
Billings in excess of revenues earned	4,394,359	4,036,608

Total current liabilities	6,834,300	6,019,512
Notes payable, net of current portion	4,702,632	4,745,126
Deferred income taxes	1,818,055	1,827,235
Other long-term liabilities	341,073	344,433

Total liabilities	13,696,060	12,936,306

Shareholders' equity:
Preferred stock, $.001 par value: authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,713,479 in 2005 and 7,684,006 in 2004, and outstanding
7,183,368 in 2005 and 7,174,706 in 2004	7,713	7,684
Additional paid-in capital	19,736,658	19,345,569
Retained earnings	20,555,014	20,382,334
Unearned compensation	(407,374)	(182,354)
Accumulated other comprehensive income, net of taxes	169,843	220,261
Treasury stock, at cost; 530,111 and 505,300 shares in 2005 and
2004, respectively	(5,050,121)	(4,755,837)

Total shareholders' equity	35,011,733	35,017,657

Total liabilities and shareholders' equity	$48,707,793	$47,953,963

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues	$6,596,614	$7,561,316
Operating expenses:
Direct expenses	2,749,556	3,297,821
Selling, general and administrative	2,185,199	1,903,969
Depreciation and amortization	423,986	464,408

Total operating expenses	5,358,741	5,666,198

Operating income	1,237,873	1,895,118
Other income (expense):
Interest income	109,227	82,325
Interest expense	(100,811)	(112,936)
Other, net	(4,903)	(9,957)

Total other income (expense)	3,513	(40,568)

Income before income taxes	1,241,386	1,854,550
Provision for income taxes	493,286	679,352

Net income	$748,100	$1,175,198

Net income per share - basic and diluted	$.10	$.16

Weighted average shares and share equivalents outstanding - basic	7,149,587	7,256,437

Weighted average shares and share equivalents outstanding - diluted	7,202,461	7,353,287

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$748,100	$1,175,198
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	423,986	464,408
Deferred income taxes	107,883	(106,763)
Gain on sale of property and equipment	--	(132)
Tax benefit from exercise of stock options	36,949	43,686
Non-cash stock compensation expense	33,873	31,812
Net changes in assets and liabilities:
Trade accounts receivable	(255,950)	2,058,063
Unbilled revenues	265,142	(137,511)
Prepaid expenses and other	(40,991)	(358,064)
Accounts payable	224,959	423,479
Accrued expenses, wages, bonuses and profit sharing	230,353	51,184
Income taxes recoverable and payable	295,299	361,961
Billings in excess of revenues earned	361,734	(279,173)

Net cash provided by operating activities	2,431,337	3,728,148

Cash flows from investing activities:
Purchases of property and equipment	(221,155)	(1,077,219)
Proceeds from sale of property and equipment	--	132
Purchases of securities available-for-sale	(962,904)	(2,498,930)
Proceeds from the maturities of securities available-for-sale	1,238,803	2,807,973

Net cash provided by (used in) investing activities	54,744	(768,044)

Cash flows from financing activities:
Payments on notes payable	(39,259)	(35,135)
Proceeds from exercise of stock options	95,276	60,064
Purchases of treasury stock	(294,284)	(1,197,623)
Payment of dividends on common stock	(575,420)	--

Net cash used in financing activities	(813,687)	(1,172,694)

Effect of exchange rate changes on cash	5,482	(1,824)
Increase in cash and cash equivalents	1,677,876	1,785,586
Cash and cash equivalents at beginning of period	3,647,693	3,440,915

Cash and cash equivalents at end of period	$5,325,569	$5,226,501

Supplemental disclosure of cash paid for:
Interest expense	$100,811	$104,936
Income taxes	$53,246	$380,539

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, improvement and educational services to the healthcare industry in the United States and Canada. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices.

The consolidated balance sheet of the Company at December 31, 2004 was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission in March 2005.

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

The functional currency of the Company’s foreign subsidiary is the subsidiary’s local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the income statement.

Certain prior period amounts have been reclassified to conform to the 2005 presentation. These reclassifications did not affect net income for the periods presented.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other than its net income, the Company’s other sources of accumulated other comprehensive income are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments.

Accumulated other comprehensive income consists of the following at March 31, 2005 and December 31, 2004:

	2005	2004
Unrealized loss on marketable securities	$(175,085)	$(121,494)
Related tax benefit	65,658	45,560

Net unrealized loss on marketable securities	(109,427)	(75,934)
Foreign currency translation adjustment	279,270	296,195

Accumulated other comprehensive income	$169,843	$220,261

3.	STOCK OPTION PLANS AND RESTRICTED STOCK

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

	Three months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$748	$1,175
Less: Total stock-based compensation expense determined under the fair
value method for all awards, net of tax	(118)	(83)
Add: Stock-based employee compensation expense included in reported net
income, net of tax	21	20

Net income, adjusted for the fair value method	$651	$1,112

Income per share, as reported basic and diluted	$0.10	$0.16
Income per share, adjusted for the fair value method basic and
diluted	$0.09	$0.15

During the three months ended March 31, 2005, the Company granted 13,548 restricted shares of common stock under the 2001 Equity Incentive Plan. As of March 31, 2005, the Company had 39,025 restricted shares of common stock outstanding under the plan. The market value of these shares on the grant date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $33,873 and $31,812 of non-cash compensation for the three months ended March 31, 2005 and 2004, respectively, related to this restricted stock.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2005 and December 2004:

	2005	2004
Customer relationships	$1,050,973	$1,053,573
Trade name	1,368,000	1,368,000

	2,418,973	2,421,573
Less accumulated amortization	617,611	588,684

Intangible assets, net	$1,801,362	$1,832,889

The change in the carrying amount of customer relationships includes the impact of foreign currency translation.

5.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2005 and 2004, respectively, 60,019 and -0- options have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	2005	2004
	(in thousands)
Weighted average shares and share equivalents - basic	7,150	7,256
Weighted average dilutive effect of options	41	80
Weighted average dilutive effect of restricted stock	11	17

Weighted average shares and share equivalents - dilutive	7,202	7,353

6.	ACCOUNTING PRONOUNCEMENTS

In November 2003, the Financial Accounting Standards Board (“FASB”) ratified a consensus on the disclosure provisions of the Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments (EITF 03-1). In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities, and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Positions (“FSP”) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2005, management believes that SFAS No. 153 will not have a significant effect on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting, set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date of the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or proforma disclosures. When the Company adopts SFAS No. 123(R) on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, improvement and educational services to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and the growth of its industry in general, will be the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, educational services and its Healthcare Market Guide.

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

	Percentage of Total Revenues Three months ended March 31,
	2005	2004
Revenues:	100.0%	100.0%
Operating expenses:
Direct expenses	41.7	43.6
Selling, general and administrative	33.1	25.2
Depreciation and amortization	6.4	6.1

Total operating expenses:	81.2	74.9
Operating Income	18.8%	25.1%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues. Total revenues for the three month period ended March 31, 2005 decreased 12.8% to $6.6 million compared to $7.6 million in the three month period ended March 31, 2004. The decrease was primarily due to volatility in timing and lower revenues from our contracts with U.S. federal government agencies in 2005.

Direct expenses. Direct expenses decreased 16.6% to $2.7 million in the three month period ended March 31, 2005 compared to $3.3 million in the same period during 2004. The change in direct expenses in the 2005 period was primarily due to the lower volume of revenue during the period. There were decreases in fieldwork and fees of $235,000, printing and postage expenses of $225,000, and salaries and benefits of $108,000. Direct expenses decreased as a percentage of total revenues to 41.7% in the three month period ended March 31, 2005 from 43.6% during the same period of 2004. The decrease in the direct expense percentage in 2005 was largely due to the mix of business during the period. The Company expects that direct expenses will increase during the balance of 2005 to be in line with 2004 margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.8% to $2.2 million for the three month period ended March 31, 2005 compared to $1.9 million for the same period in 2004. The change was primarily due to increases in salary and benefit expenses of $227,000 and travel expenses of $112,000. These increases are primarily due to the expansion of sales and marketing efforts. Selling, general, and administrative expenses increased as a percentage of total revenues at 33.1% for the three month period ended March 31, 2005 from 25.2% for the same period in 2004. During the balance of 2005, the Company expects that selling, general and administrative expenses will remain in line with 2004 percentages of revenue.

Depreciation and amortization. Depreciation and amortization expenses decreased to $424,000 for the three month period ended March 31, 2005 compared to $464,000 in the same period of 2004. Depreciation and amortization expenses as a percentage of total revenues increased to 6.4% in the three-month period ended March 31, 2005, from 6.1% in the same period of 2004. Depreciation and amortization expenses as a percent of revenue are expected to decrease slightly in 2005 as compared to 2004.

Provision for income taxes. The provision for income taxes totaled $493,000 (39.7% effective tax rate) for the three month period ended March 31, 2005 compared to $679,000 (36.6% effective tax rate) for the same period in 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flow from its operations. The Company’s operating cash flow has been sufficient to provide funds for working capital and capital expenditures and the Company expects that it will continue to be sufficient in the foreseeable future.

As of March 31, 2005, the Company had cash and cash equivalents of $5.3 million and working capital of $19.6 million.

During the three months ended March 31, 2005, the Company generated $2.4 million of net cash from operating activities as compared to $3.7 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to net income that was $427,000 lower in 2005 than in 2004 and a $1.3 million increase in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned). This was offset by a decrease in prepaid expenses.

Net cash provided by investing activities was $55,000 for the three months ended March 31, 2005, as compared to net cash used in investing activities of $768,000 for the three months ended March 31, 2004. The increase in cash provided by investing activities in 2005 was primarily due to a $856,000 decrease in purchases of property and equipment.

Net cash used in financing activities was $814,000 for the three months ended March 31, 2005, compared to $1.2 million for the three months ended March 31, 2004. The decrease in cash used in financing activities was primarily due to a $903,000 decrease in purchases of treasury stock, which was partially offset by $575,000 of dividends paid during 2005.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of March 31, 2005 and December 31, 2004, the Company had $4.4 and $4.0 million of deferred revenues, respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At March 31, 2005 and December 31, 2004, the Company had $921,000 and $1.2 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed within 12 months of the respective period ends.

The Company had not paid cash dividends on its common stock prior to 2005. However, in March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $0.08 per share or $575,000 in the aggregate, were declared and paid in March, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

Stock Repurchase Program

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of May 6, 2005, 139,611 shares have been repurchased under that authorization.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2004.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2005	1,411	$ 15.61	1,411	384,289
February 1 - February 28, 2005	5,500	$ 14.25	5,500	378,789
March 1 - March 31, 2005	13,900	$ 13.95	13,900	364,889

(a)	In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the new plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 12, 2005	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2005	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2005

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.