Form 10-Q
period 2005-06-30
NATIONAL RESEARCH CORP
filed 2005-08-15
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $.001 par value, outstanding as of August 9, 2005: 7,008,734 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2005

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,125,306	$3,647,693
Investments in marketable debt securities	15,563,030	15,348,349
Trade accounts receivable, less allowance for doubtful
accounts of $101,669 and $100,526 in 2005 and 2004, respectively	4,553,399	3,391,953
Unbilled revenues	1,338,130	1,190,084
Prepaid expenses and other	1,284,439	948,432
Recoverable income taxes	241,259	632,026
Deferred income taxes	185,072	295,290

Total current assets	26,290,635	25,453,827
Property and equipment, net of accumulated depreciation of $8,945,304 and
$8,118,076 in 2005 and 2004, respectively	11,991,791	12,355,456
Goodwill, net	8,262,414	8,293,346
Intangible assets, net	1,770,111	1,832,889
Other	50,263	18,445

Total assets	$48,365,214	$47,953,963

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable	$162,311	$155,728
Accounts payable	872,187	429,973
Accrued wages, bonuses and profit sharing	1,266,805	975,991
Accrued expenses	448,431	421,212
Billings in excess of revenues earned	6,281,796	4,036,608

Total current liabilities	9,031,530	6,019,512
Notes payable, net of current portion	4,660,329	4,745,126
Deferred income taxes	1,821,495	1,827,235
Other long-term liabilities	337,755	344,433

Total liabilities	15,851,109	12,936,306

Shareholders' equity:
Preferred stock, $.001 par value: authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,727,362 in 2005 and 7,684,006 in 2004, and outstanding
7,004,151 in 2005 and 7,174,706 in 2004	7,727	7,684
Additional paid-in capital	19,897,037	19,345,569
Retained earnings	20,904,872	20,382,334
Unearned compensation	(467,921)	(182,354)
Accumulated other comprehensive income, net of taxes	189,382	220,261
Treasury stock, at cost: 723,211 and 509,300 shares in 2005 and
2004, respectively	(8,016,992)	(4,755,837)

Total shareholders' equity	32,514,105	35,017,657

Total liabilities and shareholders' equity	$48,365,214	$47,953,963

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenues	$7,149,618	$6,371,326	$13,746,232	$13,932,642

Operating expenses:
Direct expenses	3,073,059	2,716,631	5,822,615	6,014,452
Selling, general and administrative	2,089,079	1,850,212	4,274,278	3,754,181
Depreciation and amortization	453,725	488,897	877,711	953,305

Total operating expenses	5,615,863	5,055,740	10,974,604	10,721,938

Operating income	1,533,755	1,315,586	2,771,628	3,210,704
Other income (expense):
Interest income	129,823	79,570	239,050	161,895
Interest expense	(101,115)	(137,208)	(201,926)	(250,144)
Other, net	(22,863)	(55,681)	(27,766)	(65,638)

Total other income (expense), net	5,845	(113,319)	9,358	(153,887)

Income before income taxes	1,539,600	1,202,267	2,780,986	3,056,817
Provision for income taxes	614,857	463,793	1,108,143	1,143,145

Net income	$924,743	$738,474	$1,672,843	$1,913,672

Net income per share - basic	$.13	$.10	$.23	$.26

Net income per share - diluted	$.13	$.10	$.23	$.26

Weighted average shares and share equivalents
outstanding--basic	7,122,191	7,190,646	7,135,889	7,223,542

Weighted average shares and share equivalents
outstanding--diluted	7,178,539	7,283,586	7,190,571	7,316,117

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,672,843	$1,913,672
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	877,711	953,305
Deferred income taxes	107,594	(29,417)
Gain on sale of property and equipment	--	(3,632)
Tax benefit from exercise of stock options	60,453	120,214
Non-cash stock compensation expense	73,302	63,624
Net changes in assets and liabilities:
Trade accounts receivable	(1,188,819)	1,649,156
Unbilled revenues	(158,257)	58,593
Prepaid expenses and other	(357,117)	(690,086)
Accounts payable	444,805	152,831
Accrued expenses, wages, bonuses and profit sharing	319,403	9,029
Income taxes recoverable and payable	391,745	(454,313)
Billings in excess of revenues earned	2,265,997	776,526

Net cash provided by operating activities	4,509,660	4,519,502

Cash flows from investing activities:
Purchases of property and equipment	(467,440)	(1,604,247)
Proceeds from sale of property and equipment	--	3,632
Purchases of securities available-for-sale	(3,177,140)	(4,090,837)
Proceeds from the maturities of securities available-for-sale	2,963,225	3,388,652

Net cash used in investing activities	(681,355)	(2,302,800)

Cash flows from financing activities:
Payments on notes payable	(78,214)	(71,007)
Proceeds from exercise of stock options	132,189	163,908
Purchases of treasury stock	(3,261,155)	(1,814,130)
Payment of dividends on common stock	(1,150,305)	--

Net cash used in financing activities	(4,357,485)	(1,721,229)

Effect of exchange rate changes on cash	6,793	5,568
Increase in cash and cash equivalents	(522,387)	501,041
Cash and cash equivalents at beginning of period	3,647,693	3,440,915

Cash and cash equivalents at end of period	$3,125,306	$3,941,956

Supplemental disclosure of cash paid for:
Interest expense	$169,755	$250,144
Income taxes	$549,152	$1,504,095

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

Accumulated other comprehensive income consisted of the following at June 30, 2005 and December 31, 2004:

	2005	2004
Unrealized loss on marketable securities	$(120,728)	$(121,494)
Related tax benefit	47,687	45,560

Net unrealized loss on marketable securities	(73,041)	(75,934)
Foreign currency translation adjustment	262,423	296,195

Accumulated other comprehensive income	$189,382	$220,261

3.	STOCK OPTION PLANS AND RESTRICTED STOCK

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

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$925	$738	$1,673	$1,914
Less: Total stock-based compensation expense determined
under the fair value method for all awards, net of tax	(126)	(97)	(244)	(180)
Add: Stock-based employee compensation expense included in reported
net income, net of tax	24	20	45	39

Net income, adjusted for the fair value method	$823	$661	$1,474	$1,773

Income per share - basic, as reported	$0.13	$0.10	$0.23	$0.26
Income per share - basic, adjusted for fair value method	$0.12	$0.09	$0.21	$0.25
Income per share - diluted, as reported	$0.13	$0.10	$0.23	$0.26
Income per share - diluted, adjusted for the fair value method	$0.11	$0.09	$0.20	$0.24

During the six months ended June 30, 2005, the Company granted 20,725 shares of restricted common stock under the 2001 Equity Incentive Plan. As of June 30, 2005, the Company had 46,202 shares of restricted common stock outstanding under the plan. The market value of these shares on the award date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $73,302 and $63,624 of non-cash compensation for the six months ended June 30, 2005, and 2004, respectively, related to this restricted stock.

4.	INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2005 and December 31, 2004:

	2005	2004
Nonamortizing Intangible Assets:
Goodwill	$8,262,414	$8,293,346

Amortizing Intangible Assets:
Customer relationships	$1,048,405	$1,053,573
Trade name	1,368,000	1,368,000

	2,416,405	2,421,573
Less accumulated amortization	646,294	588,684

Intangible assets, net	$1,770,111	$1,832,889

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

5.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2005 and 2004, respectively, 209,249 and 3,000 options have been excluded from the diluted net income per share computation because their exercise price exceeded the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average shares and share equivalents - basic	7,122	7,191	7,136	7,224
Weighted average dilutive effect of options	43	75	42	74
Weighted average dilutive effect of restricted stock	14	18	13	18

Weighted average shares and share equivalents - dilutive	7,179	7,284	7,191	7,316

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of June 30, 2005, management believes that SFAS No. 153 will not have a significant effect on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date of the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or proforma disclosures. When the Company adopts SFAS No. 123(R) on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial statements.

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

	Percentage of Total Revenues
	Three months ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	43.0	42.6	42.4	43.2
Selling, general and administrative	29.2	29.0	31.1	26.9
Depreciation and amortization	6.3	7.7	6.4	6.8

Total operating expenses:	78.5	79.3	79.9	76.9

Operating income	21.5%	20.7%	20.1%	23.1%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues. Total revenues for the three month period ended June 30, 2005 increased 12.2% to $7.1 million compared to $6.4 million in the three month period ended June 30, 2004. The increase was primarily due to the addition of new clients and an increase in scope of work from existing clients.

Direct expenses. Direct expenses increased 13.1% to $3.1 million in the three month period ended June 30, 2005 compared to $2.7 million in the same period during 2004. The change in direct expenses in the 2005 period was primarily due to servicing the 12.2% increase in revenue. Volume related increases in direct expenses included increases in fieldwork and fees of $255,000, and printing and postage expenses of $45,000. Direct expenses increased slightly as a percentage of total revenues to 43.0% in the three month period ended June 30 from 42.6% during the same period of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.9% to $2.1 million for the three month period ended June 30, 2005 compared to $1.9 million for the same period in 2004. The change was primarily due to the expansion of sales and marketing which resulted in increases in salary, benefits and travel expenses of $301,000. Selling, general, and administrative expenses increased only slightly as a percentage of total revenues at 29.2% for the three month period ended June 30, 2005 from 29.0% for the same period in 2004.

Depreciation and amortization. Depreciation and amortization expenses decreased by $35,000 for the three month period ended June 30, 2005 compared to the same period of 2004. Depreciation and amortization expenses as a percentage of total revenues decreased to 6.3% in the three-month period ended June 30, 2005, from 7.7% in the same period of 2004.

Provision for income taxes. The provision for income taxes totaled $615,000 (39.9% effective tax rate) for the three month period ended June 30, 2005 compared to $464,000 (38.6% effective tax rate) for the same period in 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues. Total revenues for the six month period ended June 30, 2005 decreased slightly by 1.3% to $13.7 million compared to $13.9 million in the six month period ended June 30, 2004. This decrease was primarily due to volatility in timing and lower revenues from our contracts with U.S. federal government agencies during the first quarter of 2005 versus 2004. This was partially offset by an increase in revenue from the addition of new clients in the second quarter of 2005 versus 2004.

Direct expenses. Direct expenses decreased 3.2% to $5.8 million in the six month period ended June 30, 2005 compared to $6.0 million in the same period during 2004. The change in direct expenses was related to the decrease in revenues for the period. There were decreases in printing and postage expenses of $180,000, and salaries and benefits of $40,000. Direct expenses decreased as a percentage of total revenues to 42.4% in the six month period ended June 30, 2005, from 43.2% during the same period of 2004. The decrease in the direct expense percentage in 2005 was largely due to the mix of business during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.9% to $4.3 million for the six month period ended June 30, 2005 compared to $3.8 million for the same period in 2004. The change was primarily due to the expansion of sales and marketing which resulted in increases in salary, benefit and travel expenses of $620,000. This increase was partially offset by decreases in various other expenses of $100,000. Selling, general, and administrative expenses increased as a percentage of total revenues to 31.1% for the six month period ended June 30, 2005, from 26.9% for the same period in 2004.

Depreciation and amortization. Depreciation and amortization expenses decreased to $878,000 for the six month period ended June 30, 2005 compared to $953,000 in the same period of 2004. Depreciation and amortization expenses as a percentage of total revenues decreased to 6.4% in the six-month period ended June 30, 2005, from 6.8% in the same period of 2004.

Provision for income taxes. The provision for income taxes totaled $1.1 million (39.8% effective tax rate) for the six month period ended June 30, 2005 compared to $1.1 million (37.4% effective tax rate) for the same period in 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s operating cash flows have been sufficient to provide funds for working capital and capital expenditures, and the Company expects that they will continue to be sufficient in the foreseeable future.

As of June 30, 2005, the Company had cash and cash equivalents of $3.1 million and working capital of $17.3 million.

The Company’s net cash flows from operating activities remained flat at $4.5 million during the six months ended June 30, 2005 and 2004. Cash flows were generated in 2005 versus 2004 due to increases in income taxes liabilities of $846,000, accounts payable, accrued expenses, wages and bonuses of $602,000, and prepaid expenses of $333,000. These changes were offset by a $1.5 million decrease in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned) and lower net income of $241,000. The net result was no net change between periods in cash flows provided by operating activities.

Net cash used in investing activities was $681,000 for the six months ended June 30, 2005, as compared to net cash used in investing activities of $2.3 million for the six months ended June 30, 2004. The decrease in 2005 was primarily due to a $1.1 million decrease in purchases of property and equipment and a $488,000 decrease in net purchases of investing in securities available-for-sale.

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2005, compared to $1.7 million for the six months ended June 30, 2004. The increase in cash used in financing activities was primarily due to a $1.4 million increase in purchases of treasury stock, and $1.2 million of dividends paid during 2005.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of June 30, 2005 and December 31, 2004, the Company had $6.3 and $4.0 million of deferred revenues, respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At June 30, 2005 and December 31, 2004, the Company had $1.3 and $1.2 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed within 12 months of when the respective period ends.

The Company had not paid cash dividends on its common stock prior to 2005. However, in March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $1.2 million in the aggregate were declared and paid during the six month period ended June 30, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

Stock Repurchase Program

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of August 9, 2005, 328,211 shares have been repurchased under that authorization.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2004.

ITEM 4.     Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2005	4,500	$ 13.98	4,500	360,389
May 1 - May 31, 2005	5,400	$ 14.06	5,400	354,989
June 1 - June 30, 2005	183,200	$ 15.44	183,200	171,789

(a)	In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 5, 2005. At such meeting, JoAnn M. Martin and Paul C. Schorr III were reelected as directors of the Company for terms to expire at the 2008 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes: JoAnn M. Martin — 7,158,302 shares voted for, 4,171 shares withholding authority, no abstentions and no broker non-votes, and Paul C. Schorr III – 7,158,302 shares voted for, 4,171 shares withholding authority, no abstentions and no broker non-votes. Also at this meeting, the National Research Corporation 2004 Non-Employee Director Stock Plan was approved pursuant to the following vote: 5,712,687 shares voted for, 606,185 shares voted against, 6,573 shares abstained from voting and 873,028 broker non-votes. The other directors of the Company whose terms of office continued after the 2005 annual meeting of shareholders are Michael D. Hays and John N. Nunnelly whose terms expire at the 2006 meeting, and Patrick E. Beans and Gail L. Warden whose terms expire at the 2007 meeting.

ITEM 6.     Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 12, 2005	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2005	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2005

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.