Form 10-Q
period 2005-09-30
NATIONAL RESEARCH CORP
filed 2005-11-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of November 8, 2005: 7,016,295 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2005

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-10
	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	10-14
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	14
	Item 4.	Controls and Procedures	14
PART II.	OTHER INFORMATION
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	14
	Item 6.	Exhibits	14
	Signatures		15
	Exhibit Index		16

PART I – Financial Information

ITEM 1.    Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,036,406	$3,647,693
Investments in marketable debt securities	14,640,554	15,348,349
Trade accounts receivable, less allowance for doubtful
accounts of $102,520 and $100,526 in 2005 and 2004, respectively	4,964,037	3,391,953
Unbilled revenues	1,440,104	1,190,084
Prepaid expenses and other	892,851	948,432
Recoverable income taxes	--	632,026
Deferred income taxes	113,397	295,290

Total current assets	23,087,349	25,453,827
Property and equipment, net of accumulated depreciation of $9,373,971 and
$8,118,076 in 2005 and 2004, respectively	11,883,558	12,355,456
Goodwill, net	11,900,902	8,293,346
Intangible assets, net	2,304,873	1,832,889
Other	49,010	18,445

Total assets	$49,225,692	$47,953,963

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of notes payable	$165,747	$155,728
Accounts payable	802,563	429,973
Accrued wages, bonuses and profit sharing	1,230,889	975,991
Accrued expenses	383,613	421,212
Income taxes payable	476,074	--
Billings in excess of revenues earned	5,225,188	4,036,608

Total current liabilities	8,284,074	6,019,512
Notes payable, net of current portion	4,618,240	4,745,126
Deferred income taxes	1,824,612	1,827,235
Other long-term liabilities	354,348	344,433

Total liabilities	15,081,274	12,936,306

Shareholders' equity:
Preferred stock, $.001 par value: authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,735,176 in 2005 and 7,684,006 in 2004, and outstanding 7,011,965 in 2005 and
7,174,706 in 2004	7,735	7,684
Additional paid-in capital	20,017,757	19,345,569
Retained earnings	22,373,882	20,382,334
Unearned compensation	(520,158)	(182,354)
Accumulated other comprehensive income, net of taxes	282,194	220,261
Treasury stock, at cost: 723,211 and 509,300 shares in 2005 and 2004, respectively	(8,016,992)	(4,755,837)

Total shareholders' equity	34,144,418	35,017,657

Total liabilities and shareholders' equity	$49,225,692	$47,953,963

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$10,132,125	$9,320,346	$23,878,357	$23,252,991

Operating expenses:
Direct expenses	4,017,932	4,174,579	9,840,547	10,189,031
Selling, general and administrative	2,331,229	1,823,949	6,605,507	5,578,130
Depreciation and amortization	455,971	538,323	1,333,682	1,491,628

Total operating expenses	6,805,132	6,536,851	17,779,736	17,258,789

Operating income	3,326,993	2,783,498	6,098,621	5,994,202
Other income (expense):
Interest income	129,465	86,653	368,515	248,548
Interest expense	(101,417)	(104,601)	(303,343)	(354,745)
Other, net	17,917	29,396	(9,849)	(36,242)

Total other income (expense), net	45,965	11,448	55,323	(142,439)

Income before income taxes	3,372,958	2,794,946	6,153,944	5,851,763
Provision for income taxes	1,343,527	1,078,585	2,451,670	2,221,730

Net income	$2,029,431	$1,716,361	$3,702,274	$3,630,033

Net income per share - basic	$.29	$.24	$.52	$.50

Net income per share - diluted	$.29	$.24	$.52	$.50

Weighted average shares and share equivalents
outstanding—basic	6,960,551	7,137,405	7,077,016	7,194,620

Weighted average shares and share equivalents
outstanding—diluted	7,056,388	7,223,793	7,151,505	7,280,852

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,702,274	$3,630,033
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,333,682	1,491,628
Deferred income taxes	182,503	52,675
Gain on sale of property and equipment	--	(3,632)
Loss on sale of other investments	--	27
Tax benefit from exercise of stock options	64,027	142,330
Non-cash stock compensation expense	121,065	91,436
Net changes in assets and liabilities:
Trade accounts receivable	(1,549,550)	1,395,582
Unbilled revenues	(222,012)	(297,366)
Prepaid expenses and other	81,669	(308,782)
Accounts payable	340,856	81,138
Accrued expenses, wages, bonuses and profit sharing	116,627	4,965
Income taxes recoverable and payable	1,105,795	349,584
Billings in excess of revenues earned	1,137,724	(1,045,401)

Net cash provided by operating activities	6,414,660	5,584,217

Cash flows from investing activities:
Purchases of property and equipment	(725,834)	(1,889,244)
Proceeds from sale of property and equipment	--	3,632
Acquisition, net of cash acquired	(4,076,000)	--
Purchases of securities available-for-sale	(10,540,010)	(7,808,123)
Proceeds from the maturities of securities available-for-sale	11,242,424	5,941,124

Net cash used in investing activities	(4,099,420)	(3,752,611)

Cash flows from financing activities:
Payments on notes payable	(116,867)	(106,476)
Proceeds from exercise of stock options	149,343	201,277
Purchases of treasury stock	(3,261,155)	(2,833,587)
Payment of dividends on common stock	(1,710,726)	--

Net cash used in financing activities	(4,939,405)	(2,738,786)

Effect of exchange rate changes on cash	12,878	9,700
Decrease in cash and cash equivalents	(2,611,287)	(897,480)
Cash and cash equivalents at beginning of period	3,647,693	3,440,915

Cash and cash equivalents at end of period	$1,036,406	$2,543,435

Supplemental disclosure of cash paid for:
Interest	$303,343	$354,745
Income taxes	$1,086,648	$1,675,399

Supplemental disclosures of non-cash investing activities:
In connection with the Company’s acquisition of a business in September 2005, the Company acquired current assets of $53,046 and assumed current liabilities of $151,685.
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

The consolidated balance sheet of the Company at December 31, 2004, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

Accumulated other comprehensive income consisted of the following at September 30, 2005 and December 31, 2004:

	2005	2004
Unrealized loss on marketable securities	$(126,875)	$(121,494)
Related tax benefit	50,115	45,560

Net unrealized loss on marketable securities	(76,760)	(75,934)
Foreign currency translation adjustment	358,954	296,195

Accumulated other comprehensive income	$282,194	$220,261

3.	ACQUISITION

On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (“GHS”), based in California. GHS is a healthcare survey research and analytics firm specializing in measuring health status, health risk and member satisfaction for health plans in the United States. The results of GHS’s operations have been included in the Company’s consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company expects to expand into the commercial health plan market. The purchase price was $4.0 million in cash, plus the assumption of certain liabilities. The Company paid $3.5 million in cash to the seller at closing and $500,000 into an escrow account. The escrow account will be released in nine months from the acquisition date pending any unresolved claims. The Company estimates its direct acquisition costs to be $75,000.

The Company has preliminarily allocated the purchase price as follows based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value

Current assets	$53,046
Property and equipment	50,000
Customer relationships	563,000
Goodwill	3,561,639

Total acquired assets	4,227,685
Less total liabilities assumed	151,685

Net assets acquired	$4,076,000

Of the $4, 124,639 of acquired intangible assets, $563,000 was assigned to customer relationships. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $3,561,639 of goodwill. The amortization of customer relationships and goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2004. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Revenues	$10,739	$9,930	$26,144	$25,367
Net income	$2,108	$1,824	$3,981	$3,874
Net income per share - basic	$0.30	$0.26	$0.56	$0.54
Net income per share - diluted	$0.30	$0.25	$0.56	$0.53

4.	STOCK OPTION PLANS AND RESTRICTED STOCK

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$2,029	$1,716	$3,702	$3,630
Less: Total stock-based compensation expense determined
under the fair value method for all awards, net of tax	(126)	(113)	(371)	(292)
Add: Stock-based employee compensation expense included in
reported net income, net of tax	29	18	75	56

Net income, adjusted for the fair value method	$1,932	$1,621	$3,406	$3,394

Income per share - basic, as reported	$0.29	$0.24	$0.52	$0.50
Income per share - basic, adjusted for the fair value method	$0.28	$0.23	$0.48	$0.47
Income per share - diluted, as reported	$0.29	$0.24	$0.52	$0.50
Income per share - diluted, adjusted for the fair value method	$0.27	$0.22	$0.48	$0.47

During the nine months ended September 30, 2005, the Company granted 29,400 shares of restricted common stock under the 2001 Equity Incentive Plan. As of September 30, 2005, the Company had 52,394 shares of restricted common stock outstanding under the plan. The market value of these shares on the award date is recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a separate component of equity. The applicable compensation expense is recognized by the Company over the vesting periods of the restricted stock, which is generally five years. The Company recognized $121,065 and $91,436 of non-cash compensation for the nine months ended September 30, 2005 and 2004, respectively, related to this restricted stock.

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2005 and December 31, 2004:

	2005	2004
Nonamortizing intangible assets:
Goodwill, net	$11,900,902	$8,293,346

Amortizing intangible assets:
Customer relationships	$1,624,245	$1,053,573
Trade name	1,368,000	1,368,000

	2,992,245	2,421,573
Less accumulated amortization	687,372	588,684

Amortizing intangible assets, net	$2,304,873	$1,832,889

The following represents a summary of changes in the Company’s carrying amount of net goodwill for the nine months ended September 30, 2005:

Balance as of January 1, 2005	$8,293,346
Additions - acquisition	3,561,639
Foreign currency translation	45,917

Balance as of September 30, 2005	$11,900,902

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

6.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of September 30, 2005 and 2004, respectively, 18,471 and 23,183 options have been excluded from the diluted net income per share computation because their exercise price exceeded the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average shares and share equivalents - basic	6,961	7,137	7,077	7,195
Weighted average dilutive effect of options	72	68	59	67
Weighted average dilutive effect of restricted stock	23	19	16	19

Weighted average shares and share equivalents - dilutive	7,056	7,224	7,152	7,281

7.	ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of September 30, 2005, management believes that SFAS No. 153 did not have any effect on the Company’s consolidated financial statements.

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

	Percentage of Total Revenues
	Three months ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	39.7	44.8	41.2	43.8
Selling, general and administrative	23.0	19.6	27.7	24.0
Depreciation and amortization	4.5	5.8	5.6	6.4

Total operating expenses:	67.2	70.2	74.5	74.2

Operating income	32.8%	29.8%	25.5%	25.8%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total revenues. Total revenues for the three month period ended September 30, 2005 increased 8.7% to $10.1 million compared to $9.3 million in the three month period ended September 30, 2004. The increase was primarily due to the addition of new clients and an increase in scope of work from existing clients.

Direct expenses. Direct expenses decreased 3.8% to $4.0 million in the three month period ended September 30, 2005 compared to $4.2 million in the same period during 2004. The change in direct expenses in the 2005 period was primarily due to the mix of business and data collection methodology for the quarter, including a related $194,000 reduction in a tax accrual due to changes in the method of delivering the Healthcare Market Guide. The change in direct expenses included decreases in fieldwork and fees of $191,000, and printing and postage expenses of $231,000. These decreases were partially offset by an increase in salaries & benefits of $217,000 to service the product. Direct expenses decreased as a percentage of total revenues to 39.7% in the three month period ended September 30, 2005 from 44.8% during the same period of 2004. This decrease in direct expenses as a percentage of total revenues is primarily due to the mix of business and methodology of data collection.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 27.8% to $2.3 million for the three month period ended September 30, 2005 compared to $1.8 million for the same period in 2004. The change was primarily due to the continuation of the sales and marketing expansion initiatives which the Company started in the fourth quarter of 2003. Salary, benefits and travel expenses increased $445,000 for the three month period in 2005 versus the same period in 2004. Selling, general, and administrative expenses increased as a percentage of total revenues to 23.0% for the three month period ended September 30, 2005 from 19.6% for the same period in 2004.

Depreciation and amortization. Depreciation and amortization expenses decreased to $456,000 for the three month period ended September 30, 2005 compared to $538,000 in the same period of 2004. Depreciation and amortization expenses as a percentage of total revenues decreased to 4.5% in the three-month period ended September 30, 2005 from 5.8% in the same period of 2004.

Provision for income taxes. The provision for income taxes totaled $1.3 million (39.8% effective tax rate) for the three month period ended September 30, 2005 compared to $1.1 million (38.6% effective tax rate) for the same period in 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total revenues. Total revenues for the nine month period ended September 30, 2005 increased 2.7% to $23.9 million compared to $23.3 million in the nine month period ended September 30, 2004. Achieving only a slight increase was primarily due to lower revenues from our contracts with U.S. federal government agencies during the first quarter of 2005 versus 2004. This was offset by an increase in revenue from the addition of new clients in the nine month period of 2005 versus 2004.

Direct expenses. Direct expenses decreased 3.4% to $9.8 million in the nine month period ended September 30, 2005 compared to $10.2 million in the same period during 2004. The change in direct expenses in the 2005 period was primarily due to the mix of business and data collection methodology. There were decreases in printing and postage expenses of $410,000, and fieldwork and other product costs of $171,000. This decrease was partially offset by increases in salaries and benefits of $112,000 to service the product. Direct expenses decreased as a percentage of total revenues to 41.2% in the nine month period ended September 30, 2005 from 43.8% during the same period of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 18.4% to $6.6 million for the nine month period ended September 30, 2005 compared to $5.6 million for the same period in 2004. The change was primarily due to the continuation of the sales and marketing expansion initiatives which the Company started in the fourth quarter of 2003. Salary, benefits and travel expenses increased $1.2 million for the nine month period in 2005 versus the same period in 2004. This increase was partially offset by a decrease in marketing expenses of $163,000. Selling, general, and administrative expenses increased as a percentage of total revenues to 27.7% for the nine month period ended September 30, 2005 from 24.0% for the same period in 2004.

Depreciation and amortization. Depreciation and amortization expenses decreased to $1.3 million for the nine month period ended September 30, 2005 compared to $1.5 million in the same period of 2004. Depreciation and amortization expenses as a percentage of total revenues decreased to 5.6% in the nine-month period ended September 30, 2005 from 6.4% in the same period of 2004.

Provision for income taxes. The provision for income taxes totaled $2.5 million (39.8% effective tax rate) for the nine month period ended September 30, 2005 compared to $2.2 million (37.9% effective tax rate) for the same period in 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s operating cash flows have been sufficient to provide funds for working capital and capital expenditures, and the Company expects that they will continue to be sufficient in the foreseeable future.

As of September 30, 2005, the Company had cash and cash equivalents of $1.0 million and working capital of $14.8 million.

The Company’s net cash flows from operating activities were $6.4 million during the nine months ended September 30, 2005 as compared to $5.6 million for the nine months ended September 30, 2004. Higher operating cash flows were generated in 2005 versus 2004 due to increases in income tax liabilities of $755,000, accounts payable, accrued expenses, wages and bonuses of $470,000, and a decrease in prepaid expenses of $390,000. These changes were offset by a net $687,000 decrease in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned).

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $3.8 million for the nine months ended September 30, 2004. The increase in net cash used in investing activities was primarily due to $4.1 million used for the purchase of certain net assets of Geriatric Health Systems, LLP during the period. This increase was partially offset by $2.6 million in net proceeds from maturities of securities available-for-sale and $1.1 million used in the purchase of property and equipment.

Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004. The increase in cash used in financing activities was primarily due to a $400,000 increase in purchases of treasury stock and $1.7 million of dividends paid during 2005.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of September 30, 2005 and December 31, 2004, the Company had $5.2 and $4.0 million of deferred revenues respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At September 30, 2005 and December 31, 2004, the Company had $1.4 and $1.2 million of unbilled revenue respectively. Substantially all deferred revenues earned and unbilled revenues will be earned and billed within 12 months of when the respective period ends.

The Company had not paid cash dividends on its common stock prior to 2005. However, in March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $1.7 million in the aggregate were declared and paid during the nine month period ended September 30, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

Stock Repurchase Program

In July 2003, the Board of Directors of the Company authorized the repurchase of an additional 500,000 shares of Common Stock in the open market or in privately negotiated transactions. As of November 8, 2005, 328,211 shares have been repurchased under that authorization.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2004.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2003, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of 500,000 shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company did not repurchase any shares under the plan during the quarter ended September 30, 2005.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: November 11, 2005	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2005	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2005

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.