Form 10-K
period 2005-12-31
NATIONAL RESEARCH CORP
filed 2006-03-31
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Class

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes [   ] No |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2005: $32,284,577.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 8, 2006: 6,885,257 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.      Business

Special Note Regarding Forward-Looking Statements

        Certain matters discussed below in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “believes,” “expects” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the factors set forth in “Risk Factors.” Shareholders, potential investors, and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

        National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking and improvement and educational services to the healthcare industry in the United States and Canada. The Company believes it has achieved this leadership position based on 25 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.

        Since its founding 25 years ago as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, educational services, and a renewable syndicated service.

        While performance data has always been of interest to healthcare providers and payers, such information has become increasingly important to these entities as a result of regulatory, industry and competitive requirements. In recent years, the healthcare industry has been under significant pressure from consumers, employers and the government to reduce costs. However, the same parties that demanded cost reductions are now concerned that healthcare service quality is being compromised under managed care. This concern has created a demand for consistent, objective performance information by which healthcare providers and payers can be measured and compared, and on which physicians’ compensation can, in part, be based.

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

        The Company’s solutions respond to managed care’s redefined relationships among consumers, employers, payers and providers. Instead of relying exclusively on static, mass produced questionnaires, NRC utilizes a dynamic data collection process to create a personalized questionnaire which evaluates service issues specific to each respondent’s healthcare experience. The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, behavioral health, long-term care, hospice, dental, etc.).

        NRC offers renewable performance tracking and improvement services (“Performance Tracking Services”), custom research, educational services, and a renewable syndicated service, the NRC Healthcare Market Guide® (“Market Guide”). The Company has renewable performance tracking tools, including those produced and delivered under our Picker trade name, for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time. These tools may be coupled with the improvement tool, eToolKit, to help clients not only measure performance, but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of NRC+Picker provide a way of bridging the gap between measurement and improvement. Additional offerings include functional disease-specific and health status measurement tools. The syndicated Market Guide, a stand-alone market information and competitive intelligence source, as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes.

Growth Strategy

        The Company believes that it can continue to grow through: (i) expanding the depth and breadth of its current clients’ Performance Tracking Services programs, since healthcare organizations are increasingly interested in gathering performance information at deeper levels of their organizations and from more of their constituencies, (ii) increasing the cross-selling of its complementary services, including improvement and educational tools, (iii) adding new clients through penetrating the sizeable portion of the healthcare industry which is not yet conducting performance assessments beyond the enterprise-wide level or is not yet outsourcing this function, and (iv) pursuing acquisitions of, or investments in, firms providing products, services or technologies which complement those of the Company.

        On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC, a healthcare survey research and analytics firm based in California that specializes in measuring health status, health risk and member satisfaction for health plans in the United States. The purchase price for the acquisition was $4.0 million in cash, plus the assumption of certain liabilities.

Information Services

        The Qualisys System (“Qualisys”) is NRC’s data collection process which provides ongoing, renewable performance tracking and is the platform of the Company’s online tools. This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data. Flexible and responsive to healthcare organizations’ changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and includes questions which address core service factors throughout a healthcare organization.

        Unlike some of its competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined, as opposed to multiple questionnaires which are often sent to the same respondents. As a result, the Company’s renewable performance tracking programs and data collection processes (i) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (ii) eliminate over surveying (where one respondent receives multiple surveys), and (iii) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

        The Company recognizes that performance programs must do more than just measure the experiences; they must measure and facilitate improvement. The Company offers proven solutions to effectively measure and improve the most important aspects of the patient’s experience. By combining the advanced measurement and improvement technology of Qualisys with the philosophy and family of surveys of the Picker Institute, eToolKit allows clients to actually act on their research results and attain improvement in the care delivery process. The Company has developed online improvement tools including a one-page reporting format called Action Plan, which provides a basis on which improvements can be made. NRC Action Plans show healthcare organizations which service factors impact their customer group’s value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. The Company has also developed online access to performance results, which the Company believes provides NRC’s clients the fastest and easiest way to access measurement results. eReports, NRC’s exclusive web-based electronic delivery system, provides clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.

        The Company has developed NRC+Picker educational products as a way of bridging the gap between measurement and improvement of patient-centered care. These products consist of the Symposium, the Learning Network and eLearning. The Symposium is an annual event which is dedicated to the improvement of the patient experience. Learning Network is a membership-based product that enables members to participate in calls with industry experts, have access to experts, participate in monthly presentations and receive monthly newsletters, all of which focus on topics of improvement of the patient experience. eLearning is an interactive online educational product which is used by the providers to understand the dimensions of patient-centered care.

        Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, Market Guide is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as alternative medicine usage and healthcare internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 180 metro areas, 48 states or nationally. Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Another feature of the web-based system is a national name search, which allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites, and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.

Clients

        The Company’s ten largest clients accounted for 40%, 43%, and 45% of the Company’s total revenues in 2005, 2004 and 2003, respectively. The U.S. Department of Veterans Affairs accounted for 11%, 12% and 15% of total revenues in 2005, 2004 and 2003, respectively.

Sales and Marketing

        The Company generates the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates now direct NRC’s sales efforts from Nebraska and Washington, D.C. in the United States and from Toronto and Montreal in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.

        Numerous marketing efforts support the direct sales force’s new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company’s public relations program includes (i) an ongoing presence in leading industry trade press and in the mainstream press; (ii) public speaking at strategic industry conferences; (iii) fostering relationships with key industry constituencies; and (iv) an annual Consumer Choice award program recognizing top-ranking hospitals in approximately 160 markets.

        The Company’s integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals, as well as direct sales force initiated prospect contacts. The sales process typically spans a 120-day period encompassing the identification of a healthcare organization’s information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations), and the closing of the sale. The Company’s sales cycle varies depending on the particular service being marketed and the size of the potential project.

Competition

        The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s main competitors among such specialty firms are Press Ganey, who NRC believes has revenues that are significantly larger than the Company’s revenues, and three or four other companies who NRC believes have revenues smaller than our revenues. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with (i) traditional market research firms which are significant providers of survey-based, general market research and (ii) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few entry barriers into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

Intellectual Property and Other Proprietary Rights

        The Company’s success depends in part upon its data collection processes, research methods, data analysis techniques and internal systems, and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents. Consequently, it relies on a combination of copyright and trade secret laws and employee nondisclosure agreements to protect its systems, survey instruments and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether the Company is ultimately successful in defending against such claims.

Associates

        As of December 31, 2005, the Company employed a total of 143 persons on a full-time basis. In addition, as of such date, the Company had 77 part-time associates primarily in its survey operations, representing approximately 51 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

        The following table sets forth certain information, as of March 1, 2006, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	51	Chief Executive Officer and Director
Joseph W. Carmichael	42	President
Jona S. Raasch	47	Vice President and Chief Operations Officer
Patrick E. Beans	48	Vice President, Treasurer, Chief Financial
		Officer, Secretary and Director

        Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981. He also served as President since founding the Company through August 2004. Prior thereto, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

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

        Patrick E. Beans has served as Vice President, Treasurer, Chief Financial Officer and Secretary and a director since 1997. He has served as the principal financial officer since he joined the Company in August 1994. From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.

        Executive officers of the Company are elected by and serve at the discretion of the Company’s Board of Directors. There are no family relationships between any directors or executive officers of NRC.

Item 1A.      Risk Factors

        You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

We rely on a limited number of key clients, and a loss of one or more of these key clients will adversely affect our operating results.

        We rely on a limited number of key clients for a substantial portion of our revenues. Our ten largest clients for the years ended 2005, 2004 and 2003, generated 40%, 43% and 45%, respectively, of our revenues in each of those years. The U.S. Department of Veterans Affairs accounted for 11%, 12% and 15% of our total revenues for the years ended 2005, 2004 and 2003, respectively. We cannot assure you that we will maintain our existing client base, maintain or increase the level of revenue or profits generated by our existing clients, or be able to attract new clients. Furthermore, the healthcare industry continues to undergo consolidation and we cannot assure you that such consolidation will not cause us to lose clients. The loss of one or more of our large clients or a significant reduction in business from such clients, regardless of the reason, will have a negative effect on our revenues and a corresponding effect on our operating and net income. See “Risk Factors — Because our clients are concentrated in the healthcare industry, we may be adversely affected by a business downturn or consolidation with respect to the healthcare industry.”

We depend on performance tracking contract renewals for a large share of our revenues and our operating results could be adversely affected.

        We expect that a substantial portion of our revenues for the foreseeable future will continue to be derived from written and oral contracts for renewable performance tracking services. Substantially all such written contracts are renewable annually at the option of our clients, although a client generally has no minimum purchase commitment under a contract and the contracts are generally cancelable on short or no notice without penalty. To the extent that clients fail to renew or defer their renewals from the quarter we anticipate, our quarterly results may be materially adversely affected. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality and timely fashion. In addition, the performance tracking and market research activities of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot assure you that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenues and a corresponding effect on our operating and net income.

Our operating results may fluctuate on a quarterly basis, and this may cause our stock price to decline.

        Our operating results have fluctuated from period to period in the past and will likely fluctuate significantly in the future due to various factors. There has historically been, and we expect that there will continue to be, fluctuation in our financial results related to the Market Guide, a stand-alone market information intelligence source and comparative performance database. We recognize revenue when the Market Guides are delivered to the principal customers pursuant to their contracts, typically in the third quarter of the year. Substantially all of the related costs are deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. A delay in completing and delivering the Market Guide in a given year, the timing of which is dependent upon our ability to access a third-party’s respondent panel on a timely basis, could delay recognition of such revenues and expenses, which could materially affect operating results for the interim periods. We generate additional revenues from incidental customers subsequent to the completion of each edition. Revenues and costs for these subsequent services are recognized as the services are performed and completed. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery.

        In addition, our overall operating results may fluctuate as a result of a variety of other factors, including the size and timing of orders from clients, client demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets and clients’ operating performance), the hiring and training of additional staff, postal rate changes, and industry and general economic conditions. Because a significant portion of our overhead, particularly some costs associated with owning and occupying our building and full-time personnel expenses, is fixed in the short-term, our results of operations may be materially adversely affected in any particular quarter if revenues fall below our expectations. These factors, among others, make it possible that in some future quarter our operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of our common stock.

We operate in a highly competitive market and we could experience increased price pressure and expenses as a result.

        The healthcare information and market research industry is highly competitive. We compete both with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our main competitors among such specialty firms are Press Ganey Associates, who we believe has revenues that are significantly larger than our revenues, and three or four other companies that we believe have revenues that are smaller than our revenues. We, to a certain degree, currently compete with, and we anticipate that in the future we may increasingly compete with, traditional market research firms that are significant providers of survey-based, general market research and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with our services, many of these competitors have substantially greater financial, information gathering and marketing resources than us and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market, which could adversely affect our operating results through pricing pressure, increased client service and marketing expenditures and market share losses, among other factors. We cannot assure you that we will continue to compete successfully against existing or new competitors, and our revenues and operating net income could be adversely affected as a result.

Because our clients are concentrated in the healthcare industry, our revenues and operating results may be adversely affected by a business downturn or consolidation with respect to the healthcare industry.

        Substantially all of our revenues are derived from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. Many federal and state legislators have proposed or have announced that they intend to propose programs to reform portions of the U.S. healthcare system. These programs could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services. Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue. Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services, or could result in the termination of a client’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenues and a corresponding effect on our operating and net income.

Our future success depends on our ability to manage our growth, including by identifying acquisition candidates and effectively integrating acquired companies.

        Since our inception, our growth has placed significant demands on our management, administrative, operational and financial resources. In order to manage our growth, we will need to continue to implement and improve our operational, financial and management information systems and continue to expand, motivate and effectively manage an evolving workforce. If our management is unable to effectively manage under such circumstances, the quality of our services, our ability to retain key personnel and our results of operations could be materially adversely affected. Furthermore, we cannot assure you that our business will continue to expand. Reductions in clients’ spending on performance tracking and market research, increased competition, pricing pressures and other general economic and industry trends could adversely affect our growth.

        We may achieve a portion of our future revenue growth, if any, through acquisitions of complimentary businesses, products, services or technologies, although we currently have no commitments or agreements with respect to any such acquisitions. Our management has limited experience dealing with the issues of product and service, systems, personnel and business strategy integration posed by acquisitions, and has encountered minor problems with integrating people and processes in connection with past acquisitions. We cannot assure you that the integration of any possible future acquisitions will be managed without incurring higher than expected costs and expenses. In addition, we cannot assure you that, as a result of such unexpected costs and expenses, any possible future acquisition will not negatively affect our operating and net income.

We face several risks relating to our ability to collect the data on which our business relies.

        Our ability to provide timely and accurate performance tracking and market research to our clients depends on our ability to collect large quantities of high quality data through surveys and interviews. If receptivity to our survey and interview methods by respondents declines, or for some other reason their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenues could be adversely affected, with a corresponding effect on our operating and net income. In addition, we currently rely primarily on mail and telephone surveys for gathering information. If one or more of our competitors were to develop an online survey process that more effectively and efficiently gathers information, then we would be at a competitive disadvantage and our revenues could be adversely affected, with a corresponding effect on our operating and net income.

        We also rely on a third-party panel of pre-recruited consumer households to produce in a timely manner, annual editions of the Market Guide. If we are not able to continue to use this panel, or the time period in which we use this panel is altered and we cannot find an alternative panel on a timely, cost competitive basis, we could face an increase in our costs or an inability to effectively produce the Market Guide. In either case, our operating and net income would be negatively affected.

Our principal shareholder effectively controls our company.

        Michael D. Hays, our Chief Executive Officer, beneficially owned 69.7% of our outstanding common stock as of March 15, 2006. As a result, he is able to control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

        Our future performance will depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. As of December 31, 2005, we maintained $500,000 of key officer life insurance on Mr. Hays. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Currently, we do not have employment agreements with our officers or our other key personnel. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

If intellectual property and other proprietary information technology were copied or independently developed by our competitors, our operating results could be negatively affected.

        Our success depends in part upon our data collection process, research methods, data analysis techniques, and internal systems and procedures that we have developed specifically to serve clients in the healthcare industry. We have no patents. Consequently, we rely on a combination of copyright, trade secret laws and employee nondisclosure agreements to protect our systems, survey instruments and procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.

Errors in, or dissatisfaction with, performance tracking and other surveys could adversely affect our business.

        Many healthcare providers, payers and other entities or individuals use our renewable performance tracking and other healthcare surveys in promoting and/or operating their businesses, and as a factor in determining physician or employee compensation. Consequently, any errors in the data received or in the final surveys, as well as the actual results of such surveys, can have a significant impact on such providers’, payers’ or other entities’ businesses, and on any such individual’s compensation. In addition, parties who have not performed well in our surveys may be dissatisfied with the results of the surveys or the manner in which the results may be used by competitors or others. Although any such errors or dissatisfaction with the results of the surveys, or the manner in which the surveys have been used, has not resulted in litigation against us, we cannot assure you that we will not face future litigation, which may be costly, as a result of a healthcare provider’s, payer’s, other entity’s or individual’s allegation of errors in our surveys or dissatisfaction with the results thereof.

Regulatory developments could adversely affect our revenues and results of operations.

        In the operation of our business, we have access to, or gather certain confidential information, such as medical histories of our respondents. As a result, we could be subject to potential liability for any inappropriate disclosure or use of such information. Even if we do not improperly disclose confidential information, privacy laws, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Patriot Act and Canadian legislation relating to personal health information, have had, and could in the future have, the effect of increasing our costs and restricting our ability to gather and disseminate information which could ultimately have a negative effect on our revenues.

        In addition, several years ago, the Centers for Medicare and Medicaid Services initiated a nationwide effort to collect and publicly report hospital quality data, including the patient experience of care questionnaire. This questionnaire is called the HCAHPS questionnaire and was developed by the Agency for Healthcare Research and Quality. After several years of development and consensus building, the HCAHPS survey program will begin in 2006. This survey program may increase competition and pricing pressures, which could adversely affect our operating and net income.

Item 1B.      Unresolved Staff Comments

        The Company has no unresolved staff comments to report pursuant to this item.

Item 2.      Properties

        The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution; data processing, analysis and report generation; marketing; and corporate administration. The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario.

Item 3.      Legal Proceedings

        The Company is not subject to any material pending litigation.

Item 4.      Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2005 fiscal year.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ National Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2004 through December 31, 2005:

2005 Quarter Ended:	High	Low	Dividends Declared Per Common Share
March 31	$17.02	$14.59	$.08
June 30	$17.50	$15.54	$.08
September 30	$17.30	$14.51	$.08
December 31	$16.52	$14.50	$.08

2004 Quarter Ended:	High	Low	Dividends Declared Per Common Share
March 31	$15.65	$13.44	--
June 30	$16.15	$12.36	--
September 30	$17.68	$14.35	--
December 31	$17.79	$15.50	--

        On March 8, 2006, there were approximately 30 shareholders of record and approximately 500 beneficial owners of the Common Stock.

        The Company had not paid cash dividends on its common stock prior to 2005. However, in March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $2.3 million in the aggregate were declared and paid during the twelve month period ended December 31, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors, and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

        The table below summarizes the Company’s repurchases of its common stock during the three-month period ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2005	--	$ --	--	171,789
November 1 - November 30, 2005	--	$ --	--	171,789
December 1 - December 31, 2005	171,789	$15.55	171,789	--

(1)	In July 2003, the Company’s Board of Directors authorized, and the Company publicly announced, a stock repurchase plan providing for the repurchase of 500,000 shares. As of December 31, 2005, this plan has terminated as the Company has repurchased all shares authorized for repurchase thereunder.

        In March 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

Item 6.      Selected Financial Data

        The selected statement of income data for the years ended December 31, 2005, 2004 and 2003, and the selected balance sheet data at December 31, 2005 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2002 and 2001, and the balance sheet data at December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$32,437	$29,683	$26,922	$22,387	$17,674
Operating expenses:
Direct expenses	13,642	12,869	12,029	9,556	8,059
Selling, general and administrative	8,617	7,394	5,987	4,737	4,985
Depreciation and amortization (1)	1,762	2,018	1,941	1,675	1,917

Total operating expenses	24,021	22,281	19,957	15,968	14,961
Operating income	8,416	7,402	6,965	6,419	2,713
Other income (expenses)	99	(119)	(49)	(258)	(89)

Income before income taxes	8,515	7,283	6,916	6,161	2,624
Provision for income taxes	3,279	2,732	2,532	2,311	954

Net income	$5,236	$4,551	$4,384	$3,850	$1,670

Net income per share - basic and diluted	$0.74	$0.63	$0.60	$0.54	$0.24

Weighted average shares outstanding - basic	7,038	7,181	7,259	7,163	7,053
Weighted average shares outstanding - diluted	7,118	7,249	7,326	7,193	7,089
	December 31,
	2005	2004	2003	2002	2001
	(In thousands
Balance Sheet Data:
Working capital	$8,058	$19,434	$16,817	$12,919	$7,260
Total assets	44,675	47,954	45,673	38,832	33,772
Total debt, including current portion	1,471	4,901	5,044	5,176	5,302
Total shareholders’ equity	32,593	35,018	32,424	28,018	23,353

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill and other non-amortizable intangible assets. If the Company had not amortized goodwill and other non-amortizable intangible assets during the year ended December 31, 2001, net income would have been $2 million.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement and educational services to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and the growth of its industry will be the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, educational services and its Market Guide.

Acquisition of Geriatric Health Systems

        On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC, a healthcare survey research and analytics firm based in California that specializes in measuring health status, health risk and member satisfaction for health plans in the United States. The purchase price for the acquisition was $4.0 million in cash, plus the assumption of certain liabilities.

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2005 include:

•	Revenue recognition;

•	Valuation of long-lived assets;

•	Valuation of goodwill and identifiable intangible assets; and

•	Income taxes.

        Revenue Recognition

        The Company’s performance tracking services are performance tracking and improvement tools for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually, and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process, but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company’s custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenues and direct expenses for the Company’s performance tracking services are recognized under the proportional performance method. Revenues and direct expenses for the NRC+Picker educational services and custom research services are also recognized under the proportional performance method.

        Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

        The Company’s Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, this survey is a comprehensive consumer-based healthcare assessment. Market Guide is generally provided pursuant to contracts which have durations of four to six months and that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for Market Guide are billed prior to or at delivery. The Company recognizes revenue on Market Guide contracts upon delivery to the principal customers, typically in the third quarter of the year. The Company defers costs of preparing the survey data for Market Guide. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. The Company expenses these deferred costs at the time revenue is recognized. The Company monitors and assesses the recoverability of the deferred direct costs based on contracted revenues and whenever changes in circumstances warrant such assessment. The Company generates additional revenues from incidental customers subsequent to the completion of each edition. Revenue and costs for these subsequent services are recognized as the customization services are performed and completed. The profit margin earned on such revenues is generally higher than that earned on revenues realized from customers under contract at the time of delivery. As a result, the Company’s margins vary throughout the year. The Company’s revenue recognition policy for Market Guide is not sensitive to significant estimates and judgments.

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

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and, as a result, may trigger an impairment review:

•	Significant underperformance in comparison to historical or projected operating results;

•	Significant changes in the manner or use of acquired assets or the Company’s overall strategy;

•	Significant negative trends in the Company’s industry or the overall economy;

•	A significant decline in the market price for the Company’s common stock for a sustained period; and

•	The Company’s market capitalization falling below the book value of the Company’s net assets.

        Valuation of Intangible Assets

        Intangible assets include customer relationships, trade name and goodwill. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

        The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, the Company does not amortize goodwill.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2005, the Company had net goodwill of $11.5 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2005, 2004 or 2003.

        Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part.

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

	Percentage of Total Revenues Year Ended December 31,			Percentage Increase
	2005	2004	2003	2005 over 2004	2004 over 2003
Revenues	100.0%	100.0%	100.0%	9.3%	10.3%
Operating expenses:
Direct expenses	42.1	43.4	44.7	6.0	7.0
Selling, general and administrative	26.6	24.9	22.2	16.5	23.5
Depreciation and amortization	5.4	6.8	7.2	(12.7)	3.9

Total operating expenses	74.1	75.1	74.1	7.8	11.6

Operating income	25.9%	24.9%	25.9%	13.7%	6.3%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Total revenues. Total revenues increased 9.3% in 2005, to $32.4 million from $29.6 million in 2004. The increase was primarily due to increases in scope of work from existing clients, and the addition of new clients, including $575,000 revenue generated from the acquisition of Geriatric Health Systems’ health plan business.

        Direct expenses. Direct expenses increased 6.0% to $13.6 million in 2005 from $12.9 million in 2004. The increase in direct expenses in 2005 was due primarily to increases in salaries and benefits of $424,000, other expenses of $264,000 including contracted services, fieldwork and fees expenses of $143,000 and labor and payroll expenses of $112,000 to service the increase in revenue. These increases were partially offset by a decrease in printing and postage expenses of $180,000. Direct expenses decreased as a percentage of total revenues to 42.1% in 2005 from 43.4% in 2004, primarily due to the mix of services and data collection methodology during the year, as well as a related $194,000 reduction in a tax accrual due to a change to a web-based method of delivering the Healthcare Market Guide. The Company’s model for direct expenses ranges from 43% to 45% as a percentage of total revenue. The Company expects direct expenses as a percentage of total revenues to be within the model during 2006.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.5% to $8.6 million in 2005 from $7.4 million in 2004. The net increase was primarily due to increases in salary, benefits, commissions and travel expenses increases of $1.2 million, and legal and accounting expenses of $106,000. These increases were partially offset by a decrease in direct marketing expenses of $202,000. Much of the overall increase is due to the continuation of the sales and marketing expansion initiatives which the Company started in the fourth quarter of 2003. Selling, general and administrative expenses increased as a percentage of total revenues to 26.6% in 2005 from 24.9% in 2004. The Company’s model for selling, general and administrative expenses ranges from 23% to 25% as a percentage of total revenue. The Company expects selling, general and administrative expenses as a percentage of total revenues to be slightly higher than the model during 2006 due to the continued expansion of the sales and marketing departments.

        Depreciation and amortization. Depreciation and amortization expenses decreased 12.7% to $1.8 million in 2005 from $2.0 million in 2004. The decrease is primarily due to assets becoming fully depreciated. Depreciation and amortization expenses decreased as a percentage of total revenues to 5.4% in 2005 from 6.8% in 2004 due to increased revenues and assets becoming fully depreciated. The Company’s model for depreciation and amortization expenses ranges from 4.5% to 6.0% as a percentage of total revenue. The Company expects depreciation and amortization expenses as a percent of total revenues to be at the lower end of the model in 2006.

        Provision for income taxes. The provision for income taxes totaled $3.3 million (38.5% effective tax rate) for 2005 compared to $2.7 million (37.5% effective tax rate) for 2004. The effective tax rate is higher in 2005 due to differences in state income taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Total revenues. Total revenues increased 10.3% in 2004 to $29.7 million from $26.9 million in 2003. The increase was primarily due to the addition of new clients and the cross-selling and increases in scope of work from existing clients.

        Direct expenses. Direct expenses increased 7.0% to $12.9 million in 2004 from $12.0 million in 2003. The increase in direct expenses in 2004 was due primarily to the incremental costs of servicing additional clients. The increases were in printing and postage expense of $540,000, labor and payroll of $194,000, and in fieldwork and fees expenses of $113,000. Direct expenses decreased as a percentage of total revenues to 43.4% in 2004 from 44.7% during 2003 primarily due to the mix of services provided during the year.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.5% to $7.4 million in 2004 from $6.0 million in 2003. The net increase was primarily due to increases in salary and benefit expenses of $852,000, travel expenses of $419,000, rent and utilities of $89,000, legal and accounting of $68,000, contract services of $54,000, and human resources recruitment expenses of $40,000. These increases were partially offset by a decrease in bad debt expense of $102,000. Much of the overall increases were a result of the new sales expansion plan started in late 2003. Selling, general and administrative expenses increased as a percentage of total revenues to 24.9% in 2004 from 22.2% in 2003.

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

Liquidity and Capital Resources

        The Company’s principal source of funds in recent years has been cash flow from its operations. The Company’s operating cash flow has been sufficient to provide funds for working capital and capital expenditures, and the Company expects that it will continue to be sufficient in the foreseeable future.

        As of December 31, 2005, the Company had cash and cash equivalents of $844,000 and working capital of $8.1 million.

        During 2005, the Company generated $8.2 million of net cash from operating activities as compared to $7.8 and $8.2 net cash generated during 2004 and 2003, respectively. The $400,000 increase in operating cash flow from 2004 to 2005 is primarily related to $685,000 of higher net income, reduced by a $256,000 decrease in depreciation and amortization expense. The $500,000 decrease in operating cash flow from 2003 to 2004 was primarily related to the reversal of $1.6 million of timing items that occurred in prior years in connection with the Company’s three customer related accounts. The effect of this reversal was partially offset by a $1.0 million net increase in income taxes recoverable due to higher payments of taxes and an extra $170,000 of net income in 2004. The timing issues related to approximately $1.6 million of billings and payments on certain government contracts, including the movement of certain government work to December during 2002, and slow payment by one government account in late 2002. Had these timing issues not occurred, then operating cash flow would have been approximately $1.6 million lower in 2003.

        Net cash provided by investing activities was $354,000 in 2005 compared to net cash used in investing activities of $4.7 million in 2004, and $5.5 million in 2003. The 2005 net cash provided by investing activities was primarily due to a $5.9 million increase in the proceeds from the maturities of securities available-for-sale over the purchases of securities available-for-sale. This was partially offset by $4.1 million to acquire the net assets of Geriatric Health Systems, LLC, a $348,000 earn-out on the acquisition of Smaller World Communications Inc., and an investment of $1.1 million in furniture, computer equipment, software and production equipment to support the expansion of the Company’s business. The 2004 net cash used in investing activities was primarily comprised of the investment of $2.1 million in furniture, computer equipment, software and production equipment, and an increase in the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $2.7 million. The 2003 net cash used in investing activities was primarily comprised of the investment of $1.7 million in furniture, computer equipment, software and production equipment, the investment of $1.0 million to acquire the net assets of Smaller World Communications Inc., and an increase in the net purchases of securities available-for-sale over the proceeds from the maturities of securities of $2.9 million. The Company’s investments available-for-sale consist principally of United States government securities with maturities of three years or less.

        Net cash used in financing activities was $11.4 million in 2005 compared to $2.8 million and $205,000 cash used in financing activities in 2004 and 2003, respectively. The cash used in financing activities in 2005 was primarily comprised of $5.9 million used for the purchase of treasury stock, $3.4 million of principal payments on long term debt, and $2.3 million of dividends paid. The cash used in financing activities in 2004 was primarily comprised of $2.9 million used for the purchase of treasury stock.

        The Company has budgeted approximately $1.3 million for additional capital expenditures in 2006 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2006 will be primarily for computer hardware and software, production equipment and furniture.

        The Company typically bills clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. As of December 31, 2005 and 2004, the Company had $5.4 million and $4.0 million of deferred revenues, respectively. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. The Company had $1.2 million of unbilled revenues as of December 31, 2005 and 2004. Substantially all deferred and unbilled revenues will be earned and billed respectively, within 12 months of the respective period ends.

        The Company had not paid cash dividends on its common stock prior to 2005. However, in March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $2.3 million in the aggregate were declared and paid during the year ended December 31, 2005. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

        As of December 31, 2005, the Company had obligations to make cash payments in the following amounts in the future:

Contractual Obligations	Total Payments	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating Leases	$954,177	$262,672	$513,497	$178,008	$--
Long Term Debt	--	--	--	--	--
Other Long Term Liabilities (see below)	--	--	--	--	--

Total	$954,177	$262,672	$513,497	$178,008	$--

        The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

        The purchase price for Smaller World Communications Inc. includes two additional scheduled payments of additional purchase price in 2006 and 2008. As of December 31, 2005, the first aggregate payment based on meeting certain revenue goals was $536,200, including an additional earn-out of $348,199 recorded to goodwill during the period ended December 31, 2005. This payment is due in the next 12 months and is included in accrued expenses. The second aggregate payment, also based upon certain revenue goals, has a minimum of $0 and a maximum of $601,000.

Off-Balance Sheet Obligations

        The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “—Liquidity and Capital Resources.”

Stock Repurchase Program

        In July 2003, the Board of Directors of the Company authorized the repurchase of 500,000 shares of common stock in the open market or in privately negotiated transactions. As of December 31, 2005, this plan has terminated as all shares have been repurchased under that authorization.

        Subsequent to December 31, 2005, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions.

Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2005, SFAS No. 153 did not have any effect on the Company’s consolidated financial statements.

        In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments, which includes recognition, measurement and disclosure guidance as companies begin to implement SFAS No. 123(R). SAB 107 does not modify any of the requirements of SFAS No. 123(R). In April 2005, the SEC adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or proforma disclosures. The Company adopted this standard on January 1, 2006, and it will now report in its financial statements the share-based compensation expense for reporting periods beginning in 2006. As of the date of this filing, the Company believes that adopting the new standard will decrease net income by approximately $.04 to $.06 per share for the year ending December 31, 2006. The impact of adopting SFAS 123(R) will depend in part on levels of share-based awards granted in the future.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting and reporting of all voluntary changes in accounting principles and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no effect on the Company’s consolidated financial statements, but would affect the Company’s accounting for future changes in accounting principles.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

        The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consists of interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities would have decreased .5% from the average return during the years ended December 31, 2005 and 2004, then the Company’s interest income and pre-tax income would have decreased approximately $81,000 and $68,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.

Item 8.      Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

        The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2005. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	Quarter Ended
	Dec. 31, 2005	Sept 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept.30, 2004	June 30, 2004	Mar. 31, 2004
Revenues	$8,558	$10,132	$7,150	$6,597	$6,431	$9,320	$6,371	$7,561
Direct expenses	3,801	2,331	3,073	2,750	2,680	4,174	2,717	3,298
Selling, general and administrative	2,012	4,018	2,089	2,185	1,816	1,824	1,850	1,904
Depreciation and amortization	428	456	454	424	527	538	489	464
Operating income	2,317	3,327	1,534	1,238	1,408	2,784	1,315	1,895
Other income (expense)	44	46	6	3	24	11	(113)	(41)
Provision for income taxes	827	1,344	615	493	510	1,079	464	679

Net income	$1,534	$2,029	$925	$748	$922	$1,716	$738	$1,175

Net income per share - basic	$0.22	$0.29	$0.13	$0.10	$0.13	$0.24	$0.10	$0.16
Net income per share - diluted	$0.22	$0.29	$0.13	$0.10	$0.13	$0.24	$0.10	$0.16
Weighted average shares outstanding - basic	6,921	6,961	7,122	7,150	7,142	7,137	7,191	7,256
Weighted average shares outstanding - diluted	7,012	7,056	7,179	7,202	7,211	7,224	7,284	7,353

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Lincoln, Nebraska
February 24, 2006

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2005 AND 2004

Assets	2005	2004
Current assets:
Cash and cash equivalents	$843,959	$3,647,693
Investments in marketable debt securities	9,451,835	15,348,349
Trade accounts receivable, less allowance for doubtful accounts of $103,183 and
$100,526 in 2005 and 2004, respectively	5,494,689	3,391,953
Unbilled revenues	1,182,657	1,190,084
Prepaid expenses and other	934,699	948,432
Recoverable income taxes	183,970	632,026
Deferred income taxes	125,771	295,290

Total current assets	18,217,580	25,453,827
Net property and equipment	11,890,809	12,355,456
Goodwill, net of accumulated amortization	11,483,401	8,293,346
Intangible assets, net of accumulated amortization	3,043,987	1,832,889
Other	39,575	18,445

Total assets	$44,675,352	$47,953,963

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$1,471,283	$155,728
Accounts payable	1,065,717	429,973
Accrued wages, bonus and profit sharing	1,248,001	975,991
Accrued expenses	940,634	421,212
Billings in excess of revenues earned	5,434,321	4,036,608

Total current liabilities	10,159,956	6,019,512
Note payable, net of current portion	--	4,745,126
Deferred income taxes	1,921,905	1,827,235
Other long-term liabilities	--	344,433

Total liabilities	12,081,861	12,936,306
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares,
no shares issued and outstanding	--	--
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,740,571 in 2005
and 7,684,006 in 2004, outstanding 6,845,571 in 2005 and 7,174,706 in 2004	7,741	7,684
Additional paid-in capital	20,046,027	19,345,569
Retained earnings	23,360,297	20,382,334
Unearned compensation	(432,631)	(182,354)
Accumulated other comprehensive income, net of taxes	300,369	220,261
Treasury stock, at cost; 895,000 shares in 2005 and 509,300 shares in 2004	(10,688,312)	(4,755,837)

Total shareholders’ equity	32,593,491	35,017,657

Total liabilities and shareholders’ equity	$44,675,352	$47,953,963

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
Revenues	$32,436,502	$29,683,091	$26,922,433

Operating expenses:
Direct expenses	13,642,195	12,869,259	12,028,561
Selling, general and administrative	8,617,372	7,394,567	5,987,154
Depreciation and amortization	1,761,623	2,017,621	1,941,418

Total operating expenses	24,021,190	22,281,447	19,957,133

Operating income	8,415,312	7,401,644	6,965,300

Other income (expense):
Interest income	488,120	344,570	292,517
Interest expense	(379,464)	(458,581)	(427,847)
Other, net	(9,507)	(4,777)	85,831

Total other income (expense)	99,149	(118,788)	(49,499)

Income before income taxes	8,514,461	7,282,856	6,915,801
Provision for income taxes	3,278,370	2,732,222	2,531,544

Net income	$5,236,091	$4,550,634	$4,384,257

Net income per share - basic and diluted	$0.74	$0.63	$0.60

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2002	$7,561	$18,123,603	$11,447,443	$--	$35,371	$(1,595,703)	$28,018,275
Purchase of 18,500 shares
of treasury stock	--	--	--	--	--	(273,727)	(273,727)
Issuance of 40,062 common
shares for the exercise
of stock options	41	200,624	--	--	--	--	200,665
Tax benefit from the
exercise of options	--	115,116	--	--	--	--	115,116
Issuance of 39,147
restricted common
shares, net of -0-shares
cancelled	39	436,177	--	(436,216)	--	--	--
Non-cash stock	--
compensation expense	--	--	--	42,222	--	--	42,222
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	(54,455)	--	(54,455)
Change in cumulative
translation adjustment	--	--	--	--	(8,064)	--	(8,064)
Net income	--	--	4,384,257	--	--	--	4,384,257

Total comprehensive income	--	--	4,384,257	--	(62,519)	--	4,321,738

Balances at December 31, 2003	7,641	18,875,520	15,831,700	(393,994)	(27,148)	(1,869,430)	32,424,289

Purchase of 175,300
shares of treasury stock	--	--	--	--	--	(2,886,407)	(2,886,407)
Issuance of 57,857 common
shares for the exercise
of stock options	57	332,991	--	--	--	--	333,048
Tax benefit from the
exercise of options	--	233,345	--	--	--	--	233,345
Issuance of 2,483
restricted common
shares, net of 16,153
shares cancelled	(16)	(96,287)	--	96,301	--	--	--
Non-cash stock
compensation expense	--	--	--	115,339	--	--	115,339
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	(56,850)	--	(56,850)
Change in cumulative
translation adjustment	--	--	--	--	304,259	--	304,259
Net income	--	--	4,550,634	--	--	--	4,550,634

Total comprehensive income	--	--	4,550,634	--	247,409	--	4,798,043

Balances at December 31, 2004	7,684	19,345,569	20,382,334	(182,354)	220,261	(4,755,837)	35,017,657

Purchase of 385,700	--
shares of treasury stock	--	--	--	--	--	(5,932,475)	(5,932,475)
Issuance of 30,873 common
shares for the exercise
of stock options	31	253,846	--	--	--	--	253,877
Tax benefit from the
exercise of options	84,140	--	--	--	--	84,140
Issuance of	25,692
restricted common
shares, net of 2,036
cancelled	26	362,472	--	(362,472)	--	--	--
Non-cash stock
compensation expense	--	--	--	112,221	--	--	112,221
Dividends declared of
$0.32 per common share			(2,258,128)				(2,258,128)
Comprehensive income
Change in unrealized
gain/(loss) on
marketable
securities net of tax	--	--	--	--	4,280	--	4,280
Change in cumulative
translation adjustment	--	--	--	--	75,828	--	75,828
Net income	--	--	5,236,091	--	--	--	5,236,091

Total comprehensive income	--	--	5,236,091	--	80,108	--	5,316,199

Balances at December 31, 2005	$7,741	$20,046,027	$23,360,297	$(432,631)	$300,369	$(10,688,312)	$32,593,491

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
Cash flows from operating activities:
Net income	$5,236,091	$4,550,634	$4,384,257
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,761,623	2,017,621	1,941,418
Deferred income taxes	264,049	614,871	330,698
Loss (gain) on sale of property and equipment	239	(4,090)	8,173
Loss (gain) on sale of other investments	(43)	75	41
Tax benefit from exercise of stock options	84,140	233,345	115,116
Non-cash stock compensation expense	112,221	115,339	42,222
Change in assets and liabilities, net of effect of
acquisitions:
Trade accounts receivable	(2,079,193)	2,160,923	(596,714)
Unbilled revenues	29,026	(187,482)	961,335
Prepaid expenses and other	45,597	(315,139)	(307,801)
Accounts payable	602,326	(48,381)	(162,596)
Accrued expenses, wages, bonus and profit sharing	328,718	(15,420)	274,241
Income taxes payable and recoverable	442,865	(876,140)	170,618
Billings in excess of revenues earned	1,360,425	(429,427)	1,104,085

Net cash provided by operating activities	8,188,084	7,816,729	8,265,093

Cash flows from investing activities:
Purchases of property and equipment	(1,088,172)	(2,066,807)	(1,682,734)
Acquisition, net of cash acquired and earn-out on acquisition	(4,459,198)	--	(996,888)
Purchases of securities available-for-sale	(19,453,522)	(9,211,409)	(14,065,000)
Proceeds from the maturities of securities available-for-sale	25,353,137	6,537,109	11,202,426
Proceeds from sale of property and equipment	1,500	4,863	2,543

Net cash provided by (used in) investing activities	353,745	(4,736,244)	(5,539,653)

Cash flows from financing activities:
Payments on notes payable	(3,429,571)	(142,710)	(132,433)
Payments on other long term liabilities	--	(143,081)	--
Proceeds from exercise of stock options	253,877	333,048	200,665
Purchase of treasury stock	(5,932,475)	(2,886,407)	(273,727)
Payment of dividends on common stock	(2,258,128)	--	--

Net cash used in financing activities	(11,366,297)	(2,839,150)	(205,495)

Effect of exchange rate changes on cash	20,734	(34,557)	(70,247)
Net increase (decrease) in cash and cash equivalents	(2,803,734)	206,778	2,449,698
Cash and cash equivalents at beginning of period	3,647,693	3,440,915	991,217

Cash and cash equivalents at end of period	$843,959	$3,647,693	$3,440,915

Supplemental disclosure of cash paid for:
Interest expense	$364,210	$458,581	$427,847
Income taxes	$2,479,834	$2,759,669	$1,907,504

Supplemental disclosures of non-cash investing activities:
   In connection with the Company’s acquisition of businesses in 2005 and 2003, the Company acquired current assets of $53,046 and $171,635, respectively, and assumed current liabilities of $151,685 and $164,294, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

        National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement and educational services to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 40%, 43% and 45% of the Company’s total revenues in 2005, 2004 and 2003, respectively. One client accounted for 11%, 12% and 15% of total revenues in 2005, 2004 and 2003, respectively. The Company operates in a single industry segment.

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

Revenue Recognition

        The Company derives a majority of its operating revenues from its annually renewable services, which include the performance tracking services and Market Guide. Under the performance tracking services, the Company provides interim and annual performance tracking and improvement tools to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. Through its Market Guide, the Company publishes healthcare market information for its clients generally on an annual basis. The Company also derives revenues from its educational products and custom and other research projects.

        The Company recognizes revenues from its performance tracking services, Learning Network, and its custom and other research projects using the proportional performance method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

        The Company recognizes revenue on Market Guide contracts upon its delivery to the principal customers. The Company defers costs of preparing the survey data for Market Guide. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. The Company expenses these deferred costs at the time revenue is recognized. The Company monitors and assesses the recoverability of the deferred direct costs based on contracted revenues and whenever changes in circumstances warrant such assessment. The Company generates additional revenues from incidental customers subsequent to the completion of each edition. Revenue and costs for these subsequent services are recognized as the customization services are performed and completed.

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

        For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $680,000, $583,000 and $544,000, of internal and external costs incurred for the development of internal use software for the years ended December 31, 2005, 2004 and 2003, respectively, with such costs classified as property and equipment.

        The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses the straight-line method of depreciation and amortization over estimated useful lives of five to ten years for furniture and fixtures, three to five years for computer equipment, three to five years for capitalized software, and fifteen to forty years for the Company’s office building.

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

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result they may trigger an impairment review:

•	Significant underperformance in comparison to historical or projected operating results;

•	Significant changes in the manner or use of acquired assets or the Company’s overall strategy;

•	Significant negative trends in the Company’s industry or the overall economy;

•	A significant decline in the market price for the Company’s common stock for a sustained period; and

•	The Company's market capitalization falling below the book value of the Company’s net assets.

Goodwill and Intangible Assets

        Intangible assets include customer relationships, trade name and goodwill. Customer relationships are being amortized over periods of five to ten years. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

        Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare survey business. As of December 31, 2005, the Company has net goodwill of $11.5 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2005, 2004 or 2003.

Investments in Marketable Debt Securities

        All marketable debt securities held by the Company at December 31, 2005 and 2004, were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices. Interest income is recognized when earned.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company’s analysis has not resulted in the recognition of an impairment loss on investments in 2005, 2004 or 2003.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested option awards in each period:

	2005	2004	2003
	(in thousands, except per share amounts)
Pro forma:
Net income, as reported	$5,236	$4,551	$4,384
Less: Total stock-based compensation expense determined under the
fair value method for all awards, net of tax	(459)	(399)	(153)
Add: Stock-based employee compensation expense included in reported
net income, net of tax	70	72	27

Net income, adjusted for the fair value method	$4,847	$4,224	$4,258

Income per share, as reported basic	$0.74	$0.63	$0.60
Income per share, as reported diluted	$0.74	$0.63	$0.60
Income per share, adjusted for the fair value method basic	$0.69	$0.59	$0.59
Income per share, adjusted for the fair value method diluted	$0.68	$0.58	$0.58

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

Earnings Per Share

        Net income per share has been calculated and presented for “basic” and “diluted” per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock. At December 31, 2005, 2004 and 2003, the Company had 9,439, 142,896 and -0- options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

        The weighted average shares outstanding is calculated as follows:

	2005	2004	2003
Common stock	7,037,896	7,181,096	7,259,387
Dilutive effect of options	61,511	54,438	60,595
Dilutive effect of restricted stock	18,630	13,794	6,436

Weighted average shares used for dilutive per
share information	7,118,037	7,249,328	7,326,418

        There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows:

	2005	2004	2003
Unrealized loss on marketable
securities	$(118,436)	$(121,494)	$(29,136)
Related tax benefit	46,782	45,560	10,052

Net loss on marketable securities	(71,654)	(75,934)	(19,084)
Foreign currency translation adjustment	372,023	296,195	(8,064)

Accumulated other comprehensive income
(loss)	$300,369	$220,261	$(27,148)

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2005, management believes that SFAS No. 153 did not have any effect on the Company’s consolidated financial statements.

        In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments, which includes recognition, measurement and disclosure guidance as companies begin to implement SFAS No. 123(R). SAB 107 does not modify any of the requirements of SFAS No. 123(R). In April 2005, the SEC adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or proforma disclosures. The Company adopted this standard on January 1, 2006, and it will now report in its financial statements the share-based compensation expense for reporting periods beginning in 2006. The impact of adopting SFAS 123(R) will depend in part on levels of share-based awards granted in the future.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting and reporting of all voluntary changes in accounting principles and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no effect on the Company’s consolidated financial statements, but would affect the Company’s accounting for future changes in accounting principles.

(2)      Acquisitions

        On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (GHS), based in California. GHS is a healthcare survey research and analytics firm specializing in measuring health status, health risk and member satisfaction for health plans in the United States. The results of GHS operations have been included in the Company’s consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company expects to expand into the commercial health plan market. The purchase price was $4.0 million in cash, plus the assumption of certain liabilities. The Company paid $3.5 million in cash to the seller at closing and $500,000 into an escrow account. The escrow account will be released nine months from the acquisition date pending any unresolved claims. The Company estimates its direct acquisition costs to be $111,000.

        The Company has preliminarily allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Current assets	$53,046
Property and equipment	50,000
Customer relationships	1,073,000
Surveys	298,000
Goodwill	2,788,639

Total acquired assets	4,262,685
Less total liabilities assumed	151,685

Net assets acquired	$4,111,000

        Of the $4,159,639 of acquired intangible assets, $1,073,000 was assigned to customer relationships and $298,000 was assigned to surveys. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $2,788,639 of goodwill. The amortization of customer relationships, surveys, and goodwill is expected to be deductible for tax purposes.

        The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2004. The information is based on the historical results of the separate companies, and may not necessarily be indicative of the results that could have been achieved, or of results that may occur in the future.

	2005	2004
	(In thousands, except per share amounts) (Unaudited)
Revenues	$34,702	$32,089
Net income	$ 5,515	$ 4,737
Earnings per share - basic	$ 0.78	$ 0.66
Earnings per share - diluted	$ 0.77	$ 0.65

        On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The results of Smaller World’s operations have been included in the consolidated financial statements since the effective date of March 1, 2003. Smaller World is a provider of performance measurement services for healthcare organizations in Canada. The aggregate minimum purchase price was $1,361,000. The purchase price includes two additional scheduled payments in 2006 and 2008. As of December 31, 2005, the first aggregate payment based on meeting certain revenue goals was $536,200, including an additional earn-out of $348,199 recorded to goodwill during the period ended December 31, 2005. This payment is due in the next 12 months and is included in accrued expenses. The second aggregate payment, also based upon certain revenue goals has a minimum of $0 and a maximum of $601,000. The Company recorded direct acquisition costs of approximately $85,000.

(3)      Investments in Marketable Debt Securities

        The Company’s investments in marketable securities are in marketable debt securities classified as obligations of U.S. government agencies. The amortized cost, gross unrealized holding gains and losses and fair value of the Company’s investment in the obligations of U.S. government agencies as of December 31, 2005 and 2004, were as follows:

	2005	2004
Amortized cost	$9,570,271	$15,469,843
Gross unrealized holding gains	1,140	3,198
Gross unrealized holding losses	(119,576)	(124,692)

Fair value	$9,451,835	$15,348,349

        There were no sales of marketable debt securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2005, 2004 or 2003. The fair value and amortized cost of marketable debt securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2005
	Fair Value	Amortized Cost
Due after three months through one year	$7,324,153	$7,392,814
Due after one year through five years	2,127,682	2,177,457

	$9,451,835	$9,570,271

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale:
Obligations of US
government agencies	$(7,364)	$1,869,241	$(112,212)	$7,582,594	$(119,576)	$9,451,835

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

(4)      Property and Equipment

        At December 31, 2005 and 2004, property and equipment consisted of the following:

	2005	2004
Furniture and equipment	$2,116,480	$2,131,940
Computer equipment and software	10,317,841	9,292,576
Building	8,624,019	8,624,019
Land	425,000	425,000

	21,483,340	20,473,535
Less accumulated depreciation and amortization	9,592,531	8,118,079

Net property and equipment	$11,890,809	$12,355,456

(5)      Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following at December 31, 2005 and 2004 :

	2005	2004
Nonamortizing intangible assets:
Goodwill, net	$11,483,401	$8,293,346

Trade name	1,190,559	1,190,559
Amortizing intangible assets, gross:
Customer related intangibles	2,433,465	1,053,573

Total other intangible assets, gross	3,624,024	2,244,132
Less accumulated amortization	580,037	411,243

Other intangible assets, net	$3,043,987	$1,832,889

        The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2005 and 2004:

Balance as of January 1, 2004	$8,002,089
Foreign currency translation	291,257

Balance as of December 31, 2004	8,293,346
GHS acquisition	2,788,639
Smaller World acquisition earn-out	348,199
Foreign currency translation	53,217

Balance as of December 31, 2005	$11,483,401

        The change in the carrying amount of goodwill and customer related intangibles for the year ended December 31, 2005, includes the impact of foreign currency translation. Customer related intangibles consist of customer relationships and surveys which are being amortized over their estimated useful lives of five to fifteen years. Aggregate amortization expense for customer relationships/surveys for the year ended December 31, 2005, was $163,000. Estimated amortization expense for the next five years is: 2006 — $270,000; 2007 — $261,000; 2008 — $217,000; 2008 — $217,000; 2010 — $217,000.

(6)      Income Taxes

        Income tax expense consisted of the following components:

	Current	Deferred	Total
2005:
Federal	$2,231,717	$238,868	$2,470,585
Foreign	286,573	(18,894)	267,679
State	494,669	45,437	540,106

Total	$3,012,959	$265,411	$3,278,370

2004:
Federal	$1,752,454	$544,396	$2,296,850
Foreign	43,471	(14,612)	28,859
State	317,188	89,325	406,513

Total	$2,113,113	$619,109	$2,732,222

2003:
Federal	$1,770,983	$393,761	$2,164,744
Foreign	181,968	15,607	197,575
State	158,408	10,817	169,225

Total	$2,111,359	$420,185	$2,531,544

        The difference between the Company’s income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income is as follows:

	2005	2004	2003
Expected federal income taxes	$2,894,917	$2,476,171	$2,351,372
Foreign tax rate differential	30,674	1,846	32,366
State income taxes, net of federal benefit and credits	356,470	268,299	111,689
Tax credits and incentives	(34,980)	--	(7,200)
Other	31,289	(14,094)	43,317

Total	$3,278,370	$2,732,222	$2,531,544

        Deferred tax assets and liabilities at December 31, 2005 and 2004, were comprised of the following:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$40,241	$39,205
Accrued expenses	118,741	189,544
Stock based compensation	89,615	58,464
Investments available-for-sale	46,782	45,560

Gross deferred tax assets	295,379	332,773
Deferred tax liabilities:
Prepaid expenses	122,440	96,761
Basis in property and equipment	1,234,664	1,302,891
Intangible assets	734,409	465,066

Gross deferred tax liabilities	2,091,513	1,864,718

Net deferred tax liabilities	$(1,796,134)	$1,531,945)

        The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

        The undistributed earnings of the Company’s foreign subsidiary of approximately $884,000 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

(7)      Note Payable

        Note payable consists of the following:

	2005	2004
Note payable to US Bank, interest varies with the prime rate, no scheduled principal payments, final payment of interest
and principal due October 31, 2010, secured by land and
building	$1,471,283	$4,900,854
Less current portion	1,471,283	155,728

Note payable, net of current portion	$--	$4,745,126

        This note payable had an option to pay down principal and reprice to a variable interest rate on October 31, 2005. The Company exercised this option and is making interest only payments and periodic payments of principal. The interest rate fluctuates with the prime rate, and was 6.75% at December 31, 2005. The Company intends to pay off the loan in the next 12 months and therefore, has classified the loan as a current liability. The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2005, are: 2006 — $1,471,283; 2007 — $0; 2008 — $0; 2009 — $0; and 2010 — $0.

(8)      Stock Option Plans

        In October 1997, the Board of Directors adopted and the Company’s shareholders approved the National Research Corporation Director Stock Plan (the “Director Plan”). As amended in December 1997, the Director Plan provides for formula grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 1,000 shares of the Company’s common stock. Option exercise prices equal the fair market value of the Company’s common stock on the date of grant. Options vest one year following the date of grant and may be exercisable for a period of up to 10 years following the date of grant. Options to purchase 3,000 shares of the Company’s common stock were each granted in 2004 and 2003. At December 31, 2005, there were no shares available for issuance under this plan as it was terminated upon the approval of the National Research Corporation 2004 Directors Plan.

        In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms are generally five years. At December 31, 2005, there were 106,183 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 493,817 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

        In May 2004, the Board of Directors adopted, and on May 5, 2005, the Company’s shareholders approved the National Research Corporation 2004 Director Plan (the “2004 Director Plan”). The 2004 Director Plan provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. In May 2004, each such director was granted an option to purchase 11,000 shares of the Company’s common stock. On the date of each subsequent Annual Meeting of Shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 12,000 shares of the Company’s common stock. Options vest one year following the date of grant and may be exercisable for a period of up to ten years following the date of grant, or three years in the case of termination of the outside director. At December 31, 2005, there were 169,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 81,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

        In February 2006, the Board of Directors adopted, subject to the approval of the Company’s shareholders at the May 2006 Annual Meeting of Shareholders, the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and/or performance shares with respect to up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant, and option terms are generally five to ten years. Options vest one to five years following the date of grant and may be exercisable for a period of up to ten years following the date of grant.

        Options to purchase shares of common stock have been granted in 2005, 2004 and 2003, with exercise prices equal to the fair value of the common stock on the date of grant. Accordingly, no compensation expense was recorded for these grants.

        During 2005, 2004 and 2003, the Company granted 27,728, 2,483 and 39,147 restricted shares, respectively, of common stock under the 2001 Equity Incentive Plan. The market value of these shares was recorded in unearned compensation, which is reflected in the accompanying consolidated balance sheet as a component of accumulated other comprehensive income. The applicable compensation expense will be recognized by the Company over the vesting periods of the restricted stock which is generally one to five years. The Company recognized $112,221, $115,339 and $42,222 of non-cash compensation for the years ended December 31, 2005, 2004 and 2003, respectively, related to this restricted stock.

        The weighted average fair value of options granted in 2005, 2004 and 2003, was $4.97, $6.17 and $4.21, respectively. Pro forma net income displayed in Note 1 reflects the allocation of compensation cost for stock option grants using the fair value method. Compensation cost is allocated between periods based upon the vesting period of the options. Therefore, the full impact of calculating compensation cost using the fair value method is not reflected in pro forma net income amounts displayed in Note 1, because compensation cost is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options for 2005, 2004 and 2003, was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Expected dividend yield at date of grant	2.07%	0	0
Expected stock price volatility	38.40%	40.20%	42.20%
Risk-free interest rate	3.88%	2.99%	3.03%
Expected life of options (in years)	2.5 to 7.00	3.75 to 5.00	2.50 to 5.00

        The following information relates to options to purchase common stock:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price ($)	Number of Options	Weighted Average Exercise Price ($)	Number of Options	Weighted Average Exercise Price ($)
Outstanding at beginning
of year	384,775	$12.24	302,925	$ 9.03	159,518	$ 5.36
Granted	130,688	14.96	172,235	16.10	205,915	10.98
Exercised	(30,873)	8.36	(57,857)	5.76	(40,062)	5.59
Canceled / expired	(19,521)	10.40	(32,528)	14.33	(22,446)	8.39

Outstanding at end of
year	465,069	13.17	384,775	12.24	302,925	9.03

Exercisable at end of
year	95,039	5.43	78,817	7.27	82,802	5.14

        The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.19 to $6.00	25,502	1.08 years	$ 4.86
$ 6.01 to $10.00	20,019	3.10 years	7.98
$10.01 to $14.00	161,705	6.78 years	11.22
$14.01 to $17.00	257,843	6.39 years	15.62
$ 2.19 to $17.00	465,069	6.09 years	13.17

(9)      Leases

        The Company leases printing equipment and services in the United States and office space in Canada. The Company has recorded rent expense of $277,000, $233,000 and $217,000 in 2005, 2004 and 2003, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2005 are: 2006 — $263,000; 2007 — $261,000; 2008 — $252,000; 2009 — $178,000 and 2010 — $0.

(10)      Related Party

        A Board member of the Company also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects, which as of December 31, 2005, have not yet commenced. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Picker Institute International Symposiums. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each symposium, which amounted to approximately $15,000 in 2005, 2004 and 2003. In addition, the Company is a party to an agreement with the Picker Institute under which the Company markets certain products under the Picker Institute Symposium Educational Products name which was terminated in 2005. Under this agreement, the Picker Institute receives a portion of the net receipts from the sales of such products, which amounted to approximately $2,000 in 2005 and $12,000 in each of 2004 and 2003.

(11)      Associate Benefits

        The Company sponsors a qualified defined contribution profit sharing plan covering substantially all associates with no eligibility service requirement. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. No contributions were made by the Company in 2005, 2004 or 2003.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting or financial disclosure required to be reported pursuant to this item.

Item 9A.      Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2005.

        There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      Other Information

        The Company has no other information to report pursuant to this item.

PART III

Item 10.      Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

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

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2005.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders (1)	465,069	$13.17	275,183
Equity compensation plans
not approved by security
holders	--	--	--

Total	465,069	$13.17	275,183

(1)	Includes the Company’s 2004 Director Plan, 2001 Equity Incentive Plan and Director Plan.

(2)	As of December 31, 2005, the Company had authority to award up to 148,831 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 106,183 as of December 31, 2005.

Item 13.      Certain Relationships and Related Transactions

        The information required by this Item is included under the caption “Miscellaneous-Certain Transactions” in the Proxy Statement and is hereby incorporated by reference.

Item 14.      Principal Accountant Fees and Services

        The information required by this Item is included under the caption “Miscellaneous-Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART IV

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2006.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	Chief Executive Officer and Director (Principal	March 29, 2006
Michael D. Hays	Executive Officer)
/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 29, 2006
Patrick E. Beans	Financial Officer and Director (Principal Financial
and Accounting Officer)
/s/ JoAnn M. Martin	Director	March 29, 2006
JoAnn M. Martin
/s/ John N. Nunnelly	Director	March 29, 2006
John N. Nunnelly
/s/ Paul C. Schorr III	Director	March 29, 2006
Paul C. Schorr III
/s/ Gail L. Warden	Director	March 29, 2006
Gail L. Warden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2003	$67,320	$127,848	$117,168	$78,000
Year Ended December 31, 2004	$78,000	$26,491	$3,965	$100,526
Year Ended December 31, 2005	$100,526	$2,657	$--	$103,183

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.2 to National Research Corporation’s Current Report on Form 8-K dated March 15, 2006 (File No. 0-29466)]

(10.1)*	National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)*	National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)*	National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)*	National Research Corporation 2004 Director Stock Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 4, 2005 (File No. 0-29466)]

(10.5)	Asset Purchase Agreement, dated as of September 16, 2005, among National Research Corporation, Geriatric Health Systems, LLC, Health Services Benefit Administrators, Inc. and Peter Yedidia [Incorporated by reference to Exhibit 2.1 to National Research Corporation’s current Report of Form 8-K dated September 16, 2005 (File No. 0-29466)]

(10.6)+	Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(10.7)*	Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.8)*	Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*	Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

Exhibit Number	Exhibit Description

(10.10)	Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.11)*	Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.12)*	Restricted Stock Incentive Plan for Joseph W. Carmichael, as amended and restated, under the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 3, 2006 (File No. 0-29466)]

(10.13)*	Director’s Compensation summary [Incorporated by reference to Exhibit (10.11) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-29466)]

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2004 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2004; except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.