Form 10-K/A
period 2005-12-31
NATIONAL RESEARCH CORP
filed 2006-04-03
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO

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

        The undersigned Registrant hereby amends and restates Item 5 of its Annual Report on Form 10-K for the year ended December 31, 2005 to provide in its entirety as follows:

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ National Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2004 through December 31, 2005:

2005 Quarter Ended:	High	Low	Dividends Declared Per Common Share
March 31	$17.02	$14.59	--
June 30	$17.50	$15.54	--
September 30	$17.30	$14.51	--
December 31	$16.52	$14.50	--

2004 Quarter Ended:	High	Low	Dividends Declared Per Common Share
March 31	$15.65	$13.44	$.08
June 30	$16.15	$12.36	$.08
September 30	$17.68	$14.35	$.08
December 31	$17.79	$15.50	$.08

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2006.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002