Form 10-Q
period 2006-03-31
NATIONAL RESEARCH CORP
filed 2006-05-15
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-29466

National Research Corporation
(Exact name of Registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 “Q” Street, Lincoln Nebraska 68508
(Address of principal executive offices) (Zip Code)
(402) 475-2525
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer [_]     Accelerated filer [_]     Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes [_] No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of May 5, 2006: 6,894,292 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2006

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13-15
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	15
	Item 4.	Controls and Procedures	15
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	16
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	16
	Item 6.	Exhibits	16
	Signatures		17
	Exhibit Index		18

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,030,900	$843,959
Investments in marketable debt securities	8,692,200	9,451,835
Trade accounts receivable, less allowance for doubtful
accounts of $55,786 and $103,183 in 2006 and 2005, respectively	5,730,119	5,494,689
Unbilled revenues	1,541,617	1,182,657
Prepaid expenses and other	764,506	934,699
Recoverable income taxes	--	183,970
Deferred income taxes	110,582	125,771

Total current assets	17,869,924	18,217,580
Property and equipment, net of accumulated depreciation of $9,996,582 and
$9,592,531 in 2006 and 2005, respectively	11,860,054	11,890,809
Goodwill, net	11,480,609	11,483,401
Other intangible assets, net	2,975,916	3,043,987
Other	35,689	39,575

Total assets	$44,222,192	$44,675,352

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$200,000	$1,471,283
Accounts payable	774,067	1,065,717
Accrued wages, bonuses and profit sharing	1,230,104	1,248,001
Accrued expenses	471,687	940,634
Income taxes payable	208,434	--
Billings in excess of revenues earned	5,629,595	5,434,321

Total current liabilities	8,513,887	10,159,956
Deferred income taxes	1,858,042	1,921,905
Total liabilities	10,371,929	12,081,861
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,786,576 in 2006 and 7,740,571 in 2005 and outstanding
6,891,576 in 2006 and 6,845,571 in 2005	7,787	7,741
Additional paid-in capital	20,328,035	20,046,027
Retained earnings	23,889,512	23,360,297
Unearned compensation	--	(432,631)
Accumulated other comprehensive income, net of taxes	313,241	300,369
Treasury stock, at cost; 895,000 and 895,000 shares in 2006 and
2005, respectively	(10,688,312)	(10,688,312)

Total shareholders’ equity	33,850,263	32,593,491

Total liabilities and shareholders’ equity	$44,222,192	$44,675,352

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues	$9,476,383	$6,596,614
Operating expenses:
Direct expenses	4,100,033	2,749,556
Selling, general and administrative	3,006,027	2,185,199
Depreciation and amortization	470,174	423,986

Total operating expenses	7,576,234	5,358,741

Operating income	1,900,149	1,237,873
Other income (expense):
Interest income	82,091	109,227
Interest expense	(9,721)	(100,811)
Other, net	(14,499)	(4,903)

Total other income	57,871	3,513

Income before income taxes	1,958,020	1,241,386
Provision for income taxes	741,098	493,286

Net income	1,216,922	748,100

Net income per share - basic and diluted	$.18	$.10

Weighted average shares and share equivalents
outstanding - basic	6,819,100	7,149,587

Weighted average shares and share equivalents
outstanding - diluted	6,918,099	7,202,461

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,216,922	$748,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	470,174	423,986
Deferred income taxes	(61,360)	107,883
Tax benefit from exercise of stock options	--	36,949
Non-cash stock compensation expense	215,339	33,873
Net changes in assets and liabilities:
Trade accounts receivable	(236,344)	(255,950)
Unbilled revenues	(359,426)	265,142
Prepaid expenses and other	176,102	(40,991)
Accounts payable	(291,474)	224,959
Accrued expenses, wages, bonuses and profit sharing	(486,709)	230,353
Income taxes recoverable and payable	392,392	295,299
Billings in excess of revenues earned	195,847	361,734

Net cash provided by operating activities	1,231,463	2,431,337

Cash flows from investing activities:
Purchases of property and equipment	(373,880)	(221,155)
Purchases of securities available-for-sale	(1,349,676)	(962,904)
Proceeds from the maturities of securities available-for-sale	2,138,158	1,238,803

Net cash provided by investing activities	414,602	54,744

Cash flows from financing activities:
Payments on notes payable	(1,271,283)	(39,259)
Proceeds from exercise of stock options	332,723	95,276
Purchases of treasury stock	--	(294,284)
Tax benefit from exercise of stock options	166,623	--
Payment of dividends on common stock	(687,707)	(575,420)

Net cash used in financing activities	(1,459,644)	(813,687)

Effect of exchange rate changes on cash	520	5,482

Increase in cash and cash equivalents	186,941	1,677,876
Cash and cash equivalents at beginning of period	843,959	3,647,693

Cash and cash equivalents at end of period	$1,030,900	$5,325,569

Supplemental disclosure of cash paid for:
Interest expense	$9,721	$100,811
Income taxes	$246,752	$53,246

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The consolidated balance sheet of the Company at December 31, 2005, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission in March 2006.

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

The functional currency of the Company’s foreign subsidiary is the subsidiary’s local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the income statement.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Other than its net income, the Company’s other sources of accumulated other comprehensive income are unrealized gains or losses on marketable debt securities and foreign currency translation adjustments.

Accumulated other comprehensive income consists of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Unrealized loss on marketable securities	$(89,589)	$(118,436)
Related tax benefit	34,044	46,782

Net loss on marketable securities	(55,545)	(71,654)
Foreign currency translation adjustment	368,786	372,023

Accumulated other comprehensive income	$313,241	$300,369

3.	ACQUISITIONS

On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (GHS), based in California. GHS is a healthcare survey research and analytics firm specializing in measuring health status, health risk and member satisfaction for health plans in the United States. The results of GHS operations have been included in the Company’s consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company has expanded into the commercial health plan market. The purchase price was $4.0 million in cash, plus the assumption of certain liabilities. The Company paid $3.5 million in cash to the seller at closing and $500,000 into an escrow account. The escrow account will be released nine months from the acquisition date pending any unresolved claims. The Company estimates its direct acquisition costs to be $111,000.

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

Of the $4,159,639 of acquired intangible assets, $1,073,000 was assigned to customer relationships and $298,000 was assigned to surveys. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $2,788,639 of goodwill. The amortization of customer relationships, surveys and goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information for the Company has been prepared as if this acquisition had occurred on January 1, 2005. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.

	Three months ended March 31,
	2006	2005
	(dollars in thousands, except per share amounts)
Revenues	$9,476	$7,236
Net income	$1,217	$856
Net income per share - basic	$0.18	$0.12
Net income per share - diluted	$0.18	$0.12

4.	SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) under the modified version of the prospective transition method. Under the modified prospective transition method, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards in accordance with SFAS No. 123R. There was no cumulative effect of initially adopting SFAS No. 123R.

The Company recognized $215,000 of compensation expense and $83,000 of corresponding tax benefits under SFAS No. 123R related to all share-based awards for the three month period ended March 31, 2006. No share-based compensation costs were capitalized for the three month period ended March 31, 2006.

The share-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At March 31, 2006, there were 42,727 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 557,273 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and may be exercisable for a period of up to ten years following the date of grant, or three years in the case of termination of the outside director. At March 31, 2006, there were 169,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 81,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At March 31, 2006, no shares have been granted under the 2006 Equity Incentive Plan.

The Company granted 80,862 and 63,423 stock options during the three month periods ended March 31, 2006 and 2005, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2006	2005
Expected dividend yield at date of grant	1.86%	2.07%
Expected stock price volatility	39.00%	38.5 - 46.3%
Risk-free interest rate	4.41%	3.60 - 3.93%
Expected life of options (in years)	6.00%	3.75 -6.00

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the option at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of employees that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	465,069	$13.17
Granted	80,862	$17.25
Exercised	(38,381)	$ 8.47
Canceled / expired	(3,443)	$16.30

Outstanding at end of period	504,107	$14.16	6.79	$ 5,011,273

Exercisable at end of period	57,648	$ 4.03	4.17	$ 698,221

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $6.49 and $6.17, respectively. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005, was $429,000 and $92,000, respectively. As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, which was expected to be recognized over a weighted average period of 3.29 years. Cash received from stock options exercised for the three month periods ended March 31, 2006 and 2005, was $333,000 and $95,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $167,000 and $37,000, for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006, the Company granted 6,957 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of March 31, 2006, the Company had 53,166 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards are calculated as the fair market value of the shares on the date of grant. As a result of the adoption of SFAS No. 123R, amounts related to non-vested stock, previously included in stockholder’s equity as unearned compensation are included in additional paid-in capital as of March 31, 2006. The Company recognized $44,000 and $34,000 of non-cash compensation for the three months ended March 31, 2006 and 2005, respectively related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to employees under the 2001 Equity Incentive Plan for the three months ended March 31, 2006.

	Shares Outstanding	Weighted Average Grant Date Fair Value per Share ($)
Outstanding at beginning of period	48,686	$13.61
Granted	6,957	$17.25
Vested	(2,477)	$16.15
Forfeited	--	--

Outstanding at end of period	53,166	$13.96

The weighted-average grant date fair value of non-vested stock granted during the three months ended March 31, 2006 and 2005, was $17.25 and $16.15, respectively. As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $509,000 and is expected to be recognized over a weighted average period of 3.57 years.

In periods prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, no compensation expense was reflected in net income as all options granted had an exercise price equal to the fair value of common stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share for the three months ended March 31, 2005 if compensation expense had been recorded in net income under the fair-value-based method in accordance SFAS No. 123R.

Three months ended March 31, 2005
(in thousands, except per share amounts)
Net Income:
As reported	$ 748
Less: Total stock-based compensation expense determined under
the fair value method for all awards, net of tax	(86)

Pro forma	$ 662
Earnings per share:
Basic and diluted, as reported	$ 0.10
Basic and diluted, pro forma	$ 0.09

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Nonamortizing intangible assets
Goodwill, net	$11,480,609	$11,483,401

Trade name	1,190,559	1,190,559
Amortizing intangible assets, gross:
Customer related intangibles	2,433,080	2,433,465

Total other intangible assets, gross	3,623,639	3,624,024
Less accumulated amortization
	647,723	580,037

Other intangible assets, net	$2,975,916	$3,043,987

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

6.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2006 and 2005, respectively, -0- and 60,019 options have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	2006	2005
	(in thousands)
Weighted average shares and share equivalents - basic	6,819	7,150
Weighted average dilutive effect of options	78	41
Weighted average dilutive effect of restricted stock	21	11

Weighted average shares and share equivalents - dilutive	6,918	7,202

7.	ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, including stock options. Effective January 1, 2006, the Company adopted SFAS 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123 for either recognition or proforma disclosures. Stock-based compensation expense for the three months ended March 31, 2006 was $172,000. There was no cumulative effect of initially adopting SFAS No. 123R. As of the date of this filing, management estimates the impact of this new accounting standard to be approximately five to seven cents per share for the year ending December 31, 2006, representing expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. As of March 31, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. As of March 31, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

8.	RELATED PARTY

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects As of March 31, 2006, $116,000 had been expended by the Picker Institute and was recorded as an expense by the Company. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Picker Institute International Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. The amount of payments related to the Symposium was -0- for the periods ended March 31, 2006, and March 31, 2005.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, improvement and educational services to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement and improvement products as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, educational services and its Healthcare Market Guide.

Results of Operations

The following table sets forth for the periods indicated, selected financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenues. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Percentage of Total Revenues Three months ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Operating expenses:
Direct expenses	43.3%	41.7%
Selling, general and administrative	31.7	33.1
Depreciation and amortization	5.0	6.4

Total operating expenses:	80.0	81.2

Operating income	20.0%	18.8%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenues. Total revenues for the three month period ended March 31, 2006 increased 43.7% to $9.5 million compared to $6.6 million in the three month period ended March 31, 2005, primarily due to increases in scope of work from existing clients and the addition of new clients. In addition, the acquisition of Geriatric Health System’s health plan business generated $880,000 of revenue in the quarter ended March 31, 2006.

Direct expenses. Direct expenses increased 49.1% to $4.1 million in the three month period ended March 31, 2006 compared to $2.7 million in the same period during 2005. The change was primarily due to increases in printing and postage of $391,000, salaries and benefits of $338,000 and fieldwork and fees of $368,000, all related to servicing a larger volume of business. Direct expenses increased as a percentage of total revenues to 43.3% in the three month period ended March 31, 2006 from 41.7% during the same period of 2005. The increase in the direct expense percentage in 2006 was largely due to the mix of business during the period. During the balance of 2006, the Company expects direct expenses as a percentage of total revenues to remain within its model of 43% to 45% of total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 37.6% to $3.0 million for the three month period ended March 31, 2006 compared to $2.2 million for the same period in 2005. The change was primarily due to increases in salary and benefit expenses of $589,000 and travel expenses of $113,000. These increases are primarily attributed to the expansion of sales and marketing efforts and additional compensation expense related to the adoption of SFAS No. 123R. Selling, general, and administrative expenses decreased as a percentage of total revenues to 31.7% for the three month period ended March 31, 2006 from 33.1% for the same period in 2005. The Company expects selling, general and administrative expenses as a percentage of total revenues for 2006 to be on the upper end of the Company’s model of 23% to 25% due to the continued expansion of the sales and marketing departments.

Depreciation and amortization. Depreciation and amortization expenses increased to $470,000 for the three month period ended March 31, 2006 compared to $424,000 in the same period of 2005. Depreciation and amortization expenses as a percentage of total revenues decreased to 5.0% in the three month period ended March 31, 2006 from 6.4% in the same period of 2005. Depreciation and amortization expenses are expected to increase slightly in dollar amount, but remain at the lower end of the Company’s model of 4.5% to 6.0% of total revenues.

Provision for income taxes. The provision for income taxes totaled $741,000 (37.8% effective tax rate) for the three month period ended March 31, 2006 compared to $493,000 (39.7% effective tax rate) for the same period in 2005. The effective tax rate was lower in 2006 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s operating cash flows have been sufficient to provide funds for working capital and capital expenditures, and the Company expects that it will continue to be sufficient in the foreseeable future.

As of March 31, 2006, the Company had cash and cash equivalents of $1.0 million and working capital of $9.4 million.

During the three months ended March 31, 2006, the Company generated $1.2 million of net cash from operating activities compared to $2.4 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to a $771,000 increase in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned), a $717,000 decrease in accrued expenses, and a $516,000 decrease in accounts payable. This was partially offset by a $468,000 increase in net income in 2006 compared to 2005, a $217,000 decrease in prepaid expenses and an increase of $181,000 for share-based compensation expense under SFAS No. 123R.

Net cash provided by investing activities was $415,000 for the three months ended March 31, 2006, compared to $55,000 for the three months ended March 31, 2005. The increase in cash provided by investing activities in 2006 was primarily due to a $513,000 increase in the proceeds from the maturities of securities available-for-sale over the purchases of securities available-for-sale. This was partially offset by a $152,000 increase in purchases of property and equipment.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2006 compared to $814,000 for the three months ended March 31, 2005. The cash used in financing activities in 2006 was primarily comprised of $1.3 million of principal payments on bank debt and $688,000 of dividends paid on common stock. This was partially offset by $333,000 of proceeds from the exercise of stock options and a $166,000 tax benefit from the exercise of stock options.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of March 31, 2006 and December 31, 2005, the Company had $5.6 million and $5.4 million of deferred revenues, respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At March 31, 2006 and December 31, 2005, the Company had $1.5 million and $1.2 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues should be earned and billed within 12 months of the respective period ends.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company did not repurchase any shares under the plan during the quarter ended March 31, 2006.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2005.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred during the three months ended March 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of May 5, 2006, no shares have been repurchased under that authorization.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 12, 2006	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2006	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2006

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.