Form 10-Q
period 2006-06-30
NATIONAL RESEARCH CORP
filed 2006-08-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, $.001 par value, outstanding as of August 7, 2006: 6,901,905 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2006

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-14
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	14-17
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	18
	Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	18
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 6.	Exhibits	19
	Signatures		20
	Exhibit Index		21

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$574,737	$843,959
Investments in marketable debt securities	1,677,477	9,451,835
Trade accounts receivable, less allowance for doubtful
accounts of $56,429 and $103,183 in 2006 and 2005, respectively	6,348,390	5,494,689
Unbilled revenues	2,627,212	1,182,657
Prepaid expenses and other	1,424,859	934,699
Recoverable income taxes	95,902	183,970
Deferred income taxes	65,821	125,771

Total current assets	12,814,398	18,217,580
Property and equipment, net of accumulated depreciation of $10,407,320 and
$9,592,531 in 2006 and 2005, respectively	11,949,279	11,890,809
Goodwill, net	30,043,716	11,483,401
Other intangible assets, net	6,890,688	3,043,987
Other	48,574	39,575

Total assets	$61,746,655	$44,675,352

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,339,115	$1,471,283
Accounts payable	1,054,852	1,065,717
Accrued wages, bonuses and profit sharing	1,470,325	1,248,001
Accrued expenses	500,593	940,634
Billings in excess of revenues earned	9,367,957	5,434,321

Total current liabilities	16,732,842	10,159,956
Notes payable, net of current portion	8,360,885	--
Deferred income taxes	580,692	1,921,905

Total liabilities	26,674,419	12,081,861
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,810,068 in 2006 and 7,740,571 in 2005 and outstanding
6,912,034 in 2006 and 6,845,571 in 2005	7,810	7,741
Additional paid-in capital	20,851,254	20,046,027
Retained earnings	24,517,703	23,360,297
Unearned compensation	--	(432,631)
Accumulated other comprehensive income, net of taxes	447,514	300,369
Treasury stock, at cost; 898,034 and 895,000 shares in 2006 and
2005, respectively	(10,752,045)	(10,688,312)

Total shareholders’ equity	35,072,236	32,593,491

Total liabilities and shareholders’ equity	$61,746,655	$44,675,352

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Revenues	$10,663,436	$7,149,618	$20,139,819	$13,746,232
Operating expenses:
Direct expenses	4,979,955	3,073,059	9,079,988	5,822,615
Selling, general and administrative	3,041,664	2,089,079	6,047,691	4,274,278
Depreciation and amortization	500,434	453,725	970,608	877,711

Total operating expenses	8,522,053	5,615,863	16,098,287	10,974,604

Operating income	2,141,383	1,533,755	4,041,532	2,771,628
Other income (expense):
Interest income	55,990	129,823	138,081	239,050
Interest expense	(81,964)	(101,115)	(91,685)	(201,926)
Other, net	(9,927)	(22,863)	(24,426)	(27,766)

Total other income (expense)	(35,901)	5,845	21,970	9,358

Income before income taxes	2,105,482	1,539,600	4,063,502	2,780,986
Provision for income taxes	786,585	614,857	1,527,683	1,108,143

Net income	$1,318,897	$924,743	$2,535,819	$1,672,843

Net income per share - basic and diluted	$.19	$.13	$.37	$.23

Weighted average shares and share equivalents
outstanding - basic	6,845,360	7,122,191	6,831,537	7,135,889

Weighted average shares and share equivalents
outstanding - diluted	6,970,138	7,178,539	6,937,629	7,190,571

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$2,535,819	$1,672,843
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	970,608	877,711
Deferred income taxes	(317,190)	107,594
Tax benefit from exercise of stock options	--	60,453
Non-cash share-based compensation expense	524,263	73,302
Net changes in assets and liabilities:
Trade accounts receivable	(487,655)	(1,188,819)
Unbilled revenues	(1,409,069)	(158,257)
Prepaid expenses and other	(114,888)	(357,117)
Accounts payable	(61,601)	444,805
Accrued expenses, wages, bonuses and profit sharing	(527,291)	319,403
Income taxes recoverable and payable	87,852	391,745
Billings in excess of revenues earned	998,824	2,265,997

Net cash provided by operating activities	2,199,672	4,509,660

Cash flows from investing activities:
Purchases of property and equipment	(792,944)	(467,440)
Acquisition, net of cash acquired	(20,084,321)	--
Purchases of securities available for sale	(1,378,523)	(3,177,140)
Proceeds from the maturities of securities available for sale	9,239,336	2,963,225

Net cash used in investing activities	(13,016,452)	(681,355)

Cash flows from financing activities:
Proceeds from notes payable	12,500,000	--
Payments on notes payable	(1,271,283)	(78,214)
Proceeds from exercise of stock options	507,430	132,189
Purchases of treasury stock	(63,733)	(3,261,155)
Tax benefit from exercise of stock options	283,454	--
Payment of dividends on common stock	(1,378,413)	(1,150,305)

Net cash provided by (used in) financing activities	10,577,455	(4,357,485)

Effect of exchange rate changes on cash	(29,897)	6,793

Decrease in cash and cash equivalents	(269,222)	(522,387)
Cash and cash equivalents at beginning of period	843,959	3,647,693

Cash and cash equivalents at end of period	$574,737	$3,125,306

Supplemental disclosure of cash paid for:
Interest expense	$35,807	169,755
Income taxes	$1,479,132	$549,152

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

2.	OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income (loss), are as follows:

	Three months ended June 30		Six months ended June 30
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Net income	$1,319	$925	$2,536	$1,673
Other comprehensive income:
Unrealized gain (loss) from investments
Unrealized gains (losses)	58	54	87	--
Related tax benefit	(22)	(18)	(35)	2

Net	36	36	52	2
Foreign currency translation	99	(17)	96	(34)

Total other comprehensive income (loss)	135	19	148	(32)

Comprehensive income	$1,454	$944	$2,684	$1,641

3.	ACQUISITIONS

On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (GHS), based in California. GHS is a healthcare survey research and analytics firm specializing in measuring health status, health risk and member satisfaction for health plans in the United States. The results of GHS operations have been included in the Company’s consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company has expanded into the commercial health plan market. The purchase price was $4.0 million in cash, plus the assumption of certain liabilities. The Company paid $3.5 million in cash to the seller at closing and $500,000 into an escrow account. The escrow account was released during the quarter ended June 30, 2006. The Company has recorded direct acquisition costs of $111,000.

The Company has allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Current assets	$53,046
Property and equipment	50,000
Customer relationships	872,000
Surveys	242,000
Goodwill	3,045,639

Total acquired assets	4,262,685
Less total liabilities assumed	151,685

Net assets acquired	$4,111,000

Of the $4,159,639 of acquired intangible assets, $872,000 was assigned to customer relationships and $242,000 was assigned to surveys. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $3,045,639 of goodwill. The amortization of customer relationships, surveys and goodwill is expected to be deductible for tax purposes.

On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC operating as The Governance Institute (TGI). TGI provides the essential knowledge and solutions necessary for board members, executive management and physician leaders of hospitals and health systems to achieve excellence across a wide array of strategic issues that confront hospitals and their board of directors or trustees. TGI operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities. The Company paid $17.8 million in cash to the seller at closing and $1.95 million into an escrow account. The escrow account will be released twelve months from the acquisition date pending any unresolved claims. The Company estimates its direct acquisition costs to be $305,000.

The Company has preliminarily allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Trade accounts receivable	$354,268
Prepaid expenses and other	376,536
Property and equipment	67,573
Customer relationships	2,694,000
Trade name	1,572,000
Goodwill	18,221,635

Total acquired assets	23,286,012
Accounts payable	47,325
Accrued wages, bonuses and profit sharing	119,563
Accrued expenses	109,735
Billings in excess of costs	2,925,068

Less total liabilities assumed	3,201,691
Net assets acquired	$20,084,321

Of the $22,487,635 of acquired intangible assets, $2,694,000 was assigned to customer relationships and $1,572,000 was assigned to a trade name. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $18,221,635 of goodwill. The amortization of customer relationships, the trade name and goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information for the Company has been prepared as if the acquisitions of GHS and TGI had occurred on January 1, 2005. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.

	Three months ended June 30		Six months ended June 30
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Revenues	$11,689	$9,531	$23,181	$18,722
Net income	$1,376	$1,253	$2,925	$2,464
Net income per share - basic	$0.20	$0.18	$0.43	$0.35
Net income per share - diluted	$0.20	$0.17	$0.42	$0.34

4.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility and borrowed $9.0 million under the term note and $3.5 million under the revolving credit note in order to partially finance the acquisition of The Governance Institute. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of June 30, 2006, no payments had been made on the term note or the revolving credit note.

The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2006, the Company was in compliance with these restrictions and covenants.

5.	SHARE-BASED COMPENSATION

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

The share-based compensation plans are described below. The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. No share-based compensation costs were capitalized for the three month or six month periods ended June 30, 2006. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands)	(in thousands)
Amounts charged against income,
before income tax benefit	$309	$524
Amount of related income tax benefit	121	204

Total net income impact	$188	$320

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At June 30, 2006, there were 10,746 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 589,254 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and may be exercisable for a period of up to ten years following the date of grant, or three years in the case of termination of the outside director. At June 30, 2006, there were 121,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 129,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At June 30, 2006, no shares have been granted under the 2006 Equity Incentive Plan.

The Company granted options to purchase 48,000 and 55,403 shares of the Company’s common stock during the three month periods ended June 30, 2006 and 2005, respectively, and 128,862 and 118,826 shares of the Company’s common stock during the six month periods ended June 30, 2006 and 2005, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Six months ended June 30
	2006	2005
Expected dividend yield at date of grant	1.77 - 1.86%	2.07 - 2.25%
Expected stock price volatility	25.0 - 39.9%	38.6 - 46.3%
Risk-free interest rate	4.41 - 4.90%	3.60 - 4.17%
Expected life of options (in years)	4.00 - 6.00	3.75- 6.00

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of employees that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2006.

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	465,069	$13.17
Granted	128,862	$19.25
Exercised	(59,695)	$ 8.36
Canceled/expired	(8,486)	$15.71

Outstanding at end of period	525,750	$15.16	7.09	$ 4,252,524

Exercisable at end of period	110,256	$14.64	7.24	$ 948,867

The weighted average grant date fair value of stock options granted during the six month periods ended June 30, 2006 and 2005, was $6.02 and $4.96, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005, was $728,000 and $151,000, respectively. As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million, which was expected to be recognized over a weighted average period of 2.79 years. Cash received from stock options exercised for the six month periods ended June 30, 2006 and 2005, was $502,000 and $170,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $283,000 and $60,000, for the six month periods ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006, the Company granted 9,135 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of June 30, 2006, the Company had 52,951 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. As a result of the adoption of SFAS No. 123R, amounts related to non-vested stock, previously included in stockholder’s equity as unearned compensation are included in additional paid-in capital as of June 30, 2006. The Company recognized $95,081 and $73,302 of non-cash compensation for the six months ended June 30, 2006 and 2005, respectively related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to employees under the 2001 Equity Incentive Plan for the six months ended June 30, 2006.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share ($)
Outstanding at beginning of period	48,686	$13.61
Granted	9,135	$18.61
Vested	(4,870)	$15.06
Forfeited	--	--

Outstanding at end of period	52,951	$14.34

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $508,000 and is expected to be recognized over a weighted average period of 2.79 years.

In periods prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, no compensation expense was reflected in net income as all options granted had an exercise price equal to the fair value of common stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share for the three months ended June 30, 2005 and the six months ended June 30, 2005 if compensation expense had been recorded in net income under the fair-value-based method in accordance SFAS No. 123R.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net Income:
As reported	$925	$1,673
Less: Total share-based compensation expense
determined under the fair value method for
all awards, net of tax	(84)	(151)

Pro forma	$841	$1,522

Earnings per share:
Basic and diluted, as reported	$0.13	$0.23
Basic and diluted, pro forma	$0.12	$0.21

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at June 30, 2006, and December 31, 2005:

	2006	2005
Nonamortizing intangible assets:
Goodwill, net	$30,043,716	$11,483,401

Trade name	1,190,559	1,190,559
Amortizing intangible assets, gross:
Customer related intangibles	4,881,732	2,433,465
Trade name	1,572,000	--

Total other intangible assets, gross	7,644,291	3,624,024
Less accumulated amortization	580,037	753,603

Other intangible assets, net	$6,890,688	$3,043,987

The following represents a summary of changes in the Company’s carrying amount of net goodwill for the six months ended June 30, 2006:

Balance as of January 1, 2006	$11,483,401
Additions - acquisition of TGI	18,221,635
Additions - acquisition of GHS	257,000
Foreign currency translation	81,680

Balance as of June 30, 2006	$30,043,716

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

7.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2006 and 2005, respectively, options to purchase 48,000 and 209,249 shares of common stock have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Weighted average shares and share equivalents
- basic	6,845	7,122	6,832	7,136
Weighted average dilutive effect of options	105	43	86	42
Weighted average dilutive effect of restricted stock	20	14	20	13

Weighted average shares and share equivalents
- dilutive	6,970	7,179	6,938	7,191

8.	ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, including stock options. Effective January 1, 2006, the Company adopted SFAS 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Share-based compensation expense for the six months ended June 30, 2006 was $524,000. There was no cumulative effect of initially adopting SFAS No. 123R. As of the date of this filing, management estimates the impact of this new accounting standard to be approximately eight to ten cents per share for the year ending December 31, 2006, representing expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. As of June 30, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. As of June 30, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. The Company will evaluate the effect, if any, the adoption of FIN 48 will have on its financial statements.

9.	RELATED PARTY

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. As of June 30, 2006 and 2005, $189,000 and -0- had been expended by the Picker Institute and was recorded as an expense by the Company. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Picker Institute International Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. The amount of payments related to the Symposium was -0- for the periods ended June 30, 2006, and June 30, 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	46.7	43.0	45.1	42.4
Selling, general and administrative	28.5	29.2	30.0	31.1
Depreciation and amortization	4.7	6.3	4.8	6.4

Total operating expenses	79.9	78.5	79.9	79.9

Operating income	20.1%	21.5%	20.1%	20.1%

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Total revenues. Total revenues for the three month period ended June 30, 2006 increased 49.1% to $10.7 million compared to $7.1 million in the three month period ended June 30, 2005. This was due to increases in scope of work from existing clients and the addition of new clients, including the acquisitions of GHSs health plan business and TGI, which generated $2.1 million and $417,000 of revenue, respectively, in the quarter ended June 30, 2006.

Direct expenses. Direct expenses increased 62.1% to $5.0 million in the three month period ended June 30, 2006 compared to $3.1 million in the same period during 2005. The change in direct expenses in the 2006 period was primarily due to servicing the 49.1% increase in revenue and the completion of various health plan projects which were performed during the quarter and which have higher direct expenses than the balance of the Company’s business. Volume related increases in direct expenses included fieldwork and fees of $421,000, printing and postage of $639,000, and labor and benefits of $629,000. Direct expenses increased as a percentage of total revenues to 46.7% in the three month period ended June 30, 2006 from 43.0% during the same period in 2005, primarily due to the completion of the projects noted above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 45.6% to $3.0 million for the three month period ended June 30, 2006 compared to $2.1 million for the same period in 2005. The change was primarily due to increases in salary and benefit expenses of $584,000 and travel expenses of $199,000. These increases are primarily attributed to the expansion of sales and marketing efforts and additional compensation expense related to the adoption of SFAS No. 123R. Selling, general, and administrative expenses decreased as a percentage of total revenues to 28.5% in the three month period ended June 30, 2006 from 29.2% during the same period in 2005.

Depreciation and amortization. Depreciation and amortization expenses increased to $500,000 for the three month period ended June 30, 2006 compared to $454,000 for the same period in 2005. This increase was primarily due to amortization of intangibles associated with acquisitions. Depreciation and amortization expenses as a percentage of total revenues decreased to 4.7% in the three month period ended June 30, 2006, from 6.3% in the same period of 2005.

Provision for income taxes. The provision for income taxes totaled $787,000 (37.4% effective tax rate) for the three month period ended June 30, 2006 compared to $615,000 (39.9% effective tax rate) for the same period in 2005. The effective tax rate was higher in 2005 due to differences in state income taxes.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Total revenues. Total revenues for the six month period ended June 30, 2006 increased 46.5% to $20.1 million compared to $13.7 million in the six month period ended June 30, 2005. This was due to increases in scope of work from existing clients and the addition of new clients, including the acquisitions of GHSs health plan business and TGI, which generated $3.0 million and $417,000 of revenue, respectively, in the six month period ended June 30, 2006.

Direct expenses. Direct expenses increased 55.9% to $9.1 million in the six month period ended June 30, 2006 compared to $5.8 million in the same period during 2005. The change in direct expenses in the 2006 period was primarily due to servicing the 46.5% increase in revenue. The change in direct expenses included increases in printing and postage of $1.0 million, fieldwork and other product costs of $789,000, and salaries and benefits of $1.1 million. Direct expenses increased as a percentage of total revenues to 45.1% in the six month period ended June 30, 2006, from 42.4% during the same period of 2005. The increase in the direct expense percentage in 2006 was largely due to the mix of business during the period, including certain health plans projects which have higher direct expenses than the balance of the Company’s business. During the remainder of 2006, the Company expects direct expenses as a percentage of total revenues to remain within its model of 43% to 45% of total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 41.5% to $6.0 million for the six month period ended June 30, 2006 compared to $4.3 million for the same period in 2005. The change was primarily due to increases in salary and benefit expenses of $1.2 million and travel expenses of $312,000. These increases are primarily attributed to the expansion of sales and marketing efforts and additional compensation expense related to the adoption of SFAS No. 123R. Selling, general, and administrative expenses decreased as a percentage of total revenues to 30.0% for the six month period ended June 30, 2006, from 31.1% for the same period in 2005. This is primarily due to leveraging the sales expansion costs over greater revenues. The Company expects selling, general and administrative expenses as a percentage of total revenues for 2006 to be on the upper end of the Company’s model of 23% to 25% due to the continued sales expansion and the adoption of SFAS No. 123R.

Depreciation and amortization. Depreciation and amortization expenses increased to $971,000 for the six month period ended June 30, 2006 compared to $878,000 for the same period in 2005. This increase was primarily due to amortization of intangible assets acquired in acquisitions. Depreciation and amortization expenses as a percentage of total revenues decreased to 4.8% in the six month period ended June 30, 2006 from 6.4% in the same period of 2005. Depreciation and amortization expenses are expected to increase in dollar amount, but remain within the Company’s model of 4.5% to 6.0% as a percentage of total revenues for 2006.

Provision for income taxes. The provision for income taxes totaled $1.5 million (37.6% effective tax rate) for the six month period ended June 30, 2006 compared to $1.1 million (39.8% effective tax rate) for the same period in 2005. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s operating cash flows have been sufficient to provide funds for working capital and capital expenditures, and the Company expects that it will continue to be sufficient in the foreseeable future.

As of June 30, 2006, the Company had cash and cash equivalents of $2.3 million and working capital of $3.9 million.

During the six months ended June 30, 2006, the Company generated $2.2 million of net cash from operating activities compared to $4.5 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to a $1.8 million increase in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned), a $424,000 decrease in deferred taxes, a $506,000 decrease in accounts payable, an $847,000 decrease in accrued expenses, wages, and bonuses, and a $304,000 decrease in income taxes payable. This was partially offset by an $863,000 increase in net income in 2006 compared to 2005, a $242,000 decrease in prepaid expenses and an increase of $451,000 for non-cash share-based compensation expense under SFAS No. 123R.

Net cash used in investing activities was $13.0 million for the six months ended June 30, 2006 compared to $681,000 for the six months ended June 30, 2005. The increase in cash used in investing activities in 2006 was primarily due to $20.1 million used for the purchase of substantially all the assets of TGI and a $326,000 increase in property and equipment purchases during the period. This increase was partially offset by an $8.1 million increase in the proceeds from the maturities of securities available for sale over the purchases of securities available for sale.

Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2006, compared to cash used in financing activities of $4.4 million for the six months ended June 30, 2005. The cash provided by financing activities in 2006 was primarily comprised of $12.5 million of proceeds from notes payable used to partially fund the acquisition of TGI, a $3.2 million decrease in purchases of treasury stock, a $375,000 increase in proceeds from the exercise of stock options and a $283,000 increase in the tax benefits on exercise of stock options. This was partially offset by $1.3 million of principal payments on bank debt and a $228,000 increase in dividends paid on common stock.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of June 30, 2006 and December 31, 2005, the Company had $9.4 million and $5.4 million of deferred revenues, respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At June 30, 2006 and December 31, 2005, the Company had $2.6 million and $1.2 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues should be earned and billed within 12 months of the respective period ends.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of August 4, 2006, 23,034 shares have been repurchased under that authorization.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2005.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred since December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2006	--	$ --	--	750,000
May 1 - May 31, 2006	1,834	$ 19.83	1,834	748,166
June 1 - June 30, 2006	1,200	$ 22.80	1,200	746,966

(a)	In February 2006, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 4, 2006. At such meeting, Michael D. Hays and John N. Nunnelly were reelected as directors of the Company for terms to expire at the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified pursuant to the following votes: Michael D. Hays – 6,794,642 shares voted for, 1,945 shares withholding authority, no abstentions and no broker non-votes, and John N. Nunnelly – 6,794,642 shares voted for, 1,945 withholding authority, no abstentions and no broker non-votes. Joseph W. Carmichael was elected as a director of the Company for a term to expire at the 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified pursuant to the following votes: Joseph W. Carmichael – 6,794,642 shares voted for, 1,945 shares withholding authority, no abstentions and no broker non-votes. Also at this meeting, the National Research Corporation 2006 Equity Incentive Plan was approved pursuant to the following vote: 5,405,524 shares voted for, 56,032 shares voted against, 900 shares abstained from voting and 1,334,131 broker non-votes. The other directors of the Company whose terms of office continued after the 2006 Annual Meeting of Shareholders are Patrick E. Beans and Gail L. Warden whose terms expire at the 2007 meeting, and JoAnn M. Martin and Paul C. Schorr III whose terms expire at the 2008 meeting.

ITEM 6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 14, 2006	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2006	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2006

Exhibit

(2.1)	Asset Purchase Agreement, dated as of May 30, 2006, by and among TGI Group, LLC, National Research Corporation, Housatonic Equity Partners SBIC, L.P. and Gordon Clark [incorporated by reference to Exhibit 2.1 to National Research Corporation’s Current Report on Form 8-K dated May 26, 2006 (File No. 0-29466)]

(4.1)	Revolving Credit Agreement, dated as of May 26, 2006, between National Research Corporation and U.S. Bank National Association [incorporated by reference to Exhibit 4.1 to National Research Corporation’s Current Report on Form 8-K dated May 26, 2006 (File No. 0-29466)]

(4.2)	Revolving Credit Note, dated as of May 26, 2006, from National Research Corporation to U.S. Bank National Association [incorporated by reference to Exhibit 4.2 to National Research Corporation’s Current Report on Form 8-K dated May 26, 2006 (File No. 0-29466)]

(4.3)	Installment or Single Payment Note, dated as of May 26, 2006, from National Research Corporation to U.S. Bank National Association [incorporated by reference to Exhibit 4.3 to National Research Corporation’s Current Report on Form 8-K dated May 26, 2006 (File No. 0-29466)]

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.