Form 10-Q/A
period 2006-06-30
NATIONAL RESEARCH CORP
filed 2006-08-16
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission on August 14, 2006. Amendment No. 1 is being filed to correct the balance of the Registrant’s long-term liability for deferred income taxes as of June 30, 2006 and of the Registrant’s accumulated amortization of other intangible assets as of June 30, 2006 and December 31, 2005, which were improperly reported in the original filing.

NATIONAL RESEARCH CORPORATION

FORM 10-Q/A INDEX

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$574,737	$843,959
Investments in marketable debt securities	1,677,477	9,451,835
Trade accounts receivable, less allowance for doubtful
accounts of $56,429 and $103,183 in 2006 and 2005, respectively	6,348,390	5,494,689
Unbilled revenues	2,627,212	1,182,657
Prepaid expenses and other	1,424,859	934,699
Recoverable income taxes	95,902	183,970
Deferred income taxes	65,821	125,771

Total current assets	12,814,398	18,217,580
Property and equipment, net of accumulated depreciation of $10,407,320 and
$9,592,531 in 2006 and 2005, respectively	11,949,279	11,890,809
Goodwill, net	30,043,716	11,483,401
Other intangible assets, net	6,890,688	3,043,987
Other	48,574	39,575

Total assets	$61,746,655	$44,675,352

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,339,115	$1,471,283
Accounts payable	1,054,852	1,065,717
Accrued wages, bonuses and profit sharing	1,470,325	1,248,001
Accrued expenses	500,593	940,634
Billings in excess of revenues earned	9,367,957	5,434,321

Total current liabilities	16,732,842	10,159,956
Notes payable, net of current portion	8,360,885	--
Deferred income taxes	1,580,692	1,921,905

Total liabilities	26,674,419	12,081,861
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,810,068 in 2006 and 7,740,571 in 2005 and outstanding
6,912,034 in 2006 and 6,845,571 in 2005	7,810	7,741
Additional paid-in capital	20,851,254	20,046,027
Retained earnings	24,517,703	23,360,297
Unearned compensation	--	(432,631)
Accumulated other comprehensive income, net of taxes	447,514	300,369
Treasury stock, at cost; 898,034 and 895,000 shares in 2006 and
2005, respectively	(10,752,045)	(10,688,312)

Total shareholders’ equity	35,072,236	32,593,491

Total liabilities and shareholders’ equity	$61,746,655	$44,675,352

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$2,535,819	$1,672,843
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	970,608	877,711
Deferred income taxes	(317,190)	107,594
Tax benefit from exercise of stock options	--	60,453
Non-cash share-based compensation expense	524,263	73,302
Net changes in assets and liabilities:
Trade accounts receivable	(487,655)	(1,188,819)
Unbilled revenues	(1,409,069)	(158,257)
Prepaid expenses and other	(114,888)	(357,117)
Accounts payable	(61,601)	444,805
Accrued expenses, wages, bonuses and profit sharing	(527,291)	319,403
Income taxes recoverable and payable	87,852	391,745
Billings in excess of revenues earned	998,824	2,265,997

Net cash provided by operating activities	2,199,672	4,509,660

Cash flows from investing activities:
Purchases of property and equipment	(792,944)	(467,440)
Acquisition, net of cash acquired	(20,084,321)	--
Purchases of securities available for sale	(1,378,523)	(3,177,140)
Proceeds from the maturities of securities available for sale	9,239,336	2,963,225

Net cash used in investing activities	(13,016,452)	(681,355)

Cash flows from financing activities:
Proceeds from notes payable	12,500,000	--
Payments on notes payable	(1,271,283)	(78,214)
Proceeds from exercise of stock options	507,430	132,189
Purchases of treasury stock	(63,733)	(3,261,155)
Tax benefit from exercise of stock options	283,454	--
Payment of dividends on common stock	(1,378,413)	(1,150,305)

Net cash provided by (used in) financing activities	10,577,455	(4,357,485)

Effect of exchange rate changes on cash	(29,897)	6,793

Decrease in cash and cash equivalents	(269,222)	(522,387)
Cash and cash equivalents at beginning of period	843,959	3,647,693

Cash and cash equivalents at end of period	$574,737	$3,125,306

Supplemental disclosure of cash paid for:
Interest expense	$35,807	$169,755
Income taxes	$1,479,132	$549,152

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net Income:
As reported	$925	$1,673
Less: Total share-based compensation expense
determined under the fair value method for
all awards, net of tax	(84)	(151)

Pro forma	$841	$1,522

Earnings per share:
Basic and diluted, as reported	$0.13	$0.23
Basic and diluted, pro forma	$0.12	$0.21

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at June 30, 2006, and December 31, 2005:

	2006	2005
Nonamortizing intangible assets:
Goodwill, net	$30,043,716	$11,483,401

Trade name	1,190,559	1,190,559
Amortizing intangible assets, gross:
Customer related intangibles	4,881,732	2,433,465
Trade name	1,572,000	--

Total other intangible assets, gross	7,644,291	3,624,024
Less accumulated amortization	753,603	580,037

Other intangible assets, net	$6,890,688	$3,043,987

The following represents a summary of changes in the Company’s carrying amount of net goodwill for the six months ended June 30, 2006:

Balance as of January 1, 2006	$11,483,401
Additions - acquisition of TGI	18,221,635
Additions - acquisition of GHS	257,000
Foreign currency translation	81,680

Balance as of June 30, 2006	$30,043,716

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

7.	EARNINGS PER SHARE

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

NATIONAL RESEARCH CORPORATION
Date: August 15, 2006	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2006	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
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