Form 10-Q
period 2006-09-30
NATIONAL RESEARCH CORP
filed 2006-11-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-29466

National Research Corporation
(Exact name of Registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 “Q” Street, Lincoln, Nebraska 68508
(Address of principal executive offices) (Zip Code)

(402) 475-2525
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of November 7, 2006: 6,888,381 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2006

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-16
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	16-20
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	21
	Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	21
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	21
	Item 6.	Exhibits	22
	Signatures		23
	Exhibit Index		24

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,387,119	$843,959
Investments in marketable debt securities	1,243,193	9,451,835
Trade accounts receivable, less allowance for doubtful	5,905,913	5,494,689
accounts of $57,411 and $103,183 in 2006 and 2005,
respectively
Unbilled revenues	2,086,728	1,182,657
Prepaid expenses and other	982,846	934,699
Recoverable income taxes	--	183,970
Deferred income taxes	65,854	125,771

Total current assets	11,671,653	18,217,580
Property and equipment, net of accumulated depreciation of
$10,810,238 and $9,592,531 in 2006 and 2005,
respectively	11,806,960	11,890,809
Goodwill, net	30,054,885	11,483,401
Other intangible assets, net	6,683,910	3,043,987
Other	47,873	39,575

Total assets	$60,265,281	$44,675,352

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$3,000,963	$1,471,283
Accounts payable	826,779	1,065,717
Accrued wages, bonuses and profit sharing	1,626,094	1,248,001
Accrued expenses	460,548	940,634
Income taxes payable	999,624	--
Billings in excess of revenues earned	7,513,413	5,434,321

Total current liabilities	14,427,421	10,159,956
Notes payable, net of current portion	8,151,930	--
Deferred income taxes	1,362,166	1,921,905

Total liabilities	23,941,517	12,081,861
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000	7,827	7,741
shares, issued 7,827,370 in 2006 and 7,740,571 in
2005 and outstanding 6,889,458 in 2006 and
6,845,571 in 2005
Additional paid-in capital	21,370,448	20,046,027
Retained earnings	26,171,577	23,360,297
Unearned compensation	--	(432,631)
Accumulated other comprehensive income, net of taxes	472,207	300,369
Treasury stock, at cost; 937,912 and 895,000 shares in
2006 and 2005, respectively	(11,698,295)	(10,688,312)

Total shareholders’ equity	36,323,764	32,593,491

Total liabilities and shareholders’ equity	$60,265,281	$44,675,352

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Revenues	$13,313,356	$10,132,125	$33,453,175	$23,878,357
Operating expenses:
Direct expenses	5,761,022	4,017,932	14,841,010	9,840,547
Selling, general and administrative	2,960,625	2,331,229	9,008,316	6,605,507
Depreciation and amortization	599,758	455,971	1,570,366	1,333,682

Total operating expenses	9,321,405	6,805,132	25,419,692	17,779,736

Operating income	3,991,951	3,326,993	8,033,483	6,098,621
Other income (expense):
Interest income	17,809	129,465	155,890	368,515
Interest expense	(225,146)	(101,417)	(316,831)	(303,343)
Other, net	7,381	17,917	(17,045)	(9,849)

Total other income (expense)	(199,956)	45,965	(177,986)	55,323

Income before income taxes	3,791,995	3,372,958	7,855,497	6,153,944
Provision for income taxes	1,449,670	1,343,527	2,977,353	2,451,670

Net income	$2,342,325	$2,029,431	$4,878,144	$3,702,274

Net income per share - basic	$.34	$.29	$.71	$.52

Net income per share - diluted	$.34	$.29	$.70	$.52

Weighted average shares and share
equivalents outstanding - basic	6,845,189	6,960,551	6,836,087	7,077,016

Weighted average shares and share
equivalents outstanding - diluted	6,985,780	7,056,388	6,951,299	7,151,505

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$4,878,144	$3,702,274
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,570,366	1,333,682
Deferred income taxes	(541,846)	182,503
Tax benefit from exercise of stock options	--	64,027
Non-cash share-based compensation expense	799,339	121,065
Net changes in assets and liabilities:
Trade accounts receivable	(38,683)	(1,549,550)
Unbilled revenues	(876,972)	(222,012)
Prepaid expenses and other	332,425	81,669
Accounts payable	(290,693)	340,856
Accrued expenses, wages, bonuses and profit sharing	(449,376)	151,627
Income taxes recoverable and payable	1,183,602	1,105,795
Billings in excess of revenues earned	(864,292)	1,137,724

Net cash provided by operating activities	5,702,014	6,449,660

Cash flows from investing activities:
Purchases of property and equipment	(1,047,461)	(725,834)
Acquisition, net of cash acquired	(20,084,321)	(4,111,000)
Purchases of securities available for sale	(1,378,523)	(10,540,010)
Proceeds from the maturities of securities available for sale	9,690,041	11,242,424

Net cash used in investing activities	(12,820,264)	(4,134,420)

Cash flows from financing activities:
Proceeds from notes payable	12,500,000	--
Payments on notes payable	(2,818,390)	(116,867)
Proceeds from exercise of stock options	712,928	149,343
Tax benefit from exercise of stock options and
restricted stock	358,826	--
Payment of dividends on common stock	(2,066,864)	(1,710,726)
Purchases of treasury stock	(1,009,983)	(3,261,155)

Net cash provided by (used in) financing activities	7,676,517	(4,939,405)

Effect of exchange rate changes on cash	(15,107)	12,878

Increase (decrease) in cash and cash equivalents	543,160	(2,611,287)
Cash and cash equivalents at beginning of period	843,959	3,647,693

Cash and cash equivalents at end of period	$1,387,119	$1,036,406

Supplemental disclosure of cash paid for:
Interest expense	$248,715	$303,343
Income taxes	$1,983,540	$1,086,648

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

2.	OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income (loss), are as follows:

	Three months ended September 30		Nine months ended September 30
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Net income	$2,342	$2,029	$4,878	$3,702
Other comprehensive income:
Unrealized gain (loss) from
investments:
Unrealized gains (losses)	16	(6)	103	(5)
Related tax (expense) benefit	(6)	2	(41)	3

Net	10	(4)	62	(2)
Foreign currency translation	14	97	110	64

Total other comprehensive income	24	93	172	62

Comprehensive income	$2,366	$2,122	$5,050	$3,764

3.	ACQUISITIONS

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

On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as The Governance Institute (TGI). TGI provides the essential knowledge and solutions necessary for board members, executive management and physician leaders of hospitals and health systems to achieve excellence across a wide array of strategic issues that confront hospitals and their board of directors or trustees. TGI operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities. The Company paid $17.8 million in cash to the seller at closing and $1.95 million into an escrow account. The escrow account will be released twelve months from the acquisition date pending any unresolved claims. The Company estimates its direct acquisition costs to be $305,000.

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

	Three months ended September 30		Nine months ended September 30
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Revenues	$13,313	$12,096	$36,494	$30,818
Net income	$2,342	$2,312	$5,268	$4,572
Net income per share - basic	$0.34	$0.33	$0.77	$0.65
Net income per share - diluted	$0.34	$0.33	$0.76	$0.64

4.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of September 30, 2006, the revolving credit note had a balance of $2,150,000. Monthly installment payments were made on the term note in accordance with the credit facility.

The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2006, the Company was in compliance with these restrictions and covenants.

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

The share-based compensation plans are described below. The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. No share-based compensation costs were capitalized for the three month or nine month periods ended September 30, 2006. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(in thousands)	(in thousands)
Amounts charged against income,	$275	$799
before income tax benefit
Amount of related income tax benefit	107	312

Total net income impact	$168	$487

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At September 30, 2006, there were 8,660 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 591,340 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and may be exercisable for a period of up to ten years following the date of grant, or three years in the case of termination of the outside director. At September 30, 2006, there were 121,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 129,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and may be exercisable for a period of five to ten years following the date of grant. At September 30, 2006, no awards have been granted under the 2006 Equity Incentive Plan.

The Company granted options to purchase -0- and 5,362 shares of the Company’s common stock during the three month periods ended September 30, 2006 and 2005, respectively, and 128,862 and 124,188 shares of the Company’s common stock during the nine month periods ended September 30, 2006 and 2005, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Nine months ended September 30
	2006	2005
Expected dividend yield at date of grant	1.77 - 1.86%	1.98 - 2.25%
Expected stock price volatility	25.0 - 39.9%	38.4 - 46.3%
Risk-free interest rate	4.41 - 4.90%	3.60 - 4.17%
Expected life of options (in years)	4.00 - 6.00	3.75 - 6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	465,069	$13.17
Granted	128,862	$19.25
Exercised	(74,911)	$ 9.40
Canceled/expired	(9,778)	$15.43

Outstanding at end of period	509,242	$15.22	6.95	$5,236,627

Exercisable at end of period	98,390	$14.89	7.41	$1,043,800

The weighted average grant date fair value of stock options granted during the nine month periods ended September 30, 2006 and 2005, was $6.02 and $4.95, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005, was $883,000 and $160,000, respectively. As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.3 million, which was expected to be recognized over a weighted average period of 2.66 years. Cash received from stock options exercised for the nine month periods ended September 30, 2006 and 2005, was $713,000 and $149,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $343,000 and $64,000, for the nine month periods ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006, the Company granted 11,221 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of September 30, 2006, the Company had 52,973 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. As a result of the adoption of SFAS No. 123R, amounts related to non-vested stock, previously included in stockholder’s equity as unearned compensation, are included in additional paid-in capital as of September 30, 2006. The Company recognized $150,119 and $121,065 of non-cash compensation for the nine months ended September 30, 2006 and 2005, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to employees under the 2001 Equity Incentive Plan for the nine months ended September 30, 2006.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share ($)
Outstanding at beginning of period	48,686	$13.61
Granted	11,221	$19.61
Vested	(6,934)	$15.38
Forfeited	--	--

Outstanding at end of period	52,973	$14.65

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock awards was approximately $503,000 and is expected to be recognized over a weighted average period of 2.56 years.

In periods prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, no compensation expense was reflected in net income as all options granted had an exercise price equal to the fair value of common stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005 if compensation expense had been recorded in net income under the fair-value-based method in accordance SFAS No. 123R.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net income:
As reported	$2,029	$3,702
Less: Total share-based compensation expense determined
under the fair value method for all awards, net
of tax	(95)	(246)

Pro forma	$1,934	$3,456

Earnings per share:
Basic, as reported	$0.29	$0.52
Basic, pro forma	$0.28	$0.49
Diluted, as reported	$0.29	$0.52
Diluted, pro forma	$0.27	$0.48

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at September 30, 2006, and December 31, 2005:

	2006	2005
Goodwill, net	$30,054,885	$11,483,401

Nonamortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,883,273	2,433,465
Trade name	1,572,000	--

Total other intangible assets,	7,645,832	3,624,024
Less accumulated amortization	961,922	580,037

Other intangible assets, net	$6,683,910	$3,043,987

The following represents a summary of changes in the Company’s carrying amount of net goodwill for the nine months ended September 30, 2006:

Balance as of January 1, 2006	$11,483,401
Additions - acquisition of TGI	18,221,635
Additions - acquisition of GHS	257,000
Foreign currency translation	92,849

Balance as of September 30, 2006	$30,054,885

The change in the carrying amount of goodwill and customer relationships includes the impact of foreign currency translation.

7.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share is computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and non-vested stock. As of September 30, 2006 and 2005, respectively, options to purchase 48,000 and 18,471 shares of common stock have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30		Nine months ended September 30
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Weighted average shares and share
equivalents - basic	6,845	6,961	6,836	7,077
Weighted average dilutive effect of options	116	72	94	59
Weighted average dilutive effect of
restricted stock	25	23	21	16

Weighted average shares and share
equivalents - dilutive	6,986	7,056	6,951	7,152

8.	ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (which generally resulted in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, including stock options. Effective January 1, 2006, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Share-based compensation expense for the nine months ended September 30, 2006 was $799,000. There was no cumulative effect of initially adopting SFAS No. 123R. As of the date of this filing, management estimates the impact of this new accounting standard to be approximately eight to ten cents per share for the year ending December 31, 2006, representing expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. As of September 30, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. As of September 30, 2006, management believes that SFAS No. 155 will not have a material effect on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. The Company will evaluate the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. As of September 30, 2006, management believes that SFAS No. 157 will not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for a company’s first fiscal year ending after November 15, 2006. As of September 30, 2006, management believes that SAB No. 108 will not have a material effect upon initial adoption.

9.	RELATED PARTY

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. As of September 30, 2006 and 2005, $262,000 and -0- had been expended by the Picker Institute and was recorded as an expense by the Company. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Picker Institute International Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. The amount of payments related to the Symposium was $12,000 and $14,000 for the periods ended September 30, 2006, and September 30, 2005.

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

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	43.3	39.7	44.4	41.2
Selling, general and administrative	22.2	23.0	26.9	27.7
Depreciation and amortization	4.5	4.5	4.7	5.6

Total operating expenses	70.0	67.2	76.0	74.5

Operating income	30.0%	32.8%	24.0%	25.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenues. Total revenues for the three month period ended September 30, 2006 increased 31.4% to $13.3 million compared to $10.1 million in the three month period ended September 30, 2005. This was due to increases in scope of work from existing clients and the addition of new clients, including the acquisitions of GHS’s health plan business and TGI, which generated $695,000 and $1,373,000 of revenue, respectively, in the quarter ended September 30, 2006.

Direct expenses. Direct expenses increased 43.4% to $5.7 million in the three month period ended September 30, 2006 compared to $4.0 million in the same period during 2005. The change in direct expenses in the 2006 period was primarily due to servicing the 31.4% increase in revenue and additional expenses related to the GHS health plan and TGI business. The change in direct expenses included increases in fieldwork and fees of $613,000, printing and postage of $424,000, and labor and benefits of $587,000. Direct expenses increased as a percentage of total revenues to 43.3% in the three month period ended September 30, 2006 from 39.7% during the same period in 2005, primarily due to the mix of business.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 27.0% to $3.0 million for the three month period ended September 30, 2006 compared to $2.3 million for the same period in 2005. The change was primarily due to increases in salary and benefit expenses of $572,000 and travel expenses of $76,000. These increases are primarily attributed to the expansion of sales and marketing efforts, additional expenses related to the GHS health plan and TGI business and additional compensation expense related to the adoption of SFAS No. 123R. Selling, general, and administrative expenses decreased as a percentage of total revenues to 22.2% in the three month period ended September 30, 2006 from 23.0% during the same period in 2005.

Depreciation and amortization. Depreciation and amortization expenses increased to $600,000 for the three month period ended September 30, 2006 compared to $456,000 for the same period in 2005. This increase was primarily due to amortization of intangibles associated with the acquisitions of GHS and TGI. Depreciation and amortization expenses as a percentage of total revenues remained at 4.5% in the three month period ended September 30, 2006, as compared to 4.5% in the same period of 2005.

Provision for income taxes. The provision for income taxes totaled $1,450,000 (38.2% effective tax rate) for the three month period ended September 30, 2006 compared to $1,344,000 (39.8% effective tax rate) for the same period in 2005. The effective tax rate was higher in 2005 due to differences in state income taxes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues. Total revenues for the nine month period ended September 30, 2006 increased 40.1% to $33.4 million compared to $23.9 million in the nine month period ended September 30, 2005. This was due to increases in scope of work from existing clients and the addition of new clients, including the acquisitions of GHS’s health plan business and TGI, which generated $3.7 million and $1.8 of revenue, respectively, in the nine month period ended September 30, 2006.

Direct expenses. Direct expenses increased 50.8% to $14.8 million in the nine month period ended September 30, 2006 compared to $9.8 million in the same period during 2005. The increase in direct expenses in the 2006 period was primarily due to servicing the 40.1% increase in revenue and additional expenses related to the GHS health plan and TGI business. The change in direct expenses included increases in salaries and benefits of $1.7 million, printing and postage of $1.5 million, and fieldwork and other product costs of $1.4 million. Direct expenses increased as a percentage of total revenues to 44.4% in the nine month period ended September 30, 2006, from 41.2% during the same period of 2005. The increase in the direct expense percentage in 2006 was largely due to the mix of business during the period, including certain health plan projects which have higher direct expenses than the balance of the Company’s business. The Company expects direct expenses as a percentage of total revenues for 2006 and 2007 to be on the upper end of the Company’s model of 43% to 45% of total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 36.4% to $9.0 million for the nine month period ended September 30, 2006 compared to $6.6 million for the same period in 2005. The change was primarily due to increases in salary and benefit expenses of $1.9 million and travel expenses of $388,000. These increases are primarily attributed to the expansion of sales and marketing efforts and additional compensation expense related to the adoption of SFAS No. 123R. Selling, general, and administrative expenses decreased as a percentage of total revenues to 26.9% for the nine month period ended September 30, 2006, from 27.7% for the same period in 2005. This is primarily due to leveraging the sales expansion costs over greater revenues. The Company’s annual goal for selling, general and administrative expenses as a percentage of total revenues is 23% to 25%. The Company expects selling, general and administrative expenses as a percentage of total revenues for 2006 to be 26% due to the continued sales expansion and the adoption of SFAS No. 123R. The Company expects to be on the upper end of the Company’s model in 2007 due to the acquisition of TGI and the adoption of SFAS No 123R.

Depreciation and amortization. Depreciation and amortization expenses increased to $1,570,000 for the nine month period ended September 30, 2006 compared to $1,334,000 for the same period in 2005. This increase was primarily due to amortization of intangible assets acquired in acquisitions. Depreciation and amortization expenses as a percentage of total revenues decreased to 4.7% in the nine month period ended September 30, 2006 from 5.6% in the same period of 2005. Depreciation and amortization expenses are expected to increase in dollar amount, but remain within the Company’s model of 4.5% to 6.0% as a percentage of total revenues for 2006 and 2007.

Provision for income taxes. The provision for income taxes totaled $3.0 million (37.9% effective tax rate) for the nine month period ended September 30, 2006 compared to $2.5 million (39.8% effective tax rate) for the same period in 2005. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

The Company’s principal source of funds historically has been cash flows from its operations. The Company’s operating cash flows have been sufficient to provide funds for working capital and capital expenditures, and the Company expects that it will continue to be sufficient in the foreseeable future.

As of September 30, 2006, the Company had cash and cash equivalents of $2.6 million and working capital of negative $2.8 million.

During the nine months ended September 30, 2006, the Company generated $5.7 million of net cash from operating activities compared to $6.4 million of net cash generated during the same period in the prior year. The decrease in cash flows was primarily due to a $1.1 million increase in the Company’s three customer related accounts (trade accounts receivable, unbilled revenues and billings in excess of revenues earned), a $724,000 decrease in deferred taxes, a $631,000 decrease in accounts payable, and an $601,000 decrease in accrued expenses, wages, and bonuses. This was partially offset by a $1.2 million increase in net income, a $250,000 increase in prepaid expenses, a $237,000 increase in depreciation expense, and an increase of $678,000 for non-cash share-based compensation expense under SFAS No. 123R.

Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2006 compared to $4.1 million for the nine months ended September 30, 2005. The cash used in investing activities in 2006 was primarily due to $20.0 million used for the purchase of substantially all the assets of TGI, partially offset by the impact of an $8.3 million decrease in securities available for sale, which were used, in part, to fund a portion of the TGI purchase price. The cash used in investing activities in 2005 was primarily due to $4.1 million used for the purchase of substantially all the assets of GHS.

Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2006, compared to cash used in financing activities of $5.0 million for the nine months ended September 30, 2005. The cash provided by financing activities in 2006 was primarily comprised of $12.5 million of proceeds from notes payable used to partially fund the acquisition of TGI, a $2.3 million decrease in purchases of treasury stock, a $564,000 increase in proceeds from the exercise of stock options, and a $359,000 increase in the tax benefits on exercise of stock options. This was partially offset by $2.7 million of principal payments on bank debt and a $356,000 increase in dividends paid on common stock.

The Company typically bills clients for performance tracking and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned. As of September 30, 2006 and December 31, 2005, the Company had $7.5 million and $5.4 million of deferred revenues, respectively. In addition, when the Company performs work in advance of billing, it records this work as revenues earned in excess of billings, or unbilled revenue. At September 30, 2006 and December 31, 2005, the Company had $2.1 million and $1.2 million of unbilled revenue, respectively. Substantially all deferred revenues earned and unbilled revenues should be earned and billed within 12 months of the respective period ends.

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of September 30, 2006, the revolving credit note had a balance of $2,150,000. Monthly installment payments were made on the term note in accordance with the credit facility.

The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2006, the Company was in compliance with these restrictions and covenants.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of November 7, 2006, 49,317 shares have been repurchased under that authorization.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2005.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes stock repurchases for the three month period ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - Jul 31, 2006	20,000	$23.34	20,000	726,966
Aug 1 - Aug 31, 2006	19,478	$24.10	19,478	707,488
Sep 1 - Sep 30, 2006	400	$25.18	400	707,088

(a)	In February 2006, the Company’s Board of Directors authorized and the Company publicly announced a stock repurchase plan providing for the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: November 13, 2006	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2006	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2006

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.