Form 10-K
period 2006-12-31
NATIONAL RESEARCH CORP
filed 2007-04-02
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of Class

Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   _] No |X|

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2006: $51,196,058.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 15, 2007: 6,920,461 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters	12
	and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition	15
	and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting	44
	and Financial Disclosure
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	44

PART III
Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management	45
	and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions	46
Item 14.	Principal Accountant Fees and Services	46

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
Signatures		48

i

PART I

Item 1.	Business

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

General

        National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, improvement services and governance education to the healthcare industry in the United States and Canada. The Company believes it has achieved this leadership position based on 26 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.

        Since its founding 26 years ago in 1981 as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, subscription-based governance information and educational services, and a renewable syndicated service.

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

        NRC offers renewable performance tracking and improvement services (“Performance Tracking Services”), custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide® (“Market Guide”). The Company has renewable performance tracking tools, including those produced and delivered under our NRC+Picker trade name, for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time. These tools may be coupled with the improvement tool, eToolKit, to help clients not only measure performance, but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of NRC+Picker provide a way of bridging the gap between measurement and improvement. Additional offerings include functional disease-specific and health status measurement tools. The syndicated Market Guide, a stand-alone market information and competitive intelligence source, as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes.

        Through its division known as The Governance Institute (“TGI”), NRC also offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and health care systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States. TGI conducts timely conferences, produces publications, videos, white papers, and research studies, and tracks industry trends showcasing the best practices of healthcare boards across the country.

Growth Strategy

        The Company believes that it can continue to grow through (1) expanding the depth and breadth of its current clients’ Performance Tracking Services programs, since healthcare organizations are increasingly interested in gathering performance information at deeper levels of their organizations and from more of their constituencies, (2) increasing the cross-selling of its complementary services, including subscription-based governance information, (3) adding new clients through penetrating the sizeable portion of the healthcare industry which is not yet conducting performance assessments beyond the enterprise-wide level or is not yet outsourcing this function, and (4) pursuing acquisitions of, or investments in, firms providing products, services or technologies which complement those of the Company.

        On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as TGI. TGI provides board members, executive management and physician leaders of hospitals and health systems with knowledge and solutions to successfully confront a wide array of strategic issues. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities.

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

        Unlike some of its competitors, the Company gathers data through one efficient questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined, as opposed to multiple questionnaires which are often sent to the same respondents. As a result, the Company’s renewable performance tracking programs and data collection processes (1) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (2) eliminate over surveying (where one respondent receives multiple surveys), and (3) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

        The Company recognizes that performance programs must do more than just measure the experiences; they must measure and facilitate improvement. The Company offers proven solutions to effectively measure and improve the most important aspects of the patient’s experience. By combining the advanced measurement and improvement technology of Qualisys with the philosophy and family of surveys of the Picker Institute, eToolKit allows clients to actually act on their research results and attain improvement in the care delivery process. The Company has developed online improvement tools including a one-page reporting format called Action Plan, which provides a basis on which improvements can be made. NRC Action Plans show healthcare organizations which service factors impact their customer group’s value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. The Company has also developed online access to performance results, which the Company believes provides NRC’s clients the fastest and easiest way to access measurement results. NRC’s exclusive web-based electronic delivery system, eReports, provides clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.

        The Company has developed NRC+Picker subscription-based educational services as a way of bridging the gap between measurement and improvement of patient-centered care. These products consist of the Symposium, the Patient-Centered Care Learning Network and eLearning. The Symposium is an annual event which is dedicated to the improvement of the patient experience. Patient-Centered Care Learning Network is a membership-based product that enables members to participate in calls with industry experts, have access to experts, participate in monthly presentations and receive monthly journals or white papers, all of which focus on topics of improvement of the patient experience. An interactive online educational product, eLearning, is used by the providers to understand the dimensions of patient-centered care.

        Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, Market Guide is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as healthcare internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 180 metro areas, 48 states or nationally. Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Another feature of the web-based system is a national name search, which allows a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites, and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.

        Through TGI, the Company offers subscription-based membership services. The information and education services are provided for the boards of directors and medical leadership of hospital and health care systems. These services are sold and delivered in the form of a twelve-month subscription membership and include accredited leadership conference and educational programs, customized research reports, board advisory services, videos, books, policy guidelines, board self-assessment tools, white papers, newsletters and fax surveys. The Company’s leadership conferences are available to all prospective members by paying the applicable conference fee. The Company also sells publications, periodicals, reference books and associated videos through its resource catalog.

Clients

        The Company’s ten largest clients accounted for 32%, 40%, and 43% of the Company’s total revenues in 2006, 2005 and 2004, respectively. The U.S. Department of Veterans Affairs accounted for 8%, 11% and 12% of total revenues in 2006, 2005 and 2004, respectively. Approximately 8%, 11% and 10% of the Company’s revenues were derived from foreign customers in 2006, 2005 and 2004, respectively.

Sales and Marketing

        The Company generates the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates direct NRC’s sales efforts from Nebraska, California, Florida and Washington, D.C. in the United States and from Toronto in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per-sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.

        Numerous marketing efforts support the direct sales force’s new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company’s public relations program includes (1) an ongoing presence in leading industry trade press and in the mainstream press, (2) public speaking at strategic industry conferences, (3) fostering relationships with key industry constituencies and (4) the annual Consumer Choice Award program recognizing top-ranking hospitals in more than 180 markets.

        The Company’s integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals, as well as direct sales force initiated prospect contacts. The sales process typically spans a 120-day period encompassing the identification of a healthcare organization’s information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations), and the closing of the sale. The Company’s sales cycle varies depending on the particular service being marketed and the size of the potential project. The subscription based services typically have a shorter sales cycle.

Competition

        The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s main competitors among such specialty firms are Press Ganey, which NRC believes has revenues that are significantly larger than the Company’s revenues, and three or four other companies who NRC believes have revenues smaller than our revenues. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

        The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience and price. NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated products, accredited leadership conferences, educational programs, comparative performance database, and relationships with leading healthcare payers and providers position the Company to compete in this market.

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

Associates

        As of December 31, 2006, the Company employed a total of 186 persons on a full-time basis. In addition, as of such date, the Company had 84 part-time associates primarily in its survey operations, representing approximately 63 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

        The following table sets forth certain information, as of March 1, 2007, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	52	Chief Executive Officer and Director
Joseph W. Carmichael	43	President
Jona S. Raasch	48	President of the Governance Institute, a division
		of National Research Corporation
Patrick E. Beans	49	Vice President, Treasurer, Chief Financial Officer,
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

        Jona S. Raasch has served as President of the Governance Institute, a division of National Research Corporation since May 2006. Prior to May 2006, Ms. Raasch held various positions with the Company since September 1988, most recently as Vice President and Chief Operations Officer from September 1997 to May 2006. Prior to joining the Company, Ms. Raasch held various positions with A.C. Nielsen Corporation.

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

        We rely on a limited number of key clients for a substantial portion of our revenues. The Company’s ten largest clients accounted for 32%, 40%, and 43% of the Company’s total revenues in 2006, 2005 and 2004, respectively. The U.S. Department of Veterans Affairs accounted for 8%, 11% and 12% of total revenues in 2006, 2005 and 2004, respectively.

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

        The healthcare information and market research industry is highly competitive. We compete both with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our main competitors among such specialty firms are Press Ganey Associates, which we believe has revenues that are significantly larger than our revenues, and three or four other companies that we believe have revenues that are smaller than our revenues. We, to a certain degree, currently compete with, and we anticipate that in the future we may increasingly compete with, traditional market research firms that are significant providers of survey-based, general market research and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with our services, many of these competitors have substantially greater financial, information gathering and marketing resources than we do and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market, which could adversely affect our operating results through pricing pressure, increased client service and marketing expenditures and market share losses, among other factors. We cannot assure you that we will continue to compete successfully against existing or new competitors, and our revenues and operating net income could be adversely affected as a result.

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

        Michael D. Hays, our Chief Executive Officer, beneficially owned 69.8% of our outstanding common stock as of March 15, 2007. As a result, he is able to control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

        Our future performance will depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. As of December 31, 2006, we maintained $500,000 of key officer life insurance on Mr. Hays. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Currently, we do not have employment agreements with our officers or our other key personnel. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

        In addition, several years ago, the Centers for Medicare and Medicaid Services initiated a nationwide effort to collect and publicly report hospital quality data, including the patient experience of care questionnaire. This questionnaire is called the HCAHPS questionnaire and was developed by the Agency for Healthcare Research and Quality. After several years of development and consensus building, the HCAHPS survey program began in 2006. This survey program may increase competition and pricing pressures, which could adversely affect our operating and net income.

Item 1B.	Unresolved Staff Comments

        The Company has no unresolved staff comments to report pursuant to this item.

Item 2.	Properties

        The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution; data processing, analysis and report generation; marketing; and corporate administration. The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario. The operations of TGI, which the Company acquired during 2006, are primarily located in San Diego, California, where the Company has leased 6,100 square feet of office space.

Item 3.	Legal Proceedings

        The Company is not subject to any material pending litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2006 fiscal year.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2005, through December 31, 2006:

	High	Low	Dividends Declared Per Common Share
2005 Quarter Ended:
March 31	$15.65	$13.44	$.08
June 30	$16.15	$12.36	$.08
September 30	$17.68	$14.35	$.08
December 31	$17.79	$15.50	$.08

2006 Quarter Ended:
March 31	$24.79	$17.00	$.10
June 30	$24.49	$21.30	$.10
September 30	$26.91	$21.47	$.10
December 31	$26.39	$21.85	$.10

        On March 15, 2007, there were approximately 33 shareholders of record and approximately 500 beneficial owners of the Common Stock.

        In March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $2.8 and $2.3 million in the aggregate were declared and paid during the twelve-month period ended December 31, 2006 and 2005 respectively. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors, and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

        The table below summarizes the Company’s repurchases of its common stock during the three-month period ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2006	6,405	$24.48	6,405	700,683
November 1 - November 30, 2006	2,100	$24.30	2,100	698,583
December 1 - December 31, 2006	800	$22.82	800	697,783

(1)	In February 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

        The graph below compares the cumulative five year total return to shareholders on National Research Corporation’s common stock versus the cumulative total returns of the NASDAQ Composite index and the Russell 2000 index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006.

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

        The selected statement of income data for the years ended December 31, 2006, 2005 and 2004, and the selected balance sheet data at December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2003 and 2002, and the balance sheet data at December 31, 2004, 2003 and 2002, are derived from audited consolidated financial statements not included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$43,771	$32,437	$29,683	$26,922	$22,387
Operating expenses:
Direct expenses	19,445	13,642	12,869	12,029	9,556
Selling, general and administrative	12,158	8,617	7,394	5,987	4,737
Depreciation and amortization (1)	2,260	1,762	2,018	1,941	1,675

Total operating expenses	33,863	24,021	22,281	19,957	15,968
Operating income	9,908	8,416	7,402	6,965	6,419
Other income (expenses)	(402)	99	(119)	(49)	(258)

Income before income taxes	9,506	8,515	7,283	6,916	6,161
Provision for income taxes	3,622	3,279	2,732	2,532	2,311

Net income	$5,884	$5,236	$4,551	$4,384	3,850

Net income per share - basic	$0.86	$0.74	$0.63	$0.60	$0.54

Net income per share - diluted	$0.85	$0.74	$0.63	$0.60	$0.54

Dividends per share	$0.40	$0.32	$--	$--	--

Weighted average shares outstanding - basic	6,836	7,038	7,181	7,259	7,163
Weighted average shares outstanding - diluted	6,954	7,118	7,249	7,326	7,193

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$(1,482)	$8,058	$19,434	$16,817	$12,919
Total assets	61,532	44,675	47,954	45,673	38,832
Total debt, including current portion	11,093	1,471	4,901	5,044	5,176
Total shareholders’ equity	36,750	32,593	35,018	32,424	28,018

(1)	On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill and other non-amortizable intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth and the growth of its industry will be the increase in demand for performance measurement, improvement and educational services as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, subscription-based educational and improvement services, and its Market Guide.

Acquisitions

        On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (“GHS”), a healthcare survey research and analytics firm based in California that specializes in measuring health status, health risk and member satisfaction for health plans in the United States. The purchase price for the acquisition was $4.0 million in cash, plus the assumption of certain liabilities.

        On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as TGI. TGI provides board members, executive management and physician leaders of hospitals and health systems with knowledge and solutions to successfully confront a wide array of strategic issues. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities.

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2006 include:

•	Revenue recognition;

•	Valuation of long-lived assets;

•	Valuation of goodwill and identifiable intangible assets; and

•	Income taxes.

Revenue Recognition

        The Company derives a majority of its operating revenues from its annually renewable services, which include performance tracking services, subscription-based educational services and Market Guide. The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve month period and publishes healthcare market information for its clients through its Market Guide generally on an annual basis. The Company also derives revenues from its custom and other research projects.

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

        The Company recognizes subscription-based educational service revenues over the period of time the service is provided. Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

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

        As of December 31, 2006, the Company had net goodwill of $30 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2006, 2005 or 2004.

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

	Percentage of Total Revenues Year Ended December 31,			Percentage Increase
	2006	2005	2004	2006 over 2005	2005 over 2004
Revenues	100.0%	100.0%	100.0%	34.9%	9.3%
Operating expenses:
Direct expenses	44.4	42.1	43.4	42.5	6.0
Selling, general and administrative	27.8	26.6	24.9	41.1	16.5
Depreciation and amortization	5.2	5.4	6.8	28.3	(12.7)

Total operating expenses	77.4	74.1	75.1	41.0	7.8

Operating income	22.6%	25.9%	24.9%	17.7%	13.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Total revenues. Total revenues increased 34.9% in 2006, to $43.7 million from $32.4 million in 2005. This was due to increases in the scope of work from existing clients and the addition of new clients, including the acquisition of GHS’s health plan business and TGI, which generated $4 million and $3.5 million in revenue in 2006, respectively.

        Direct expenses. Direct expenses increased 42.5% to $19.4 million in 2006 from $13.6 million in 2005. The increase in direct expenses in 2006 was primarily due to servicing the 34.9% increase in revenue including additional expenses related to the GHS health plan and TGI businesses. The change in direct expenses included increases in salaries and benefits of $1.8 million, postage and printing of $1.6 million, and fieldwork and other product costs of $1.8 million. Direct expenses increased as a percentage of total revenues to 44.4% in 2006 from 42.1% in 2005 due to the mix of business during the period, including certain health plan projects which have higher direct expenses than the balance of the Company’s business. The Company’s model for direct expenses ranges from 43% to 45% as a percentage of total revenue. The Company expects direct expenses as a percentage of total revenues for 2007 to be in the upper end of the Company’s model of 43% to 45% of total revenues.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 41.1% to $12.1 million in 2006 from $8.6 million in 2005. The change was primarily due to increases in salary, benefits and commissions of $2.9 million and travel expenses of $494,000. These increases were primarily attributed to sales and marketing expansion initiatives, additional expenses related to the GHS health plan and TGI businesses and additional compensation expense related to the application of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). Selling, general and administrative expenses increased as a percentage of total revenues to 27.8% in 2006 from 26.6% in 2005. The Company’s model for selling, general and administrative expenses ranges from 23% to 25% as a percentage of total revenue. The Company expects to be in the upper end of the Company’s model in 2007.

        Depreciation and amortization. Depreciation and amortization expenses increased 28.3% to $2.3 million in 2006 from $1.8 million in 2005. The increase was primarily due to the amortization of intangibles associated with the acquisitions of GHS and TGI. Depreciation and amortization expenses decreased slightly as a percentage of total revenues to 5.2% in 2006 from 5.4% in 2005 due to increased revenues and assets becoming fully depreciated. The Company’s model for depreciation and amortization expenses ranges from 4.5% to 6.0% as a percentage of total revenue. Depreciation and amortization expenses are expected to increase in dollar amount, but remain within the Company’s model of 4.5% to 6.0% as a percentage of total revenues for 2007.

        Provision for income taxes. The provision for income taxes totaled $3.6 million (38.1% effective tax rate) for 2006 compared to $3.3 million (38.5% effective tax rate) for 2005. The effective tax rate was lower in 2006 due to differences in state income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Total revenues. Total revenues increased 9.3% in 2005, to $32.4 million from $29.7 million in 2004. The increase was primarily due to increases in scope of work from existing clients, and the addition of new clients, including $575,000 revenue generated from the acquisition of GHS’s health plan business.

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

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.5% to $8.6 million in 2005 from $7.4 million in 2004. The net increase was primarily due to increases in salary, benefits, commissions and travel expenses of $1.2 million, and legal and accounting expenses of $106,000. These increases were partially offset by a decrease in direct marketing expenses of $202,000. Much of the overall increase was due to the continuation of the sales and marketing expansion initiatives which the Company started in the fourth quarter of 2003. Selling, general and administrative expenses increased as a percentage of total revenues to 26.6% in 2005 from 24.9% in 2004.

        Depreciation and amortization. Depreciation and amortization expenses decreased 12.7% to $1.8 million in 2005 from $2.0 million in 2004. The decrease was primarily due to assets becoming fully depreciated. Depreciation and amortization expenses decreased as a percentage of total revenues to 5.4% in 2005 from 6.8% in 2004 due to increased revenues and assets becoming fully depreciated.

        Provision for income taxes. The provision for income taxes totaled $3.3 million (38.5% effective tax rate) for 2005 compared to $2.7 million (37.5% effective tax rate) for 2004. The effective tax rate was higher in 2005 due to differences in state income taxes.

Liquidity and Capital Resources

        The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

        The Company had a working capital deficiency of $1.5 million on December 31, 2006, as compared to working capital of $8.1 million on December 31, 2005. The change in working capital from 2005 to 2006 was mainly due to a decrease in marketable securities, an increase in notes payable, and an increase in billings in excess of revenue earned partially offset by an increase in customer receivables and unbilled revenue. The decrease in marketable securities and increase in notes payable was incurred to fund the acquisition of TGI. The purchase price paid for TGI was $19.8 million in cash plus the assumption of certain liabilities.

        Accounts receivable and unbilled revenue increased due to the timing of billing of certain renewal and new sales contracts. Billings in excess of revenue earned increased primarily due to TGI, as the Company invoices annual memberships at the beginning of the membership period. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. Substantially all deferred and unbilled revenues will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures

        Capital expenditures for the twelve-month period ended December 31, 2006, were $1.5 million. These additions mainly consisted of computer hardware, computer software, and furniture.

        The Company has budgeted approximately $1.0 million for additional capital expenditures in 2007 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2007 will be primarily for computer hardware and software, production equipment and furniture.

Debt and Equity

        As of December 31, 2006 the Company’s debt totaled $11.1 million. This consisted of the balance remaining on the $12.5 million credit facility used to fund the TGI acquisition. During 2006, the Company paid off the $1.4 million note payable that was outstanding as of December 31, 2005.

        On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. Monthly installment payments were made on the term note in accordance with the credit facility.

        The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2006, the Company was in compliance with these restrictions and covenants.

        The Company had obligations to make cash payments in the following amounts in the future as of December 31, 2006:

Contractual Obligations	Total Payments	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$892,623	$361,695	$507,016	$23,912	$--
Long-term debt	8,697,973	715,106	1,478,415	1,712,218	4,792,234
Revolving line of credit	2,395,000	2,395,000	--	--	--
Other long term liabilities (see
below)	--	--	--	--	--

Total	$11,985,596	$3,471,801	$1,985,431	$1,736,130	$4,792,234

        The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

        The purchase price for Smaller World Communications Inc. includes two additional scheduled payments of additional purchase price in 2006 and 2008. In 2006 the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, has a minimum of $0 and a maximum of $601,000.

        Shareholders’ equity increased $4.2 million to $36.8 million in 2006 from $32.6 million in 2005. The increase primarily reflected net income, exercise of stock options, and issuance of restricted stock. This was partially offset by the payment of dividends and purchase of treasury stock. During 2006, the Company paid $2.8 million in cash dividends and $1.2 million for the purchase of treasury stock.

Stock Repurchase Program

        In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of December 31, 2006 the remaining shares that can be purchased are 697,783.

Off-Balance Sheet Obligations

        The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R Share Based Payment (“SFAS No. 123R”), which eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (which generally resulted in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, including stock options. Effective January 1, 2006, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Share-based compensation expense for the twelve months ended December 31, 2006 was $707,218. There was no cumulative effect of initially adopting SFAS No. 123R. The impact of this new accounting standard was six cents per share for the year ending December 31, 2006, representing expense to be recognized for the unvested portion of awards granted to date.

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

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. Management believes that SFAS No. 156 will not have a material effect on the consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. Management believes that the adoption of FIN 48 will not have a material effect on the consolidated financial statements.

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

        In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify prior year misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The Company was required to adopt the provisions of SAB No. 108 in its financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 had no effect on the consolidated financial statements of the Company.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

        The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consists of interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities would have decreased .5% from the average return during the years ended December 31, 2006 and 2005, then the Company’s interest income and pre-tax income would have decreased approximately $19,000 and $81,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2006. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2006	Sept 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept 30, 2005	June 30, 2005	Mar. 31, 2005
Revenues	$10,319	$13,313	$10,663	$9,476	$8,558	$10,132	$7,150	$6,597
Direct expenses	4,604	5,761	4,980	4,100	3,801	2,331	3,073	2,750
Selling, general and administrative	3,150	2,960	3,042	3,006	2,012	4,018	2,089	2,185
Depreciation and amortization	690	600	500	470	428	456	454	424

Operating income	1,875	3,992	2,141	1,900	2,317	3,327	1,534	1,238
Other income (expense)	(224)	(200)	(36)	58	44	46	6	3
Provision for income taxes	645	1,450	786	741	827	1,344	615	493

Net income	$1,006	$2,342	$1,319	$1,217	$1,534	$2,029	$925	$748

Net income per share - basic	$0.15	$0.34	$0.19	$0.18	$0.22	$0.29	$0.13	$0.10
Net income per share - diluted	$0.14	$0.34	$0.19	$0.18	$0.22	$0.29	$0.13	$0.10
Weighted average shares outstanding - basic	6,838	6,845	6,845	6,819	6,921	6,961	7,122	7,150
Weighted average shares outstanding - diluted	6,976	6,986	6,970	6,918	7,012	7,056	7,179	7,202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2006 and 2005,and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8, the Company changed it’s method of recording stock-based compensation in 2006.

KPMG LLP

Lincoln, Nebraska

March 29, 2007

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2006 AND 2005

Assets	2006	2005
Current assets:
Cash and cash equivalents	$876,360	$843,959
Investments in marketable debt securities	1,110,104	9,451,835
Trade accounts receivable, less allowance for doubtful accounts of $44,302 and
$103,183 in 2006 and 2005, respectively	6,733,595	5,494,689
Unbilled revenues	2,272,194	1,182,657
Prepaid expenses and other	1,058,017	934,699
Recoverable income taxes	898,264	183,970
Deferred income taxes	48,410	125,771

Total current assets	12,996,944	18,217,580
Net property and equipment	11,715,933	11,890,809
Goodwill, net of accumulated amortization	30,014,337	11,483,401
Intangible assets, net of accumulated amortization	6,473,644	3,043,987
Deferred income taxes	279,865	--
Other	51,268	39,575

Total assets	$61,531,991	$44,675,352

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$3,110,106	$1,471,283
Accounts payable	1,152,657	1,065,717
Accrued wages, bonus and profit sharing	1,593,823	1,248,001
Accrued expenses	358,577	940,634
Billings in excess of revenues earned	8,263,692	5,434,321

Total current liabilities	14,478,855	10,159,956
Note payable, net of current portion	7,982,867	--
Deferred income taxes	2,267,688	1,921,905
Other long-term liabilities	52,068	--

Total liabilities	24,781,478	12,081,861
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,837,848 in 2006
and 7,740,571 in 2005, outstanding 6,890,631 in 2006 and 6,845,571 in 2005	7,838	7,741
Additional paid-in capital	21,819,709	20,046,027
Retained earnings	26,488,308	23,360,297
Unearned compensation	--	(432,631)
Accumulated other comprehensive income, net of taxes	359,025	300,369
Treasury stock, at cost; 947,217 shares in 2006 and 895,000 shares in 2005	(11,924,367)	(10,688,312)

Total shareholders’ equity	36,750,513	32,593,491

Total liabilities and shareholders’ equity	$61,531,991	$44,675,352

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
Revenues	$43,771,455	$32,436,502	$29,683,091

Operating expenses:
Direct expenses	19,445,925	13,642,195	12,869,259
Selling, general and administrative	12,158,004	8,617,372	7,394,567
Depreciation and amortization	2,259,669	1,761,623	2,017,621

Total operating expenses	33,863,598	24,021,190	22,281,447

Operating income	9,907,857	8,415,312	7,401,644

Other income (expense):
Interest income	171,273	488,120	344,570
Interest expense	(517,482)	(379,464)	(458,581)
Other, net	(55,893)	(9,507)	(4,777)

Total other income (expense)	(402,102)	99,149	(118,788)

Income before income taxes	9,505,755	8,514,461	7,282,856
Provision for income taxes	3,621,687	3,278,370	2,732,222

Net income	$5,884,068	$5,236,091	$4,550,634

Net income per share - basic	$0.86	$0.74	$0.63

Net income per share - diluted	$0.85	$0.74	$0.63

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2003	$7,641	$18,875,520	$15,831,700	$(393,994)	$(27,148)	$(1,869,430)	$32,424,289
Purchase of 175,300 shares of
treasury stock	--	--	--	--	--	(2,886,407)	(2,886,407)
Issuance of 57,857 common shares
for the exercise of stock options	57	332,991	--	--	--	--	333,048
Tax benefit from the exercise of
options	--	233,345	--	--	--	--	233,345
Issuance of 2,483 restricted
common shares, net of 16,153
shares cancelled	(14)	(96,287)	--	96,301	--	--	--
Non-cash stock
compensation expense	--	--	--	115,339	--	--	115,339
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net
of tax	--	--	--	--	(56,850)	--	(56,850)
Change in cumulative translation
adjustment	--	--	--	--	304,259	--	304,259
Net income	--	--	4,550,634	--	--	--	4,550,634

Total comprehensive income	--	--	4,550,634	--	247,409	--	4,798,043

Balances at December 31, 2004	7,684	19,345,569	20,382,334	(182,354)	220,261	(4,755,837)	35,017,657

Purchase of 385,700 shares of
treasury stock	--	--	--	--	--	(5,932,475)	(5,932,475)
Issuance of 30,873 common shares
for the exercise of stock options	31	253,846	--	--	--	--	253,877
Tax benefit from the exercise of
options	--	84,140	--	--	--	--	84,140
Issuance of 25,692 restricted
common shares, net of 2,036
cancelled	26	362,472	--	(362,498)	--	--	--
Non-cash stock
compensation expense	--	--	--	112,221	--	--	112,221
Dividends declared of $0.32 per
common share	--	--	(2,258,128)	--	--	--	(2,258,128)
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net
of tax	--	--	--	--	4,280	--	4,280
Change in cumulative translation
adjustment	--	--	--	--	75,828	--	75,828
Net income	--	--	5,236,091	--	--	--	5,236,091

Total comprehensive income	--	--	5,236,091	--	80,108	--	5,316,199

Balances at December 31, 2005	7,741	20,046,027	23,360,297	(432,631)	300,369	(10,688,312)	32,593,491

Purchase of 52,217 shares of
treasury stock	--	--	--	--	--	(1,236,055)	(1,236,055)
Issuance of 89,307 common shares
for the exercise of stock options	89	926,102	--	--	--	--	926,191
Tax benefit from the exercise of
options	--	404,535	--	--	--	--	404,535
Issuance of 13,218 restricted
common shares, net of 5,250
cancelled	8	(8)	--	--	--	--	--
Non-cash stock
compensation expense	--	875,684	--	--	--	--	875,684
Reclassify unearned compensation	--	(432,631)	--	432,631	--	--	--
Dividends declared of $0.10 per
common share	--	--	(2,756,057)	--	--	--	(2,756,057)
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net
of tax	--	--	--	--	67,436	--	67,436
Change in cumulative translation
adjustment	--	--	--	--	(8,780)	--	(8,780)
Net income	--	--	5,884,068	--	--	--	5,884,068

Total comprehensive income	--	--	5,884,068	--	58,656	--	5,942,724

Balances at December 31, 2006	$7,838	$21,819,709	$26,488,308	$--	$359,025	$(11,924,367)	$36,750,513

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,884,068	$5,236,091	$4,550,634
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,259,669	1,761,623	2,017,621
Deferred income taxes	99,135	264,049	614,871
Loss (gain) on sale of property and equipment	(50)	239	(4,090)
Loss (gain) on sale of other investments	47,616	(43)	75
Tax benefit from exercise of stock options	63,005	84,140	233,345
Non-cash stock compensation expense	1,022,624	112,221	115,339
Change in assets and liabilities, net of effect of
acquisitions:
Trade accounts receivable	(884,575)	(2,079,193)	2,160,923
Unbilled revenues	(1,089,431)	29,026	(187,482)
Prepaid expenses and other	256,809	45,597	(315,139)
Accounts payable	22,006	602,326	(48,381)
Accrued expenses, wages, bonus and profit sharing	(58,680)	328,718	(15,420)
Income taxes payable and recoverable	(714,293)	442,865	(876,140)
Billings in excess of revenues earned	(95,723)	1,360,425	(429,427)

Net cash provided by operating activities	6,812,180	8,188,084	7,816,729

Cash flows from investing activities:
Purchases of property and equipment	(1,453,128)	(1,088,172)	(2,066,807)
Proceeds from sale or property and equipment	50	1,500	4,863
Acquisition, net of cash acquired and earn-out on acquisition	(20,620,521)	(4,459,198)	--
Purchases of securities available-for-sale	(1,378,523)	(19,453,522)	(9,211,409)
Proceeds from the maturities of securities available-for-sale	9,784,215	25,353,137	6,537,109

Net cash provided by (used in) investing activities	(13,667,907)	353,745	(4,736,244)

Cash flows from financing activities:
Proceeds from notes payable	14,795,000	--	--
Payments on notes payable	(5,173,310)	(3,429,571)	(142,710)
Payments on other long term liabilities	--	--	(143,081)
Proceeds from exercise of stock options	926,191	253,877	333,048
Tax benefit on exercise of stock options and vested
restricted stock	341,530	--	--
Purchase of treasury stock	(1,236,055)	(5,932,475)	(2,886,407)
Payment of dividends on common stock	(2,756,057)	(2,258,128)	--

Net cash provided by (used in) financing activities	6,897,299	(11,366,297)	(2,839,150)

Effect of exchange rate changes on cash	(9,171)	20,734	(34,557)
Net increase (decrease) in cash and cash equivalents	32,401	(2,803,734)	206,778
Cash and cash equivalents at beginning of period	843,959	3,647,693	3,440,915

Cash and cash equivalents at end of period	$876,360	$843,959	$3,647,693

Supplemental disclosure of cash paid for:
Interest expense	$600,719	$364,210	$458,581
Income taxes	$3,839,192	$2,479,834	$2,759,669

Supplemental disclosures of non-cash investing activities:
In connection with the Company’s acquisition of businesses in 2006 and 2005, the Company acquired current assets of $730,804 and $53,046, respectively, and assumed current liabilities of $3,201,691 and $151,685, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

        National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 32%, 40%, and 43% of the Company’s total revenues in 2006, 2005 and 2004, respectively. One client accounted for 8%, 11% and 12% of total revenues in 2006, 2005 and 2004, respectively. The Company operates in a single industry segment.

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

Translation of Foreign Currencies

        The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

Revenue Recognition

        The Company derives a majority of its operating revenues from its annually renewable services, which include the performance tracking services, subscription-based educational services and Market Guide. The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Market Guide generally on an annual basis. The Company also derives revenues from its custom and other research projects.

        The Company recognizes revenues from its performance tracking services and its custom and other research projects using the proportional performance method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenues earned on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenues earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

        The Company recognizes subscription-based educational service revenues over the period of time the service is provided. Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

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

        For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $803,000, $680,000 and $583,000, of internal and external costs incurred for the development of internal use software for the years ended December 31, 2006, 2005 and 2004, respectively, with such costs classified as property and equipment.

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

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management believes the following circumstances are important indicators of potential impairment of such assets and as a result may trigger an impairment review:

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

        All of the Company’s goodwill is allocated to one reporting unit, the healthcare services business. As of December 31, 2006, the Company has net goodwill of $30 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2006, 2005 or 2004.

Investments in Marketable Debt Securities

        All marketable debt securities held by the Company at December 31, 2006 and 2005, were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices. Interest income is recognized when earned.

        A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company’s analysis has not resulted in the recognition of an impairment loss on investments in 2006, 2005 or 2004.

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

Share-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R Share-Based Payment (“SFAS No. 123R”) under the modified version of the prospective transition method. Under the modified prospective transition method, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards in accordance with SFAS No. 123R. There was no cumulative effect of initially adopting SFAS No. 123R.

        The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. No share-based compensation costs were capitalized for the twelve-month period ended December 31, 2006. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

2006
(in thousands)
Amounts charged against income, before	$1,023
income tax benefit
Amount of related income tax benefit	399

Total net income impact	$624

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

Earnings Per Share

        Net income per share has been calculated and presented for “basic” and “diluted” per share data. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock. At December 31, 2006, 2005 and 2004, the Company had -0-, 9,439 and 142,896 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

        The weighted average shares outstanding were calculated as follows:

	2006	2005	2004
Common stock	6,836,456	7,037,896	7,181,096
Dilutive effect of options	91,885	61,511	54,438
Dilutive effect of restricted stock	25,623	18,630	13,794

Weighted average shares used for dilutive per
share information	6,953,964	7,118,037	7,249,328

        There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	2006	2005	2004
	(in thousands)
Net income, as reported:	$5,884	$5,236	$4,551
Other comprehensive income:
Unrealized gain (loss) from investments:
Unrealized gains (losses)	112	3	(92)
Related tax (expense) benefit	(44)	1	35

Net	68	4	(57)
Foreign currency translation	(9)	76	304

Total other comprehensive income	59	80	247

Comprehensive income	$5,943	$5,316	$4,798

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R, which eliminates the alternative to use the intrinsic value method of accounting set forth in APB Opinion No. 25 (which generally resulted in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, including stock options. Effective January 1, 2006, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Share-based compensation expense for the twelve months ended December 31, 2006 was $707,218. There was no cumulative effect of initially adopting SFAS No. 123R. The impact of this new accounting standard was six cents per share for the year ending December 31, 2006, representing expense to be recognized for the unvested portion of awards granted to date.

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

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. Management believes that SFAS No. 156 will not have a material effect on the consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. Management believes that the adoption of FIN 48 will not have a material effect on the consolidated financial statements.

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

        In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify prior year misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The Company was required to adopt the provisions of SAB No. 108 in its financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 had no effect on the consolidated financial statements of the Company.

(2)	Acquisitions

        On September 16, 2005, the Company acquired substantially all of the assets of Geriatric Health Systems, LLC (“GHS”), based in California. GHS is a healthcare survey research and analytics firm specializing in measuring health status, health risk and member satisfaction for health plans in the United States. The results of GHS operations have been included in the Company’s consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company expects to expand into the commercial health plan market. The purchase price was $4.0 million in cash, plus the assumption of certain liabilities. The Company paid $3.5 million in cash to the seller at closing and $500,000 into an escrow account. The escrow account was released during the quarter ended June 30, 2006. The Company recorded direct acquisition costs of $111,000.

        The Company has allocated the purchase price as follows, based on the fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

        On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as The Governance Institute (“TGI”). TGI provides board members, executive management and physician leaders of hospitals and health systems with knowledge and solutions to successfully confront a wide array of strategic issues. TGI operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities. The Company paid $17.8 million in cash to the seller at closing and $1.95 million into an escrow account. The escrow account will be released twelve months from the acquisition date pending any unresolved claims. The Company recorded direct acquisition costs of $305,000.

        The Company has allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Current assets	$730,804
Property and equipment	67,573
Customer relationships	2,694,000
Trade name	1,572,000
Goodwill	18,221,635

Total acquired assets	23,286,012
Less total liabilities assumed	3,201,691

Net assets acquired	$20,084,321

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

	2006	2005
	(In thousands, except per share amounts) (Unaudited)
Revenues	$46,812	$40,874
Net income	$6,274	$5,811
Earnings per share - basic	$0.92	$0.83
Earnings per share - diluted	$0.90	$0.82

        On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The results of Smaller World’s operations have been included in the consolidated financial statements since the effective date of March 1, 2003. The purchase price includes two additional scheduled payments in 2006 and 2008. As of December 31, 2005, the first aggregate payment based on meeting certain revenue goals was $536,200, including an additional earn-out of $348,199 recorded to goodwill during the period ended December 31, 2005. This payment was made in March 2006. The second aggregate payment, also based upon certain revenue goals has a minimum of $0 and a maximum of $601,000. As of December 31, 2006, the second aggregate payment included an additional earn-out of $52,068 that was recorded to goodwill during the period ended December 31, 2006. This payment is due in 2008 and is included in other long term liabilities.

(3)	Investments in Marketable Debt Securities

        The Company’s investments in marketable securities are in marketable debt securities classified as obligations of U.S. government agencies. The amortized cost, gross unrealized holding gains and losses and fair value of the Company’s investment in the obligations of U.S. government agencies as of December 31, 2006 and 2005, were as follows:

	2006	2005
Amortized cost	$1,116,963	$9,570,271
Gross unrealized holding gains	2,727	1,140
Gross unrealized holding losses	(9,586)	(119,576)

Fair value	$1,110,104	$9,451,835

        In May 2006, the Company sold $5.6 million of marketable debt securities in advance of their scheduled maturities to partially fund the purchase of TGI. The Company recognized a loss of $46,000 on these securities sold in advance of their scheduled maturities. There were no sales of marketable debt securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2005 or 2004. The fair value and amortized cost of marketable debt securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Fair Value	Amortized Cost
Due after three months through one year	$1,110,104	$1,117,684
Due after one year through five years	--	--

	$1,110,104	$1,117,684

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale:
Obligations of US
government agencies	$(9,586)	$1,110,104	--	--	$(9,586)	$1,110,104

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

(4)	Property and Equipment

        At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Furniture and equipment	$2,266,347	$2,116,480
Computer equipment and software	11,312,691	10,317,841
Building	8,651,441	8,624,019
Land	425,000	425,000

	22,655,479	21,483,340
Less accumulated depreciation and amortization	10,939,546	9,592,531

Net property and equipment	$11,715,933	$11,890,809

(5)	Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following at December 31, 2006 and 2005:

	2006	2005
Goodwill, net	$30,014,337	$11,483,401

Nonamortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,870,497	2,433,465
Trade name	1,572,000	--

Total other intangible assets,	7,633,056	3,624,024
Less accumulated amortization	1,159,412	580,037

Other intangible assets, net	$6,473,644	$3,043,987

        The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2006 and 2005:

Balance as of January 1, 2005	$8,293,346
GHS acquisition	2,788,639
Smaller World acquisition earn-out	348,199
Foreign currency translation	53,217

Balance as of December 31, 2005	$11,483,401

GHS acquisition	257,001
TGI Acquisition	18,221,635
Smaller World acquisition earn-out	52,068
Foreign currency translation	232

Balance as of December 31, 2006	$30,014,337

        The change in the carrying amount of goodwill and customer related intangibles for the year ended December 31, 2006, included the impact of foreign currency translation. Customer related intangibles consisted of customer relationships and surveys, which are being amortized over their estimated useful lives of five to fifteen years. Aggregate amortization expense for customer relationships/surveys for the year ended December 31, 2006, was $591,000. Estimated amortization expense for the next five years is: 2007 — $851,000; 2008 — $804,000; 2009 — $795,000; 2010 — $795,000; 2011 — $766,000.

(6)	Income Taxes

        Income tax expense consisted of the following components:

	Current	Deferred	Total
2006:
Federal	$2,683,441	$109,575	$2,793,016
Foreign	234,340	(20,929)	213,411
State	604,718	10,542	615,260

Total	$3,522,499	$99,188	$3,621,687

2005:
Federal	$2,231,717	$238,868	$2,470,585
Foreign	286,573	(18,894)	267,679
State	494,669	45,437	540,106

Total	$3,012,959	$265,411	$3,278,370

2004:
Federal	$1,752,454	$544,396	$2,296,850
Foreign	43,471	(14,612)	28,859
State	317,188	89,325	406,513

Total	$2,113,113	$619,109	$2,732,222

        The difference between the Company’s income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. federal income tax rate of 34% on pretax income was as follows:

	2006	2005	2004
Expected federal income taxes	$3,231,957	$2,894,917	$2,476,171
Foreign tax rate differential	23,492	30,674	1,846
State income taxes, net of federal benefit and credits	406,072	356,470	268,299
Tax credits and incentives	(36,938)	(34,980)	--
Other	(2,896)	31,289	(14,094)

Total	$3,621,687	$3,278,370	$2,732,222

        Deferred tax assets and liabilities at December 31, 2006 and 2005, were comprised of the following:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$17,278	$40,241
Accrued expenses	186,523	118,741
Stock based compensation	389,530	89,615
Investments available-for-sale	2,641	46,782

Gross deferred tax assets	595,972	295,379
Deferred tax liabilities:
Prepaid expenses	147,635	122,440
Basis in property and equipment	1,109,895	1,234,664
Intangible assets	1,309,998	734,409

Gross deferred tax liabilities	2,567,528	2,091,513

Net deferred tax liabilities	$(1,971,556)	$(1,796,134)

        The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

        The undistributed earnings of the Company’s foreign subsidiary of approximately $1.2 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

(7)	Notes Payable

        Notes payable consisted of the following:

	2006	2005
Note payable to US Bank, interest varies with the prime rate, no scheduled principal payments, final payment of interest
and principal due October 31, 2010, secured by land and
building	$--	$1,471,283
Note payable to US Bank, interest 7.21% fixed rate,
scheduled principal payment of $106,000, final payment of
interest and principal due May 31, 2013, secured by land,
building, accounts receivable and intangibles	8,697,973	--
Credit facility with US Bank, subject to borrowing base of 75%
of eligible accounts receivable, matures July 31, 2007,
maximum available $3.5 million	2,395,000	--
Less current portion	3,110,106	1,471,283

Note payable, net of current portion	$7,982,867	$--

        The note payable to US Bank outstanding as of December 31, 2005, was paid in full during 2006. On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. As of December 31, 2006, the revolving credit note had a balance of $2,395,000. Monthly installment payments were made on the term note in accordance with the credit facility.

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

        The aggregate maturities of the note payable and credit facility for each of the five years subsequent to December 31, 2006, are: 2007 — $3,110,000; 2008 — $711,000; 2009 — $767,000; 2010 — $825,000; and 2011 — $888,000.

(8)	Stock Option Plans

        In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At December 31, 2006, there were 46,311 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 553,689 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

        In May 2004, the Board of Directors adopted, and on May 5, 2005, the Company’s shareholders approved the National Research Corporation 2004 Director Plan (the “2004 Director Plan”). The 2004 Director Plan provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. In May 2004, each such director was granted an option to purchase 11,000 shares of the Company’s common stock. On the date of each subsequent Annual Meeting of Shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 12,000 shares of the Company’s common stock. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director. At December 31, 2006, there were 121,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 129,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

        In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant, and option terms are generally five to ten years. Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant. At December 31, 2006, no awards had been granted under the 2006 Equity Incentive Plan.

        The Company granted options to purchase 128,862, 130,688 and 172,235 shares of the Company’s common stock during the years ended December 31, 2006, 2005 and 2004, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2006	2005	2004
Expected dividend yield at date of grant	1.77-1.86%	1.90-2.25%	0%
Expected stock price volatility	25.0-39.0%	38.4-46.3%	40.2%
Risk-free interest rate	4.41-4.90%	3.60-4.17%	2.99%
Expected life of options (in years)	4.00 to 6.00	3.75 to 6.00	3.75 to 5.00

        The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

        The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2006:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	465,069	$13.17	--	--
Granted	128,862	$19.25	--	--
Exercised	(89,307)	$10.43	--	--
Canceled/expired	(28,958)	$15.95	--	--

Outstanding at end of period	475,666	$15.16	7.50	$3,587,416

Exercisable at end of period	88,532	$14.76	7.10	$700,155

        The weighted average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004, was $6.02, $4.97 and $6.17, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004, was $1.0 million, $211,000 and $622,000, respectively. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, which was expected to be recognized over a weighted average period of 2.54 years.

        Cash received from stock options exercised for the years ended December 31, 2006, 2005 and 2004, was $926,000, $254,000, and $333,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $405,000, $84,000 and $233,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

        During 2006, 2005 and 2004, the Company granted 13,218, 27,278 and 2,483 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of December 31, 2006, the Company had 49,720 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. As a result of the adoption of SFAS No. 123R, amounts related to non-vested stock, previously included in stockholder’s equity as unearned compensation, are included in additional paid-in capital as of December 31, 2006. The Company recognized $168,466, $112,211 and $115,339 of non-cash compensation for the years ended December 31, 2006, 2005 and 2004, respectively, related to this non-vested stock.

        The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the year ended December 31, 2006.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share($)
Outstanding at beginning of period	48,686	$13.61
Granted	13,218	$20.43
Vested	(6,934)	$15.38
Forfeited	(5,250)	$11.00

Outstanding at end of period	49,270	$15.45

        The total intrinsic value of non-vested stock awards vested during the years ended December 31, 2006, 2005 and 2004, was $147,000, $40,000 and $-0-, respectively. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock awards was approximately $476,000 and is expected to be recognized over a weighted average period of 2.36 years.

        The Company has issued awards to certain officers of the Company based on meeting certain performance criteria and are accounted for as liability-based awards. The awards are expensed upon the successful completion of the performance criteria over the performance and vesting period . The liability for unissued awards as of December 31, 2006, is $146,940, which is recorded in accrued expenses. The Company recognized $146,940, $-0-, and $-0- of non-cash compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to these awards.

        In periods prior to January 1, 2006, the Company applied the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, no compensation expense was reflected in net income as all options granted had an exercise price equal to the fair value of common stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share for the years ended December 31, 2005 and 2004, respectively, if compensation expense had been recorded in net income under the fair-value-based method in accordance SFAS No. 123R.

	2005	2004
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net income:
As reported	$5,236	$4,551
Less: Total share-based compensation expense determined
under the fair value method for all awards, net
of tax	(341)	(217)

Pro forma	$4,895	$4,334

Earnings per share:
Basic, as reported	$0.74	$0.63
Basic, pro forma	$0.70	$0.60
Diluted, as reported	$0.74	$0.63
Diluted, pro forma	$0.69	$0.60

(9)	Leases

        The Company leases printing equipment and services in the United States, and office space in Canada and California. The Company has recorded rent expense of $386,000, $277,000 and $233,000 in 2006, 2005 and 2004, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2006 are: 2007 — $362,000; 2008 — $291,000; 2009 — $216,000; 2010-$24,000.

(10)	Related Party

        A Board member of the Company also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. As of December 31, 2006, $253,578 was expensed on research work. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC+Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each symposium, which amounted to approximately $12,000 in 2006, and $15,000 in 2005 and 2004. In addition, the Company was a party to an agreement with the Picker Institute under which the Company may market certain products under the Picker Symposium Educational Products name. Under this agreement, the Picker Institute received a portion of the net receipts from any sales of such products, which amounted to approximately $-0-, $2,000, and $12,000 in 2006, 2005 and 2004 respectively.

(11)	Associate Benefits

        The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. In 2006, the Company contributed $123,862 as a matching percentage of associate 401k contributions. No contributions were made by the Company in 2005 or 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting or financial disclosure required to be reported pursuant to this item.

Item 9A.	Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2006.

        There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

        The Company has no other information to report pursuant to this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s associates, including the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.nationalresearch.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.nationalresearch.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

        The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2006,” “Option Exercises and Stock Vested,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2006.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders (1)	475,666	$15.16	767,311
Equity compensation plans
not approved by security
holders	--	--	--

Total	475,666	$15.16	767,311

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan. Plan.
(2)	As of December 31, 2006, the Company had authority to award up to 140,863 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 46,311 as of December 31, 2006. Under the 2006 Equity Incentive Plan the Company had authority to award up to 200,000 additional shares of restricted Common Stock.

Item 13.	Certain Relationships and Related Transactions

        The information required by this Item is included under the caption “Corporate Governance — Transactions with Related Persons” in the Proxy Statement and is hereby incorporated by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2007.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	Chief Executive Officer and Director (Principal	March 29, 2007
Michael D. Hays	Executive Officer)
/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 29, 2007
Patrick E. Beans	Financial Officer and Director (Principal Financial
and Accounting Officer)
/s/ Joseph W. Carmichael	President and Director	March 29, 2007
Joseph W. Carmichael
/s/ JoAnn M. Martin	Director	March 29, 2007
JoAnn M. Martin
/s/ John N. Nunnelly	Director	March 29, 2007
John N. Nunnelly
/s/ Paul C. Schorr III	Director	March 29, 2007
Paul C. Schorr III
/s/ Gail L. Warden	Director	March 29, 2007
Gail L. Warden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2004	$78,000	$26,491	$3,965	$100,526
Year Ended December 31, 2005	$100,526	$2,657	$--	$103,183
Year Ended December 31, 2006	$103,183	$(58,881)	$--	$44,302

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

(3.1)	Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.2 to National Research Corporation’s Current Report on Form 8-K dated March 15, 2006 (File No. 0-29466)]

(10.1)*	National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)*	National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)*	National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)*	National Research Corporation 2004 Director Stock Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 4, 2005 (File No. 0-29466)]

(10.5)	Asset Purchase Agreement, dated as of September 16, 2005, among National Research Corporation, Geriatric Health Systems, LLC, Health Services Benefit Administrators, Inc. and Peter Yedidia [Incorporated by reference to Exhibit 2.1 to National Research Corporation’s current Report of Form 8-K dated September 16, 2005 (File No. 0-29466)]

(10.6)+	Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(10.7)*	Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.8)*	Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*	Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

(10.10)	Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

Exhibit
Number	Exhibit Description

(10.11)*	Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.12)*	Restricted Stock Incentive Plan for Joseph W. Carmichael, as amended and restated, under the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 3, 2006 (File No. 0-29466)]

(10.13)*	Director’s Compensation Summary [Incorporated by reference to Exhibit (10.11) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-29466)]

(10.14)*	Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan

(10.15)*	Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2006 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2006; except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.