Form 10-Q
period 2007-03-31
NATIONAL RESEARCH CORP
filed 2007-05-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Common Stock, $.001 par value, outstanding as of May 3, 2007: 6,920,708 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2007

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-13
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13-16
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	16
	Item 4.	Controls and Procedures	16-17
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	17
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	17
	Item 6.	Exhibits	17
	Signatures		18
	Exhibit Index		19

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,357,874	$876,360
Investments in marketable debt securities	1,027,645	1,110,104
Trade accounts receivable, less allowance for doubtful accounts of $51,018
and $44,302 in 2007 and 2006, respectively	8,925,852	6,733,595
Unbilled revenues	1,367,822	2,272,194
Prepaid expenses and other	1,206,843	1,058,017
Recoverable income taxes	--	898,264
Deferred income taxes	45,461	48,410

Total current assets	13,931,497	12,996,944
Property and equipment, net	11,685,797	11,715,933
Goodwill	30,253,872	30,014,337
Intangible assets, net	6,251,966	6,473,644
Deferred income taxes	350,014	279,865
Other	50,539	51,268

Total assets	$62,523,685	$61,531,991

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$726,540	$3,110,106
Accounts payable	1,027,419	1,152,657
Accrued wages, bonus and profit sharing	1,593,498	1,593,823
Accrued expenses	536,615	358,577
Income taxes payable	29,348	--
Billings in excess of revenues earned	10,465,427	8,263,692

Total current liabilities	14,378,847	14,478,855
Note payable, net of current portion	7,609,071	7,982,867
Deferred income taxes	2,260,775	2,267,688
Other long-term liabilities	274,383	52,068

Total liabilities	24,523,076	24,781,478
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued
7,869,778 in 2007 and 7,837,848 in 2006, outstanding 6,920,261 in 2007
and 6,890,631 in 2006	7,870	7,838
Additional paid-in capital	22,325,757	21,819,709
Retained earnings	27,251,931	26,488,308
Accumulated other comprehensive income, net of taxes	391,074	359,025
Treasury stock, at cost; 949,517 shares in 2007 and 947,217 shares in 2006	(11,976,023)	(11,924,367)

Total shareholders’ equity	38,000,609	36,750,513

Total liabilities and shareholders’ equity	$62,523,685	$61,531,991

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues	$12,204,981	$9,476,383
Operating expenses:
Direct expenses	5,448,446	4,100,033
Selling, general and administrative	3,399,795	3,006,027
Depreciation and amortization	627,169	470,174

Total operating expenses	9,475,410	7,576,234

Operating income	2,729,571	1,900,149
Other income (expense):
Interest income	14,017	82,091
Interest expense	(167,319)	(9,721)
Other, net	16,299	(14,499)

Total other income (expense)	(137,003)	57,871

Income before income taxes	2,592,568	1,958,020
Provision for income taxes	998,550	741,098

Net income	$1,594,018	$1,216,922

Net income per share - basic and diluted	$.23	$.18

Weighted average shares and share equivalents outstanding - basic	6,841,603	6,819,100

Weighted average shares and share equivalents outstanding - diluted	6,964,021	6,918,099

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,594,018	$1,216,922
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	627,169	470,174
Deferred income taxes	(78,272)	(61,360)
Non-cash share based compensation expense	289,227	215,339
Net changes in assets and liabilities:
Trade accounts receivable	(2,155,711)	(236,344)
Unbilled revenues	910,638	(359,426)
Prepaid expenses and other	(126,742)	176,102
Accounts payable	(128,025)	(291,474)
Accrued expenses, wages, bonuses and profit sharing	323,165	(486,709)
Income taxes recoverable and payable	926,046	392,392
Billings in excess of revenues earned	2,192,435	195,847

Net cash provided by operating activities	4,373,948	1,231,463

Cash flows from investing activities:
Purchases of property and equipment	(375,959)	(373,880)
Purchases of securities available-for-sale	(167,723)	(1,349,676)
Proceeds from the maturities of securities available-for-sale	260,281	2,138,158

Net cash provided by (used in) investing activities	(283,401)	414,602

Cash flows from financing activities:
Proceeds from notes payable	125,000	--
Payments on notes payable	(2,882,362)	(1,271,283)
Proceeds from exercise of stock options	60,580	332,723
Purchases of treasury stock	(51,656)	--
Tax benefit from exercise of stock options	9,333	166,623
Payment of dividends on common stock	(830,395)	(687,707)

Net cash used in financing activities	(3,569,500)	(1,459,644)

Effect of exchange rate changes on cash	(39,533)	520

Increase in cash and cash equivalents	481,514	186,941
Cash and cash equivalents at beginning of period	876,360	843,959

Cash and cash equivalents at end of period	$1,357,874	$1,030,900

Supplemental disclosure of cash paid for:
Interest expense	$124,046	$9,721
Income taxes	$619,734	$246,752

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices.

The consolidated balance sheet of the Company at December 31, 2006, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission in April 2007.

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

The functional currency of the Company’s foreign subsidiary is the subsidiary’s local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the income statement.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended March 31
	(in thousands)
	2007	2006
Net income	$1,594	$1,217
Other comprehensive income:
Unrealized gains from investments:
Unrealized gains	10	29
Related tax expense	(4)	(13)

Net	6	16
Foreign currency translation	26	(3)

Total other comprehensive income	32	13

Comprehensive income	$1,626	$1,230

3.	ACQUISITIONS

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

The following unaudited pro forma information for the Company has been prepared as if the acquisition of TGI had occurred on January 1, 2006. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.

	Three months ended March 31,
	2007	2006
	(In thousands, except per share amounts) (Unaudited)
Revenues	$12,205	$11,489
Net income	$1,594	$1,449
Earnings per share - basic	$.23	$.21
Earnings per share - diluted	$.23	$.21

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The purchase price includes two additional scheduled payments in 2006 and 2008. The first payment of $536,200 was made in March 2006. The second aggregate payment has a minimum of $0 and a maximum of $601,000 based on meeting certain revenue goals. As of March 31, 2007, the second aggregate payment of $274,000 was included in other long-term liabilities.

4.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the three-month period ended March 31, 2007, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2004.

5.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of March 31, 2007, the revolving credit note had a zero balance. Monthly installment payments were made on the term note in accordance with the credit facility.

The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2007, the Company was in compliance with these restrictions and covenants.

6.	SHARE-BASED COMPENSATION

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

The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three-months ended March 31,
	2007	2006
	(in thousands)
Amounts charged against income, before income tax benefit	$289	$215
Amount of related income tax benefit	113	83

Total net income impact	$176	$132

The share-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At March 31, 2007, there were 5,215 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 594,785 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director. At March 31, 2007, there were 121,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 129,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At March 31, 2007, there were 531,303 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 68,697 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted 83,382 and 80,862 stock options during the three-month periods ended March 31, 2007 and 2006, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2007	2006
Expected dividend yield at date of grant	1.76%	1.86%
Expected stock price volatility	29.90%	39.90%
Risk-free interest rate	4.54%	4.41%
Expected life of options (in years)	6.00	6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2007.

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	475,666	$15.16
Granted	83,382	$22.87
Exercised	(3,807)	$16.38
Canceled / expired	(433)	$15.92

Outstanding at end of period	554,808	$16.31	7.64	$2,836,291

Exercisable at end of period	84,416	$14.72	6.94	$530,159

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2007 and 2006, was $7.08 and $6.49, respectively. The total intrinsic value of share options exercised during the three months ended March 31, 2007 and 2006, was $24,000 and $429,000, respectively. As of March 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, which was expected to be recognized over a weighted average period of 3.23 years.

Cash received from stock options exercised for the three-month periods ended March 31, 2007 and 2006, was $62,000 and $333,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $9,000 and $167,000, for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the Company granted 28,123 non-vested shares of common stock under the 2006 Equity Incentive Plan. As of March 31, 2007, the Company had 77,843 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $92,000 and $44,000, of non-cash compensation expense for the three months ended March 31, 2007 and 2006, respectively related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to employees under the Company’s 2001 and 2006 Equity Incentive Plans for the three months ended March 31, 2007.

	Shares Outstanding	Weighted Average Grant Date Fair Value per Share ($)
Outstanding at beginning of period	49,720	$15.45
Granted	28,123	$23.33
Vested	--	--
Forfeited	--	--

Outstanding at end of period	77,843	$18.29

The weighted-average grant date fair value of non-vested stock granted during the three months ended March 31, 2007 and 2006, was $23.33 and $17.25, respectively. As of March 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $894,000 and is expected to be recognized over a weighted average period of 2.25 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Goodwill	$30,253,872	$30,014,337

Nonamortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,872,873	4,870,497
Trade name	1,572,000	1,572,000

Total other intangible assets,	7,635,432	7,633,056
Less accumulated amortization	1,383,466	1,159,412

Other intangible assets, net	$6,251,966	$6,473,644

The change in the carrying amount of goodwill and customer relationships included the impact of foreign currency translation.

8.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2007 and 2006, respectively, no options were excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	2007	2006
	(in thousands)
Weighted average shares and share equivalents - basic	6,842	6,819
Weighted average dilutive effect of options	96	78
Weighted average dilutive effect of restricted stock	26	21

Weighted average shares and share equivalents - dilutive	6,964	6,918

9.	ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 were effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no effect on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 were effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no effect on the consolidated financial statements of the Company.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective at the beginning of the first fiscal year that begins after December 15, 2006. The adoption of FIN 48 had no effect on the consolidated financial statements of the Company.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 157 will not have a material effect on the consolidated financial statements.

9.	RELATED PARTY

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the three-month period ended March 31, 2007, $47,000 was expensed on research work. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC+Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. There were no payments related to the Symposium for the periods ended March 31, 2007 and March 31, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs. The Company’s primary types of information services are performance tracking services, custom research, subscription-based educational and improvement services and its Healthcare Market Guide.

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

	Percentage of Total Revenues Three months ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Operating expenses:
Direct expenses	44.6%	43.3%
Selling, general and administrative	27.9	31.7
Depreciation and amortization	5.1	5.0

Total operating expenses:	77.6	80.0

Operating income	22.4%	20.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenues. Total revenues for the three-month period ended March 31, 2007 increased 28.8% to $12.2 million compared to $9.5 million in the three-month period ended March 31, 2006, primarily due to increases in scope of work from existing clients and the addition of new clients. In addition, the acquisition of TGI in May 2006 generated $2.1 million of revenue in the quarter ended March 31, 2007.

Direct expenses. Direct expenses increased 32.9% to $5.4 million in the three-month period ended March 31, 2007, compared to $4.1 million in the same period during 2006. The change was primarily due to servicing the 28.8% increase in revenue and additional expenses related to the TGI business. The change in direct expenses included increases in printing and postage of $340,000, conference costs of $481,000, salaries and benefits of $126,000, and fieldwork and fees of $164,000. Direct expenses increased as a percentage of total revenues to 44.6% in the three-month period ended March 31, 2007 from 43.3% during the same period of 2006. The increase in the direct expense percentage in 2007 was largely due to the mix of business during the period. During the balance of 2007, the Company expects direct expenses as a percentage of total revenues to be in the middle of the range of the Company’s model of 43% to 45% of total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.1% to $3.4 million for the three-month period ended March 31, 2007, compared to $3.0 million for the same period in 2006. The change was primarily due to increases in salary and benefit expenses of $387,000 related to the TGI business. Selling, general, and administrative expenses decreased as a percentage of total revenues to 27.9% for the three-month period ended March 31, 2007 from 31.7% for the same period in 2006. The Company expects selling, general and administrative expenses as a percentage of total revenues for 2007 to be higher than the model of 23% to 25%, primarily because the model does not incorporate share-based compensation under SFAS No. 123R. However, the Company should be able to reduce the percentage below its current levels in the second half of 2007.

Depreciation and amortization. Depreciation and amortization expenses increased 33.4% to $627,000 for the three-month period ended March 31, 2007, compared to $470,000 in the same period of 2006. The increase was primarily due to the amortization of intangibles associated with the acquisition of TGI. Depreciation and amortization expenses as a percentage of total revenues increased to 5.1% in the three-month period ended March 31, 2007 from 5.0% in the same period of 2006. Depreciation and amortization expenses are expected to be at the lower end of the Company’s model of 4.5% to 6.0% of total revenues for the remainder of the year.

Provision for income taxes. The provision for income taxes totaled $999,000 (38.5% effective tax rate) for the three-month period ended March 31, 2007, compared to $741,000 (37.8% effective tax rate) for the same period in 2006. The effective tax rate was higher in 2007 due to differences in state income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $447,000 as of March 31, 2007, compared to a working capital deficiency of $1.5 million on December 31, 2006. The increase in working capital was primarily due to increased cash flow used to pay off the revolving line of credit which had a balance of $2.4 million at the end of 2006. This increase was partially offset by an increase in billings in excess of revenue earned.

Billings in excess of revenue earned increased primarily due to timing of initial billings on new contracts. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenues earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenues earned in excess of billings, or unbilled revenue. Substantially all deferred and unbilled revenues will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the three-month period ended March 31, 2007 were $376,000. The Company has budgeted approximately $1.5 million for additional capital expenditures in 2007 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2007 will be primarily for computer hardware and software, production equipment, building improvements and furniture.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. As of March 31, 2007, the Company’s debt totaled $8.3 million, which consisted of the balance remaining on the term note. The revolving line of credit had a zero balance as of March 31, 2007 and matures on July 31, 2007. The Company expects to extend the term of the revolving line of credit for at least one year beyond the maturity date.

The purchase price for Smaller World Communications Inc. includes two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, has a minimum of $0 and a maximum of $601,000. As of March 31, 2007, the second aggregate payment of $274,000 was included in other long-term liabilities.

Shareholders’ equity increased $1.3 million to $38.0 million as of March 31, 2007 from $36.8 million as of December 31, 2006. The increase primarily reflected net income, non-cash compensation expense and the exercise of stock options. This was partially offset by the payment of dividends and the purchase of treasury stock. During 2007, the Company paid $830,000 in cash dividends.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of March 31, 2007, the remaining shares that can be purchased are 695,483.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2006.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the three months ended March 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of May 3, 2007, 695,483 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2007	0	$ 0.00	0	697,783
Feb 1 - Feb 28, 2007	300	$ 23.05	300	697,483
Mar 1 - Mar 31, 2007	2,000	$ 22.37	2,000	695,483

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 11, 2007	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2007	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarterly Period ended March 31, 2007

Exhibit

(10.1)	Directors compensation summary.

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.