Form 10-Q
period 2007-06-30
NATIONAL RESEARCH CORP
filed 2007-08-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, $.001 par value, outstanding as of August 1, 2007: 6,925,742 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2007

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-13
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13-16
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	17
	Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	17
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	17-18
	Item 4.	Submission of Matters to a Vote of Security Holders	18
	Item 6.	Exhibits	18
	Signatures		19
	Exhibit Index		20

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,122,130	$876,360
Investments in marketable debt securities	752,894	1,110,104
Trade accounts receivable, less allowance for doubtful accounts of $58,494 and $44,302
in 2007 and 2006, respectively	7,725,380	6,733,595
Unbilled revenue	2,058,201	2,272,194
Prepaid expenses and other	1,612,360	1,058,017
Recoverable income taxes	55,746	898,264
Deferred income taxes	58,741	48,410

Total current assets	14,385,452	12,996,944
Property and equipment, net	11,634,136	11,715,933
Goodwill	30,751,489	30,014,337
Intangible assets, net	6,042,770	6,473,644
Deferred income taxes	428,332	279,865
Other	49,810	51,268

Total assets	$63,291,989	$61,531,991

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$685,806	$3,110,106
Accounts payable	1,072,202	1,152,657
Accrued wages, bonus and profit sharing	1,438,039	1,593,823
Accrued expenses	559,693	358,577
Billings in excess of revenue earned	11,045,140	8,263,692

Total current liabilities	14,800,880	14,478,855
Note payable, net of current portion	6,077,260	7,982,867
Deferred income taxes	2,374,905	2,267,688
Other long-term liabilities	588,628	52,068

Total liabilities	23,841,673	24,781,478
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,876,957 in 2007
and 7,837,848 in 2006, outstanding 6,925,042 in 2007 and 6,890,631 in 2006	7,877	7,838
Additional paid-in capital	22,746,921	21,819,709
Retained earnings	28,061,322	26,488,308
Accumulated other comprehensive income, net of taxes	674,379	359,025
Treasury stock, at cost; 952,466 shares in 2007 and 947,217 shares in 2006	(12,040,183)	(11,924,367)

Total shareholders’ equity	39,450,316	36,750,513

Total liabilities and shareholders’ equity	$63,291,989	$61,531,991

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$11,945,359	$10,663,436	$24,150,340	$20,139,819
Operating expenses:
Direct expenses	5,365,950	4,979,955	10,814,396	9,079,988
Selling, general and administrative	3,250,574	3,041,664	6,650,369	6,047,691
Depreciation and amortization	623,095	500,434	1,250,264	970,608

Total operating expenses	9,239,619	8,522,053	18,715,029	16,098,287

Operating income	2,705,740	2,141,383	5,435,311	4,041,532
Other income (expense):
Interest income	55,202	55,990	69,219	138,081
Interest expense	(135,921)	(81,964)	(303,240)	(91,685)
Other, net	51,011	(9,927)	67,310	(24,426)

Total other income (expense)	(29,708)	(35,901)	(166,711)	21,970

Income before income taxes	2,676,032	2,105,482	5,268,600	4,063,502
Provision for income taxes	1,035,386	786,585	2,033,936	1,527,683

Net income	$1,640,646	$1,318,897	$3,234,664	$2,535,819

Net income per share - basic	$.24	$.19	$.47	$.37

Net income per share - diluted	$.23	$.19	$.46	$.37

Weighted average shares and share equivalents
outstanding - basic	6,845,392	6,845,360	6,843,508	6,831,537
Weighted average shares and share equivalents
outstanding - diluted	7,001,899	6,970,138	6,979,156	6,937,629

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,234,664	$2,535,819
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,250,264	970,608
Deferred income taxes	(56,765)	(317,190)
Loss on disposal of property & equipment	128	--
Non-cash share based compensation expense	562,304	524,263
Net changes in assets and liabilities:	--
Trade accounts receivable	(828,847)	(487,655)
Unbilled revenue	282,763	(1,409,069)
Prepaid expenses and other	(529,289)	(114,888)
Accounts payable	(91,525)	(61,601)
Accrued expenses, wages, bonuses and profit sharing	181,824	(527,291)
Income taxes recoverable and payable	808,825	87,852
Billings in excess of revenues earned	2,677,873	998,824

Net cash provided by operating activities	7,492,219	2,199,672

Cash flows from investing activities:
Purchases of property and equipment	(721,032)	(792,944)
Proceeds from sale of property and equipment	200	--
Acquisition, net of cash acquired	--	(20,084,321)
Purchases of securities available-for-sale	(2,396,927)	(1,378,523)
Proceeds from the maturities of securities available-for-sale	2,764,549	9,239,336

Net cash used in investing activities	(353,210)	(13,016,452)

Cash flows from financing activities:
Proceeds from notes payable	375,000	12,500,000
Payments on notes payable	(4,704,907)	(1,271,283)
Proceeds from exercise of stock options	170,299	507,430
Purchases of treasury stock	(115,816)	(63,733)
Tax benefit from exercise of stock options	47,709	283,454
Payment of dividends on common stock	(1,661,650)	(1,378,413)

Net cash provided by (used in) financing activities	(5,889,365)	10,577,455

Effect of exchange rate changes on cash	(3,874)	(29,897)

Increase (decrease) in cash and cash equivalents	1,245,770	(269,222)
Cash and cash equivalents at beginning of period	876,360	843,959

Cash and cash equivalents at end of period	$2,122,130	$574,737

Supplemental disclosure of cash paid for:
Interest expense	$260,202	$35,807
Income taxes	$1,272,514	$1,479,132

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Net income	$1,641	$1,319	$3,235	$2,536
Other comprehensive income:
Unrealized gain (loss) from investments
Unrealized gains	--	58	10	87
Related tax benefit	--	(22)	(4)	(35)

Net	--	36	6	52
Foreign currency translation	283	99	309	96

Total other comprehensive income	283	135	315	148

Comprehensive income	$1,924	$1,454	$3,550	$2,684

The components of accumulated other comprehensive incomes were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) from Investments	Accumulated Other Comprehensive Income
Balance at June 30, 2007	$ 672	$ 2	$ 674

Balance at December 31, 2006	$ 363	$ (4)	$ 359

3.	ACQUISITIONS

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

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(In thousands, except per share amount) (Unaudited)
Revenue	$11,689	$23,181
Net income	$1,376	$2,925
Net income per share - basic	$0.20	$0.43
Net income per share - diluted	$0.20	$0.42

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The purchase price included two additional scheduled payments in 2006 and 2008. The first payment of $536,200 was made in March 2006. The second aggregate payment has a minimum of $0 and a maximum of $601,000 based on meeting certain revenue goals. As of June 30, 2007, the second aggregate payment of $589,000 was included in other long-term liabilities.

4.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the six-month period ended June 30, 2007, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2006.

5.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provided a revolving credit facility that matured on July 31, 2007. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2007. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of June 30, 2007, the revolving credit note had a zero balance. Monthly installment payments were made on the term note in accordance with the credit facility. In addition, additional pay downs on the loan were made with no prepayment penalties. The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles.

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

The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(In thousands)	(In thousands)
Amounts charged against income,
before income tax benefit	$273	$562
Amount of related income tax benefit	103	216

Total net income impact	$170	$346

The share-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At June 30, 2007, there were 20,721 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 579,279 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director. At June 30, 2007, there were 73,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 177,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At June 30, 2007, there were 527,311 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 72,689 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted 48,000 stock options during each of the three-month periods ended June 30, 2007 and 2006, and 131,382 and 128,862 during the six-month periods ending June 30, 2007 and 2006, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Six months ended June 30,
	2007	2006
Expected dividend yield at date of grant	1.76-1.92%	1.77-1.86%
Expected stock price volatility	22.70-29.90%	25.00-39.00%
Risk-free interest rate	4.54-4.59%	4.41-4.90%
Expected life of options (in years)	4.00-6.00	4.00-6.00

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the option at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates (employees) that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 (under which no additional options will be granted) and the 2004 Director Plans for the six months ended June 30, 2007.

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	475,666	$15.16
Granted	131,382	$23.67
Exercised	(10,745)	$15.49
Canceled / expired	(14,018)	$17.57

Outstanding at end of period	582,285	$17.01	7.63	$3,687,262

Exercisable at end of period	127,148	$17.67	7.56	$ 607,297

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2007 and 2006, was $6.39 and $6.02, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2007 and 2006, was $96,000 and $728,000, respectively. As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million, which was expected to be recognized over a weighted average period of 2.8 years.

Cash received from stock options exercised for the six-month periods ended June 30, 2007 and 2006, was $170,000 and $507,000 respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $47,000 and $283,000 for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, the Company granted 32,115 non-vested shares of common stock under the 2006 Equity Incentive Plan. As of June 30, 2007, the Company had 75,517 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $159,000 and $95,000, of non-cash compensation expense for the six months ended June 30, 2007 and 2006, respectively, and $67,000 and $51,000 for the three months ended June 30, 2007 and 2006, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the six months ended June 30, 2007.

	Shares Outstanding	Weighted Average Grant Date Fair Value per Share ($)
Outstanding at beginning of period	49,720	$15.45
Granted	32,115	$23.54
Vested	(3,118	$16.03
Forfeited	(3,200	$11.00

Outstanding at end of period	75,517	$19.05

The weighted-average grant date fair value of non-vested stock granted during the six months ended June 30, 2007 and 2006, was $23.54 and $18.61, respectively. As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $892,000 and is expected to be recognized over a weighted average period of 1.88 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Goodwill	$30,751,489	$30,014,337

Nonamortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,898,167	4,870,497
Trade name	1,572,000	1,572,000

Total other intangible assets,	7,660,726	7,633,056
Less accumulated amortization	1,617,956	1,159,412

Other intangible assets, net	$6,042,770	$6,473,644

The change in the carrying amount of goodwill and customer relationships included the impact of foreign currency translation and the additional purchase price for the Smaller World acquisition.

8.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2007 and 2006, the Company had 48,000 and -0- options respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Weighted average shares and share
equivalents - basic	6,845	6,845	6,844	6,832
Weighted average dilutive effect of options	118	105	108	86
Weighted average dilutive effect of
restricted stock	39	20	27	20

Weighted average shares and share
equivalents - dilutive	7,002	6,970	6,979	6,938

9.	ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 157 will not have a material effect on the consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 are effective as of the beginning of a company’s first fiscal year that begins after December 15, 2007. Management believes that EITF 07-3 will not have a material effect on the consolidated financial statements.

10.	RELATED PARTY

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the six-month period ended June 30, 2007, $128,000 was expensed on research work. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC+Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. There were no payments related to the Symposium for the periods ended June 30, 2007 and June 30, 2006.

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

Results of Operations

The following table sets forth for the periods indicated, selected financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	44.9	46.7	44.8	45.1
Selling, general and	27.2	28.5	27.5	30.0
administrative
Depreciation and amortization	5.2	4.7	5.2	4.8

Total operating expenses	77.3	79.9	77.5	79.9

Operating income	22.7%	20.1%	22.5%	20.1%

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Total revenue. Total revenue for the three-month period ended June 30, 2007, increased 12% to $11.9 million compared to $10.7 million in the three-month period ended June 30, 2006, primarily due to the acquisition of TGI in May 2006.

Direct expenses. Direct expenses increased 7.8% to $5.4 million in the three-month period ended June 30, 2007, compared to $5.0 million in the same period during 2006. The change was primarily due to additional expenses related to the TGI business, including increases in conference costs of $280,000 and salaries and benefits of $112,000, partially offset by reductions in some expenses on the balance of the Company. Direct expenses decreased as a percentage of total revenue to 44.9% in the three-month period ended June 30, 2007, from 46.7% during the same period of 2006. The decrease in the direct expense percentage in 2007 was largely due to the increase in our higher margin products as a percent of total revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.9% to $3.3 million for the three-month period ended June 30, 2007, compared to $3.0 million for the same period in 2006. The change was primarily due to increases in salary and benefit expenses of $190,000 mostly related to the TGI business. Selling, general, and administrative expenses decreased as a percentage of total revenues to 27.2% for the three-month period ended June 30, 2007, from 28.5% for the same period in 2006.

Depreciation and amortization. Depreciation and amortization expenses increased 24.5% to $623,000 for the three-month period ended June 30, 2007, compared to $500,000 in the same period of 2006. The increase was primarily due to the amortization of intangibles associated with the acquisition of TGI. Depreciation and amortization expenses as a percentage of total revenues increased to 5.2% in the three-month period ended June 30, 2007, from 4.7% in the same period of 2006.

Provision for income taxes. The provision for income taxes totaled $1,035,000 (38.5% effective tax rate) for the three-month period ended June 30, 2007, compared to $787,000 (37.4% effective tax rate) for the same period in 2006. The effective tax rate was higher in 2007 due to differences in state income taxes.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Total revenue. Total revenue for the six-month period ended June 30, 2007, increased 19.9% to $24.2 million compared to $20.1 million in the six-month period ended June 30, 2006, primarily due to the acquisition of TGI, increases in scope of work from existing clients and the addition of new clients. The acquisition of TGI in May 2006 generated $3.4 million more of revenue in the six-month period ended June 30, 2007, as compared to the six-month period ended June 30, 2006.

Direct expenses. Direct expenses increased 19.1% to $10.8 million in the six-month period ended June 30, 2007, compared to $9.1 million in the same period during 2006. The change was primarily due to servicing the 19.9% increase in revenue and additional expenses related to the TGI business. The change in direct expenses included increases in conference costs of $762,000, fieldwork and contract services of $381,000, salaries and benefits of $201,000, and printing and postage of $134,000. Direct expenses decreased as a percentage of total revenues to 44.8% in the six-month period ended June 30, 2007, from 45.1% during the same period of 2006, largely due to the increase in our higher margin products as a percent of total revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.0% to $6.7 million for the six-month period ended June 30, 2007, compared to $6.0 million for the same period in 2006. The change was primarily due to increases in salary and benefit expenses of $576,000, and rent and repairs of $118,000 mainly related to the TGI business. Selling, general, and administrative expenses decreased as a percentage of total revenues to 27.5% for the six-month period ended June 30, 2007 from 30.0% for the same period in 2006.

Depreciation and amortization. Depreciation and amortization expenses increased 28.8% to $1.3 million for the six-month period ended June 30, 2007, compared to $971,000 in the same period of 2006. The increase was primarily due to the amortization of intangibles associated with the acquisition of TGI. Depreciation and amortization expenses as a percentage of total revenues increased to 5.2% in the six-month period ended June 30, 2007, from 4.8% in the same period of 2006.

Provision for income taxes. The provision for income taxes totaled $2,034,000 (38.6% effective tax rate) for the six-month period ended June 30, 2007, compared to $1,528,000 (37.6% effective tax rate) for the same period in 2006. The effective tax rate was higher in 2007 due to differences in state income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $415,000 as of June 30, 2007, compared to a working capital deficiency of $1.5 million on December 31, 2006. The decrease in the working capital deficiency was primarily due to increases of cash and cash equivalents of $1.2 million in excess of the $2.4 million used to pay off the revolving line of credit. This was partially offset by a $2.8 million increase in billings in excess of revenue earned.

Billings in excess of revenue earned increased primarily due to timing of initial billings on new and renewal contracts. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred and unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the six-month period ended June 30, 2007, were $721,000. The Company has budgeted approximately $1.5 million for additional capital expenditures in 2007 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2007 will be primarily for computer hardware and software, production equipment, building improvements and furniture.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. As of June 30, 2007, the Company’s debt totaled $6.8 million, which consisted of the balance remaining on the term note. The revolving line of credit had a zero balance as of June 30, 2007, and matured on July 31, 2007. The Company expects to extend the term of the revolving line of credit for at least one year beyond the maturity date.

The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2007, the Company was in compliance with these restrictions and covenants.

The purchase price for Smaller World Communications Inc. included two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, has a minimum of $0 and a maximum of $601,000. As of June 30, 2007, the second aggregate payment of $589,000 was included in other long-term liabilities.

Shareholders’ equity increased $2.7 million to $39.5 million as of June 30, 2007, from $36.8 million as of December 31, 2006. The increase primarily reflected net income, non-cash compensation expense and the exercise of stock options. This was partially offset by the payment of dividends and the purchase of treasury stock. During 2007, the Company paid $1.6 million in cash dividends.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of June 30, 2007, the remaining shares that can be purchased are 692,534.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2006.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the six months ended June 30, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of August 1, 2007, 692,234 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2007	0	$ 0.00	0	695,483
May 1 - May 31, 2007	1,749	$ 24.92	1,749	693,734
June 1 - June 30, 2007	1,200	$ 25.04	1,200	692,534

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 3, 2007. At such meeting, Patrick E. Beans and Gail L. Warden were elected as directors of the Company for terms to expire at the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified pursuant to the following votes: Patrick E. Beans – 6,794,616 shares voted for, no shares withholding authority, 44,300 abstentions and no broker non-votes, and Gail L. Warden – 6,796,916 shares voted for, no shares withholding authority, 42,000 abstentions and no broker non-votes. The other directors of the Company whose terms of office continued after the 2007 Annual Meeting of Shareholders are Michael D. Hays and John N. Nunnelly, whose terms expire at the 2009 meeting, and JoAnn M. Martin and Paul C. Schorr III whose terms expire at the 2008 meeting.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 9, 2007	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2007	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2007

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.