Form 10-Q
period 2007-09-30
NATIONAL RESEARCH CORP
filed 2007-11-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $.001 par value, outstanding as of November 1, 2007: 6,934,143 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2007

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Current assets:
Cash and cash equivalents	$2,059,265	$876,360
Investments in marketable debt securities	496,873	1,110,104
Trade accounts receivable, less allowance for doubtful accounts of $65,920 and $44,302
in 2007 and 2006, respectively	10,136,079	6,733,595
Unbilled revenue	1,429,061	2,272,194
Prepaid expenses and other	931,752	1,058,017
Recoverable income taxes	--	898,264
Deferred income taxes	63,824	48,410

Total current assets	15,116,854	12,996,944
Property and equipment, net	11,523,170	11,715,933
Goodwill	31,016,996	30,014,337
Intangible assets, net	5,830,644	6,473,644
Deferred income taxes	503,941	279,865
Other	49,081	51,268

Total assets	$64,040,686	$61,531,991

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$1,035,771	$3,110,106
Accounts payable	720,191	1,152,657
Accrued wages, bonus and profit sharing	1,692,453	1,593,823
Accrued expenses	613,043	358,577
Income taxes payable	842,888	--
Billings in excess of revenue earned	10,534,289	8,263,692

Total current liabilities	15,438,635	14,478,855
Note payable, net of current portion	3,779,302	7,982,867
Deferred income taxes	2,503,365	2,267,688
Other long-term liabilities	705,670	52,068

Total liabilities	22,426,972	24,781,478
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,878,506 in 2007
and 7,837,848 in 2006, outstanding 6,923,894 in 2007 and 6,890,631 in 2006	7,878	7,838
Additional paid-in capital	23,077,470	21,819,709
Retained earnings	29,725,847	26,488,308
Accumulated other comprehensive income, net of taxes	907,439	359,025
Treasury stock, at cost; 954,614 shares in 2007 and 947,217 shares in 2006	(12,104,920)	(11,924,367)

Total shareholders’ equity	41,613,714	36,750,513

Total liabilities and shareholders’ equity	$64,040,686	$61,531,991

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$13,951,875	$13,313,356	$38,102,215	$33,453,175
Operating expenses:
Direct expenses	5,929,869	5,761,022	16,744,265	14,841,010
Selling, general and administrative	3,240,034	2,960,625	9,890,403	9,008,316
Depreciation and amortization	671,728	599,758	1,921,992	1,570,366

Total operating expenses	9,841,631	9,321,405	28,556,660	25,419,692

Operating income	4,110,244	3,991,951	9,545,555	8,033,483
Other income (expense):
Interest income	31,806	17,809	101,025	155,890
Interest expense	(109,839)	(225,146)	(413,079)	(316,831)
Other, net	21,120	7,381	88,430	(17,045)

Total other income (expense)	(56,913)	(199,956)	(223,624)	(177,986)

Income before income taxes	4,053,331	3,791,995	9,321,931	7,855,497
Provision for income taxes	1,557,915	1,449,670	3,591,851	2,977,353

Net income	$2,495,416	$2,342,325	$5,730,080	$4,878,144

Net income per share - basic	$.36	$.34	$.84	$.71

Net income per share - diluted	$.36	$.34	$.82	$.70

Weighted average shares and share equivalents
outstanding - basic	6,850,898	6,845,189	6,845,999	6,836,087

Weighted average shares and share equivalents
outstanding - diluted	7,013,283	6,985,780	6,994,837	6,951,299

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,730,080	$4,878,144
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,921,992	1,570,366
Deferred income taxes	(8,185)	(541,846)
Loss on disposal of property & equipment	128	--
Non-cash share-based compensation expense	855,525	799,339
Net changes in assets and liabilities:	--
Trade accounts receivable	(3,069,398)	(38,683)
Unbilled revenue	903,727	(876,972)
Prepaid expenses and other	159,659	332,425
Accounts payable	(444,615)	(290,693)
Accrued expenses, wages, bonuses and profit sharing	483,219	(449,376)
Income taxes recoverable and payable	1,681,453	1,183,602
Billings in excess of revenues earned	2,160,454	(864,292)

Net cash provided by operating activities	10,374,039	5,702,014

Cash flows from investing activities:
Purchases of property and equipment	(1,063,136)	(1,047,461)
Proceeds from sale of property and equipment	200	--
Acquisition, net of cash acquired	--	(20,084,321)
Purchases of securities available-for-sale	(2,891,012)	(1,378,523)
Proceeds from the maturities of securities available-for-sale	3,512,117	9,690,041

Net cash used in investing activities	(441,831)	(12,820,264)

Cash flows from financing activities:
Proceeds from notes payable	375,000	12,500,000
Payments on notes payable	(6,652,900)	(2,818,390)
Proceeds from exercise of stock options	184,498	712,928
Purchases of treasury stock	(180,553)	(1,009,983)
Tax benefit from exercise of share-based compensation	70,838	358,826
Payment of dividends on common stock	(2,492,541)	(2,066,864)

Net cash provided by (used in) financing activities	(8,695,658)	7,676,517

Effect of exchange rate changes on cash	(53,645)	(15,107)

Increase in cash and cash equivalents	1,182,905	543,160
Cash and cash equivalents at beginning of period	876,360	843,959

Cash and cash equivalents at end of period	$2,059,265	$1,387,119

Supplemental disclosure of cash paid for:
Interest expense	$413,079	$248,715
Income taxes	$1,827,836	$1,983,540

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Net income	$2,495	$2,342	$5,730	$4,878
Other comprehensive income:
Unrealized gain (loss) from investments
Unrealized gains (losses)	(3)	16	8	103
Related tax benefit (expense)	1	(6)	(3)	(41)

Net	(2)	10	5	62
Foreign currency translation	235	14	543	110

Total other comprehensive income	233	24	548	172

Comprehensive income	$2,728	$2,366	$6,278	$5,050

The components of accumulated other comprehensive incomes were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) from Investments	Accumulated Other Comprehensive Income
Balance at September 30, 2007	$906	$ 1	$907

Balance at December 31, 2006	$363	$ (4)	$359

3.	ACQUISITIONS

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

The following unaudited pro forma information for the Company has been prepared as if the acquisition of TGI had occurred on January 1, 2006. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma information includes adjustments for depreciation, amortization, interest, and income taxes.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
(In thousands, except per share amount) (Unaudited)
Revenue	$ 13,313	$ 36,494
Net income	$ 2,342	$ 5,268
Net income per share - basic	$ 0.34	$ 0.77
Net income per share - diluted	$ 0.34	$ 0.76

On March 17, 2003, the Company acquired 100% of the outstanding common shares of Smaller World Communications Inc. (“Smaller World”) based in Toronto, Canada. The purchase price included two additional scheduled payments in 2006 and 2008. The first payment of $536,200 was made in March 2006. The second aggregate payment has a minimum of $0 and a maximum of $706,000 based on meeting certain revenue goals. As of September 30, 2007, the second aggregate payment of $706,000 was included in other long-term liabilities.

4.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the nine-month period ended September 30, 2007, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2006.

5.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provided a revolving credit facility that was to have matured on July 31, 2007, but has been renewed to July 31, 2008. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2008. Borrowings under the revolving credit facility bear interest at a variable rate equal to (a) prime (as defined in the credit facility) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of September 30, 2007, the Company had no borrowings outstanding under the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties. The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles.

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

The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended September 30, 2007 (in thousands)	Nine months ended September 30, 2007 (in thousands)
Amounts charged against income,
before income tax benefit	$294	$856
Amount of related income tax benefit	113	329

Total net income impact	$181	$527

The share-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At September 30, 2007, there were 20,812 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 579,188 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At September 30, 2007, there were 73,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 177,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At September 30, 2007, there were 527,311 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 72,689 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company did not grant stock options during either of the three-month periods ended September 30, 2007 and 2006, and granted 131,382 and 128,862 during the nine-month periods ending September 30, 2007 and 2006, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair market value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Nine months ended September 30,
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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 (under which no additional options will be granted) and the 2004 Director Plans for the nine months ended September 30, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at beginning of period	475,666	$15.16
Granted	131,382	$23.67
Exercised	(11,745)	$15.38
Canceled/expired	(14,720)	$17.49

Outstanding at end of period	580,583	$17.02	7.63	$3,687,262

Exercisable at end of period	127,033	$17.69	7.56	$ 607,297

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2007 and 2006, was $6.39 and $6.02, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006, was $107,000 and $883,000, respectively. As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.3 million, which was expected to be recognized over a weighted average period of 2.69 years.

Cash received from stock options exercised for the nine-month periods ended September 30, 2007 and 2006, was $184,000 and $713,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $41,000 and $343,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, the Company granted 32,115 non-vested shares of common stock under the 2006 Equity Incentive Plan. As of September 30, 2007, the Company had 72,757 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the nine months ended September 30, 2007.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	49,720	$15.45
Granted	32,115	$23.54
Vested	(5,878)	$17.01
Forfeited	(3,200)	$11.00

Outstanding at end of period	72,757	$19.09

The weighted-average grant date fair value of non-vested stock granted during the nine months ended September 30, 2007 and 2006, was $23.54 and $19.61, respectively. As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $797,000 and is expected to be recognized over a weighted average period of 2.26 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Goodwill	$31,016,996	$30,014,337

Nonamortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,918,646	4,870,497
Trade name	1,572,000	1,572,000

Total other intangible assets,	7,681,205	7,633,056
Less accumulated amortization	1,850,561	1,159,412

Other intangible assets, net	$5,830,644	$6,473,644

The change in the carrying amount of goodwill and customer relationships included the impact of foreign currency translation and the contingent purchase price incurred for the Smaller World acquisition.

8.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of September 30, 2007 and 2006, the Company excluded 48,000 and -0- options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)

	2007	2006	2007	2006
Weighted average shares and share equivalents -
basic	6,851	6,845	6,846	6,836
Weighted average dilutive effect of options	125	116	119	94
Weighted average dilutive effect of restricted
stock	37	25	30	21

Weighted average shares and share equivalents -
dilutive	7,013	6,986	6,995	6,951

9.	ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that SFAS No. 159 will not have a material effect on the consolidated financial statements.

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

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the nine-month period ended September 30, 2007, the Picker Institute used $208,000 of these deposited amounts for research, and as a result the Company recognized expense equal to that amount. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC+Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. For the nine months ended September 30, 2007 and 2006, the Picker Institute received $15,000 and $12,000, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	42.5	43.3	43.9	44.4
Selling, general and	23.2	22.2	26.0	26.9
administrative
Depreciation and amortization	4.8	4.5	5.0	4.7

Total operating expenses	70.5	70.0	74.9	76.0

Operating income	29.5%	30.0%	25.1%	24.0%

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Total revenue. Total revenue for the three-month period ended September 30, 2007, increased 4.8% to $14.0 million compared to $13.3 million in the three-month period ended September 30, 2006, primarily due to the addition of new clients and increases in scope of work from existing clients.

Direct expenses. Direct expenses increased 2.9% to $5.9 million in the three-month period ended September 30, 2007, compared to $5.8 million in the same period during 2006. The change was primarily due to an increase in conference costs of $225,000 and postage of $138,000, both of which were partially offset by reductions in some other direct expenses. Direct expenses decreased as a percentage of total revenue to 42.5% in the three-month period ended September 30, 2007, from 43.3% during the same period of 2006. The decrease in the direct expense percentage in 2007 was largely due to the increase in our higher margin products as a percent of total revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.4% to $3.2 million for the three-month period ended September 30, 2007, compared to $3.0 million for the same period in 2006. The change was primarily due to increases in salary and benefit expenses of $105,000 and contract services of $128,000. Selling, general, and administrative expenses increased as a percentage of total revenue to 23.2% for the three-month period ended September 30, 2007, from 22.2% for the same period in 2006.

Depreciation and amortization. Depreciation and amortization expenses increased 12.0% to $672,000 for the three-month period ended September 30, 2007, compared to $600,000 in the same period of 2006. The increase was primarily due to software development projects and building improvements. Depreciation and amortization expenses as a percentage of total revenues increased to 4.8% in the three-month period ended September 30, 2007, from 4.5% in the same period of 2006.

Provision for income taxes. The provision for income taxes totaled $1,558,000 (38.4% effective tax rate) for the three-month period ended September 30, 2007, compared to $1,450,000 (38.2% effective tax rate) for the same period in 2006. The effective tax rate was higher in 2007 due to differences in state income taxes.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Total revenue. Total revenue for the nine-month period ended September 30, 2007, increased 13.9% to $38.1 million compared to $33.5 million in the nine-month period ended September 30, 2006, primarily due to increases in scope of work from existing clients, the addition of new clients, and the acquisition of TGI in May 2006 which generated $3.8 million more of revenue in the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006..

Direct expenses. Direct expenses increased 12.8% to $16.7 million in the nine-month period ended September 30, 2007, compared to $14.8 million in the same period during 2006. The change in direct expenses included increases in conference costs of $987,000, fieldwork and general office expenses of $471,000, printing and postage of $387,000 and salaries and benefits of $134,000. Direct expenses decreased as a percentage of total revenues to 43.9% in the nine-month period ended September 30, 2007, from 44.4% during the same period of 2006, largely due to the increase in our higher margin products as a percent of total revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.8% to $9.9 million for the nine-month period ended September 30, 2007, compared to $9.0 million for the same period in 2006. The change was primarily due to increases in salary and benefit expenses of $681,000, contract services of $256,000 and rent and repairs of $95,000. Selling, general, and administrative expenses decreased as a percentage of total revenues to 26.0% for the nine-month period ended September 30, 2007 from 26.9% for the same period in 2006.

Depreciation and amortization. Depreciation and amortization expenses increased 22.4% to $1.9 million for the nine-month period ended September 30, 2007, compared to $1.6 million in the same period of 2006. The increase was primarily due to the amortization of intangibles associated with the acquisition of TGI. Depreciation and amortization expenses as a percentage of total revenues increased to 5.0% in the nine-month period ended September 30, 2007, from 4.7% in the same period of 2006.

Provision for income taxes. The provision for income taxes totaled $3,592,000 (38.5% effective tax rate) for the nine-month period ended September 30, 2007, compared to $2,977,000 (37.9% effective tax rate) for the same period in 2006. The effective tax rate was higher in 2007 due to differences in state income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $322,000 as of September 30, 2007, compared to a working capital deficiency of $1.5 million on December 31, 2006. The decrease in the working capital deficiency was primarily due to increases of cash and cash equivalents, net of the decrease of investments totaling $570,000, in excess of the $2.1 million used to pay off the revolving line of credit. This was partially offset by a reduction of recoverable income taxes of $898,000 and an increase in income taxes payable of $843,000.

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

Capital Expenditures

Capital expenditures for the nine-month period ended September 30, 2007, were $1.1 million. The Company has budgeted approximately $1.5 million for additional capital expenditures in 2007 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2007 will be primarily for computer hardware and software, production equipment, and building improvements.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. As of September 30, 2007, the Company’s debt totaled $4.8 million, which consisted of the balance remaining on the term note. Also, additional pay downs on the loan were made with no prepayment penalties. The revolving line of credit had a zero balance as of September 30, 2007, and matures on July 31, 2008. The Company currently expects no difficulties with renewing the line.

The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2007, the Company was in compliance with these restrictions and covenants.

The purchase price for Smaller World Communications Inc. included two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, has a minimum of $0 and a maximum of $706,000. As of September 30, 2007, the second aggregate payment of $706,000 was included in other long-term liabilities.

Shareholders’ equity increased $4.8 million to $41.6 million as of September 30, 2007, from $36.8 million as of December 31, 2006. The increase primarily reflected net income and the exercise of stock options. This was partially offset by the payment of dividends and the purchase of treasury stock. Thus far during 2007, the Company has paid $2.5 million in cash dividends.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of September 30, 2007, the remaining shares that can be purchased were 690,386.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2006.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. No material change to such risk factors has occurred during the nine months ended September 30, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of November 1, 2007, 60,057 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2007	300	$25.55	300	692,234

August 1 - August 31, 2007	1,648	$25.80	1,648	690,586

September 1 - September 30, 2007	200	$25.46	200	690,386

(a)	The repurchases of the Company’s common stock by the Company relate to transactions under the equity compensation plans that are treated as repurchases of Company common stock for purposes of this disclosure.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: November 9, 2007	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2007	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2007

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.