Form 10-K
period 2007-12-31
NATIONAL RESEARCH CORP
filed 2008-03-28
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes [  ] No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer |X|	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes [   ] No |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2007: $54,943,258.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 10, 2007: 6,743,081 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

General

National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, improvement services and governance education to the healthcare industry in the United States and Canada. The Company believes it has achieved this leadership position based on 27 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.

Since its founding 27 years ago in 1981 as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, subscription-based governance information and educational services, and a renewable syndicated service.

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

The NRC Solution

The Company addresses healthcare organizations’ growing need to track their performance at the enterprise-wide, departmental and physician/caregiver levels. The Company has been developing tools designed to enable its clients to collect, in an unobtrusive manner, a substantial amount of comparative performance information in order to analyze and improve their practices to maximize new member and/or patient attraction, experience, member retention and profitability. NRC’s performance assessments offer a tangible measurement of health service quality of the type currently demanded by consumers, employers, industry accreditation organizations and lawmakers.

The Company’s solutions are designed to respond to managed care’s redefined relationships among consumers, employers, payers and providers. Instead of relying exclusively on static, mass produced questionnaires, NRC utilizes a dynamic data collection process to create a personalized questionnaire which evaluates service issues specific to each respondent’s healthcare experience. The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market-driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, behavioral health, long-term care, hospice, dental, etc.).

NRC offers renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide™ (“Market Guide”). The Company has renewable performance tracking tools, including those produced and delivered under our NRC Picker trade name, for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time. These tools may be coupled with the improvement tool, eToolKit, to help clients not only measure performance, but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of NRC Picker provide a way of bridging the gap between measurement and improvement. Additional offerings under our Payer Solutions’s division include functional disease-specific and health status measurement tools. The syndicated Market Guide, a stand-alone market information and competitive intelligence source, as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes.

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

Information Services

The Qualisys System (“Qualisys”) is NRC’s data collection process which provides ongoing, renewable performance tracking and is the platform of the Company’s online tools. This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass-produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. This personalization enhances the response rates and the relevance of performance data to be flexible and responsive to healthcare organizations’ changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and includes questions which address core service factors throughout a healthcare organization.

Unlike some of its competitors, which use multiple questionnaires often sent to the same respondents, the Company gathers data through one questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined. As a result, the Company’s renewable performance tracking programs and data collection processes (1) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (2) eliminate over surveying (where one respondent receives multiple surveys), and (3) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

The Company recognizes that performance programs must do more than just measure the experiences; they must measure and facilitate improvement. The Company offers solutions designed to effectively measure and improve the most important aspects of the patient’s experience. By combining the measurement and improvement technology of Qualisys with the philosophy and family of surveys of the Picker Institute, eToolKit is designed to allow clients to actually act on their research results and attain improvement in the care delivery process. The Company has developed online improvement tools including a one-page reporting format called Action Plan, which provides a basis on which improvements can be made. NRC Action Plans show healthcare organizations which service factors impact their customer group’s value, which have the greatest impact on satisfaction levels and how their performance in relationship to these key indicators changes over time. The Company has also developed online access to performance results, which the Company believes provides NRC’s clients the fastest and easiest way to access measurement results. NRC’s exclusive web-based electronic delivery system, eReports, provides clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.

The Company has developed NRC Picker subscription-based educational services as a way of bridging the gap between measurement and improvement of patient-centered care. These products consist of the Symposium and the Patient-Centered Care Institute. The Symposium is an annual event which is dedicated to the improvement of the patient experience. Patient-Centered Care Institute is a membership-based product that enables members to participate in calls with industry experts, have access to experts, participate in monthly presentations and receive monthly journals or white papers, all of which focus on topics of improvement of the patient experience.

Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, Market Guide is the largest consumer-based assessment of hospitals, health plans and physician medical care in the healthcare industry representing the views of one in every 600 households across nearly every county in the continental United States. Market Guide provides name-specific performance information on 3,000 hospitals and 800 health plans nationwide. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, product line preferences, hospital selection factors, health plan market share, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as healthcare internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 200 metro areas, 48 states or nationally. Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Another feature of the web-based system is a national name search, which is designed to allow a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites, and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.

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

Clients

The Company’s ten largest clients accounted for 29%, 32%, and 40% of the Company’s total revenues in 2007, 2006 and 2005, respectively. The U.S. Department of Veterans Affairs accounted for 8%, 8% and 11% of total revenues in 2007, 2006 and 2005, respectively. Approximately 9%, 8% and 11% of the Company’s revenues were derived from foreign customers in 2007, 2006 and 2005, respectively.

Sales and Marketing

The Company generates the majority of its revenues from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates direct NRC’s sales efforts from Nebraska and California in the United States and from Toronto in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per-sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.

Numerous marketing efforts support the direct sales force’s new business generation and project renewal initiatives. NRC conducts an annual direct marketing campaign around scheduled trade shows, including leading industry conferences. NRC uses this lead generation mechanism to track the effectiveness of marketing efforts and add generated leads to its database of current and potential client contacts. Finally, the Company’s public relations program includes (1) an ongoing presence in leading industry trade press and in the mainstream press, (2) public speaking at strategic industry conferences, (3) fostering relationships with key industry constituencies and (4) the annual Consumer Choice Award program recognizing top-ranking hospitals in more than 200 markets.

The Company’s integrated marketing activities facilitate its ongoing receipt of project requests-for-proposals, as well as direct sales force initiated prospect contacts. The sales process typically spans a 120-day period encompassing the identification of a healthcare organization’s information needs, the education of prospects on NRC solutions (via proposals and in-person sales presentations), and the closing of the sale. The Company’s sales cycle varies depending on the particular service being marketed and the size of the potential project. The subscription-based services typically have a shorter sales cycle.

Competition

The healthcare information and market research industry is highly competitive. The Company has traditionally competed both with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s main competitors among such specialty firms are Press Ganey, which NRC believes has revenues that are significantly larger than the Company’s revenues, and three or four other companies who NRC believes have revenues smaller than our revenues. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

Associates

As of December 31, 2007, the Company employed a total of 192 persons on a full-time basis. In addition, as of such date, the Company had 91 part-time associates primarily in its survey operations, representing approximately 60 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

The following table sets forth certain information, as of March 1, 2008, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	53	Chief Executive Officer and Director
Joseph W. Carmichael	44	President and Director
Jona S. Raasch	49	President of The Governance Institute, a division
		of National Research Corporation
Patrick E. Beans	50	Vice President, Treasurer, Chief Financial Officer,
		Secretary and Director

Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981. He also served as President since founding the Company through August 2004. Prior thereto, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

Joseph W. Carmichael has served as President since August 2004, and as a director since 2006. Prior to August 2004, Mr. Carmichael held various positions with the Company since April 1983, most recently as Senior Vice President from May 2002 to August 2004.

Jona S. Raasch has served as President of The Governance Institute, a division of National Research Corporation, since May 2006. Prior to May 2006, Ms. Raasch held various positions with the Company since September 1988, most recently as Vice President and Chief Operations Officer from September 1997 to May 2006. Prior to joining the Company, Ms. Raasch held various positions with A.C. Nielsen Corporation.

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

We rely on a limited number of key clients for a substantial portion of our revenues. The Company’s ten largest clients accounted for 29%, 32%, and 40% of the Company’s total revenues in 2007, 2006 and 2005, respectively. The U.S. Department of Veterans Affairs accounted for 8%, 8% and 11% of total revenues in 2007, 2006 and 2005, respectively.

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

Michael D. Hays, our Chief Executive Officer, beneficially owned 72.3% of our outstanding common stock as of March 10, 2008. As a result, he is able to control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance will depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. As of December 31, 2007, we maintained $500,000 of key officer life insurance on Mr. Hays. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Currently, we do not have employment agreements with our officers or our other key personnel. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

Item 2. Properties

The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution; data processing, analysis and report generation; marketing; and corporate administration. The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario. The operations of TGI, which the Company acquired during 2006, are located in San Diego, California, where the Company leases 6,100 square feet of office space.

Item 3. Legal Proceedings

The Company is not subject to any material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2007 fiscal year.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2006, through December 31, 2007:

	High	Low	Dividends Declared Per Common Share
2006 Quarter Ended:
March 31	$24.79	$17.00	$.10
June 30	$24.49	$21.30	$.10
September 30	$26.91	$21.47	$.10
December 31	$26.39	$21.85	$.10
2007 Quarter Ended:
March 31	$24.24	$20.49	$.12
June 30	$27.00	$21.24	$.12
September 30	$26.50	$24.47	$.12
December 31	$28.00	$25.00	$.12

On March 10, 2008, there were approximately 23 shareholders of record and approximately 550 beneficial owners of the Common Stock.

In March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $3.3 and $2.8 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2007 and 2006 respectively. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors, and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

The table below summarizes the Company’s repurchases of its common stock during the three-month period ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2007	0	$ 0	0	690,386
November 1 - November 30, 2007	735	$27.12	735	689,651
December 1 - December 31, 2007	1,500	$27.05	1,500	688,151

(1)	In February 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

Subsequent to December 31, 2007, the Company has repurchased 263,013 shares of common stock at an approximate cost of $6.6 million and an average per share price of $24.91.

The graph below compares the Company’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002, to December 31, 2007.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN DATA

	12/02	12/03	12/04	12/05	12/06	12/07
National Research Corporation	$100.00	$170.87	$171.30	$187.31	$250.14	$303.28
NASDAQ Composite	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
Russell 2000	$100.00	$147.25	$174.24	$182.18	$215.64	$212.26

Item 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2007, 2006 and 2005, and the selected balance sheet data at December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2004 and 2003, and the balance sheet data at December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements not included herein. The Company has made acquisitions and adopted SFAS No. 123R Shared-Based Payment during the five years covered by the selected statement financial data.  See Note 2 and Note 8 to the Company’s consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$48,923	$43,771	$32,437	$29,683	$26,922
Operating expenses:
Direct expenses	21,801	19,445	13,642	12,869	12,029
Selling, general and administrative	13,173	12,158	8,617	7,394	5,987
Depreciation and amortization	2,583	2,260	1,762	2,018	1,941

Total operating expenses	37,557	33,863	24,021	22,281	19,957
Operating income	11,366	9,908	8,416	7,402	6,965
Other income (expenses)	(248)	(402)	99	(119)	(49)

Income before income taxes	11,118	9,506	8,515	7,283	6,916
Provision for income taxes	4,278	3,622	3,279	2,732	2,532

Net income	$6,840	$5,884	$5,236	$4,551	$4,384

Net income per share - basic	$1.00	$0.86	$0.74	$0.63	$0.60

Net income per share - diluted	$0.98	$0.85	$0.74	$0.63	$0.60

Dividends per share	$0.48	$0.40	$0.32	$--	$--

Weighted average shares outstanding - basic	6,850	6,836	7,038	7,181	7,259
Weighted average shares outstanding - diluted	7,011	6,954	7,118	7,249	7,326

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$(2,384)	$(1,482)	$8,058	$19,434	$16,817
Total assets	61,869	61,532	44,675	47,954	45,673
Total debt, including current portion	2,993	11,093	1,471	4,901	5,044
Total shareholders’ equity	42,286	36,751	32,593	35,018	32,424

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2007 include:

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

The Company’s performance tracking services are performance tracking and improvement tools for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually, and that provide for a customer specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process, but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed-fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company’s custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenue and direct expenses for the Company’s performance tracking services are recognized under the proportional performance method.

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

The Company’s Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Published by NRC annually, this survey is a comprehensive consumer-based healthcare assessment. Market Guide is generally provided pursuant to contracts that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for Market Guide are billed prior to or at delivery. The Company recognizes revenue on Market Guide contracts upon delivery to the principal customers, typically in the third quarter of the year. The Company defers costs of preparing the survey data for Market Guide. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. The Company expenses these deferred costs at the time revenue is recognized. The Company monitors and assesses the recoverability of the deferred direct costs based on contracted revenue and whenever changes in circumstances warrant such assessment. The Company generates additional revenue from incidental customers subsequent to the completion of each edition. Revenue and costs for these subsequent services are recognized as the customization services are performed and completed. The profit margin earned on such revenue is generally higher than that earned on revenue realized from customers under contract at the time of delivery. As a result, the Company’s margins vary throughout the year. The Company’s revenue recognition policy for Market Guide is not sensitive to significant estimates and judgments.

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

As of December 31, 2007, the Company had net goodwill of $31.1 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2007, 2006 or 2005.

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

Results of Operations

The following table sets forth, for the periods indicated, selected financial information derived from the Company’s consolidated financial statements, expressed as a percentage of total revenue and the percentage change in such items versus the prior comparable period. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the Company’s consolidated financial statements.

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase
	2007	2006	2005	2007 over 2006	2006 over 2005
Revenues	100.0%	100.0%	100.0%	11.8%	34.9%
Operating expenses:
Direct expenses	44.6	44.4	42.1	12.1	42.5
Selling, general and administrative	26.9	27.8	26.6	8.4	41.1
Depreciation and amortization	5.3	5.2	5.4	14.3	28.3

Total operating expenses	76.8	77.4	74.1	10.9	41.0

Operating income	23.2%	22.6%	25.9%	14.7%	17.7%

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenue. Revenue increased 11.8% in 2007 to $48.9 million from $43.8 million in 2006. This was primarily due to increases in the scope of work from existing clients, the addition of new clients, and the acquisition of TGI in May 2006, which generated $4.1 million more of revenue in 2007 compared to 2006.

Direct expenses. Direct expenses increased 12.1% to $21.8 million in 2007 from $19.4 million in 2006 primarily due to increases in conference costs of $990,000, postage of $421,000, fieldwork of $291,000, and printing of $241,000 to support the increased revenue from TGI, and new clients and growth in the scope of work from existing clients. Direct expenses increased as a percentage of total revenue to 44.6% in 2007 from 44.4% in 2006. The Company expects 2008 to be within the Company’s model of 43% to 45% of direct expenses as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.4% to $13.2 million in 2007 from $12.2 million in 2006. The change was primarily due to increases in salary and benefits and contracted services of $1,071,000. The salary increases were primarily attributed to the acquisition of TGI . Selling, general and administrative expenses decreased as a percentage of total revenues to 26.9% in 2007 from 27.8% in 2006. For 2007, the Company was outside its model of 23% to 25% as a percentage of revenue, but is expecting to leverage against higher revenue in 2008 to come within its model range for these expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 14.3% to $2.6 million in 2007 from $2.3 million in 2006. The increase was primarily due to the amortization of intangibles associated with the acquisition of TGI. Depreciation and amortization as a percentage of revenue increased slightly to 5.3% in 2007 from 5.2% in 2006. The Company expects 2008 annualized depreciation to be in the middle of the Company’s model of 4.5% to 6% as a percentage of revenue, given continued revenue growth.

Provision for income taxes. The provision for income taxes totaled $4.3 million (38.5% effective tax rate) for 2007 compared to $3.6 million (38.1% effective tax rate) for 2006. The effective tax rate was lower in 2006 due to differences in state income taxes.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenue. Revenue increased 34.9% in 2006 to $43.7 million from $32.4 million in 2005. This was due to increases in the scope of work from existing clients and the addition of new clients, including the acquisition of GHS’s health plan business and TGI, which generated $4 million and $3.5 million in revenue in 2006, respectively.

Direct expenses. Direct expenses increased 42.5% to $19.4 million in 2006 from $13.6 million in 2005. The change was primarily due to servicing the 34.9% increase in revenue including additional expenses related to the GHS health plan and TGI businesses. It also included increases in salaries and benefits of $1.8 million, postage and printing of $1.6 million, and fieldwork and other product costs of $1.8 million. Direct expenses increased as a percentage of revenue to 44.4% in 2006 from 42.1% in 2005 due to the mix of business during the period, including certain health plan projects which have higher direct expenses than the balance of the Company’s business.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 41.1% to $12.1 million in 2006 from $8.6 million in 2005. The change was primarily due to increases in salary, benefits and commissions of $2.9 million and travel expenses of $494,000. These increases were primarily attributed to sales and marketing expansion initiatives, additional expenses related to the GHS health plan and TGI businesses and additional compensation expense related to the application of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). Selling, general and administrative expenses increased as a percentage of revenue to 27.8% in 2006 from 26.6% in 2005.

Depreciation and amortization. Depreciation and amortization expenses increased 28.3% to $2.3 million in 2006 from $1.8 million in 2005. The increase was primarily due to the amortization of intangibles associated with the acquisitions of GHS and TGI. Depreciation and amortization expenses decreased slightly as a percentage of revenue to 5.2% in 2006 from 5.4% in 2005 due to increased revenue and assets becoming fully depreciated.

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

Working Capital

The Company had a working capital deficiency of $2.4 million on December 31, 2007, as compared to a $1.5 million working capital deficiency on December 31, 2006. The change in working capital from 2007 to 2006 was mainly due to increases in accrued expenses and billings in excess of revenue earned, partially offset by a decrease in notes payable. The decrease in notes payable was due to paying off the Company’s line of credit in 2007 and additional 2007 pay-downs on the term loan. The increase in accrued expenses was due to the movement from a long term liability to accrued expenses for the additional purchase price payment on the Smaller World Communications Inc. acquisition in 2003. The purchase agreement included two scheduled payments of additional purchase price in 2006 and 2008. In 2006 and 2008, the Company made aggregate payments of $536,200 and $713,580 respectively, as a result of meeting certain revenue goals.

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

Capital Expenditures

Capital expenditures for the year ended December 31, 2007, were $2.0 million. These expenditures mainly consisted of computer hardware, computer software, and building improvements.

The Company has budgeted approximately $1.9 million for additional capital expenditures in 2008 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2008 will be primarily for computer hardware and software, production equipment and furniture.

Debt and Equity

As of December 31, 2007, the Company’s debt totaled $3.0 million. This consisted of the balance remaining on the $12.5 million credit facility used to fund the TGI acquisition. During 2007, the Company paid off $2.4 million on the line of credit that was outstanding as of December 31, 2006, and made $5.7 million of installment and additional payments on the term note.

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2008. The Company expects to extend the term of the revolving line of credit for at least one year beyond the maturity date. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and re-borrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2008. Borrowings under the revolving credit facility bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. Monthly installment payments were made on the term note in accordance with the credit facility and additional payments were made with no prepayment penalties.

The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2007, the Company was in compliance with these restrictions and covenants.

The Company had obligations to make cash payments in the following amounts in the future as of December 31, 2007:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating leases	$937,412	$462,832	$474,579	$--	$--
Long-term debt	2,993,352	1,092,754	1,900,598	--	--

Total	$3,930,764	$1,555,586	$2,375,177	$--	$--

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $5.5 million to $42.3 million in 2007 from $36.8 million in 2006. The increase primarily reflected net income and the exercise of stock options. This was partially offset by the payment of dividends and the purchase of treasury stock. During 2007, the Company paid $3.3 million in cash dividends and $241,000 for the purchase of treasury stock.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of December 31, 2007, the remaining shares that can be purchased are 688,151.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no effect on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for us on January 1, 2007. The adoption of FIN 48 had no effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that adoption of SFAS No. 157 will not have a material effect on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management believes that adoption of SFAS No. 157-1 and 157-2 will not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that adoption of SFAS No. 159 will not have a material effect on the consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. Management believes that adoption of EITF 07-3 will not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consists of interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company has invested and expects to continue to invest a substantial portion of its excess cash in such securities. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities would have decreased .5% from the average return during the years ended December 31, 2007 and 2006, then the Company’s interest income and pre-tax income would have decreased approximately $8,000 and $19,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2007. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2007	Sept 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept 30, 2006	June 31, 2006	Mar. 31, 2006
Revenue	$10,821	$13,952	$11,945	$12,205	$10,319	$13,313	$10,663	$9,476
Direct expenses	5,057	5,930	5,366	5,448	4,604	5,761	4,980	4,100
Selling, general and administrative	3,283	3,240	3,250	3,400	3,150	2,960	3,042	3,006
Depreciation and amortization	661	672	623	627	690	600	500	470

Operating income	1,820	4,110	2,706	2,730	1,875	3,992	2,141	1,900
Other income (expense)	(25)	(57)	(30)	(137)	(224)	(200)	(36)	58
Provision for income taxes	686	1,558	1,035	999	645	1,450	786	741

Net income	$1,109	$2,495	$1,641	$1,594	$1,006	$2,342	$1,319	$1,217

Net income per share - basic	$0.16	$0.36	$0.24	$0.23	$0.15	$0.34	$0.19	$0.18
Net income per share - diluted	$0.16	$0.36	$0.23	$0.23	$0.14	$0.34	$0.19	$0.18
Weighted average shares outstanding - basic	6,861	6,851	6,845	6,842	6,838	6,845	6,845	6,819
Weighted average shares outstanding - diluted	7,034	7,013	7,002	6,964	6,976	6,986	6,970	6,918

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8, the Company changed its method of recording stock-based compensation in 2006.

/s/ KPMG LLP

Lincoln, Nebraska
March 28, 2008

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2007 AND 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$3,355,141	$876,360
Investments in marketable debt securities	99,497	1,110,104
Trade accounts receivable, less allowance for doubtful accounts of $70,212 and $44,302
in 2007 and 2006, respectively	6,378,914	6,733,595
Unbilled revenue	1,377,427	2,272,194
Prepaid expenses and other	1,068,446	1,058,017
Recoverable income taxes	272,219	898,264
Deferred income taxes	48,657	48,410

Total current assets	12,600,301	12,996,944
Net property and equipment	11,974,029	11,715,933
Intangible assets	5,615,910	6,473,644
Goodwill	31,051,202	30,014,337
Deferred income taxes	590,034	279,865
Other	37,317	51,268

Total assets	$61,868,793	$61,531,991

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$1,092,754	$3,110,106
Accounts payable	1,106,317	1,152,657
Accrued wages, bonus and profit sharing	1,477,021	1,593,823
Accrued expenses	1,386,133	358,577
Billings in excess of revenue earned	9,921,763	8,263,692

Total current liabilities	14,983,988	14,478,855
Note payable, net of current portion	1,900,598	7,982,867
Deferred income taxes	2,697,774	2,267,688
Other long-term liabilities	--	52,068

Total liabilities	19,582,360	24,781,478
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,883,289 in 2007
and 7,837,848 in 2006, outstanding 6,926,442 in 2007 and 6,890,631 in 2006	7,883	7,838
Additional paid-in capital	23,508,717	21,819,709
Retained earnings	30,003,606	26,488,308
Accumulated other comprehensive income, net of taxes	931,655	359,025
Treasury stock, at cost; 956,847 shares in 2007 and 947,217 shares in 2006	(12,165,428)	(11,924,367)

Total shareholders’ equity	42,286,433	36,750,513

Total liabilities and shareholders’ equity	$61,868,793	$61,531,991

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
Revenue	$48,922,884	$43,771,455	$32,436,502

Operating expenses:
Direct expenses	21,801,039	19,445,925	13,642,195
Selling, general and administrative	13,173,431	12,158,004	8,617,372
Depreciation and amortization	2,582,866	2,259,669	1,761,623

Total operating expenses	37,557,336	33,863,598	24,021,190

Operating income	11,365,548	9,907,857	8,415,312

Other income (expense):
Interest income	138,702	171,273	488,120
Interest expense	(483,135)	(517,482)	(379,464)
Other, net	96,269	(55,893)	(9,507)

Total other income (expense)	(248,164)	(402,102)	99,149

Income before income taxes	11,117,384	9,505,755	8,514,461
Provision for income taxes	4,278,372	3,621,687	3,278,370

Net income	$6,839,012	$5,884,068	$5,236,091

Net income per share - basic	$1.00	$0.86	$0.74

Net income per share - diluted	$0.98	$0.85	$0.74

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2004	$7,684	$19,345,569	$20,382,334	$(182,354)	$220,261	$(4,755,837)	$35,017,657

Purchase of 385,700 shares of
treasury stock	--	--	--	--	--	(5,932,475)	(5,932,475)
Issuance of 30,873 common shares
for the exercise of stock options	31	253,846	--	--	--	--	253,877
Tax benefit from the exercise of
options	--	84,140	--	--	--	--	84,140
Issuance of 25,692 restricted
common shares, net of 2,036
cancelled	26	362,472	--	(362,498)	--	--	--
Non-cash stock
compensation expense	--	--	--	112,221	--	--	112,221
Dividends declared of $0.32 per
common share	--	--	(2,258,128)	--	--	--	(2,258,128)
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net of
tax	--	--	--	--	4,280	--	4,280
Change in cumulative translation
adjustment	--	--	--	--	75,828	--	75,828
Net income	--	--	5,236,091	--	--	--	5,236,091

Total comprehensive income	--	--	5,236,091	--	80,108	--	5,316,199

Balances at December 31, 2005	7,741	20,046,027	23,360,297	(432,631)	300,369	(10,688,312)	32,593,491

Purchase of 52,217 shares of
treasury stock	--	--	--	--	--	(1,236,055)	(1,236,055)
Issuance of 89,307 common shares
for the exercise of stock options	89	926,102	--	--	--	--	926,191
Tax benefit from the exercise of
options	--	404,535	--	--	--	--	404,535
Issuance of 13,218 restricted
common shares, net of 5,250
cancelled	8	(8)	--	--	--	--	--
Non-cash stock
compensation expense	--	875,684	--	--	--	--	875,684
Reclassify unearned compensation	--	(432,631)	--	432,631	--	--	--
Dividends declared of $0.40 per
common share	--	--	(2,756,057)	--	--	--	(2,756,057)
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net of
tax	--	--	--	--	67,436	--	67,436
Change in cumulative translation
adjustment	--	--	--	--	(8,780)	--	(8,780)
Net income	--	--	5,884,068	--	--	--	5,884,068

Total comprehensive income	--	--	5,884,068	--	58,656	--	5,942,724

Balances at December 31, 2006	7,838	21,819,709	26,488,308	--	359,025	(11,924,367)	36,750,513

Purchase of 61,849 shares of
treasury stock	--	--	--	--	--	(241,061)	(241,061)
Issuance of 22,829 common shares
for the exercise of stock options	22	337,764	--	--	--	--	337,786
Tax benefit from the exercise of
options	--	111,551	--	--	--	--	111,551
Issuance of 32,115 restricted
common shares, net of 9,109
cancelled	23	(23)	--	--	--	--	--
Non-cash stock
compensation expense	--	1,239,716	--	--	--	--	1,239,716
Dividends declared of $0.48 per
common share	--	--	(3,323,714)	--	--	--	(3,323,714)
Comprehensive income
Change in unrealized gain/(loss)
on marketable securities net of
tax	--	--	--	--	4,085	--	4,085
Change in cumulative translation
adjustment	--	--	--	--	568,545	--	568,545
Net income	--	--	6,839,012	--	--	--	6,839,012

Total comprehensive income	--	--	6,839,012	--	572,630	--	7,411,642

Balances at December 31, 2007	$7,883	$23,508,717	$30,003,606	$--	$931,655	$(12,165,428)	$42,286,433

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,839,012	$5,884,068	$5,236,091
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,582,866	2,259,669	1,761,623
Deferred income taxes	117,046	99,135	264,049
Loss (gain) on sale of property and equipment	(3,587)	(50)	239
Loss (gain) on sale of other investments	--	47,616	(43)
Tax benefit from exercise of stock options	31,245	63,005	84,140
Non-cash stock compensation expense	1,092,776	1,022,624	112,221
Change in assets and liabilities, net of effect of
acquisitions:
Trade accounts receivable	616,423	(884,575)	(2,079,193)
Unbilled revenue	900,397	(1,089,431)	29,026
Prepaid expenses and other	30,190	256,809	45,597
Accounts payable	(73,154)	22,006	602,326
Accrued expenses, wages, bonus and profit sharing	329,845	(58,680)	328,718
Income taxes payable and recoverable	562,797	(714,293)	442,865
Billings in excess of revenue earned	1,540,258	(95,723)	1,360,425

Net cash provided by operating activities	14,566,114	6,812,180	8,188,084

Cash flows from investing activities:
Purchases of property and equipment	(1,956,204)	(1,453,128)	(1,088,172)
Proceeds from sale of property and equipment	200	50	1,500
Acquisition, net of cash acquired and earn-out on acquisition	--	(20,620,521)	(4,459,198)
Purchases of securities available-for-sale	(2,990,012)	(1,378,523)	(19,453,522)
Proceeds from the maturities of securities available-for-sale	4,007,262	9,784,215	25,353,137

Net cash provided by (used in) investing activities	(938,754)	(13,667,907)	353,745

Cash flows from financing activities:
Proceeds from notes payable	375,000	14,795,000	--
Payments on notes payable	(8,474,621)	(5,173,310)	(3,429,571)
Proceeds from exercise of stock options	337,786	926,191	253,877
Tax benefit on exercise of stock options and vested
restricted stock	80,306	341,530	--
Purchase of treasury stock	(241,061)	(1,236,055)	(5,932,475)
Payment of dividends on common stock	(3,323,714)	(2,756,057)	(2,258,128)

Net cash provided by (used in) financing activities	(11,246,304)	6,897,299	(11,366,297)

Effect of exchange rate changes on cash	97,726	(9,171)	20,734
Net increase (decrease) in cash and cash equivalents	2,478,782	32,401	(2,803,734)
Cash and cash equivalents at beginning of period	876,360	843,959	3,647,693

Cash and cash equivalents at end of period	$3,355,142	$876,360	$843,959

Supplemental disclosure of cash paid for:
Interest expense	$483,135	$600,719	$364,210
Income taxes	$3,457,478	$3,839,192	$2,479,834

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 29%, 32%, and 40% of the Company’s total revenue in 2007, 2006 and 2005, respectively. One client accounted for 8%, 8% and 11% of total revenue in 2007, 2006 and 2005, respectively. The Company operates in a single industry segment.

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

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include the performance tracking services, subscription-based educational services and Market Guide. The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Market Guide generally on an annual basis. The Company also derives revenue from its custom and other research projects.

The Company recognizes revenue from its performance tracking services and its custom and other research projects using the proportional performance method of accounting. These services typically include a series of surveys and deliverable reports in which the timing and frequency vary by contract. Progress on a contract can be tracked reliably, and customers are obligated to pay as services are performed. The Company recognizes revenue based on output measures or key milestones such as survey set up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes the revenue related to output measures. Losses expected to be incurred, if any, on jobs in progress are charged to income as soon as such losses are known. Revenue earned on contracts in progress in excess of billings is classified as a current asset. Amounts billed in excess of revenue earned are classified as a current liability. Client projects are generally completed within a twelve-month period.

The Company recognizes subscription-based educational service revenue over the period of time the service is provided. Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

The Company recognizes revenue on Market Guide contracts upon its delivery to the principal customers. The Company defers costs of preparing the survey data for Market Guide. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. The Company expenses these deferred costs at the time revenue is recognized. The Company monitors and assesses the recoverability of the deferred direct costs based on contracted revenue and whenever changes in circumstances warrant such assessment. The Company generates additional revenue from incidental customers subsequent to the completion of each edition. Revenue and costs for these subsequent services are recognized as the customization services are performed and completed.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based specific account analysis and on the Company’s historical write-off experience. The Company reviews the allowance for doubtful accounts monthly.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $511,000, $803,000 and $680,000, of internal and external costs incurred for the development of internal use software for the years ended December 31, 2007, 2006 and 2005, respectively, with such costs classified as property and equipment.

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

All of the Company’s goodwill is allocated to one reporting unit, the healthcare services business. As of December 31, 2007, the Company has net goodwill of $31 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting unit having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2007, 2006 or 2005.

Investments in Marketable Debt Securities

All marketable debt securities held by the Company at December 31, 2007 and 2006, were classified as available-for-sale and recorded at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices. Interest income is recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company’s analysis has not resulted in the recognition of an impairment loss on investments in 2007, 2006 or 2005.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. No share-based compensation costs were capitalized for the twelve-month periods ended December 31, 2007 and 2006. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	2007	2006
	(in thousands)	(in thousands)
Amounts charged against income,	$1,252	$1,023
before income tax benefit
Amount of related income tax benefit	483	399

Total net income impact	$769	$624

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2007, cash equivalents were $194,000 consisting of money market funds.

Fair Value of Financial Instruments

The carrying value of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets approximates their fair value.

Earnings Per Share

Net income per share has been calculated and presented for “basic” and “diluted” per share data. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock. At December 31, 2007, 2006 and 2005, the Company had 48,000, -0- and 9,439 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2007	2006	2005
Common stock	6,849,717	6,836,456	7,037,896
Dilutive effect of options	131,036	91,885	61,511
Dilutive effect of restricted stock	30,518	25,623	18,630

Weighted average shares used for dilutive per
share information	7,011,271	6,953,964	7,118,037

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	2007	2006	2005
	(in thousands)
Net income, as reported	$6,839	$5,884	$5,236
Other comprehensive income:
Unrealized gain (loss) from investments:
Unrealized gains	7	112	3
Related tax (expense) benefit	(3)	(44)	1

Net	4	68	4
Foreign currency translation	569	(9)	76

Total other comprehensive income	573	59	80

Comprehensive income	$7,412	$5,943	$5,316

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, and eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired by a company or issued after the beginning of its first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no effect on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for us on January 1, 2007. The adoption of FIN 48 had no effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that adoption of SFAS No. 157 will not have a material effect on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management believes that adoption of SFAS No. 157-1 and 157-2 will not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management believes that adoption of SFAS No. 159 will not have a material effect on the consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. Management believes that adoption of EITF 07-3 will not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

(2)	Acquisitions

On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as The Governance Institute (“TGI”). TGI provides board members, executive management and physician leaders of hospitals and health systems with knowledge and solutions to successfully confront a wide array of strategic issues. TGI operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities. The Company paid $17.8 million in cash to the seller at closing and $1.95 million into an escrow account. The escrow account was released twelve months from the acquisition date. The Company recorded direct acquisition costs of $305,000.

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

2006
(In thousands, except per share amounts) (Unaudited )
Revenue	$46,812
Net income	$6,274
Earnings per share - basic	$0.92
Earnings per share - diluted	$0.90

(3)	Investments in Marketable Debt Securities

The Company’s investments in marketable securities are in marketable debt securities classified as obligations of U.S. government agencies. The amortized cost, gross unrealized holding gains and losses and fair value of the Company’s investment in the obligations of U.S. government agencies as of December 31, 2007 and 2006, were as follows:

	2007	2006
Amortized cost	$99,714	$1,116,963
Gross unrealized holding gains	0	2,727
Gross unrealized holding losses	(217)	(9,586)

Fair value	$99,497	$1,110,104

In May 2006, the Company sold $5.6 million of marketable debt securities in advance of their scheduled maturities to partially fund the purchase of TGI. The Company recognized a loss of $46,000 on these securities sold in advance of their scheduled maturities. There were no sales of marketable debt securities in advance of scheduled maturities of available-for-sale marketable debt securities during 2007. The fair value and amortized cost of marketable debt securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	Fair Value	Amortized Cost
Due after three months through one year	$--	$--
Due after one year through five years	99,497	99,714

	$99,497	$99,714

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, were as follows:

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available for Sale:
Certificate of Deposit	--	--	$(217)	$99,497	$(217)	$99,497

The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold this investment until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(4)	Property and Equipment

At December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Furniture and equipment	$2,350,644	$2,266,347
Computer equipment and software	12,788,061	11,312,691
Building	9,108,247	8,651,441
Land	425,000	425,000

	24,671,952	22,655,479
Less accumulated depreciation and amortization	12,697,923	10,939,546

Net property and equipment	$11,974,029	$11,715,933

(5)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2007 and 2006:

	2007	2006
Goodwill	$31,051,202	$30,014,337

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,922,275	4,870,497
Trade name	1,572,000	1,572,000

Total other intangible assets,	7,684,834	7,633,056
Less accumulated amortization	2,068,924	1,159,412

Other intangible assets, net	$5,615,910	$6,473,644

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2007 and 2006:

Balance as of January 1, 2006	$11,483,401
GHS adjustment - deferred taxes	257,001
TGI acquisition	18,221,635
Smaller World additional payment	52,068
Foreign currency translation	232

Balance as of December 31, 2006	$30,014,337
Smaller World additional payment	651,725
Foreign currency translation	385,140

Balance as of December 31, 2007	$31,051,202

The change in the carrying amount of goodwill and customer related intangibles for the year ended December 31, 2007, included the impact of the foreign currency translation and the additional purchase price for the Smaller World acquisition. Customer related intangibles consisted of customer relationships and surveys, which are being amortized over their estimated useful lives of five to fifteen years. Aggregate amortization expense for customer relationships/surveys for the year ended December 31, 2007, was $864,000. Estimated amortization expense for the next five years is: 2008 — $805,000; 2009 — $795,000; 2010 — $795,000; 2011 — $766,000; 2012 — $470,000.

(6)	Income Taxes

Income tax expense consisted of the following components:

	Current	Deferred	Total
2007:
Federal	$2,971,325	$65,159	$3,036,484
Foreign	587,658	(20,870)	566,788
State	602,751	72,349	675,100

Total	$4,161,734	$116,638	$4,278,372

2006:
Federal	$2,683,441	$109,575	$2,793,016
Foreign	234,340	(20,929)	213,411
State	604,718	10,542	615,260

Total	$3,522,499	$99,188	$3,621,687

2005:
Federal	$2,231,717	$238,868	$2,470,585
Foreign	286,573	(18,894)	267,679
State	494,669	45,437	540,106

Total	$3,012,959	$265,411	$3,278,370

The difference between the Company’s income tax expense as reported in the accompanying financial statements and that which would be calculated applying the U.S. federal income tax rate of 34% on pretax income was as follows:

	2007	2006	2005
Expected federal income taxes	$3,779,911	$3,231,957	$2,894,917
Foreign tax rate differential	30,966	23,492	30,674
State income taxes, net of federal benefit and credits	445,567	406,072	356,470
Tax credits and incentives	(51,488)	(36,938)	(34,980)
Other	73,416	(2,896)	31,289

Total	$4,278,372	$3,621,687	$3,278,370

Deferred tax assets and liabilities at December 31, 2007 and 2006, were comprised of the following:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$27,383	$17,278
Accrued expenses	204,280	186,523
Stock based compensation	827,523	389,530
Other	--	34,784

Gross deferred tax assets	1,059,186	628,115
Deferred tax liabilities:
Prepaid expenses	164,652	147,635
Basis in property and equipment	985,066	1,109,895
Intangible assets	1,958,647	1,309,998
Other
	9,904	--
Gross deferred tax liabilities	3,118,269	2,567,528

Net deferred tax liabilities	$(2,059,083)	$(1,939,413)

The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.

The undistributed earnings of the Company’s foreign subsidiary of approximately $2.4 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

(7)	Notes Payable

Notes payable consisted of the following:

	2007	2006
Note payable to US Bank, interest 7.21% fixed rate,
scheduled principal payment ranging from $88,000 - $94,000,
final payment of interest and principal due May 31, 2013,
secured by land, building, accounts receivable and
intangibles	2,993,352	8,697,973
Credit facility with US Bank, subject to borrowing base of 75%
of eligible accounts receivable, matures July 31, 2008,
maximum available $3.5 million	--	2,395,000

Total Notes Payable	2,993,352	11,092,973
Less current portion	1,092,754	3,110,106

Note payable, net of current portion	$1,900,598	$7,982,867

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note is payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bear interest at a rate of 7.21% per year. The revolving credit note provides a revolving credit facility that matures on July 31, 2008. The maximum aggregate amount available under the revolving credit facility is $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. The Company may borrow, repay and reborrow amounts under the revolving credit facility from time to time until its maturity on July 31, 2008. Borrowings under the revolving credit facility bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. As of December 31, 2007, the Company had no borrowings outstanding under the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties.

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

The aggregate maturities of the note payable and credit facility for each of the five years subsequent to December 31, 2007, are: 2008 — $1,093,000; 2009 — $1,174,000; 2010 — $726,000; 2011 — $0; and 2012 — $0.

(8)	Stock Option Plans

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At December 31, 2007, there were 51,332 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 548,668 options under the Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

In May 2004, the Board of Directors adopted, and on May 5, 2005, the Company’s shareholders approved the National Research Corporation 2004 Director Plan (the “2004 Director Plan”). The 2004 Director Plan provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. In May 2004, each such director was granted an option to purchase 11,000 shares of the Company’s common stock. On the date of each subsequent Annual Meeting of Shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 12,000 shares of the Company’s common stock. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director. At December 31, 2007, there were 73,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 177,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant, and option terms are generally five to ten years. Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant. At December 31, 2007, there were 533,542 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 66,458 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 131,382, 128,862 and 130,688 shares of the Company’s common stock during the years ended December 31, 2007, 2006 and 2005, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2007	2006	2005
Expected dividend yield at date of grant	1.76-1.92%	1.77-1.86%	1.90-2.25%
Expected stock price volatility	22.7-29.9%	25.0-39.0%	38.4-46.3%
Risk-free interest rate	4.54-4.59%	4.41-4.90%	3.60-4.17%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00	3.75 to 6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	475,666	$15.16	--	--
Granted	131,382	$23.67	--	--
Exercised	(22,829)	$14.88	--	--
Canceled/expired	(44,559)	$17.57	--	--

Outstanding at end of period	539,660	$17.04	7.14	$5,374,462

Exercisable at end of period	116,341	$18.00	7.14	$1,047,602

The weighted average grant date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005, was $6.39, $6.02 and $4.97, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005, was $239,000, $1 million and $211,000, respectively. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, which was expected to be recognized over a weighted average period of 2.64 years.

Cash received from stock options exercised for the years ended December 31, 2007, 2006 and 2005, was $338,000, $926,000, and $254,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $92,000, $405,000 and $84,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, 2006 and 2005, the Company granted 32,115, 13,218 and 27,278 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of December 31, 2007, the Company had 66,183 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $436,820, $168,466 and $112,221 of non-cash compensation for the years ended December 31, 2007, 2006 and 2005, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the year ended December 31, 2006.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share($)
Outstanding at beginning of period	49,720	$15.45
Granted	32,115	$23.54
Vested	(6,543)	$17.83
Forfeited	(9,109)	$11.00

Outstanding at end of period	66,183	$19.75

The total intrinsic value of non-vested stock awards vested during the years ended December 31, 2007, 2006 and 2005, was $167,000, $147,000 and $40,000, respectively. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock awards was approximately $695,000 and is expected to be recognized over a weighted average period of 2.32 years.

In periods prior to January 1, 2006, the Company applied the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, no compensation expense was reflected in net income as all options granted had an exercise price equal to the fair value of common stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share for the year ended December 31, 2005, if compensation expense had been recorded in net income under the fair-value-based method in accordance SFAS No. 123R.

2005
(in thousands, except per share amounts)
Net income:
As reported	$5,236
Less: Total share-based compensation expense determined
under the fair value method for all awards, net
of tax	(341)

Pro forma	$4,895

Earnings per share:
Basic, as reported	$0.74
Basic, pro forma	$0.70
Diluted, as reported	$0.74
Diluted, pro forma	$0.69

(9)	Leases

The Company leases printing equipment and services in the United States, and office space in Canada and California. The Company has recorded rent expense of $475,000, $386,000 and $277,000 in 2007, 2006 and 2005, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2007 are: 2008 — $463,000; 2009 — $391,000; 2010 — $84,000; 2011 — $-0-; 2012 — $-0-.

(10)	Related Party

A Board member of the Company also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects and $175,000 and $254,000 was expensed on research work during 2007 and 2006, respectively. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each symposium, which amounted to approximately $15,000 in 2007, $12,000 in 2006 and $15,000 in 2005.

(11)	Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $127,000 and $124,000 in 2007 and 2006, respectively, as a matching percentage of associate 401(k) contributions. No contributions were made by the Company in 2005.

(12)	Subsequent Events

In February 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

Subsequent to December 31, 2007, the Company has repurchased 263,013 shares of common stock at an approximate cost of $6.6 million and an average per share price of $24.91.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

The Company has no other information to report pursuant to this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2007,” “Option Exercises and Stock Vested,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2007.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders (1)	539,660	$17.04	657,874(2)
Equity compensation plans
not approved by security
holders	--	--	--

Total	539,660	$17.04	657,874

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)	As of December 31, 2007, the Company had authority to award up to 152,455 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 51,332 as of December 31, 2007. Under the 2006 Equity Incentive Plan, the Company had authority to award up to 167,885 additional shares of restricted Common Stock.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated financial statements – The consolidated financial statements listed in the accompanying index to the consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.	Financial statement schedule – The financial statement schedule listed in the accompanying index to the consolidated financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

3.	Exhibits – The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2008.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	Chief Executive Officer and Director (Principal	March 28, 2008
Michael D. Hays	Executive Officer)
/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 28, 2008
Patrick E. Beans	Financial Officer and Director (Principal
Financial and Accounting Officer)
/s/ Joseph W. Carmichael	President and Director	March 28, 2008
Joseph W. Carmichael
/s/ JoAnn M. Martin	Director	March 28, 2008
JoAnn M. Martin
/s/ John N. Nunnelly	Director	March 28, 2008
John N. Nunnelly
/s/ Paul C. Schorr III	Director	March 28, 2008
Paul C. Schorr III
/s/ Gail L. Warden	Director	March 28, 2008
Gail L. Warden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2005	$100,526	$2,657	$--	$103,183
Year Ended December 31, 2006	$103,183	$(58,881)	$--	$44,302
Year Ended December 31, 2007	$44,302	$28,510	$2,600	$70,212

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 10, 2007 (File No. 0-29466)]

(10.1)*	National Research Corporation 1997 Equity Incentive Plan [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(10.2)*	National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.3)*	National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2006 (File No. 0-29466)]

(10.4)*	National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.5)*	National Research Corporation 2004 Director Stock Plan [Incorporated by reference to National Research Corporation's Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 4, 2005 (File No. 0-29466)]

(10.6)	Asset Purchase Agreement, dated as of September 16, 2005, among National Research Corporation, Geriatric Health Systems, LLC, Health Services Benefit Administrators, Inc. and Peter Yedidia [Incorporated by reference to Exhibit 2.1 to National Research Corporation’s current Report of Form 8-K dated September 16, 2005 (File No. 0-29466)]

(10.7)+	Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(10.8)*	Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*	Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.10)*	Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

(10.11)*	Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.12)*	Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.13)*	Restricted Stock Incentive Plan for Joseph W. Carmichael, as amended and restated, under the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 3, 2006 (File No. 0-29466)]

(10.14)*	Director’s Compensation Summary [Incorporated by reference to Exhibit (10.1) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-29466)]

(10.15)*	Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-29466)]

(10.16)*	Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-29466)]

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2007 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.