Form 10-Q
period 2008-03-31
NATIONAL RESEARCH CORP
filed 2008-05-15
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [   ] No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of May 1, 2008: 6,682,281 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2008

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	4
		Consolidated Statements of Income	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7-13
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	14-17
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	17
	Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	17
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	17-18
	Item 6.	Exhibits	18
	Signatures		19
	Exhibit Index		20

Special Note Regarding Forward-Looking Statements

Certain matters discussed below in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report). Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,485,661	$3,355,141
Investments in marketable debt securities	613	99,497
Trade accounts receivable, less allowance for doubtful accounts of $73,452 and $70,212
in 2008 and 2007, respectively	9,482,054	6,378,914
Unbilled revenue	1,309,153	1,377,427
Prepaid expenses and other	1,212,607	1,068,446
Recoverable income taxes	--	272,219
Deferred income taxes	92,968	48,657

Total current assets	13,583,056	12,600,301
Property and equipment, net	12,231,129	11,974,029
Goodwill	30,926,790	31,051,202
Intangible assets, net	5,406,325	5,615,910
Deferred income taxes	--	590,034
Other	46,588	37,317

Total assets	$62,193,888	$61,868,793

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$6,265,889	$1,092,754
Accounts payable	1,317,938	1,106,317
Accrued wages, bonus and profit sharing	1,226,060	1,477,021
Accrued expenses	898,993	1,386,133
Income taxes payable	565,775	--
Billings in excess of revenue earned	11,904,173	9,921,763

Total current liabilities	22,178,828	14,983,988
Note payable, net of current portion	351,248	1,900,598
Deferred income taxes	2,295,530	2,697,774

Total liabilities	24,825,606	19,582,360
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,902,141 in 2008
and 7,883,289,in 2007, outstanding 6,682,281 in 2008 and 6,926,442 in 2007	7,902	7,883
Additional paid-in capital	24,274,718	23,508,717
Retained earnings	31,037,377	30,003,606
Accumulated other comprehensive income, net of taxes	765,085	931,655
Treasury stock, at cost; 1,219,862 shares in 2008 and 956,847 shares in 2007	(18,716,800)	(12,165,428)

Total shareholders’ equity	37,368,282	42,286,433

Total liabilities and shareholders’ equity	$62,193,888	$61,868,793

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$13,453,896	$12,204,981
Operating expenses:
Direct expenses	5,926,555	5,448,446
Selling, general and administrative	3,559,227	3,399,795
Depreciation and amortization	666,367	627,169

Total operating expenses	10,152,149	9,475,410

Operating income	3,301,747	2,729,571
Other income (expense):
Interest income	19,051	14,017
Interest expense	(44,052)	(167,319)
Other, net	(6,882)	16,299

Total other income (expense)	(31,883)	(137,003)

Income before income taxes	3,269,864	2,592,568
Provision for income taxes	1,266,849	998,550

Net income	$2,003,015	$1,594,018

Net income per share - basic and diluted	$0.29	$0.23
Weighted average shares and share equivalents
outstanding - basic	6,817,600	6,841,603

Weighted average shares and share equivalents
outstanding - diluted	6,970,283	6,964,021

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,003,015	$1,594,018
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	666,367	627,169
Deferred income taxes	143,244	(78,272)
Tax benefit from exercise of stock options	5,967	--
Non-cash share-based compensation expense	226,399	289,227
Net changes in assets and liabilities:	--
Trade accounts receivable	(3,171,809)	(2,155,711)
Unbilled revenue	58,313	910,638
Prepaid expenses and other	(147,310)	(126,742)
Accounts payable	216,657	(128,025)
Accrued expenses, wages, bonuses and profit sharing	(734,529)	323,165
Income taxes recoverable and payable	856,720	926,046
Billings in excess of revenue earned	2,006,506	2,192,435

Net cash provided by operating activities	2,129,540	4,373,948

Cash flows from investing activities:
Purchases of property and equipment	(727,503)	(375,959)
Purchases of securities available-for-sale	--	(167,723)
Proceeds from the maturities of securities available-for-sale	99,102	260,281

Net cash used in investing activities	(628,401)	(283,401)

Cash flows from financing activities:
Proceeds from notes payable	5,200,000	125,000
Payments on notes payable	(1,576,215)	(2,882,362)
Proceeds from exercise of stock options	409,239	60,580
Purchases of treasury stock	(6,551,372)	(51,656)
Excess tax benefit from exercise of share-based compensation	124,415	9,333
Payment of dividends on common stock	(969,245)	(830,395)

Net cash used in financing activities	(3,363,178)	(3,569,500)

Effect of exchange rate changes on cash	(7,441)	(39,533)

Increase (decrease) in cash and cash equivalents	(1,869,480)	481,514
Cash and cash equivalents at beginning of period	3,355,141	876,360

Cash and cash equivalents at end of period	$1,485,661	$1,357,874

Supplemental disclosure of cash paid for:
Interest expense	$31,409	$124,046
Income taxes	$138,264	$141,037

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The consolidated balance sheet of the Company at December 31, 2007, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission in March 2008.

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

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended March 31
	(in thousands)
	2008	2007
Net income	$2,003	$1,594
Other comprehensive income:
Unrealized gains from investments:
Unrealized gains	--	10
Related tax expense	--	(4)

Net	--	6
Foreign currency translation	(167)	26

Total other comprehensive	(167)	32
income/(loss)

Comprehensive income	$1,836	$1,626

The components of accumulated other comprehensive income were as follows (in thousands):

Foreign Currency Translation
Balance at March 30, 2008	$765

Balance at December 31, 2007	$932

3.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the three-month period ended March 31, 2008, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2006.

4.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of The Governance Institute (“TGI”). The original term note was payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bore interest at a rate of 7.21% per year. The term note was refinanced as of February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. In addition, the revolving credit note was renewed to July 31, 2008. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. An addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The Company may borrow, repay and reborrow amounts under the revolving credit note from time to time until its maturity on July 31, 2008. Borrowings under the revolving credit note bear interest at a variable rate equal to (a) prime (as defined in the credit note) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of March 31, 2008, the Company’s debt totaled $6.6 million, which consisted of $1.4 million balance remaining on the refinanced term note and a $5.2 million balance on the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties. The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. In addition, the Company made repayments on the revolving credit note of $3.2 million with no prepayment penalties subsequent to March 31, 2008.

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

The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007
	(in thousands)	(in thousands)
Amounts charged against income,
before income tax benefit	$226	$289
Amount of related income tax benefit	87	113

Total net income impact	$139	$176

The share-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At March 31, 2008, there were 70,722 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 529,278 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At March 31, 2008, there were 73,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 177,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At March 31, 2008, there were 472,388 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 127,612 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted 70,475 and 83,382 stock options during the three-month period ended March 31, 2008 and 2007, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair market value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three Months ended March 31,
	2008	2007
Expected dividend yield at date of grant	2.11%	1.76%
Expected stock price volatility	24.20%	29.90%
Risk-free interest rate	3.18%	4.54%
Expected life of options (in years)	6.00	6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 (under which no additional options will be granted) and the 2004 Director Plans for the three months ended March 31, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at beginning of period	605,843	$15.18
Granted	70,475	$26.50
Exercised	(35,391)	$11.47
Canceled/expired	(29,071)	$14.32

Outstanding at end of period	611,856	$16.74	7.30	$5,593,551

Exercisable at end of period	89,508	$18.85	7.18	$621,793

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008 and 2007, was $5.98 and $7.08, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007, was $539,000 and $24,000, respectively. As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.3 million, which was expected to be recognized over a weighted average period of 2.69 years.

Cash received from stock options exercised for the three-month periods ended March 31, 2008 and 2007, was $406,000 and $62,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $121,000 and $9,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had 49,644 non-vested shares of common stock outstanding under the 2006 Equity Incentive plan and no shares were granted during the three-month period then ended. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the three months ended March 31, 2008.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	66,183	$19.75
Granted	--	--
Vested	(8,558)	$23.37
Forfeited	(7,981)	$16.15

Outstanding at end of period	49,644	$19.71

Non-vested stock was not granted during the three months ended March 31, 2008. The weighted-average grant date fair value of non-vested stock granted during the three months ended March 31, 2007, was $23.33. As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $559,000 and is expected to be recognized over a weighted average period of 2.11 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at March 31, 2008, and December 31, 2007:

	2008	2007
Goodwill	$30,926,790	$31,051,202

Non-amortizing other intangible assets:
Trade name	1,190,558	1,190,559
Amortizing other intangible assets:
Customer related intangibles	4,909,081	4,922,275
Trade name	1,572,000	1,572,000

Total other intangible assets	7,671,639	7,684,834
Less accumulated amortization	2,265,314	2,068,924

Other intangible assets, net	$5,406,325	$5,615,910

The change in the carrying amount of goodwill and customer relationships included the impact of foreign currency translation.

7.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2008 and 2007, the Company excluded 70,475 and -0- options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	(in thousands)
	2008	2007
Weighted average shares and share
equivalents - basic	6,818	6,842
Weighted average dilutive effect of
options	132	96
Weighted average dilutive effect of
restricted stock	20	26

Weighted average shares and share
equivalents - dilutive	6,970	6,964

8.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 has not had a material effect on the consolidated financial statements.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009. Management believes that adoption of SFAS 157-2 will not have a material effect on the consolidated financial statements.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any eligible items.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2007. The adoption of EITF 07-3 has had no impact on the consolidated financial statements.

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

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the three-month period ended March 31, 2008, the Picker Institute used $43,000 of these deposited amounts for research and, as a result, the Company recognized expense equal to that amount. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Patient-Centered Care Institute Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. There were no payments related to the Symposium for the periods ended March 31, 2008 and March 31, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs. The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide™ (“Market Guide”).

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

	Three months ended March 31,
	2008	2007
Revenue:	100.0%	100.0%

Operating expenses:
Direct expenses	44.0%	44.6%
Selling, general and	26.5%	27.9%
administrative
Depreciation and amortization	5.0%	5.1%

Total operating expenses	75.5%	77.6%

Operating income	24.5%	22.4%

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Revenue. Revenue for the three-month period ended March 31, 2008, increased 10.2% to $13.5 million, compared to $12.2 million in the three-month period ended March 31, 2007, primarily due to growth in the Company’s higher margin subscription-based services and increases in the scope of work from existing clients.

Direct expenses. Direct expenses increased 8.8% to $5.9 million in the three-month period ended March 31, 2008, compared to $5.4 million in the same period during 2007. The change was primarily due to increases in salaries and benefits of $148,000, conference costs of $112,000 and postage of $151,000, all of which were partially offset by reductions in some other direct expenses primarily due to servicing the increase in revenues. Direct expenses decreased as a percentage of revenue to 44% in the three-month period ended March 31, 2008, from 44.6% during the same period of 2007, largely due to the mix of business. The Company expects direct expenses as a percentage of revenue for the remaining year will be at the higher end of its model of 43% to 45% for the remainder of 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.7% to $3.6 million for the three-month period ended March 31, 2008, compared to $3.4 million for the same period in 2007. The change was primarily due to increases in travel expenses of $64,000, marketing of $41,000 and salaries and benefits of $33,000 to support the Company’s revenue growth. Selling, general, and administrative expenses decreased as a percentage of revenue to 26.5% for the three-month period ended March 31, 2008, from 27.9% for the same period in 2007 due to the growth in higher margin products. The Company expects selling, general, and administrative expenses as a percentage of revenue to continue at a similar percentage for the remainder of the year as it did for the three-month period ended March 31, 2008, slightly outside the Company’s model of 23% to 25%.

Depreciation and amortization. Depreciation and amortization expenses increased 6.2% to $666,000 for the three-month period ended March 31, 2008, compared to $627,000 in the same period of 2007. The increase was primarily due to software development projects and building improvements. Depreciation and amortization expenses as a percentage of revenue decreased to 5.0% in the three-month period ended March 31, 2008, from 5.1% in the same period of 2007. For the remainder of 2008, the Company expects depreciation and amortization expense as a percentage of revenue to remain in the middle of its model of 4.5% to 6.0% given anticipated continued revenue growth.

Provision for income taxes. The provision for income taxes totaled $1,267,000 (38.7% effective tax rate) for the three-month period ended March 31, 2008, compared to $999,000 (38.5% effective tax rate) for the same period in 2007. The effective tax rate was higher in 2008 due to differences in state income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.6 million as of March 31, 2008, compared to a working capital deficiency of $2.4 million on March 31, 2007. The increase in the working capital deficiency was primarily due to repurchase of common stock partially financed by the revolving credit note (which had a $5.2 million balance as of March 31, 2008, and no balance as of March 31, 2007). Cash and cash equivalents also decreased by $1.9 million to fund the share repurchase. This was partially offset by a net increase in accounts receivable over billings in excess of revenue.

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

Capital Expenditures

Capital expenditures for the three-month period ended March 31, 2008, were $727,000. The Company has budgeted approximately $1.9 million for additional capital expenditures in 2008 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2008 will be primarily for computer hardware and software, production equipment and furniture.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note was refinanced as of February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. In addition, the revolving credit note was renewed to July 31, 2008. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The Company intends to renew the revolving credit note in July 2008 and currently has the ability to do so. As of March 31, 2008, the Company’s debt totaled $6.6 million, which consisted of a $1.4 million balance remaining on the term note and a $5.2 million balance on the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties.

The Company intends to renew the revolving credit note before its expiration on July 31, 2008. Since March 31, 2008, the Company has repaid $3.2 million of the outstanding borrowings with no prepayment penalties. The Company currently expects that cash flows from operations will provide sufficient cash to repay the remaining outstanding borrowings under the revolving credit note before its expiration. There can be no assurance that the Company will be successful in renewing the revolving credit note before its expiration or that cash flows from operations will occur as forecasted.

The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2008, the Company was in compliance with these restrictions and covenants.

The purchase price for the Smaller World Communications Inc. acquisition in 2003 included two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, was made in February of 2008 for $715,400.

Shareholders’ equity decreased $4.9 million to $37.4 million as of March 31, 2008, from $42.3 million as of December 31, 2007. The decrease was primarily due to the increase in treasury stock of $6.6 million. This was partially offset by an increase in net income and the exercise of stock options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of March 31, 2008, the remaining shares that can be purchased were 425,138.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2007.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the three months ended March 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of May 1, 2008, 324,862 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2008	5,856	$ 25.42	5,856	682,295
February 1 - February 29, 2008	4,457	$ 26.21	4,457	677,838
March 1 - March 31, 2008	252,700	$ 24.87	252,700	425,138

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 14, 2008	By: /s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2008	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2008

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.