Form 10-Q
period 2008-06-30
NATIONAL RESEARCH CORP
filed 2008-08-13
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [_] No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of August 4, 2008: 6,673,280 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2008

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	4
		Consolidated Statements of Income	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7-14
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	14-17
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	18
	Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	18
	Item 4.	Submission of Matters for Vote of Security Holders	19
	Item 6.	Exhibits	19
	Signatures		20
	Exhibit Index		21

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report). Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,308,550	$3,355,141
Investments in marketable debt securities	248	99,497
Trade accounts receivable, less allowance for doubtful accounts of $96,344 and $70,212
in 2008 and 2007, respectively	8,638,264	6,378,914
Unbilled revenue	1,164,308	1,377,427
Prepaid expenses and other	1,070,466	1,068,446
Recoverable income taxes	--	272,219
Deferred income taxes	99,948	48,657

Total current assets	12,281,784	12,600,301
Property and equipment, net	12,385,008	11,974,029
Goodwill	30,962,207	31,051,202
Intangible assets, net	5,484,499	5,615,910
Deferred income taxes	--	590,034
Other	55,859	37,317

Total assets	$61,169,357	$61,868,793

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$3,256,202	$1,092,754
Accounts payable	542,538	1,106,317
Accrued wages, bonus and profit sharing	1,675,706	1,477,021
Accrued expenses	1,051,986	1,386,133
Income taxes payable	86,356	--
Billings in excess of revenue earned	14,002,723	9,921,763

Total current liabilities	20,615,511	14,983,988
Note payable, net of current portion	--	1,900,598
Deferred income taxes	2,152,860	2,697,774

Total liabilities	22,768,371	19,582,360
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,905,649 in 2008
and 7,883,289,in 2007, outstanding 6,682,660 in 2008 and 6,926,442 in 2007	7,906	7,883
Additional paid-in capital	24,703,100	23,508,717
Retained earnings	31,682,955	30,003,606
Accumulated other comprehensive income, net of taxes	812,915	931,655
Treasury stock, at cost; 1,222,991 shares in 2008 and 956,847 shares in 2007	(18,805,890)	(12,165,428)

Total shareholders’ equity	38,400,986	42,286,433

Total liabilities and shareholders’ equity	$61,169,357	$61,868,793

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$11,901,081	$11,945,359	$25,354,977	$24,150,340
Operating expenses:
Direct expenses	5,319,928	5,365,950	11,246,483	10,814,396
Selling, general and administrative	3,348,151	3,250,574	6,907,378	6,650,369
Depreciation and amortization	675,913	623,095	1,342,280	1,250,264

Total operating expenses	9,343,992	9,239,619	19,496,141	18,715,029

Operating income	2,557,089	2,705,740	5,858,836	5,435,311
Other income (expense):
Interest income	8,063	55,202	27,114	69,219
Interest expense	(53,152)	(135,921)	(97,204)	(303,240)
Other, net	(13,019)	51,011	(19,901)	67,310

Total other income (expense)	(58,108)	(29,708)	(89,991)	(166,711)

Income before income taxes	2,498,981	2,676,032	5,768,845	5,268,600
Provision for income taxes	917,676	1,035,386	2,184,525	2,033,936

Net income	$1,581,305	$1,640,646	$3,584,320	$3,234,664

Net income per share - basic	$.24	$.24	$.53	$.47

Net income per share - diluted	$.23	$.23	$.52	$.46

Weighted average shares and share equivalents
outstanding - basic	6,636,575	6,845,392	6,728,094	6,843,508

Weighted average shares and share equivalents
outstanding - diluted	6,792,884	7,001,899	6,892,120	6,979,156

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,584,320	$3,234,664
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,342,280	1,250,264
Deferred income taxes	(6,255)	(56,765)
Tax benefit from exercise of stock options	8,053	--
Loss on disposal of property & equipment	--	128
Non-cash share-based compensation expense	525,196	562,304
Net changes in assets and liabilities:	--
Trade accounts receivable	(2,308,561)	(828,847)
Unbilled revenue	198,945	282,763
Prepaid expenses and other	(39,297)	(529,289)
Accounts payable	(560,717)	(91,525)
Accrued expenses, wages, bonuses and profit sharing	(131,990)	181,824
Income taxes recoverable and payable	366,233	808,825
Billings in excess of revenue earned	4,106,653	2,677,873

Net cash provided by operating activities	7,084,860	7,492,219

Cash flows from investing activities:
Purchases of property and equipment	(1,347,573)	(721,032)
Proceeds from sale of property and equipment	--	200
Purchase of customer base	(249,473)	--
Purchases of securities available-for-sale	--	(2,396,927)
Proceeds from the maturities of securities available-for-sale	99,468	2,764,549

Net cash used in investing activities	(1,497,578)	(353,210)

Cash flows from financing activities:
Proceeds from notes payable	8,700,000	375,000
Payments on notes payable	(8,437,150)	(4,704,907)
Proceeds from exercise of stock options	459,982	170,299
Purchases of treasury stock	(6,640,462)	(115,816)
Excess tax benefit from exercise of share-based compensation	201,174	47,709
Payment of dividends on common stock	(1,904,973)	(1,661,650)

Net cash used in financing activities	(7,621,429)	(5,889,365)

Effect of exchange rate changes on cash	(12,444)	(3,874)

Increase (decrease) in cash and cash equivalents	(2,046,591)	1,245,770
Cash and cash equivalents at beginning of period	3,355,141	876,360

Cash and cash equivalents at end of period	$1,308,550	$2,122,130

Supplemental disclosure of cash paid for:
Interest expense	$97,204	$260,202
Income taxes	$1,612,293	$1,272,514

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies and develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices.

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

2.	REVENUE RECOGNITION

In May 2008, the Company introduced a new product line called “TICKER”, an on-going data collection service product similar to the Healthcare Market Guide. TICKER is a subscription based product that requires the Company to recognize revenue over the period of time the service is provided. Generally, the TICKER subscription periods are for twelve months and revenue is recognized equally over the subscription period. The direct costs incurred to produce the TICKER product are inseparable from the costs associated with the Healthcare Market Guide. As a result, the Company must allocate a portion of the inseparable costs to TICKER using expected revenue. The allocated costs to TICKER are then expensed as incurred and deferred (provided they are realizable) for the Healthcare Market Guide until the revenue is recognized upon delivery of the final product in September 2008.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Net income	$1,581	$1,641	$3,584	$3,235
Other comprehensive income:
Unrealized gain (loss) from investments
Unrealized gains	--	--	--	10
Related tax benefit	--	--	--	(4)

Net	--	--	--	6
Foreign currency translation	48	283	(119)	309

Total other comprehensive income	48	283	(119)	315

Comprehensive income	$1,629	$1,924	$3,464	$3,550

The components of accumulated other comprehensive income were as follows (in thousands):

Foreign Currency Translation
Balance at June 30, 2008	$813

Balance at December 31, 2007	$932

4.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the six-month period ended June 30, 2008, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2006.

5.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of The Governance Institute (“TGI”). The original term note was payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bore interest at a rate of 7.21% per year. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. In addition, the revolving credit note was renewed in July 2008, to extend the term to July 31, 2009. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. An addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity. Borrowings under the revolving credit note bear interest at a variable rate equal to (a) prime (as defined in the credit note) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of June 30, 2008, the Company’s debt totaled $3.3 million, which consisted of $1.2 million balance remaining on the refinanced term note and a $2.1 million balance on the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties. The Company has classified the $3.3 million of debt as a current liability as of June 30, 2008, since the Company intends to repay the debt within one year. The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles.

6.	SHARE-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payments. The compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards in accordance with SFAS No. 123R.

The Company currently intends that shares of common stock issued upon the exercise of options or otherwise in connection with any of these plans will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
	(in thousands)	(in thousands)
Amounts charged against income,
before income tax benefit	$299	$525
Amount of related income tax benefit	115	202

Total net income impact	$184	$323

The share-based compensation plans are described below.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At June 30, 2008, there were 110,646 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 489,354 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At June 30, 2008, there were 25,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 225,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At June 30, 2008, there were 504,503 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 95,497 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted 48,000 stock options during each of the three-month periods ended June 30, 2008 and 2007, and 118,475 and 131,382 during the six-month periods ending June 30, 2008 and 2007, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair market value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividend yield at date of grant	1.87 to 2.11%	1.76 to 1.92%
Expected stock price volatility	21.10 to 24.20%	22.7 to 29.90%
Risk-free interest rate	3.18%	4.54 to 4.59%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 Equity Incentive Plan (under which no additional options will be granted) and the 2004 Director Plan for the six months ended June 30, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at beginning of period	539,660	$17.04
Granted	118,475	$27.87
Exercised	(30,341)	$15.06
Canceled/expired	(21,090)	$19.73

Outstanding at end of period	606,704	$19.16	7.26	$4,938,781

Exercisable at end of period	270,364	$16.05	6.38	$2,982,283

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2008 and 2007, was $5.67 and $6.39, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007, was $358,000 and $96,000, respectively. As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.3 million, which was expected to be recognized over a weighted average period of 2.93 years.

Cash received from stock options exercised for the six-month period ended June 30, 2008 and 2007, was $457,000 and $170,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $138,000 and $47,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had 39,927 non-vested shares of common stock outstanding under the 2006 Equity Incentive plan and no shares were granted during the six-month period then ended. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the three months ended June 30, 2008.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	66,183	$19.75
Granted	--	--
Vested	(18,275)	$17.65
Forfeited	(7,981)	$16.15

Outstanding at end of period	39,927	$21.43

Non-vested stock was not granted during the six months ended June 30, 2008. The weighted-average grant date fair value of non-vested stock granted during the six months ended June 30, 2007, was $23.54. As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was approximately $479,000 and is expected to be recognized over a weighted average period of 1.86 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at June 30, 2008, and December 31, 2007:

	June 30, 2008	Dec. 31, 2007
Goodwill	$30,962,207	$31,051,202

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	5,202,438	4,922,275
Trade name	1,572,000	1,572,000

Total other intangible assets	7,964,997	7,684,834
Less accumulated amortization	2,480,498	2,068,924

Other intangible assets, net	$5,484,499	$5,615,910

The change in the carrying amount of goodwill relates to foreign currency translation. In addition, amortizing customer related intangibles increased during the second quarter 2008 from the purchase of customer contracts. On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,473. The recording of this purchase increased customer related intangibles by $260,462 and deferred revenues by $10,989. The intangibles are being amortized on a straight-line basis over 5 years.

8.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2008 and 2007, the Company excluded 48,000 and 48,000 options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)

	2008	2007	2008	2007
Weighted average shares and share
equivalents - basic	6,637	6,845	6,728	6,844
Weighted average dilutive effect of options	142	118	151	108
Weighted average dilutive effect of
restricted stock	14	39	13	27

Weighted average shares and share
equivalents - dilutive	6,793	7,002	6,892	6,979

9.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“No. 162”). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS No. 162 will not have a material effect on the consolidated financial statements.

11.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the six-month period ended June 30, 2008, the Picker Institute used $86,000 of these deposited amounts for research and, as a result, the Company recognized expense equal to that amount. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Patient-Centered Care Institute Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. There were no payments related to the Symposium for the periods ended June 30, 2008 and June 30, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs. The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide™ (“Market Guide”), including the new on-going data collection service Ticker.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	44.7	44.9	44.4	44.8
Selling, general and	28.1	27.2	27.2	27.5
administrative
Depreciation and amortization	5.7	5.2	5.3	5.2

Total operating expenses	78.5	77.3	76.9	77.5

Operating income	21.5%	22.7%	23.1%	22.5%

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Revenue. Revenue for the three-month period ended June 30, 2008, remained consistent with the same period in 2007 at $11.9 million. In connection with the addition of the Healthcare Market Guide’s new subscription-based Ticker product, the Company deferred revenue of $1.2 million during this period. These revenues will be recognized over a 12-month period that began in the three-month period ended June 30, 2008, and will continue into the same period in 2009.

Direct expenses. Direct expenses decreased 1.0% to $5.3 million in the three-month period ended June 30, 2008, compared to $5.4 million in the same period during 2007. The change was primarily due to a decrease in fieldwork of $327,000 offset by increases in contracted services, postage, and printing. Direct expenses decreased as a percentage of revenue to 44.7% in the three-month period ended June 30, 2008, from 44.9% during the same period of 2007, largely due to the mix of business.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent at $3.3 million for each of the three-month periods ended June 30, 2008 and 2007. Selling, general, and administrative expenses increased as a percentage of revenue to 28.1% for the three-month period ended June 30, 2008, from 27.2% for the same period in 2007.

Depreciation and amortization. Depreciation and amortization expenses increased 8.5% to $676,000 for the three-month period ended June 30, 2008, compared to $623,000 in the same period of 2007. The increase was primarily due to software development projects and building improvements. Depreciation and amortization expenses as a percentage of revenue increased to 5.7% for the three-month period ended June 30, 2008, from 5.2% in the same period of 2007.

Provision for income taxes. The provision for income taxes totaled $918,000 (36.7% effective tax rate) for the three-month period ended June 30, 2008, compared to $1,035,000 (38.7% effective tax rate) for the same period in 2007. The effective tax rate was lower in 2008 due to differences in state and provincial income taxes.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Revenue. Revenue for the six-month period ended June 30, 2008, increased 5.0% to $25.4 million compared to $24.2 million in the six-month period ended June 30, 2007, primarily due to the increase in scope of work from existing clients and the addition of new clients.

Direct expenses. Direct expenses increased 4.0% to $11.2 million in the six-month period ended June 30, 2008, compared to $10.8 million in the same period during 2007. The change in direct expenses included increases in conference costs of $157,000, salaries and benefits of $172,000, printing and postage of $319,000, and were partially offset by a decrease in fieldwork. Direct expenses decreased as a percentage of revenue to 44.4% in the six-month period ended June 30, 2008, from 44.8% during the same period of 2007, largely due to the increase in our higher margin products as a percent of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.9% to $6.9 million for the six-month period ended June 30, 2008, compared to $6.7 million for the same period in 2007. The change was primarily due to increases in salary and benefit expenses of $98,000 and travel expenses of $52,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 27.2% for the six-month period ended June 30, 2008, from 27.5% for the same period in 2007.

Depreciation and amortization. Depreciation and amortization expenses for the six-month period ended June 30, 2008, remained consistent with the same period in 2007 at $1.3 million, primarily due to software development projects and building improvements. Depreciation and amortization expenses as a percentage of revenue increased to 5.3% in the six-month period ended June 30, 2008, from 5.2% in the same period of 2007.

Provision for income taxes. The provision for income taxes totaled $2,185,000 (37.9% effective tax rate) for the six-month period ended June 30, 2008, compared to $2,034,000 (38.6% effective tax rate) for the same period in 2007. The effective tax rate was higher in 2007 due to differences in state and provincial income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.3 million as of June 30, 2008, compared to a working capital deficiency of $415,000 on June 30, 2007. The increase in the working capital deficiency was primarily due to the repurchase of common stock, which was financed in part by the revolving credit note, which had a $2.1 million balance as of June 30, 2008, and no balance as of June 30, 2007. Cash and cash equivalents also decreased by $1.5 million to fund the share repurchases and make additional pay downs on the term note. Billings in excess of revenue earned increased by $2.9 million over the same period in 2007.

Billings in excess of revenue earned increased in 2008 compared to 2007 primarily due to the timing of initial billings on new and renewal contracts. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred and unbilled revenue will be earned and billed, respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the six-month period ended June 30, 2008, were $1.3 million. The Company has budgeted approximately $1.9 million for capital expenditures in 2008 to be funded through cash generated from operations. The Company expects that the additional capital expenditures during 2008 will be primarily for computer hardware and software, production equipment and furniture.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. As of June 30, 2008, the Company’s debt totaled $3.3 million, which consisted of a $1.2 million balance remaining on the term note and a $2.1 million balance on the revolving credit note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay downs on the loan were made with no prepayment penalties. The Company has classified the $3.3 million of debt as a current liability as of June 30, 2008, since the Company intends to repay the debt within one year.

The Company currently expects that cash flows from operations will provide sufficient cash to repay the remaining outstanding borrowings under the revolving line of credit before its expiration. There can be no assurance that cash flows from operations will occur as forecasted.

The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2008, the Company was in compliance with these restrictions and covenants.

The purchase price for the Smaller World Communications Inc. acquisition in 2003 included two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, was made in February 2008 for $715,400.

Shareholders’ equity decreased $3.9 million to $38.4 million as of June 30, 2008, from $42.3 million as of December 31, 2007. The decrease was primarily due to the increase in treasury stock of $6.6 million. This was partially offset by an increase in net income and the exercise of stock options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of June 30, 2008, the remaining shares that can be purchased were 422,009.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2007.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the six months ended June 30, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the Repurchase Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of August 4, 2008, 327,991 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2008	0	$ 0.00	0	425,138
May 1 - May 31, 2008	980	$29.52	980	424,158
June 1 - June 30, 2008	2,149	$28.00	2,149	422,009

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2, 2008. At such meeting, Joseph W. Carmichael, JoAnn M. Martin and Paul C. Schorr III were reelected as directors of the Company for terms to expire at the 2011 Annual Meeting of Shareholders and until their successors are duly elected and qualified pursuant to the following votes: Joseph W. Carmichael – 6,628,222 shares voted for, 42,950 shares withholding authority or abstentions and no broker non-votes; JoAnn M. Martin – 6,629,622 shares voted for, 41,550 shares withholding authority or abstentions and no broker non-votes; and Paul C. Schorr III – 6,627,322 shares voted for, 43,850 shares withholding authority or abstentions and no broker non-votes. The other directors of the Company whose terms of office continued after the 2008 Annual Meeting of Shareholders are Michael D. Hays and John N. Nunnelly whose terms expire at the 2009 meeting, and Patrick E. Beans and Gail L. Warden whose terms expire at the 2010 meeting. On July 10, 2008, Joseph W. Carmichael resigned as a director of the Company.

ITEM 6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 11, 2008	By: /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2008	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2008

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.