Form 10-Q
period 2008-09-30
NATIONAL RESEARCH CORP
filed 2008-11-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Common Stock, $.001 par value, outstanding as of November 1, 2008: 6,696,776 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2008

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The Company’s ability to retain its limited number of key clients;

•	The possibility of non-renewal of the Company’s performance tracking contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The possibility of a business downturn or consolidation in the healthcare industry;

•	The Company’s ability to manage its growth, including by identifying acquisition candidates and effectively integrating acquired companies;

•	The Company’s ability to collect the data on which its business relies;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Errors in, or dissatisfaction with, performance tracking and other surveys provided by the Company;

•	Regulatory developments; and

•	The factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$677,108	$3,355,141
Investments in marketable securities	237	99,497
Trade accounts receivable, less allowance for doubtful accounts of $44,926 and $70,212
in 2008 and 2007, respectively	9,442,141	6,378,914
Unbilled revenue	696,625	1,377,427
Prepaid expenses and other	1,003,389	1,068,446
Recoverable income taxes	54,987	272,219
Deferred income taxes	79,315	48,657

Total current assets	11,953,802	12,600,301
Property and equipment, net	12,595,334	11,974,029
Goodwill	30,882,292	31,051,202
Intangible assets, net	5,272,169	5,615,910
Deferred income taxes	--	590,034
Other	60,205	37,317

Total assets	$60,763,802	$61,868,793

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$239,292	$1,092,754
Accounts payable	1,041,326	1,106,317
Accrued wages, bonus and profit sharing	1,457,492	1,477,021
Accrued expenses	1,109,123	1,386,133
Billings in excess of revenue earned	14,970,332	9,921,763

Total current liabilities	18,817,565	14,983,988
Note payable, net of current portion	--	1,900,598
Deferred income taxes	2,338,900	2,697,774

Total liabilities	21,156,465	19,582,360
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 7,949,013 in 2008
and 7,883,289,in 2007, outstanding 6,698,480 in 2008 and 6,926,442 in 2007	7,949	7,883
Additional paid-in capital	25,807,413	23,508,717
Retained earnings	32,711,673	30,003,606
Accumulated other comprehensive income, net of taxes	694,140	931,655
Treasury stock, at cost; 1,250,533 shares in 2008 and 956,847 shares in 2007	(19,613,838)	(12,165,428)

Total shareholders’ equity	39,607,337	42,286,433

Total liabilities and shareholders’ equity	$60,763,802	$61,868,793

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$13,468,639	$13,951,875	$38,823,616	$38,102,215
Operating expenses:
Direct expenses	6,598,199	5,929,869	17,844,682	16,744,265
Selling, general and administrative	3,052,782	3,240,034	9,960,160	9,890,403
Depreciation and amortization	660,800	671,728	2,003,080	1,921,992

Total operating expenses	10,311,781	9,841,631	29,807,922	28,556,660

Operating income	3,156,858	4,110,244	9,015,694	9,545,555
Other income (expense):
Interest income	5,666	31,806	32,780	101,025
Interest expense	(21,009)	(109,839)	(118,213)	(413,079)
Other, net	29,412	21,120	9,511	88,430

Total other income (expense)	14,069	(56,913)	(75,922)	(223,624)

Income before income taxes	3,170,927	4,053,331	8,939,772	9,321,931
Provision for income taxes	1,205,400	1,557,915	3,389,925	3,591,851

Net income	$1,965,527	$2,495,416	$5,549,847	$5,730,080

Net income per share - basic	$.30	$.36	$.83	$.84

Net income per share - diluted	$.29	$.36	$.81	$.82

Weighted average shares and share equivalents
outstanding - basic	6,643,535	6,850,898	6,699,493	6,845,999

Weighted average shares and share equivalents
outstanding - diluted	6,803,123	7,013,283	6,845,447	6,994,837

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,549,847	$5,730,080
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,003,080	1,921,992
Deferred income taxes	200,418	(8,185)
Tax benefit from exercise of stock options	70,086	--
Loss on disposal of property & equipment	--	128
Non-cash share-based compensation expense	772,142	855,525
Net changes in assets and liabilities:	--
Trade accounts receivable	(3,200,657)	(3,069,398)
Unbilled revenue	678,376	903,727
Prepaid expenses and other	29,494	159,659
Accounts payable	(56,755)	(444,615)
Accrued expenses, wages, bonuses and profit sharing	425,757	483,219
Income taxes recoverable and payable	222,270	1,681,453
Billings in excess of revenue earned	5,110,815	2,160,454

Net cash provided by operating activities	11,804,873	10,374,039

Cash flows from investing activities:
Purchases of property and equipment	(2,018,878)	(1,063,136)
Proceeds from sale of property and equipment	--	200
Payment of acquisition earn-out obligation	(715,400)	--
Purchase of customer related intangibles	(249,473)	--
Purchases of securities available-for-sale	--	(2,891,012)
Proceeds from the maturities of securities	99,477	3,512,117

Net cash used in investing activities	(2,884,274)	(441,831)

Cash flows from financing activities:
Proceeds from notes payable	8,700,000	375,000
Payments on notes payable	(11,454,060)	(6,652,900)
Proceeds from exercise of stock options	1,076,307	184,498
Purchases of treasury stock	(7,448,410)	(180,553)
Excess tax benefit from exercise of share-based compensation	380,227	70,838
Payment of dividends on common stock	(2,841,780)	(2,492,541)

Net cash used in financing activities	(11,587,716)	(8,695,658)

Effect of exchange rate changes on cash	(10,916)	(53,645)

Increase (decrease) in cash and cash equivalents	(2,678,033)	1,182,905
Cash and cash equivalents at beginning of period	3,355,141	876,360

Cash and cash equivalents at end of period	$677,108	$2,059,265

Supplemental disclosure of cash paid for:
Interest expense	$118,213	$413,079
Income taxes	$2,506,466	$1,827,836

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The functional currency of the Company’s foreign subsidiary is the subsidiary’s local currency. The Company translates the assets and liabilities of foreign subsidiaries at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the statements of income.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Net income	$1,966	$2,495	$5,550	$5,730
Other comprehensive income:
Unrealized gain (loss) from investments
Unrealized gain (loss)	--	(3)	--	8
Related tax benefit (loss)	--	1	--	(3)

Net	--	(2)	--	5
Foreign currency translation	(120)	235	(238)	543

Total other comprehensive income	(120)	233	(238)	548

Comprehensive income	$1,846	$2,728	$5,312	$6,278

The components of accumulated other comprehensive income were as follows (in thousands):

Foreign Currency Translation
Balance at September 30, 2008	$694

Balance at December 31, 2007	$932

3.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the nine-month period ended September 30, 2008, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company does not expect any changes in the amount of unrecognized tax benefits within the 12 months following adoption.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return as well as returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations for years prior to 2006.

4.	NOTES PAYABLE

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of The Governance Institute (“TGI”). The original term note was payable pursuant to the credit facility in 83 equal installments of $106,000, with the balance of principal and interest payable on May 31, 2013. Borrowings under the term note bore interest at a rate of 7.21% per year. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. In addition, the revolving credit note was renewed in July 2008, to extend the term to July 31, 2009. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. An addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity. Borrowings under the revolving credit note bear interest at a variable rate equal to (a) prime (as defined in the credit note) less 0.50% or (b) one-, two-, three-, six- or twelve-month LIBOR. As of September 30, 2008, the Company’s debt totaled $239,000, which consisted of the remaining balance on the refinanced term note. Monthly installment payments were made on the term note in accordance with the credit facility. The Company has classified the $239,000 of debt as a current liability as of September 30, 2008, since the Company repaid the balance of the debt in October 2008. The credit facility is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles.

5.	SHARE-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payments. The compensation expense is recognized based on the grant-date fair value of those awards calculated under SFAS No. 123R. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards in accordance with SFAS No. 123R.

The Company currently intends that shares of common stock issued upon the exercise of options or otherwise in connection with any of these plans will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(in thousands)	(in thousands)
Amounts charged against income,
before income tax benefit	$247	$772
Amount of related income tax benefit	95	297

Total net income impact	$152	$475

A description of the share-based compensation plans are as follows:

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At September 30, 2008, there were 71,082 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 528,918 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At September 30, 2008, there were 25,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 225,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At September 30, 2008, there were 472,388 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 127,612 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company did not grant stock options during either of the three-month periods ended September 30, 2008 and 2007, and granted 118,475 and 131,382 during the nine-month periods ending September 30, 2008 and 2007, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair market value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected dividend yield at date of grant	1.87 to 2.11%	1.76 to 1.92%
Expected stock price volatility	21.10 to 24.20%	22.70 to 29.90%
Risk-free interest rate	3.18%	4.54 to 4.59%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 Equity Incentive Plan (under which no additional options will be granted) and the 2004 Director Plan for the nine months ended September 30, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at beginning of period	539,660	$17.04
Granted	118,475	$27.87
Exercised	(73,705)	$14.56
Canceled/expired	(21,090)	$19.73

Outstanding at end of period	563,340	$19.54	7.13	$5,220,812

Exercisable at end of period	227,000	$16.40	6.25	$2,794,320

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2008 and 2007, was $5.67 and $6.39, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007, was approximately $1.1 million and $107,000 respectively. As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, which was expected to be recognized over a weighted average period of 2.85 years.

Cash received from stock options exercised for the nine-month periods ended September 30, 2008 and 2007, was $1,073,000 and $184,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $360,000 and $41,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company had 37,168 non-vested shares of common stock outstanding under the 2006 Equity Incentive plan and no shares were granted during the nine-month period then ended. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the nine months ended September 30, 2008.

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	66,183	$19.75
Granted	--	--
Vested	(21,034)	$17.71
Forfeited	(7,981)	$16.15

Outstanding at end of period	37,168	$21.68

Non-vested stock was not granted during the nine months ended September 30, 2008. The weighted-average grant date fair value of non-vested stock granted during the nine months ended September 30, 2007, was $23.54. As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was approximately $411,000 and is expected to be recognized over a weighted average period of 1.62 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at September 30, 2008, and December 31, 2007:

	Sept. 30, 2008	Dec. 31, 2007
Goodwill	$30,882,292	$31,051,202

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	5,193,964	4,922,275
Trade name	1,572,000	1,572,000

Total other intangible assets	7,956,523	7,684,834
Less accumulated amortization	2,684,354	2,068,924

Other intangible assets, net	$5,272,169	$5,615,910

The change in the carrying amount of goodwill relates to foreign currency translation. In addition, amortizing customer related intangibles increased during the second quarter 2008 from the purchase of customer contracts. On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,473. The recording of this purchase increased customer related intangibles by $260,462 and deferred revenues by $10,989. The intangibles are being amortized on a straight-line basis over 5 — 15 years.

7.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of September 30, 2008 and 2007, the Company excluded -0- and 48,000 options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Weighted average shares and share
equivalents - basic	6,644	6,851	6,699	6,846
Weighted average dilutive effect of options	146	125	134	119
Weighted average dilutive effect of
restricted stock	13	37	12	30

Weighted average shares and share
equivalents - dilutive	6,803	7,013	6,845	6,995

8.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 has not had a material effect on the consolidated financial statements.

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

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes that the adoption of SFAS 160 will not have a material effect on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS 162 will not have a material effect on the consolidated financial statements.

10.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects. During the nine-month period ended September 30, 2008 and 2007, the Picker Institute used $129,000 and $208,000, respectively, of these deposited amounts for research and, as a result, the Company recognized expense equal to that amount. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual Patient-Centered Care Institute Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium. For the nine months ended September 30, 2008 and 2007, the Picker Institute received $11,000 and $15,000, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	49.0	42.5	46.0	43.9
Selling, general and	22.7	23.2	25.7	26.0
administrative
Depreciation and amortization	4.9	4.8	5.2	5.0

Total operating expenses	76.6	70.5	76.9	74.9

Operating income	23.4%	29.5%	23.1%	25.1%

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Revenue. Revenue for the three-month period ended September 30, 2008, decreased 3.5% to $13.5 million, compared to $14.0 million in the three-month period ended September 30, 2007. In connection with the addition of the Healthcare Market Guide’s new subscription-based Ticker product, the Company deferred revenue of $636,000 during this period. This revenue will be recognized over a 12-month period that began in the three-month period ended September 30, 2008, and will continue into the same period in 2009.

Direct expenses. Direct expenses increased 11.3% to $6.6 million in the three-month period ended September 30, 2008, compared to $5.9 million in the same period during 2007. The change was due to an increase in salaries, benefits and travel of $600,000, the result of the change in the business model and the allocation of responsibilities related to sales and servicing clients. The Company divided its sales force into two groups, one focused only on bringing on new prospective clients and the second focused exclusively on current clients. As a result, salaries, benefits and travel attributable to the group focused on current clients are now classified as direct expenses rather than selling, general and administrative expenses. Direct expenses increased as a percentage of revenue to 49% in the three-month period ended September 30, 2008, from 42.5% during the same period of 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.8% to $3.1 million for the three-month period ended September 30, 2008, compared to $3.2 million for the same period in 2007, largely due to the change in the business model and the allocation of responsibilities related to sales and servicing clients. Selling, general, and administrative expenses decreased as a percentage of revenue to 22.7% for the three-month period ended September 30, 2008, from 23.2% for the same period in 2007.

Depreciation and amortization. Depreciation and amortization expenses decreased 1.6% to $661,000 for the three-month period ended September 30, 2008, compared to $672,000 in the same period of 2007. Depreciation and amortization expenses as a percentage of revenue increased to 4.9% for the three-month period ended September 30, 2008, from 4.8% in the same period of 2007.

Provision for income taxes. The provision for income taxes totaled $1.2 million (38.0% effective tax rate) for the three-month period ended September 30, 2008, compared to $1.6 million (38.4% effective tax rate) for the same period in 2007. The effective tax rate was lower in 2008 due to differences in state and provincial income taxes.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Revenue. Revenue for the nine-month period ended September 30, 2008, increased 1.9% to $38.8 million, compared to $38.1 million in the nine-month period ended September 30, 2007, primarily due to the increase in scope of work from existing clients and the addition of new clients.

Direct expenses. Direct expenses increased 6.6% to $17.8 million in the nine-month period ended September 30, 2008, compared to $16.7 million in the same period during 2007. The change in direct expenses included increases in salaries, benefits and travel of $800,000 due to the change in the business model and allocation of responsibilities related to sales and servicing clients. Postage costs and conference costs also increased $226,000 and $272,000 respectively. Direct expenses increased as a percentage of revenue to 46.0% in the nine-month period ended September 30, 2008, from 43.9% during the same period of 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 0.7% to $10 million for the nine-month period ended September 30, 2008, compared to $9.9 million for the same period in 2007. The change was primarily due to increases in salary and benefit expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.7% for the nine-month period ended September 30, 2008, from 26.0% for the same period in 2007.

Depreciation and amortization. Depreciation and amortization expenses increased 4.2% to $2.0 million for the nine-month period ended September 30, 2008, compared to $1.9 million for the same period in 2007. Depreciation and amortization expenses as a percentage of revenue increased to 5.2% in the nine-month period ended September 30, 2008, from 5.0% in the same period of 2007.

Provision for income taxes. The provision for income taxes totaled $3.4 million (37.9% effective tax rate) for the nine-month period ended September 30, 2008, compared to $3.6 million (38.5% effective tax rate) for the same period in 2007. The effective tax rate was higher in 2007 due to differences in state and provincial income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $6.9 million as of September 30, 2008, compared to a working capital deficiency of $322,000 on September 30, 2007. The increase in the working capital deficiency was primarily due to billings in excess of revenue earned increasing by $4.8 million over the same period in 2007. Cash and cash equivalents also decreased by $1.4 million to fund share repurchases and make additional prepayments on the term note.

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

Capital Expenditures

Capital expenditures for the nine-month period ended September 30, 2008, were $2.0 million. The Company expects that the additional capital expenditures during 2008 will be primarily for computer hardware and software, production equipment, and furniture that will be funded by cash generated from operations.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note requires payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bear interest at an annual rate of 5.14%. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. As of September 30, 2008, the Company’s debt totaled $239,000, which consisted of the remaining balance on the term note. Monthly installment payments were made on the term note in accordance with the credit facility. Also, additional pay-downs on the loan were made with no prepayment penalties. The Company repaid the remainder of the debt in October 2008.

The credit facility contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2008, the Company was in compliance with these restrictions and covenants.

The purchase price for the Smaller World Communications Inc. acquisition in 2003 included two additional scheduled payments in 2006 and 2008. In 2006, the Company made the first aggregate payment of $536,200 based on meeting certain revenue goals. The second aggregate payment, also based upon certain revenue goals, was made in February 2008 for $715,400.

Shareholders’ equity decreased $2.7 million to $39.6 million as of September 30, 2008, from $42.3 million as of December 31, 2007. The decrease was primarily due to the increase in treasury stock of $7.4 million. This was partially offset by an increase in net income and the exercise of stock options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of September 30, 2008, the remaining shares that can be purchased were 394,465.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2007.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the nine months ended September 30, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of November 1, 2008, 355,535 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2008	9,380	$24.32	9,380	412,629
August 1 - August 31, 2008	18,164	$31.92	18,164	394,465
September 1 - September 30, 2008	0	$ 0.00	0	394,465

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: November 10, 2008	By: /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2008	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2008

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.