Form 10-K
period 2008-12-31
NATIONAL RESEARCH CORP
filed 2009-03-31
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Title of Class
Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2008: $43,936,203.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value, outstanding as of March 30, 2009: 6,660,746 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I
Item 1. Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed below in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements include phrases such as the Company “believes,” “expects” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the factors set forth in “Risk Factors.” Shareholders, potential investors, and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
General
National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, improvement services and governance education to the healthcare industry in the United States and Canada. The Company believes it has achieved this leadership position based on 28 years of industry experience and its relationships with many of the industry’s largest payers and providers. The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients and/or members. NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize new member and/or patient attraction, experience, member retention and profitability.
Since its founding 28 years ago in 1981 as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry. The Company’s primary types of information services are renewable performance tracking services, custom research, subscription-based governance information and educational services, and a renewable syndicated service.
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

The Company’s solutions are designed to respond to managed care’s redefined relationships among consumers, employers, payers and providers. Instead of relying exclusively on static, mass-produced questionnaires, NRC utilizes a dynamic data collection process to create a personalized questionnaire which evaluates service issues specific to each respondent’s healthcare experience. The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market-driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives. In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, residents, families, etc.) and to all service points of a healthcare system (inpatient, emergency room, outpatient, home health, rehabilitation, behavioral health, long-term care, hospice, assisted living, dental, etc.).
NRC offers renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide (“Market Guide”). The Company has renewable performance tracking tools, including those produced and delivered under its NRC Picker trade name, for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time. These tools may be coupled with the improvement tool, eToolKit, to help clients not only measure performance, but know where to focus with ideas and solutions for making improvements. The Company has the capacity to measure performance beyond the enterprise-wide level. It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position. The educational services of NRC Picker provide a way of bridging the gap between measurement and improvement. Additional offerings under the Company’s Payer Solutions division include functional disease-specific and health status measurement tools. The syndicated Market Guide, a stand-alone market information and competitive intelligence source, as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes.
Through its division known as The Governance Institute (“TGI”), NRC offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their boards, medical leadership, and management performance in the United States. TGI conducts timely conferences, produces publications, videos, white papers, and research studies, and tracks industry trends showcasing the best practices of healthcare boards across the country.
On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession. MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States. MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is, the largest dataset of senior care satisfaction metrics in the nation.
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

Information Services
The Qualisys System (“Qualisys”) is NRC’s data collection process which provides ongoing, renewable performance tracking and is the platform of the Company’s online tools. This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality. Using the industry method of mail and/or telephone-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, etc.) and service settings (inpatient, emergency room, outpatient, etc.). Rather than be limited to only static, mass-produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received. To enhances the response rates and the relevance of performance data to be flexible and responsive to healthcare organizations’ changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and includes questions which address core service factors throughout a healthcare organization.
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

Market Guide serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database. Market Guide is the largest consumer-based assessment of consumers’ perceptions of, and satisfaction with, hospitals and health systems in more than 250 markets across the country, representing the views of more than 300,000 households across nearly every county in the continental United States. Market Guide provides comprehensive assessments, including consumer quality perceptions, product-line preferences, service use and visit satisfaction for more than 3,200 hospitals and health systems. More than 250 data items relevant to healthcare payers, providers and purchasers are reported in the Market Guide, including hospital quality and image ratings, hospital selection factors, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as healthcare internet utilization. Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 250 metro areas, 48 states or nationally. Market Guide is delivered to clients via NRC’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization. Another feature of the web-based system is a national name search, which is designed to allow a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites, and pinpoint where strengths and weaknesses exist. Clients who have renewed for multiple years of the study may utilize the system’s trending capability, which details how the performance of the healthcare organization changes over time. The proprietary Market Guide data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.
Through TGI, the Company offers subscription-based membership services. The information and education services are provided for the boards of directors and medical leadership of hospital and healthcare systems. These services are sold and delivered in the form of a twelve-month subscription membership and include accredited leadership conference and educational programs, customized research reports, board advisory services, videos, books, policy guidelines, board self-assessment tools, white papers, newsletters and fax surveys. The Company’s leadership conferences are available to all prospective members by paying the applicable conference fee. The Company also sells publications, periodicals, reference books and associated videos through its resource catalog.
Clients
The Company’s ten largest clients accounted for 24%, 29%, and 32% of the Company’s total revenue in 2008, 2007 and 2006, respectively. The U.S. Department of Veterans Affairs accounted for 7%, 8% and 8% of total revenue in 2008, 2007 and 2006, respectively. Approximately 8%, 9% and 8% of the Company’s revenues were derived from foreign customers in 2008, 2007 and 2006, respectively.
Sales and Marketing
The Company generates the majority of its revenue from client renewals, supplemented by its internal marketing efforts and a direct sales force. Sales associates direct NRC’s sales efforts from Nebraska, Wisconsin and California in the United States and from Toronto in Canada. As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per-sale commission. The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top quality sales associates.
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

Competition
The healthcare information and market research industry is highly competitive. The Company has traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s main competitors among such specialty firms are Press Ganey, which NRC believes has revenue that is significantly larger than the Company’s revenue, and three or four other companies who NRC believes have revenue smaller than the Company’s revenue. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market, which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.
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
Intellectual Property and Other Proprietary Rights
The Company’s success depends in part upon its data collection processes, research methods, data analysis techniques and internal systems, and procedures that it has developed specifically to serve clients in the healthcare industry. The Company has no patents. Consequently, it relies on a combination of copyright and trade secret laws and associate nondisclosure agreements to protect its systems, survey instruments and procedures. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether the Company is ultimately successful in defending against such claims.
Associates
As of December 31, 2008, the Company employed a total of 260 persons on a full-time basis. In addition, as of such date, the Company had 71 part-time associates primarily in its survey operations, representing approximately 47 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant
The following table sets forth certain information, as of March 1, 2009, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	54	President, Chief Executive Officer and Director

Patrick E. Beans	51	Vice President, Treasurer, Chief Financial Officer, Secretary and Director

Jona S. Raasch	50	President of The Governance Institute, a division of National Research Corporation
Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981. He was appointed to the additional role of President of the Company in July 2008, a position in which he also served from 1981 to 2004. Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).
Patrick E. Beans has served as Vice President, Treasurer, Chief Financial Officer, Secretary and a director since 1997. He has served as the principal financial officer since he joined the Company in August 1994. From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.
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
We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 24%, 29%, and 32% of the Company’s total revenue in 2008, 2007 and 2006, respectively. The U.S. Department of Veterans Affairs accounted for 7%, 8% and 8% of total revenue in 2008, 2007 and 2006, respectively.
We cannot assure you that we will maintain our existing client base, maintain or increase the level of revenue or profits generated by our existing clients, or be able to attract new clients. Furthermore, the healthcare industry continues to undergo consolidation and we cannot assure you that such consolidation will not cause us to lose clients. The loss of one or more of our large clients or a significant reduction in business from such clients, regardless of the reason, will have a negative effect on our revenue and a corresponding effect on our operating and net income. See “Risk Factors - Because our clients are concentrated in the healthcare industry, we may be adversely affected by a business downturn or consolidation with respect to the healthcare industry.”

We depend on performance tracking contract renewals for a large share of our revenue and our operating results could be adversely affected.
We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from written and oral contracts for renewable performance tracking services. Substantially all such written contracts are renewable annually at the option of our clients, although a client generally has no minimum purchase commitment under a contract and the contracts are generally cancelable on short or no notice without penalty. To the extent that clients fail to renew or defer their renewals from the quarter we anticipate, our quarterly results may be materially adversely affected. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality and timely fashion. In addition, the performance tracking and market research activities of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot assure you that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.
Our operating results may fluctuate on a quarterly basis, and this may cause our stock price to decline.
Our operating results have fluctuated from period to period in the past and will likely fluctuate significantly in the future due to various factors. There has historically been fluctuation in our financial results related to the Market Guide, a stand-alone market information intelligence source and comparative performance database. In the future, we expect such fluctuations will continue, but to a lesser degree. Until May 2008, the Market Guides were deliverable on an annual basis, and historically we recognized revenue when they were delivered to the principal customers pursuant to their contracts, typically in the third quarter of the year. Substantially all of the related costs were deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue. Starting in May of 2008, the Market Guide became deliverable on a monthly basis. Accordingly, we now recognize much of the Market Guide revenue ratably over a twelve-month period and, since October of 2008, all of the related costs are expensed in the month they are incurred. We will continue to have some annual sales which could increase fluctuation of operating results in the third quarter. A delay in completing and delivering the Market Guide, the timing of which is dependent upon our ability to access a third-party’s respondent panel on a timely basis, could delay recognition of such revenue and expenses, which could materially affect operating results for the affected periods. We generate additional revenue from incidental customers subsequent to the completion of each monthly edition. Revenue and costs for these subsequent services are recognized as the services are performed and completed.
In addition, our overall operating results may fluctuate as a result of a variety of other factors, including the size and timing of orders from clients, client demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets and clients’ operating performance), the hiring and training of additional staff, postal rate changes, and industry and general economic conditions. Because a significant portion of our overhead, particularly some costs associated with owning and occupying our building and full-time personnel expenses, is fixed in the short-term, our results of operations may be materially adversely affected in any particular quarter if revenue falls below our expectations. These factors, among others, make it possible that in some future quarter our operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of our common stock.

We operate in a highly competitive market and we could experience increased price pressure and expenses as a result.
The healthcare information and market research industry is highly competitive. We compete with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our main competitors among such specialty firms are Press Ganey, which we believe has revenue that is significantly larger than our revenue, and three or four other companies that we believe have revenue that is smaller than our revenues. We, to a certain degree, currently compete with, and we anticipate that in the future we may increasingly compete with, traditional market research firms that are significant providers of survey-based, general market research and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have to date offered survey-based, healthcare market research that competes directly with our services, many of these competitors have substantially greater financial, information gathering and marketing resources than we do and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market, which could adversely affect our operating results through pricing pressure, increased client service and marketing expenditures and market share losses, among other factors. We cannot assure you that we will continue to compete successfully against existing or new competitors, and our revenue and operating net income could be adversely affected as a result.
Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by a business downturn or consolidation with respect to the healthcare industry.
Substantially all of our revenue is derived from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. Many federal and state legislators have proposed or have announced that they intend to propose programs to reform portions of the U.S. healthcare system. These programs could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services. Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue. Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services, or could result in the termination of a client’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

Our future success depends on our ability to manage our growth, including identifying acquisition candidates and effectively integrating acquired companies.
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
Our ability to provide timely and accurate performance tracking and market research to our clients depends on our ability to collect large quantities of high quality data through surveys and interviews. If receptivity to our survey and interview methods by respondents declines, or for some other reason their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected, with a corresponding effect on our operating and net income. In addition, we currently rely primarily on mail and telephone surveys for gathering information. If one or more of our competitors were to develop an online survey process that more effectively and efficiently gathers information, then we would be at a competitive disadvantage and our revenue could be adversely affected, with a corresponding effect on our operating and net income.
We also rely on a third-party panel of pre-recruited consumer households to produce in a timely manner, the Market Guide. If we are not able to continue to use this panel, or the time period in which we use this panel is altered and we cannot find an alternative panel on a timely, cost competitive basis, we could face an increase in our costs or an inability to effectively produce the Market Guide. In either case, our operating and net income would be negatively affected.
Our principal shareholder effectively controls our company.
Michael D. Hays, our President and Chief Executive Officer, beneficially owned 72.7% of our outstanding common stock as of March 30, 2009. As a result, he is able to control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.
Our future performance will depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our President and Chief Executive Officer, or one or more of our other senior managers could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. As of December 31, 2008, we maintained $500,000 of key officer life insurance on Mr. Hays. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Currently, we do not have employment agreements with our officers or our other key personnel. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.
If intellectual property and other proprietary information technology were copied or independently developed by our competitors, our operating results could be negatively affected.
Our success depends in part upon our data collection process, research methods, data analysis techniques, and internal systems and procedures that we have developed specifically to serve clients in the healthcare industry. We have no patents. Consequently, we rely on a combination of copyright, trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.
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
Regulatory developments could adversely affect our revenue and results of operations.
In the operation of our business, we have access to, or gather certain confidential information, such as medical histories of our respondents. As a result, we could be subject to potential liability for any inappropriate disclosure or use of such information. Even if we do not improperly disclose confidential information, privacy laws, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Patriot Act and Canadian legislation relating to personal health information, have had, and could in the future have, the effect of increasing our costs and restricting our ability to gather and disseminate information which could ultimately have a negative effect on our revenue.
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
Item 2. Properties
The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration. The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario. The operations of TGI are located in San Diego, California, where the Company leases 6,100 square feet of office space. MIV’s operations are located in Wausau, Wisconsin, and Minnetonka, Minnesota, where the Company leases 8,500 and 1,300 square feet of office space, respectively.
Item 3. Legal Proceedings
The Company is not subject to any material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2008 fiscal year.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ Market under the symbol “NRCI.” The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2007, through December 31, 2008:

			Dividends
			Declared Per
	High	Low	Common Share

2007 Quarter Ended:
March 31	$24.24	$20.49	$.12
June 30	$27.00	$21.24	$.12
September 30	$26.50	$24.47	$.12
December 31	$28.00	$25.00	$.12

2008 Quarter Ended:
March 31	$27.94	$24.75	$.14
June 30	$32.06	$25.14	$.14
September 30	$35.58	$23.01	$.14
December 31	$34.93	$19.00	$.14
On March 30, 2009, there were approximately 19 shareholders of record and approximately 500 beneficial owners of the Common Stock.
In March 2005, the Company announced the commencement of a quarterly cash dividend. Cash dividends of $3.8 and $3.3 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2008 and 2007, respectively. The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.
The table below summarizes the Company’s repurchases of its common stock during the three-month period ended December 31, 2008.

			Total Number
			of Shares
	Total		Purchased as Part	Maximum Number of
	Number of	Average	of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the Plans or
Period	Purchased	Per Share	or Programs(1)	Programs
October 1 – October 31, 2008	2,504	$27.82	2,504	391,961

November 1 – November 30, 2008	2,010	$23.65	2,010	389,951

December 1 – December 31, 2008	97,358	$26.36	97,358	292,593

(1)	In February 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

The graph below compares the Company’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003, to December 31, 2008.
The Russell 2000 Index is an index of companies with market capitalizations similar to the Company. The Company has selected this index because, at this time, the Company does not believe it can reasonably identify a peer group for comparison. The Company believes that an index of companies with similar market capitalizations provides a reasonable basis for comparing total shareholder returns.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	Based on $100 invested on December 31, 2003, in stock of the Company or the index, including reinvestment of all dividends.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

	12/03	12/04	12/05	12/06	12/07	12/08

National Research Corporation	100.00	100.25	109.62	146.39	177.49	194.16

NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47

Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

Item 6. Selected Financial Data
The selected statement of income data for the years ended December 31, 2008, 2007 and 2006, and the selected balance sheet data at December 31, 2008 and 2007, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2005 and 2004, and the balance sheet data at December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements not included herein. The Company has made acquisitions and adopted SFAS No. 123R Share-Based Payment during the five years covered by the selected statement financial data. See Note 2 and Note 8 to the Company’s consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Income Data:
Revenue	$51,013	$48,923	$43,771	$32,437	$29,683
Operating expenses:
Direct expenses	23,611	21,801	19,445	13,642	12,869
Selling, general and administrative	12,728	13,173	12,158	8,617	7,394
Depreciation and amortization	2,685	2,583	2,260	1,762	2,018

Total operating expenses	39,024	37,557	33,863	24,021	22,281
Operating income	11,989	11,366	9,908	8,416	7,402
Other income (expenses)	(6)	(248)	(402)	99	(119)

Income before income taxes	11,983	11,118	9,506	8,515	7,283
Provision for income taxes	4,538	4,278	3,622	3,279	2,732

Net income	$7,445	$6,840	$5,884	$5,236	$4,551

Net income per share — basic	$1.11	$1.00	$0.86	$0.74	$0.63

Net income per share — diluted	$1.09	$0.98	$0.85	$0.74	$0.63

Dividends per share	$0.56	$0.48	$0.40	$0.32	$—

Weighted average shares outstanding — basic	6,685	6,850	6,836	7,038	7,181
Weighted average shares outstanding — diluted	6,831	7,011	6,954	7,118	7,249

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Working capital	$(10,650)	$(2,384)	$(1,482)	$8,058	$19,434
Total assets	72,145	61,869	61,532	44,675	47,954
Total debt, including current portion	12,954	2,993	11,093	1,471	4,901
Total shareholders’ equity	38,598	42,286	36,751	32,593	35,018

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Acquisitions
On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession. MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States. MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is, the largest dataset of senior care satisfaction metrics in the nation. The consideration paid at closing for MIV included payment of $11,500,000 in cash and $440,000 of direct expenses capitalized as purchase price. The merger agreement under which the Company acquired MIV provided for contingent earn-out payments not included in these amounts.
On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,473. The recording of this asset purchase increased customer related intangibles by $260,462 and deferred revenue by $10,989.
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2008 include:
•	Revenue recognition;

•	Valuation of long-lived assets;

•	Valuation of goodwill and identifiable intangible assets; and

•	Income taxes.

Revenue Recognition
The Company derives a majority of its operating revenue from its annually renewable services, which include performance tracking services, subscription-based educational services and Market Guide. The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Market Guide. Starting in May 2008, the Company began providing Market Guide subscription-based services to clients on a monthly basis generally over a twelve-month period, however, some Market Guides will continue to be sold and delivered on an annual basis. The Company also derives revenues from its custom and other research projects.
The Company’s performance tracking services are performance tracking and improvement tools for gathering and analyzing data from survey respondents. Such services are provided pursuant to contracts which are generally renewable annually, and that provide for a customer-specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly). These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process, but are obligated to pay for all services performed through cancellation. Typically, these contracts are fixed-fee arrangements and a portion of the project fee is billed in advance, and the remainder is billed periodically over the duration of the project. The Company conducts custom research which measures and monitors market issues specific to individual healthcare organizations. The majority of the Company’s custom research is performed under contracts which provide for advance billing of 65% of the total project fee with the remainder due upon delivery. Revenue and direct expenses for the Company’s performance tracking services are recognized under the proportional performance method.
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
The Company recognizes subscription-based educational service revenue over the period of time the service is provided. Generally, the subscription periods are for twelve months, and revenue is recognized equally over the subscription period.
The Market Guide was published by NRC solely on an annual basis from 1996 to September 2008. The Company recognizes revenue on Market Guide contracts upon delivery to the principal customers. Revenue under some annual contracts which do not include monthly updates is fully recognized upon delivery, typically in the third quarter of the year. Starting in May 2008, the Company added subscription-based services the revenue from which is generally recognized on a monthly basis over a twelve-month period. Until September 2008, the Company would defer costs of preparing the survey data for Market Guide and expense these at the time the annual contract revenue was recognized. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. Starting in October 2008, these costs were expensed monthly. The Company generates additional revenue from incidental customers subsequent to the completion of each monthly edition. Revenue and costs for these subsequent services are recognized as the services are performed and completed. Market Guide is generally provided pursuant to contracts that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs. Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for Market Guide are billed prior to or at delivery.

As a result of the timing of recognition of revenue and costs associated with Market Guide, the Company’s margins vary throughout the year. The Company’s revenue recognition policy for Market Guide is not sensitive to significant estimates and judgments.
Valuation of Long-Lived Assets
Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses whether an impairment of assets held and used may have occurred using undiscounted future operating cash flows. Impairments, if they occur, are measured using the fair value of the assets. The assessment of the recoverability of long-lived assets may be adversely impacted if estimated future operating cash flows are not achieved.
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Among others, management believes the following circumstances are important indicators of potential impairment of such assets and, as a result, may trigger an impairment review:
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
As of December 31, 2008, the Company had net goodwill of $39.3 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be recorded. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2008, 2007 or 2006.
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

	Percentage of Total Revenue			Percentage
	Year Ended December 31,			Increase
				2008	2007
				over	over
	2008	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	4.3%	11.8%
Operating expenses:
Direct expenses	46.3	44.6	44.4	8.3	12.1
Selling, general and administrative	25.0	26.9	27.8	(3.4)	8.4
Depreciation and amortization	5.3	5.3	5.2	4.0	14.3

Total operating expenses	76.5	76.8	77.4	3.9	10.9

Operating income	23.5%	23.2%	22.6%	5.5%	14.7%

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007
Revenue. Revenue increased 4.3% in 2008 to $51.0 million from $48.9 million in 2007. This was primarily due to increases in the scope of work from existing clients and the addition of new clients.
Direct expenses. Direct expenses increased 8.3% to $23.6 million in 2008 from $21.8 million in 2007. The change was primarily due to an increase in salaries, benefits and travel of $1.2 million, the result of the change in the business model and the allocation of responsibilities related to sales and servicing clients. In 2008, the Company divided its sales force into two groups, one focused only on bringing in prospective new clients and the second focused exclusively on servicing current clients. As a result, salaries, benefits and travel attributable to the group focused on current clients are now classified as direct expenses rather than selling, general and administrative expenses. Direct expenses increased as a percentage of total revenue to 46.3% in 2008 from 44.6% in 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.4% to $12.7 million in 2008 from $13.2 million in 2007. The change was largely due to the 2008 change in the business model and the allocation of responsibilities related to sales and servicing clients. Selling, general and administrative expenses decreased as a percentage of total revenue to 25.0% in 2008 from 26.9% in 2007.
Depreciation and amortization. Depreciation and amortization expenses increased 4.0% to $2.7 million in 2008 from $2.6 million in 2007. Depreciation and amortization as a percentage of revenue remained at 5.3% in 2008 and 2007 respectively.

Provision for income taxes. The provision for income taxes totaled $4.5 million (37.9% effective tax rate) for 2008 compared to $4.3 million (38.5% effective tax rate) for 2007. The effective tax rate was lower in 2008 due to decreases in provincial income tax rates.
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
Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.4% to $13.2 million in 2007 from $12.2 million in 2006. The change was primarily due to increases in salary and benefits and contracted services of $1,071,000. The salary increases were primarily attributed to the acquisition of TGI. Selling, general and administrative expenses decreased as a percentage of total revenue to 26.9% in 2007 from 27.8% in 2006.
Depreciation and amortization. Depreciation and amortization expenses increased 14.3% to $2.6 million in 2007 from $2.3 million in 2006. The increase was primarily due to the amortization of intangible assets associated with the acquisition of TGI. Depreciation and amortization as a percentage of revenue increased slightly to 5.3% in 2007 from 5.2% in 2006.
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
Working Capital
The Company had a working capital deficiency of $10.7 million on December 31, 2008, as compared to a $2.4 million working capital deficiency on December 31, 2007. The increase in the working capital deficiency was primarily due to billings in excess of revenue earned increasing by $3.0 million, unbilled revenue decreasing by $600,000 and increased debt of $3.5 million to fund the MIV acquisition in December 2008. Cash and cash equivalents also decreased by $2.2 million, as a result of funding 2008 share repurchases and paying off in 2008 the remainder of the term note balance from 2007.
Billings in excess of revenue earned increased primarily due to timing of initial billings on new and renewal contracts. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue. With the change in Market Guide, billings in excess of revenue earned increased $1.5 million as of December 31, 2008. Substantially all deferred and unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures
Capital expenditures for the year ended December 31, 2008 were $2.8 million. These expenditures consisted of computer hardware, computer software, and building improvements, and the addition of $846,000 with the acquisition of MIV.
The Company has budgeted approximately $2.0 million for capital expenditures in 2009 to be funded through cash generated from operations. The Company expects that these expenditures will be primarily for computer hardware and software, and equipment.
Debt and Equity
On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note required payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bore interest at an annual rate of 5.14%. The Company made additional payments and paid off the term note in October 2008.
The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2009. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date. As of December 31, 2008, the balance of the revolving credit note was $3.9 million.
On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.
The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2008, the Company was in compliance with these restrictions and covenants.
Debt acquired through the MIV acquisition included $89,741 in capital leases. The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life. The equipment is being depreciated over the lease term of 4.25 years ending in 2011.

The Company had obligations to make cash payments in the following amounts in the future as of December 31, 2008:

	Total	Less than	One to	Three to	After
Contractual Obligations	Payments	One Year	Three Years	Five Years	Five Years

Operating leases	$2,197,826	$626,201	$1,400,867	$170,758	$—
Revolving credit note	3,850,000	3,850,000	—	—	—
Other debt	14,148	14,148	—	—	—
Capital leases	101,871	37,044	64,827	—	—
Long-term debt	10,274,496	1,161,946	9,112,550	—	—

Total	$16,438,341	$5,689,339	$10,578,244	$170,758	$—

The balance of the Company’s revolving credit note as of December 31, 2008, is shown in the contractual obligations table as a cash payment obligation during the year in which the note’s term expires. Interest related to the revolving credit note is dependent on the level of borrowing and variable interest rates as more fully described in Note 7 to the Company’s consolidated financial statements, and is not shown in this table.
The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.
Shareholders’ equity decreased $3.7 million to $38.6 million in 2008 from $42.3 million in 2007. The decrease was primarily due to the purchase of treasury stock, including stock used to pay the exercise price of options exercised, of $10.1 million and payment of cash dividends of $3.8 million. This was partially offset by an increase in net income and the exercise of stock options.
Stock Repurchase Program
In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of December 31, 2008, the remaining shares that can be purchased are 292,593.
Off-Balance Sheet Obligations
The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”
Adoption of New Accounting Pronouncements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company delayed application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and financial liabilities has not had a material effect on the consolidated financial statements.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009. Management believes that adoption of SFAS 157-2 for non-financial assets and non-financial liabilities will not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective as of January 1, 2008. The adoption of SFAS No. 159 has not had a material effect on the consolidated financial statements.
In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2007. The adoption of EITF 07-3 has had no impact on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of, and framework for, selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 has not had a material effect on the consolidated financial statements
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if, and when, a future acquisition occurs.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The impact of financial market risk exposure to the Company is not significant. The Company’s primary financial market risk exposure consisted of interest rate risk related to interest expense from the Company’s revolving credit note with a variable interest rate. See Note 7 to the Company’s consolidated financial statements. The balance on the revolving credit note was $3,850,000 as of December 31, 2008, with an interest rate of 2.75%. If the balance on the revolving credit note remains the same and interest rates increase .5%, interest expense for the year would increase $19,000. The Company plans on paying off the revolving credit note in one year.
The Company also had limited interest rate risk related to interest income from the Company’s investments in United States government securities with maturities of three years or less. The Company exited its investments in such securities during 2008 and, as a result, did not have investments in such securities as of December 31, 2008. See Note 3 to the Company’s consolidated financial statements. Generally, if the overall average return on such securities would have decreased .5% from the average return during the years ended December 31, 2008 and 2007, then the Company’s interest income and pre-tax income would have decreased approximately $3,000 and $10,000, respectively. These amounts were determined by considering the impact of a hypothetical change in interest rates on the Company’s interest income.
Item 8. Financial Statements and Supplementary Data
Quarterly Financial Data (Unaudited)
The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2008. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31,	Sept 30,	June 30,	Mar. 31,	Dec. 31,	Sept 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Revenue	$12,189	$13,469	$11,901	$13,454	$10,821	$13,952	$11,945	$12,205
Direct expenses	5,766	6,598	5,320	5,927	5,057	5,930	5,366	5,448
Selling, general and administrative	2,768	3,053	3,348	3,559	3,283	3,240	3,250	3,400
Depreciation and amortization	682	661	676	666	661	672	623	627

Operating income	2,973	3,157	2,557	3,302	1,820	4,110	2,706	2,730
Other income (expense)	70	14	(58)	(32)	(25)	(57)	(30)	(137)
Provision for income taxes	1,148	1,205	918	1,267	686	1,558	1,035	999

Net income	$1,895	$1,966	$1,581	$2,003	$1,109	$2,495	$1,641	$1,594

Net income per share — basic	$0.29	$0.30	$0.24	$0.29	$0.16	$0.36	$0.24	$0.23
Net income per share — diluted	$0.28	$0.29	$0.23	$0.29	$0.16	$0.36	$0.23	$0.23
Weighted average shares outstanding — basic	6,642	6,644	6,637	6,818	6,861	6,851	6,845	6,842
Weighted average shares outstanding — diluted	6,782	6,803	6,793	6,970	7,034	7,013	7,002	6,964

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
National Research Corporation:
We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Lincoln, Nebraska
March 31, 2009

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,108,853	$3,355,141
Investments in marketable debt securities	—	99,497
Trade accounts receivable, less allowance for doubtful accounts of $240,653 and $70,212 in 2008 and 2007, respectively	6,531,125	6,378,914
Unbilled revenue	809,596	1,377,427
Prepaid expenses and other	1,299,975	1,068,446
Recoverable income taxes	573,676	272,219
Deferred income taxes	115,421	48,657

Total current assets	10,438,646	12,600,301

Net property and equipment	13,746,787	11,974,029
Intangible assets, net	8,056,367	5,615,910
Goodwill	39,275,939	31,051,202
Deferred income taxes	—	590,034
Other	626,871	37,317

Total assets	$72,144,610	$61,868,793

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$4,580,719	$1,092,754
Accounts payable	863,273	1,106,317
Accrued wages, bonus and profit sharing	1,374,744	1,477,021
Accrued expenses	1,344,032	1,386,133
Billings in excess of revenue earned	12,926,119	9,921,763

Total current liabilities	21,088,887	14,983,988

Note payable, net of current portion	8,373,170	1,900,598
Deferred income taxes	4,084,241	2,697,774

Total liabilities	33,546,298	19,582,360

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,019,922 in 2008 and 7,883,289 in 2007, outstanding 6,667,517 in 2008 and 6,926,442 in 2007	8,020	7,883
Additional paid-in capital	27,216,769	23,508,717
Retained earnings	33,677,381	30,003,606
Accumulated other comprehensive income (loss), net of taxes	(6,010)	931,655
Treasury stock, at cost; 1,352,405 shares in 2008 and 956,847 shares in 2007	(22,297,848)	(12,165,428)

Total shareholders’ equity	38,598,312	42,286,433

Total liabilities and shareholders’ equity	$72,144,610	$61,868,793

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE
THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006

Revenue	$51,013,417	$48,922,884	$43,771,455

Operating expenses:
Direct expenses	23,610,922	21,801,039	19,445,925
Selling, general and administrative	12,728,081	13,173,431	12,158,004
Depreciation and amortization	2,685,641	2,582,866	2,259,669

Total operating expenses	39,024,644	37,557,336	33,863,598

Operating income	11,988,773	11,365,548	9,907,857

Other income (expense):
Interest income	41,841	138,702	171,273
Interest expense	(138,901)	(483,135)	(517,482)
Other, net	90,852	96,269	(55,893)

Total other expense	(6,208)	(248,164)	(402,102)

Income before income taxes	11,982,565	11,117,384	9,505,755

Provision for income taxes	4,537,704	4,278,372	3,621,687

Net income	$7,444,861	$6,839,012	$5,884,068

Net income per share — basic	$1.11	$1.00	$0.86

Net income per share — diluted	$1.09	$0.98	$0.85

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2008

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
Balances at December 31, 2005	7,741	20,046,027	23,360,297	(432,631)	300,369	(10,688,312)	32,593,491

Purchase of 52,217 shares of treasury stock	—	—	—	—	—	(1,236,055)	(1,236,055)
Issuance of 89,307 common shares for the exercise of stock options	89	926,102	—	—	—	—	926,191
Tax benefit from the exercise of options and vested restricted stock	—	404,535	—	—	—	—	404,535
Issuance of 13,218 restricted common shares, net of 5,250 cancelled	8	(8)	—	—	—	—	—
Non-cash stock compensation expense	—	875,684	—	—	—	—	875,684
Reclassify unearned compensation	—	(432,631)	—	432,631	—	—	—
Dividends declared of $0.40 per common share	—	—	(2,756,057)	—	—	—	(2,756,057)
Comprehensive income
Change in unrealized gain/(loss) on marketable securities, net of tax	—	—	—	—	67,436	—	67,436
Change in cumulative translation adjustment	—	—	—	—	(8,780)	—	(8,780)
Net income	—	—	5,884,068	—	—	—	5,884,068

Total comprehensive income							5,942,724

Balances at December 31, 2006	7,838	21,819,709	26,488,308	—	359,025	(11,924,367)	36,750,513

Purchase of 61,849 shares of treasury stock	—	—	—	—	—	(241,061)	(241,061)
Issuance of 22,829 common shares for the exercise of stock options	22	337,764	—	—	—	—	337,786
Tax benefit from the exercise of options and vested restricted stock	—	111,551	—	—	—	—	111,551
Issuance of 32,115 restricted common shares, net of 9,109 cancelled	23	(23)	—	—	—	—	—
Non-cash stock compensation expense	—	1,239,716	—	—	—	—	1,239,716
Dividends declared of $0.48 per common share	—	—	(3,323,714)	—	—	—	(3,323,714)
Comprehensive income
Change in unrealized gain/(loss) on marketable securities, net of tax	—	—	—	—	4,085	—	4,085
Change in cumulative translation adjustment	—	—	—	—	568,545	—	568,545
Net income	—	—	6,839,012	—	—	—	6,839,012

Total comprehensive income							7,411,642

Balances at December 31, 2007	$7,883	$23,508,717	$30,003,606	$—	$931,655	$(12,165,428)	$42,286,433

Purchase of 395,558 shares of treasury stock	—	—	—	—	—	(10,132,420)	(10,132,420)
Issuance of 144,614 common shares for the exercise of stock options	145	1,856,160	—	—	—	—	1,856,305
Tax benefit from the exercise of options and vested restricted stock	—	835,682	—	—	—	—	835,682
Cancellation of 7,981 restricted common shares	(8)	8	—	—	—	—	—
Non-cash stock compensation expense	—	1,016,202	—	—	—	—	1,016,202
Dividends declared of $0.56 per common share	—	—	(3,771,086)	—	—	—	(3,771,086)
Comprehensive income
Change in unrealized gain/(loss) on marketable securities, net of tax	—	—	—	—	133	—	133
Change in cumulative translation adjustment	—	—	—	—	(937,798)	—	(937,798)
Total comprehensive income							6,507,196

Net income	—	—	7,444,861	—	—	—	7,444,861

Balances at December 31, 2008	$8,020	$27,216,769	$33,677,381	$—	$(6,010)	$(22,297,848)	$38,598,312

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006
Cash flows from operating activities:
Net income	$7,444,861	$6,839,012	$5,884,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,685,641	2,582,866	2,259,669
Deferred income taxes	430,359	117,046	99,135
Gain on sale of property and equipment	—	(3,587)	(50)
Gain on sale of other investments	—	—	47,616
Tax benefit from exercise of stock options	155,808	31,245	63,005
Non-cash stock compensation expense	1,016,202	1,092,776	1,022,624
Change in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	636,344	616,423	(884,575)
Unbilled revenue	603,196	900,397	(1,089,431)
Prepaid expenses and other	(154,580)	30,190	256,809
Accounts payable	(407,716)	(73,154)	22,006
Accrued expenses, wages, bonus and profit sharing	6,237	329,845	(58,680)
Income taxes payable and recoverable	(249,135)	562,797	(714,293)
Billings in excess of revenue earned	3,008,164	1,540,258	(95,723)

Net cash provided by operating activities	15,175,381	14,566,114	6,812,180

Cash flows from investing activities:
Purchases of property and equipment	(2,812,350)	(1,956,204)	(1,453,128)
Proceeds from sale of property and equipment	—	200	50
Acquisition, net of cash acquired and earn-out on acquisition	(12,551,194)	—	(20,620,521)
Purchases of securities available-for-sale	—	(2,990,012)	(1,378,523)
Proceeds from the maturities of securities available-for-sale	99,477	4,007,262	9,784,215

Net cash used in investing activities	(15,264,067)	(938,754)	(13,667,907)

Cash flows from financing activities:
Proceeds from notes payable	18,564,148	375,000	14,795,000
Payments on notes payable	(8,951,785)	(8,474,621)	(5,173,310)
Proceeds from exercise of stock options	731,319	337,786	926,191
Tax benefit on exercise of stock options and vested restricted stock	679,874	80,306	341,530
Purchase of treasury stock	(9,007,434)	(241,061)	(1,236,055)
Payment of dividends on common stock	(3,771,086)	(3,323,714)	(2,756,057)

Net cash provided by (used in) financing activities	(1,754,964)	(11,246,304)	6,897,299

Effect of exchange rate changes on cash	(402,638)	97,726	(9,171)

Net increase (decrease) in cash and cash equivalents	(2,246,288)	2,478,782	32,401

Cash and cash equivalents at beginning of period	3,355,141	876,360	843,959

Cash and cash equivalents at end of period	$1,108,853	$3,355,142	$876,360

Supplemental disclosure of cash paid for:
Interest expense	$122,468	$483,135	$600,719
Income taxes	$3,501,958	$3,457,478	$3,839,192
Supplemental disclosures of non-cash investing activities:
In connection with the Company’s Equity Incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price. The total non-cash stock options exercised was $1,124,986 for the year ended December 31, 2008.
See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. The Company provides market research services to hospitals and insurance companies on an unsecured credit basis. The Company’s ten largest clients accounted for 24%, 29%, and 32% of the Company’s total revenue in 2008, 2007 and 2006, respectively. One client accounted for 7%, 8% and 8% of total revenue in 2008, 2007 and 2006, respectively.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Revenue Recognition
The Company derives a majority of its operating revenue from its annually renewable services, which include the performance tracking services, subscription-based educational services and subscription-based and annual contracts of the Market Guide. The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty. The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Market Guide on an annual or monthly basis. The Company also derives revenue from its custom and other research projects. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenue in the consolidated statements of income.
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
The Company recognizes revenue on Market Guide contracts upon delivery to the principal customers. Revenue under some annual contracts which do not include monthly updates is fully recognized upon delivery, typically in the third quarter of the year. Starting in May 2008, the Company added subscription-based services, the revenue from which is generally recognized on a monthly basis over a twelve-month period. Until September 2008, the Company deferred costs of preparing the survey data for Market Guide and expensed these at the time the annual contract revenue was recognized. These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Market Guide contracts. Beginning in October 2008, these cost are expensed monthly as incurred. The Company generates additional revenue from incidental customers subsequent to the completion of each monthly edition. Revenue and costs for these subsequent services are recognized as the services are performed and completed.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific account analysis and on the Company’s historical write-off experience. The Company reviews the allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability and provisions are made for accounts not specifically reviewed. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $493,000, $511,000 and $803,000, of internal and external costs incurred for the development of internal use software for the years ended December 31, 2008, 2007 and 2006, respectively, with such costs classified as property and equipment.

The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. The Company uses the straight-line method of depreciation and amortization over estimated useful lives of five to ten years for furniture and equipment, three to five years for computer equipment, three to five years for capitalized software, and ten to forty years for the Company’s office building and related improvements.
Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company monitors events and changes in circumstances that may require the Company to review the carrying value of its long-lived assets. The Company assesses whether an impairment of assets held and used may have occurred using undiscounted future operating cash flows. Impairments, if they occur, are measured using the fair value of the assets. The assessment of the recoverability of long-lived assets may be adversely impacted if estimated future operating cash flows are not achieved.
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Among others, management believes the following circumstances are important indicators of potential impairment of such assets and as a result may trigger an impairment review:
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
Goodwill and Intangible Assets
Intangible assets include customer relationships, trade name and goodwill. Customer relationships are being amortized over periods of five to fifteen years. The trade name is being amortized over a period of ten years. Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.
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
All of the Company’s goodwill is allocated to five reporting units. As of December 31, 2008, the Company has net goodwill of $39.3 million. As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be determined and measured based on the estimated fair value of goodwill as compared to its carrying value. The Company’s analysis has not resulted in the recognition of an impairment loss on goodwill in 2008, 2007 or 2006.

Investments in Marketable Debt Securities
All marketable debt securities held by the Company at December 31, 2007, were classified as available-for-sale and recorded at fair market value. No marketable debt securities were held as of December 31, 2008. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as other comprehensive income or loss. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Fair values are estimated based on quoted market prices. Interest income is recognized when earned.
A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. The Company’s analysis has not resulted in the recognition of an impairment loss on investments in 2008, 2007 or 2006.
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
Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
At December 31, 2008, the Company has no unrecognized tax benefits. The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income as selling, general and administrative expenses. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2006 to 2008 federal returns remain open to examination, and the tax years 2004 to 2008 remain open to examination by other taxing jurisdictions to which we are subject.

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
The Company currently intends that shares of common stock issued upon the exercise of options will be newly-issued shares. No share-based compensation costs were capitalized for the twelve-month periods ended December 31, 2008 and 2007. Amounts recognized in the financial statements with respect to these plans under SFAS No. 123R are as follows:

	2008	2007	2006
	(in thousands)	(in thousands)	(in thousands)

Amounts charged against income, before income tax benefit	$1,016	$1,093	$1,023
Amount of related income tax benefit	391	421	399

Total net income impact	$625	$672	$624

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2008, cash equivalents were $378,994 consisting of money market funds.
Fair Value of Financial Instruments
Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements, (“SFAS 157”) establishes a fair value hierarchy that requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities, (2) Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities and (3) Level 3 Inputs — unobservable inputs.
As of December 31, 2008, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s money market funds. They totaled $378,994 and are considered Level 1 inputs. The Company believes that the carrying amounts of its other financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.
Earnings Per Share
Net income per share has been calculated and presented for “basic” and “diluted” per share data. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock. At December 31, 2008, 2007 and 2006, the Company had -0-, 48,000 and -0- options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2008	2007	2006

Common stock	6,684,641	6,849,717	6,836,456
Dilutive effect of options	130,567	131,036	91,885
Dilutive effect of restricted stock	15,531	30,518	25,623

Weighted average shares used for dilutive per share information	6,830,739	7,011,271	6,953,964

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income were as follows:

	2008	2007	2006
	(in thousands)
Net income, as reported	$7,445	$6,839	$5,884

Other comprehensive income (loss):
Unrealized gain (loss) from investments:
Unrealized gains	—	7	112
Related tax expense	—	(3)	(44)

Net	—	4	68
Foreign currency translation	(938)	569	(9)

Total other comprehensive income (loss)	(938)	573	59

Comprehensive income	$6,507	$7,412	$5,943

Segment Information
The Company has six operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The six operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service; Health Care Market Guide (HCMG) offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions offers functional disease-specific and health status measurement tools; The Governance Institute (TGI) offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and health care systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States; and My InnerView (MIV) provides quality and performance improvement solutions to the senior care profession.

Adoption of New Accounting Pronouncements
Effective January 1, 2008, the Company adopted the provisions of SFAS 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company delayed application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and financial liabilities has not had a material effect on the consolidated financial statements.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009. Management believes that adoption of SFAS 157-2 for non-financial assets and non-financial liabilities will not have a material effect on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. including an amendment of FASB Statement No. 115 (“No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective January 1, 2008. The adoption of SFAS No. 159 has not had a material effect on the consolidated financial statements.
In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 was effective as of January 1, 2008. The adoption of EITF 07-3 has had no impact on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 has not had a material effect on the consolidated financial statements.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management will assess the impact of SFAS 141(R) if, and when, a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in subsidiaries and for the deconsolidation of subsidiaries. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes that the adoption of SFAS 160 will not have a material effect on the consolidated financial statements.
(2) Acquisitions
On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession. MIV offers resident, family and employee satisfaction measurement and improvement products to the long term-care, assisted and independent living markets in the United States. MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation. The acquisition was completed in order to pursue the Company’s strategy of expanding additional service offerings to the healthcare industry in the United States and Canada. This acquisition gives the Company a foundation upon which to expand in the senior care profession. The consideration paid at closing for MIV included a payment of $11,500,000 in cash and $440,183 of direct expenses capitalized as purchase price. The merger agreement under which NRC acquired MIV provided for contingent earn-out payments over the next three years based on revenue and operating income increases, which are not included in the discussion of the purchase price below.
The Company has preliminarily allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Current Assets	$1,290,446
Property and equipment	846,000
Customer relationships	3,003,000
Goodwill	8,833,477
Other Long Term Assets	580,756

Total acquired assets	14,553,679
Less total liabilities	2,613,496

Net assets acquired	$11,940,183

The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $8,833,477 of goodwill. The customer relationships acquired intangible asset is being amortized over a useful life of 13 years. The amortization of customer relationships and goodwill is expected to be non-deductible for tax purposes. Pending allocations include deferred income taxes, intangible asset values and allowances.
The following unaudited pro forma information for the Company has been prepared as if the acquisition of MIV had occurred on January 1, 2007. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt, and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

	2008	2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
	(Unaudited )	(Unaudited )

Revenue	$58,008	$54,904
Net income	$7,457	$6,586
Earnings per share — basic	$1.12	$0.96
Earnings per share — diluted	$1.09	$0.94
On May 30, 2006, the Company acquired substantially all of the assets of TGI Group, LLC, operating as The Governance Institute (“TGI”). TGI provides board members, executive management and physician leaders of hospitals and health systems with knowledge and solutions to successfully confront a wide array of strategic issues. TGI operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for TGI was $19.8 million in cash, plus the assumption of certain liabilities. The Company paid $17.8 million in cash to the seller at closing and $1.95 million into an escrow account. The escrow account was released twelve months from the acquisition date. The Company incurred direct acquisition costs of $305,000.
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

Of the $22,487,635 of acquired intangible assets, $2,694,000 was assigned to customer relationships and $1,572,000 was assigned to a trade name. The customer relationships and trade name acquired intangible assets are being amortized over useful lives of 6 and 10 years, respectively. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $18,221,635 of goodwill. The amortization of customer relationships, the trade name and goodwill is deductible for tax purposes.

(3) Investments in Marketable Debt Securities
The Company’s investments in marketable securities were in marketable debt securities classified as obligations of U.S. government agencies. The Company held no investments in marketable debt securities as of December 31, 2008. The amortized cost, gross unrealized holding gains and losses and fair value of the Company’s investment in the obligations of U.S. government agencies as of December 31, 2007, were as follows:

2007

Amortized cost	$99,714
Gross unrealized holding gains	—
Gross unrealized holding losses	(217)

Fair value	$99,497

There were no sales of marketable securities in advance of scheduled maturities of available-for-sale marketable securities during 2008 or 2007. There were no unrealized losses on investment securities at December 31, 2008.
(4) Property and Equipment
At December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007

Furniture and equipment	$2,535,601	$2,350,644
Computer equipment and software	14,466,506	12,788,061
Building	9,108,247	9,108,247
Land	425,000	425,000

	26,535,354	24,671,952
Less accumulated depreciation and amortization	12,788,567	12,697,923

Net property and equipment	$13,746,787	$11,974,029

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31, 2008 and 2007:

	2008	2007

Goodwill	$39,275,939	$31,051,202

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	8,150,322	4,922,275
Trade name	1,572,000	1,572,000

Total other intangible assets,	10,912,881	7,684,834
Less accumulated amortization	2,856,514	2,068,924

Other intangible assets, net	$8,056,367	$5,615,910

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006:

Balance as of January 1, 2006	$11,483,401
GHS purchase price adjustment related to deferred taxes	257,001
TGI acquisition	18,221,635
Smaller World additional payment for contingent consideration	52,068
Foreign currency translation	232

Balance as of December 31, 2006	$30,014,337
Smaller World additional payment for contingent consideration	651,725
Foreign currency translation	385,140

Balance as of December 31, 2007	$31,051,202

MIV acquisition	8,833,477
Foreign currency translation	(608,740)

Balance as of December 31, 2008	$39,275,939

The change in the carrying amount of goodwill and customer related intangibles for the year ended December 31, 2008, included the impact of the foreign currency translation, MIV acquisition, and purchase of customer contracts from SQ Strategies. During 2007 and 2006, additional payments were made to Smaller World Communications for contingent consideration in accordance with the purchase agreement. The purchase agreement included two scheduled payments of additional purchase price in 2006 and 2008 of $536,200 and $713,580 respectively, as a result of meeting certain revenue goals.
Trade names and customer related intangibles, consisting of customer relationships and surveys, are being amortized over their estimated useful lives of five to fifteen years. On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,473. The recording of this purchase increased customer related intangibles by $260,462 and deferred revenues by $10,989.
Aggregate amortization expense for customer related intangibles and trade names for the year ended December 31, 2008, was $851,000. Estimated amortization expense for the next five years is: 2009—$1,084,000; 2010—$1,026,000; 2011—$997,000; 2012—$711,000; 2013—$484,000; thereafter $2,564,000.
(6) Income Taxes
For the years ended December 31, 2008, 2007, and 2006, income before income taxes consists of the following:

	2008	2007	2006

U.S. Operations	$10,405,347	$9,664,081	$8,958,547
Foreign Operations	1,577,218	1,453,303	547,208

	$11,982,565	$11,117,384	$9,505,755

Income tax expense consisted of the following components:

	Current	Deferred	Total
2008:
Federal	$2,962,861	$350,161	$3,313,022
Foreign	548,780	(4,640)	544,140
State	595,704	84,838	680,542

Total	$4,107,345	$430,359	$4,537,704

2007:
Federal	$2,971,325	$65,159	$3,036,484
Foreign	587,658	(20,870)	566,788
State	602,751	72,349	675,100

Total	$4,161,734	$116,638	$4,278,372

2006:
Federal	$2,683,441	$109,575	$2,793,016
Foreign	234,340	(20,929)	213,411
State	604,718	10,542	615,260

Total	$3,522,499	$99,188	$3,621,687

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and that which would be calculated applying the U.S. federal income tax rate of 34% on pretax income was as follows:

	2008	2007	2006

Expected federal income taxes	$4,074,072	$3,779,911	$3,231,957
Foreign tax rate differential	(7,925)	30,966	23,492
State income taxes, net of federal benefit	449,158	445,567	406,072
Tax credits and incentives	(51,488)	(51,488)	(36,938)
Other	73,887	73,416	(2,896)

Total	$4,537,704	$4,278,372	$3,621,687

Deferred tax assets and liabilities at December 31, 2008 and 2007, were comprised of the following:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$92,651	$27,383
Accrued expenses	231,262	204,280
Stock based compensation	892,371	827,523
Other	82,677	—

Gross deferred tax assets	1,298,961	1,059,186

Deferred tax liabilities:
Prepaid expenses	243,260	164,652
Basis in property and equipment	1,263,080	985,066
Intangible assets	3,761,441	1,958,647
Other	—	9,904

Gross deferred tax liabilities	5,267,781	3,118,269

Net deferred tax liabilities	$(3,968,820)	$(2,059,083)

The Company did not record a valuation allowance for its deferred tax assets because management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize these deferred tax benefits.
The undistributed earnings of the Company’s foreign subsidiary of approximately $2.8 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.
(7) Notes Payable
Notes payable consisted of the following:

	2008	2007
Note payable to US Bank, interest 7.21% fixed rate, scheduled principal payment ranging from $88,000 - $94,000, final payment of interest and principal due May 31, 2013, secured by land, building, accounts receivable and intangible assets. Refinanced in February 2008 at 5.14% fixed rate with 17 monthly installments of $92,821.	—	2,993,352
Note payable to US Bank, interest 5.2% fixed rate, 35 scheduled principal and interest payments of $96,829, final balloon payment of interest and principal due December 31, 2011, secured by land, building, accounts receivable and intangible assets.	9,000,000	—
Revolving credit note with US Bank, subject to borrowing base of 75% of eligible accounts receivable, matures July 31, 2009, maximum available $6.5 million	3,850,000	—
Capital leases	89,741	—
Other debt	14,148	—

Total notes payable	12,953,889	2,993,352
Less current portion	4,580,719	1,092,754

Note payable, net of current portion	$8,373,170	$1,900,598

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI. The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1,602,675. The refinanced term note required payments of principal and interest in 17 monthly installments of $92,821, beginning March 31, 2008, and ending August 31, 2009. Borrowings under the refinanced term note bore interest at an annual rate of 5.14%. The Company made additional payments and paid off the term note in October 2008.
The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2009. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date. As of December 31, 2008, the balance of the revolving credit note was $3.9 million. According to borrowing base requirements, the Company had the capacity to borrow another $600,000 as of December 31, 2008.

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.
The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2008, the Company was in compliance with these restrictions and covenants.
Debt acquired through the MIV acquisition included $89,741 in capital leases. The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life. The equipment is being depreciated over the lease term of 4.25 years ending in 2011.
The aggregate maturities of the note payable and revolving credit notes for each of the five years subsequent to December 31, 2008, are: 2009—$4,580,719; 2010—$775,034; 2011—$7,598,136; 2012—$0; and 2013—$0.
(8) Stock Option Plans
In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At December 31, 2008, there were 71,082 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan. The Company has accounted for grants of 528,918 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.
In May 2004, the Board of Directors adopted, and on May 5, 2005, the Company’s shareholders approved the National Research Corporation 2004 Director Plan (the “2004 Director Plan”). The 2004 Director Plan provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. In May 2004, each such director was granted an option to purchase 11,000 shares of the Company’s common stock. On the date of each subsequent Annual Meeting of Shareholders of the Company, each such director, if re-elected or retained as a director at such meeting, is granted an option to purchase 12,000 shares of the Company’s common stock. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director. At December 31, 2008, there were 25,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 225,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant, and option terms are generally five to ten years. Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant. At December 31, 2008, there were 472,388 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 127,612 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.
The Company granted options to purchase 118,475, 131,382 and 128,862 shares of the Company’s common stock during the years ended December 31, 2008, 2007 and 2006, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2008	2007	2006

Expected dividend yield at date of grant	1.87-2.11%	1.76-1.92%	1.77-1.86%
Expected stock price volatility	21.1-24.2%	22.7-29.9%	25.0-39.0%
Risk-free interest rate	3.18%	4.54-4.59%	4.41-4.90%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00	4.00 to 6.00
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
The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Terms (Years)	Value
Outstanding at beginning of period	539,660	$17.04	—	—
Granted	118,475	$27.87	—	—
Exercised	(144,614)	$12.81	—	—
Canceled/expired	(21,090)	$19.74	—	—

Outstanding at end of period	492,431	$20.77	7.22	$3,716,132

Exercisable at end of period	156,091	$18.85	6.68	$1,451,111
The weighted average grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006, was $5.67, $6.39 and $6.02, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.3 million, $239,000 and $1 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.0 million, which was expected to be recognized over a weighted average period of 2.83 years.

Cash received from stock options exercised for the years ended December 31, 2008, 2007 and 2006, was $1,856,000, $338,000, and $926,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $743,000, $92,000 and $405,000, for the years ended December 31, 2008, 2007 and 2006, respectively.
During 2008, 2007 and 2006, the Company granted -0-, 32,115 and 13,218 non-vested shares of common stock under the 2001 Equity Incentive Plan. As of December 31, 2008, the Company had 36,502 non-vested shares of common stock outstanding under the plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $220,124, $436,820 and $168,466 of non-cash compensation for the years ended December 31, 2008, 2007 and 2006, respectively, related to this non-vested stock.
The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the year ended December 31, 2008.

		Weighted Average
	Shares	Grant Date Fair
	Outstanding	Value Per Share($)
Outstanding at beginning of period	66,183	$19.75
Granted	—	—
Vested	(21,700)	$17.94
Forfeited	(7,981)	$16.15

Outstanding at end of period	36,502	$21.62

The total intrinsic value of non-vested stock awards vested during the years ended December 31, 2008, 2007 and 2006, was $614,000, $167,000 and $147,000, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was approximately $346,000 and is expected to be recognized over a weighted average period of 1.80 years.
(9) Leases
The Company leases printing equipment and services in the United States, and office space in Canada, Wisconsin, Minnesota and California. The Company has recorded rent expense of $607,000, $475,000 and $386,000 in 2008, 2007 and 2006, respectively. Minimum lease payments under noncancelable operating leases for each of the five years subsequent to December 31, 2008 are: 2009—$626,000; 2010—$519,000; 2011—$454,000; 2012—$427,000; 2013—$171,000.
The capital leases are for production and mailing equipment. The minimum lease payments for each of the five years subsequent to December 31, 2008 are: 2009—$37,044; 2010—$37,044; 2011—$27,783; 2012—$ 0; 2013—$0. Total minimum lease payments remaining are $101,871, with $12,130 representing interest as of December 31, 2008. The present value of the future minimum lease payments are $89,741 less current maturities of $28,500. Long-term obligations under capital leases total $61,241 as of December 31, 2008.

(10) Related Party
A Board member of the Company also serves as a director of the Picker Institute. The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects and $171,000, $175,000 and $254,000 was expensed on research work during 2008, 2007 and 2006, respectively. In addition, the Company is a party to a support services agreement with the Picker Institute under which the Company conducts the annual NRC Picker Symposium. Under the support services agreement, the Picker Institute receives a portion of the gross receipts of each Symposium, which amounted to approximately $11,000 in 2008, $15,000 in 2007 and $12,000 in 2006.
A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $79,000, $65,000 and $6,100 in 2008, 2007 and 2006 respectively.
(11) Associate Benefits
The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $144,000, $127,000 and $124,000 in 2008, 2007 and 2006, respectively, as a matching percentage of associate 401(k) contributions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at December 31, 2008,” “Option Exercises and Stock Vested,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.
The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2008.

	Number of securities to be		Number of securities remaining
	issued upon the exercise of	Weighted-average exercise	available for future issuance
	outstanding options,	price of outstanding	under equity compensation
	warrants and	options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders (1)	492,431	$20.77	568,470	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	492,431	$20.77	568,470

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.

(2)
As of December 31, 2008, the Company had authority to award up to 160,436 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 71,082 as of December 31, 2008. Under the 2004 Director Plan and 2006 Equity Incentive Plan, the Company had authority to award up to 25,000 and 472,388 additional shares of restricted Common Stock, respectively.

Item 13. Certain Relationships and Related Transactions
The information required by this Item is included under the caption “Corporate Governance—Transactions with Related Persons” in the Proxy Statement and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item is included under the caption “Miscellaneous—Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

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

3.	Exhibits — The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Write-offs	Balance
	Beginning	MIV	Bad Debt	Net of	at End
	of Year	Acquisition	Expense	Recoveries	of Year

Allowance for doubtful accounts:
Year Ended December 31, 2006	$103,183	$—	$(58,881)	$—	$44,302
Year Ended December 31, 2007	$44,302	$—	$28,510	$2,600	$70,212
Year Ended December 31, 2008	$70,212	$69,255	$167,449	$66,263	$240,653
See accompanying report of independent registered public accounting firm.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2009.

NATIONAL RESEARCH CORPORATION
By /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays Michael D. Hays	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ Patrick E. Beans Patrick E. Beans	Vice President, Treasurer, Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2009

/s/ JoAnn M. Martin JoAnn M. Martin	Director	March 31, 2009

/s/ John N. Nunnelly John N. Nunnelly	Director	March 31, 2009

/s/ Paul C. Schorr III Paul C. Schorr III	Director	March 31, 2009

/s/ Gail L. Warden Gail L. Warden	Director	March 31, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

(3.1)
Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)
By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 10, 2007 (File No. 0-29466)]

(4.1)
Installment or Single Payment Note, dated as of December 19, 2008, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated December 19, 2008 (File No. 0-294660)]

(10.1)*
National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*
National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2006 (File No. 0-29466)]

(10.3)*
National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)*
National Research Corporation 2004 Director Stock Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 4, 2005 (File No. 0-29466)]

(10.5)+
Contract, dated January 23, 2002, between National Research Corporation and the Department of Veterans Affairs [Incorporated by reference to Exhibit (10.4) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29466)]

(10.6)*
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

(10.9)*
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

(10.12)*	Director’s Compensation Summary [Incorporated by reference to Exhibit (10.1) to National Research Corporation’s Annual Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-29466)]

(10.13)*
Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(10.14)*
Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(10.15)
Merger Agreement, dated as of November 26, 2008, by and among National Research Corporation, NRC Acquisition, Inc., My Innerview, Inc., Neil L. Gulsvig and Janice L. Gulsvig [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated November 26, 2008 (File No. 0-29466)]

(21.1)	Subsidiaries of National Research Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)
Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2008 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.

+
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.