Form 10-Q
period 2009-03-31
NATIONAL RESEARCH CORP
filed 2009-05-13
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.) Yes  [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.001 par value, outstanding as of May 1, 2009: 6,660,746 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2009

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	4
		Consolidated Statements of Income	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7-15
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	15-18
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	18
	Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	18-19
	Item 6.	Exhibits	19
	Signatures		20
	Exhibit Index		21

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The Company’s ability to retain its limited number of key clients;

•	The possibility of non-renewal of the Company’s performance tracking contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The possibility of a business downturn or consolidation in the healthcare industry;

•	The Company’s ability to manage its growth, including by identifying acquisition candidates and effectively integrating acquired companies;

•	The Company’s ability to collect the data on which its business relies;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Errors in, or dissatisfaction with, performance tracking and other surveys provided by the Company;

•	Regulatory developments; and

•	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$619,958	$1,108,853
Trade accounts receivable, less allowance for doubtful accounts of $309,158 and
$240,653 in 2009 and 2008, respectively	9,594,353	6,531,125
Unbilled revenue	1,001,396	809,596
Prepaid expenses and other	1,300,818	1,299,975
Recoverable income taxes	--	573,676
Deferred income taxes	190,919	115,421

Total current assets	12,707,444	10,438,646
Property and equipment, net	13,693,430	13,746,787
Goodwill	38,543,330	39,275,939
Intangible assets, net	7,746,271	8,056,367
Other	643,897	626,871

Total assets	$73,334,372	$72,144,610

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$2,821,022	$4,580,719
Accounts payable	1,181,392	863,273
Accrued wages, bonus and profit sharing	1,453,565	1,374,744
Accrued expenses	1,653,140	1,344,032
Income taxes payable	298,612	--
Billings in excess of revenue earned	13,644,224	12,926,119

Total current liabilities	21,051,955	21,088,887
Note payable, net of current portion	8,186,959	8,373,170
Deferred income taxes	3,901,462	4,084,241

Total liabilities	33,140,376	33,546,298
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,016,021 in 2009
and 8,019,922 in 2008, outstanding 6,660,746 in 2009 and 6,667,517 in 2008	8,016	8,020
Additional paid-in capital	27,385,901	27,216,769
Retained earnings	35,261,707	33,677,381
Accumulated other comprehensive loss	(96,671)	(6,010)
Treasury stock, at cost; 1,355,275 shares in 2009 and 1,352,405 shares in 2008	(22,364,957)	(22,297,848)

Total shareholders’ equity	40,193,996	38,598,312

Total liabilities and shareholders’ equity	$73,334,372	$72,144,610

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue	$16,739,741	$13,453,896
Operating expenses:
Direct expenses	7,276,195	5,926,555
Selling, general and administrative	3,979,419	3,559,227
Depreciation and amortization	1,110,263	666,367

Total operating expenses	12,365,877	10,152,149

Operating income	4,373,864	3,301,747
Other income (expense), net:
Interest income	1,030	19,051
Interest expense	(138,082)	(44,052)
Other, net	40,518	(6,882)

Total other income (expense), net	(96,534)	(31,883)

Income before income taxes	4,277,330	3,269,864
Provision for income taxes	1,627,283	1,266,849

Net income	$2,650,047	$2,003,015

Net income per share - basic	$0.40	$0.29

Net income per share - diluted	$0.39	$0.29

Weighted average shares and share
equivalents outstanding - basic	6,633,480	6,817,600

Weighted average shares and share
equivalents outstanding - diluted	6,712,999	6,970,283

See accompanying notes to consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,650,047	$2,003,015
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,110,263	666,367
Deferred income taxes	514,964	143,244
Tax benefit from exercise of stock options	--	5,967
Non-cash share-based compensation expense	167,614	226,399
Net changes in assets and liabilities:
Trade accounts receivable	(3,152,715)	(3,171,809)
Unbilled revenue	(195,017)	58,313
Prepaid expenses and other	(12,222)	(147,310)
Accounts payable	319,446	216,657
Accrued expenses, wages, bonuses and profit sharing	390,680	(734,529)
Income taxes recoverable and payable	873,877	856,720
Billings in excess of revenue earned	729,674	2,006,506

Net cash provided by operating activities	3,396,611	2,129,540

Cash flows from investing activities:
Purchases of property and equipment	(776,069)	(727,503)
Proceeds from the maturities of securities	--	99,102

Net cash used in investing activities	(776,069)	(628,401)

Cash flows from financing activities:
Proceeds from notes payable	1,675,720	5,200,000
Payments on notes payable	(3,621,628)	(1,576,215)
Proceeds from exercise of stock options	--	409,239
Purchases of treasury stock	--	(6,452,752)
Common stock withheld from vested restricted shares for payroll tax withholdings	(67,109)	(98,620)
Excess tax benefit from exercise of share-based compensation	1,514	124,415
Payment of dividends on common stock	(1,065,721)	(969,245)

Net cash used in financing activities	(3,077,224)	(3,363,178)

Effect of exchange rate changes on cash	(32,213)	(7,441)
Decrease in cash and cash equivalents	(488,895)	(1,869,480)
Cash and cash equivalents at beginning of period	1,108,853	3,355,141

Cash and cash equivalents at end of period	$619,958	$1,485,661

Supplemental disclosure of cash paid for:
Interest expense	$136,053	$31,409
Income taxes	$191,296	$138,264

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The consolidated balance sheet of the Company at December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission in March 2009.

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

The consolidated financial statements include the accounts of National Research Corporation and its wholly-owned subsidiaries, National Research Corporation Canada and My InnerView, Inc. All significant intercompany transactions and balances have been eliminated. Because there are no minority interests in consolidated subsidiaries, all of the Company’s net income, comprehensive income and shareholders’ equity are attributable to controlling interests.

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency. The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense), net in the statements of income.

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”) establishes a fair value hierarchy that requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157‘s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities, (2) Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities and (3) Level 3 Inputs—unobservable inputs.

As of March 31, 2009, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s money market funds. They totaled $243,650 and are considered Level 1 inputs. The Company believes that the carrying amounts of its other financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.

2.	COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended March 31,
	(in thousands)
	2009	2008
Net income	$2,650	$2,003
Other comprehensive loss:
Foreign currency translation loss	(91)	(167)

Total other comprehensive loss	(91)	(167)

Comprehensive income	$2,559	$1,836

The components of accumulated other comprehensive loss were as follows (in thousands):

Foreign Currency Translation
Balance at March 31, 2009	$(97)

Balance at December 31, 2008	$(6)

3.	ACQUISITIONS

On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession. MIV offers resident, family and employee satisfaction measurement and improvement products to the long–term care, assisted and independent living markets in the United States. MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation. The acquisition was completed in order to pursue the Company’s strategy of expanding additional service offerings to the healthcare industry in the United States and Canada. This acquisition gives the Company a foundation upon which to expand in the senior care profession. The consideration paid at closing for MIV included a payment of $11,500,000 in cash and $440,183 of direct expenses capitalized as purchase price. The merger agreement under which the Company acquired MIV provided for contingent earn-out payments over the next three years based on revenue and operating income increases, which are not included in this discussion of the purchase price.

The Company has preliminarily allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
Current Assets	$442,202
Property and equipment	846,000
Customer relationships	2,984,000
Goodwill	8,154,144
Other Long Term Assets	783,286

Total acquired assets	13,209,632
Less total liabilities	1,269,449

Net assets acquired	$11,940,183

The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $8,154,144 of goodwill. The acquired intangible asset, customer relationships, is being amortized over a useful life of 10 years. The amortization of customer relationships and goodwill is expected to be non-deductible for tax purposes. Pending allocations include deferred income taxes and allowances.

The following unaudited pro forma information for the Company has been prepared as if the acquisition of MIV had occurred on January 1, 2008. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt, and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

Three months ended March 31, 2008
(In thousands, except per share amounts) (Unaudited)
Revenue	$15,338
Net income	$2,070
Earnings per share - basic	$0.30
Earnings per share - diluted	$0.30

4.	INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the three-month period ended March 31, 2009, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company’s effective tax rate was lower in the three month period ended March 31, 2009, than in the same period in 2008 due to a decrease in provincial income taxes.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return, as well as returns in various state and foreign jurisdictions. The Company is no longer subject to tax examinations for years prior to 2004.

5.	NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2009, the Company was in compliance with these restrictions and covenants.

The Company also entered into a revolving credit note in 2006. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2009. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date. As of March 31, 2009, the balance of the revolving credit note was $2.1 million. According to borrowing base requirements, the Company had the capacity to borrow another $4.4 million as of March 31, 2009.

Debt acquired through the MIV acquisition included $89,741 in capital leases. The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life. The equipment is being depreciated over the lease term of 4.25 years ending in 2011.

6.	SHARE-BASED COMPENSATION

The Company applies SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payments. The compensation expense is recognized based on the grant-date fair value of those awards calculated under SFAS 123R. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards in accordance with SFAS 123R.

The Company currently intends that shares of common stock issued upon the exercise of options or otherwise in connection with any of these plans will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS 123R are as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(in thousands)	(in thousands)
Amounts charged against income,
before income tax benefit	$218	$226
Amount of related income tax benefit	84	87

Total net income impact	$134	$139

A description of each share-based compensation plan is as follows:

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either nonqualified or incentive stock options. Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. At March 31, 2009, there were 80,900 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each Annual Meeting of Shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At March 31, 2009, there were 25,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) is a nonqualified plan that provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock. Options granted may be either incentive stock options or nonqualified stock options. Options vest over one to five years following the date of grant, and option terms are generally five to ten years following the date of grant. At March 31, 2009, there were 427,057 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.

The Company granted 54,739 and 70,475 stock options during the three-month periods ended March 31, 2009 and 2008, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair market value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield at date of grant	1.93%	2.11%
Expected stock price volatility	24.20%	24.20%
Risk-free interest rate	1.55%	3.18%
Expected life of options (in years)	6.00	6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, and the 1997 Equity Incentive Plan (under which no additional options will be granted) and the 2004 Director Plan for the three months ended March 31, 2009.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,431	$20.77
Granted	54,739	$28.51
Exercised	--	--
Canceled/expired	(15,325)	$21.73

Outstanding at end of period	531,845	$21.54	7.24	$11,455,921

Exercisable at end of period	219,982	$18.05	5.95	$3,971,496

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 and 2008, was $5.67 and $5.98, respectively. There were no stock options exercised during the three months ended March 31, 2009. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $539,000. As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, which was expected to be recognized over a weighted average period of 3.25 years.

Cash received from stock options exercised for the three-month period ended March 31, 2008 was $406,000. The actual tax benefit realized for the tax deduction from stock options exercised was $121,000 for the three months ended March 31, 2008.

As of March 31, 2009, the Company had 24,043 non-vested shares of common stock outstanding under the 2006 Equity Incentive plan, and no shares were granted during the three-month period then ended. These shares vest over one to five years following the date of grant, and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

The following table summarizes information regarding non-vested stock granted to associates under the Company’s 2001 and 2006 Equity Incentive Plans for the three months ended March 31, 2009.

	Shares Outstanding	Weighted Average Grant- Date Fair Value Per Share
Outstanding at beginning of period	36,502	$21.62
Granted	--	--
Vested	(8,558)	$23.37
Forfeited	(3,901)	$16.15

Outstanding at end of period	24,043	$21.88

Non-vested stock was not granted during the three month periods ended March 31, 2009 or 2008. As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock awards was approximately $272,000 and is expected to be recognized over a weighted average period of 1.79 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

	Mar. 31, 2009	Dec. 31, 2008
Goodwill	$38,543,330	$39,275,939

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	8,122,816	8,150,322
Trade name	1,572,000	1,572,000

Total other intangible assets	10,885,375	10,912881
Less accumulated amortization	3,139,104	2,856,514

Other intangible assets, net	$7,746,271	$8,056,367

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2009.

Balance as of December 31, 2008	$39,275,939

MIV purchase price adjustments	(679,333)
Foreign currency translation	(53,276)

Balance as of March 31, 2009	$38,543,330

The change in the carrying amount of goodwill relates to foreign currency translation and purchase price adjustments of $679,000, primarily related to deferred income taxes from the MIV acquisition.

8.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of March 31, 2009 and 2008, the Company excluded 214,423 and 70,475 options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended March 31,
	(in thousands)
	2009	2008
Weighted average shares and share
equivalents - basic	6,633	6,818
Weighted average dilutive effect of
options	70	132
Weighted average dilutive effect of
restricted stock	10	20

Weighted average shares and share
equivalents - dilutive	6,713	6,970

9.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in subsidiaries and for the deconsolidation of subsidiaries. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 has had no impact on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The adoption of FSP EITF 03-6-1 as of January 1, 2009, has not had a material impact on the consolidated financial statements.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about the fair value of financial instruments, as required by FAS 107, for interim reporting periods, including disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and significant assumptions during the period. This standard is effective for interim reporting periods ending after June 15, 2009. Management believes that adoption of FSP FAS 107-1 and FSP APB 28-1 will not have a material effect on the consolidated financial statements.

11.	RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits, and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $40,000 and $20,000 for three-month periods ended March 31, 2009 and 2008, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers, payers, nursing homes, and assisted living facilities to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs. The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, the NRC Healthcare Market Guide (“Market Guide”), including the new on-going data collection service Ticker.

Results of Operations

The following table sets forth for the periods indicated select financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue. The trends illustrated in the following table may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Three months ended March 31,
	2009	2008
Revenue	100.0%	100.0%

Operating expenses:
Direct expenses	43.5	44.0
Selling, general and	23.8	26.5
administrative
Depreciation and amortization	6.6	5.0

Total operating expenses	73.9	75.5

Operating income	26.1%	24.5%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenue. Revenue for the three-month period ended March 31, 2009, increased 24.4% to $16.7 million, compared to $13.5 million in the three-month period ended March 31, 2008. This was primarily due to the acquisition of MIV in December 2008, which generated $2.3 million of revenue in the quarter ended March 31, 2009. There were also increases in the scope of work from existing clients and the addition of new clients during this period.

Direct expenses. Direct expenses increased 22.8% to $7.3 million in the three-month period ended March 31, 2009, compared to $5.9 million in the same period during 2008. The change was primarily due to servicing the increase in revenue from the MIV business resulting in a $1.0 million increase in related expenses. The remaining change was generally due to the implementation of the monthly subscription Market Guide, and to changes in the business model and the allocation of responsibilities related to sales and servicing clients. Until September 2008, the Company would defer costs of preparing the survey data for Market Guide and expense these at the time the annual contract revenue was recognized. Starting in October 2008, these costs were expensed monthly. Direct expenses decreased as a percentage of revenue to 43.5% in the three-month period ended March 31, 2009, from 44.0% during the same period of 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 11.8% to $4.0 million for the three-month period ended March 31, 2009, compared to $3.6 million for the same period in 2008. This was primarily due an increase in expenses of $800,000 related to the MIV business, partly offset by decreases in expenses due to a change in the business model and the allocation of responsibilities related to sales and servicing clients. Selling, general, and administrative expenses decreased as a percentage of revenue to 23.8% for the three-month period ended March 31, 2009, from 26.5% for the same period in 2008.

Depreciation and amortization. Depreciation and amortization expenses increased 66.6% to $1.1 million for the three-month period ended March 31, 2009, compared to $666,000 in the same period of 2008. The increase was primarily due to the amortization of intangible assets associated with the acquisition of MIV, and accelerated depreciation of software of $239,000 that is no longer in use. Depreciation and amortization expenses as a percentage of revenue increased to 6.6% for the three-month period ended March 31, 2009, from 5.0% in the same period of 2008.

Provision for income taxes. The provision for income taxes totaled $1.6 million (38.0% effective tax rate) for the three-month period ended March 31, 2009, compared to $1.3 million (38.7% effective tax rate) for the same period in 2008. The effective tax rate was lower in the three month period ended March 31, 2009, than in the same period in 2008 due to a decrease in provincial income taxes.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.3 million as of March 31, 2009, compared to a working capital deficiency of $8.6 million on March 31, 2008. The decrease in the working capital deficiency was primarily due to a $3.4 million reduction in the current notes payable over the same period in 2008. This was offset by billings in excess of revenue earned net of unbilled revenue increasing by $1.4 million, accounts payable and accrued expenses increasing by $845,000, and cash and cash equivalents decreasing by $866,000 mainly due to the MIV acquisition.

Billings in excess of revenue earned increased in 2009 compared to 2008 primarily due to the MIV acquisition and timing of initial billings on new and renewal contracts. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred and unbilled revenue will be earned and billed, respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the three-month period ended March 31, 2009, were $776,000. The Company expects that the additional capital expenditures during 2009 will be primarily for computer hardware and software, production equipment, and furniture that will be funded by cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2009, the Company was in compliance with these restrictions and covenants.

The Company also entered into a revolving credit note in 2006. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2008 to extend the term to July 31, 2009. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2009. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date. As of March 31, 2009, the balance of the revolving credit note was $2.1 million. According to borrowing base requirements, the Company had the capacity to borrow another $4.4 million as of March 31, 2009.

Debt acquired through the MIV acquisition included $89,741 in capital leases. The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life. The equipment is being depreciated over the lease term of 4.25 years ending in 2011.

Shareholders’ equity increased $1.6 million to $40.2 million as of March 31, 2009, from $38.6 million as of December 31, 2008. The increase was primarily due to net income, partly offset by dividends paid of $1.1 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of March 31, 2009, the remaining number of shares that can be purchased was 289,723.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2008.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of May 1, 2009, 460,277 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2009	0	$ 0.00	0	292,593
February 1 - February 28, 2009	2,870	$23.38	2,870	289,723
March 1 - March 31, 2009	0	$ 0.00	0	289,723

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: May 13, 2009	By: /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2009	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2009

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.