Form 10-Q
period 2009-06-30
NATIONAL RESEARCH CORP
filed 2009-08-14
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.) Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of August 3, 2009: 6,660,517 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2009

			Page No.

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-13
	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13-16
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	16
	Item 4.	Controls and Procedures	16-17
PART II.	OTHER INFORMATION
	Item 1A.	Risk Factors	17
	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	17
	Item 6.	Exhibits	17
	Signatures		18
	Exhibit Index		19

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$403,613	$1,108,853
Trade accounts receivable, less allowance for doubtful accounts of $333,872 and
$240,653 in 2009 and 2008, respectively	7,394,771	6,531,125
Unbilled revenue	1,153,850	809,596
Prepaid expenses and other	1,177,535	1,299,975
Recoverable income taxes	687,201	573,676
Deferred income taxes	202,003	115,421

Total current assets	11,018,973	10,438,646
Property and equipment, net	14,403,152	13,746,787
Goodwill	38,739,483	39,275,939
Intangible assets, net	7,458,513	8,056,367
Other	643,999	626,871

Total assets	$72,264,120	$72,144,610

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$820,319	$4,580,719
Accounts payable	1,056,044	863,273
Accrued wages, bonus and profit sharing	1,894,611	1,374,744
Accrued expenses	1,065,099	1,344,032
Billings in excess of revenue earned	14,203,477	12,926,119

Total current liabilities	19,039,550	21,088,887
Note payable, net of current portion	7,988,187	8,373,170
Deferred income taxes	3,936,176	4,084,241

Total liabilities	30,963,913	33,546,298
Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,016,021 in 2009
and 8,019,922 in 2008, outstanding 6,660,517 in 2009 and 6,667,517 in 2008	8,016	8,020
Additional paid-in capital	27,604,921	27,216,769
Retained earnings	35,805,325	33,677,381
Accumulated other comprehensive income (loss)	253,119	(6,010)
Treasury stock, at cost; 1,355,504 shares in 2009 and 1,352,405 shares in 2008	(22,371,174)	(22,297,848)

Total shareholders’ equity	41,300,207	38,598,312

Total liabilities and shareholders’ equity	$72,264,120	$72,144,610

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$13,593,950	$11,901,081	$30,333,691	$25,354,977
Operating expenses:
Direct expenses	6,304,500	5,319,928	13,580,695	11,246,483
Selling, general and administrative	3,697,038	3,348,151	7,676,457	6,907,378
Depreciation and amortization	890,796	675,913	2,001,059	1,342,280

Total operating expenses	10,892,334	9,343,992	23,258,211	19,496,141

Operating income	2,701,616	2,557,089	7,075,480	5,858,836
Other income (expense):
Interest income	418	8,063	1,448	27,114
Interest expense	(84,775)	(53,152)	(222,857)	(97,204)
Other, net	(98,378)	(13,019)	(57,860)	(19,901)

Total other income (expense)	(182,735)	(58,108)	(279,269)	(89,991)

Income before income taxes	2,518,881	2,498,981	6,796,211	5,768,845
Provision for income taxes	909,581	917,676	2,536,864	2,184,525

Net income	$1,609,300	$1,581,305	$4,259,347	$3,584,320

Net income per share - basic	$.24	$.24	$.64	$.53

Net income per share - diluted	$.24	$.23	$.63	$.52

Weighted average shares and share equivalents
outstanding - basic	6,636,992	6,636,575	6,635,246	6,728,094

Weighted average shares and share equivalents
outstanding - diluted	6,733,553	6,792,884	6,720,285	6,892,120

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,259,347	$3,584,320
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,001,059	1,342,280
Deferred income taxes	538,929	(6,255)
Tax benefit from exercise of stock options	--	8,053
Non-cash share-based compensation expense	384,004	525,196
Net changes in assets and liabilities:
Trade accounts receivable	(854,718)	(2,308,561)
Unbilled revenue	(310,205)	198,945
Prepaid expenses and other	122,655	(39,297)
Accounts payable	186,560	(560,717)
Accrued expenses, wages, bonuses and profit sharing	232,757	(131,990)
Income taxes recoverable and payable	(115,040)	366,233
Billings in excess of revenue earned	1,198,266	4,106,653

Net cash provided by operating activities	7,643,614	7,084,860

Cash flows from investing activities:
Purchases of property and equipment	(2,083,242)	(1,347,573)
Purchase of customer base	--	(249,473)
Proceeds from the maturities of securities available-for-sale	--	99,468

Net cash used in investing activities	(2,083,242)	(1,497,578)

Cash flows from financing activities:
Proceeds from notes payable	3,741,445	8,700,000
Payments on notes payable	(7,886,828)	(8,437,150)
Proceeds from exercise of stock options	--	459,982
Purchases of treasury stock	(73,326)	(6,640,462)
Excess tax benefit from share-based compensation	4,144	201,174
Payment of dividends on common stock	(2,131,403)	(1,904,973)

Net cash used in financing activities	(6,345,968)	(7,621,429)

Effect of exchange rate changes on cash	80,356	(12,444)

Decrease in cash and cash equivalents	(705,240)	(2,046,591)
Cash and cash equivalents at beginning of period	1,108,853	3,355,141

Cash and cash equivalents at end of period	$403,613	$1,308,550

Supplemental disclosure of cash paid for:
Interest expense	$257,625	$97,204
Income taxes	$2,053,206	$1,612,293

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The consolidated balance sheet of the Company at December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated subsequent events through August 13, 2009, the date the financial statements were filed.

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

The consolidated financial statements include the accounts of National Research Corporation and its wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated. Because there are no minority interests in the consolidated subsidiary, all of the Company’s net income, comprehensive income and shareholders’ equity are attributable to controlling interests.

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency. The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange, and income statement items at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense), net in the consolidated statements of income.

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

As of June 30, 2009, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s money market funds. They totaled $311,994 and are considered Level 1 inputs. The Company believes that the carrying amounts of its other financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about the fair value of financial instruments, as required by SFAS 107, for interim reporting periods, including disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and significant assumptions during the period. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximates its carrying value as of June 30, 2009.

2.	COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Net income	$1,609	$1,581	$4,259	$3,584
Other comprehensive income (loss):
Foreign currency translation	350	48	259	(119)

Total other comprehensive income (loss)	350	48	259	(119)

Comprehensive income	$1,959	$1,629	$4,518	$3,464

3.	INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109. The Company had no liability for unrecognized tax benefits, or related interest and penalties, as of the adoption date. For the six-month period ended June 30, 2009, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties. The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized. The Company’s effective tax rate decreased to 37.3% in the six month period ended June 30, 2009, from 37.9% in the same period in 2008 due to a decrease in Canadian income taxes and increases in tax credits.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a federal income tax return, as well as returns in various state and foreign jurisdictions. The Company is no longer subject to tax examinations for years prior to 2004.

4.	NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2009, the Company was in compliance with these restrictions and covenants.

The Company also entered into a revolving credit note in 2006. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million. The revolving credit note was renewed in July 2009 to extend the term to June 30, 2010. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2010. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. As of June 30, 2009, the balance of the revolving credit note was $66,000. According to borrowing base requirements, the Company had the capacity to borrow another $5.1 million as of June 30, 2009.

5.	SHARE-BASED COMPENSATION

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

The Company currently intends that shares of common stock issued upon the exercise of options or otherwise in connection with any of these plans will be newly-issued shares. Amounts recognized in the financial statements with respect to these plans under SFAS 123R are as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Amounts charged against income,
before income tax benefit	$166	$299	$384	$525
Amount of related income tax benefit	64	115	148	202

Total net income impact	$102	$184	$236	$323

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders. The grants of options to directors on the date of the 2009 annual meeting of shareholders are also made subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders. Given the CEO’s current ownership, approval will be perfunctory. Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At June 30, 2009, pending shareholder approval of the increased number of shares at the 2010 annual meeting of shareholders, there were 277,000 shares available for issuance pursuant to future grants under the 2004 Director Plan. The Company granted 48,000 stock options during each of the three-month periods ended June 30, 2009 and 2008, pursuant to the 2004 Director Plan.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	Dec. 31, 2008
Goodwill	$38,739,483	$39,275,939

Non-amortizing other intangible assets:
Trade name	1,190,559	1,190,559
Amortizing other intangible assets:
Customer related intangibles	8,146,474	8,150,322
Trade name	1,572,000	1,572,000

Total other intangible assets	10,909,033	10,912,881
Less accumulated amortization	3,450,520	2,856,514

Other intangible assets, net	$7,458,513	$8,056,367

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2009.

Balance as of December 31, 2008	$39,275,939

MIV purchase price adjustments	(679,333)
Foreign currency translation	142,877

Balance as of June 30, 2009	$38,739,483

The change in the carrying amount of goodwill relates to foreign currency translation and purchase price adjustments of $679,333, primarily related to deferred income taxes from the MIV acquisition. On December 19, 2008, the Company acquired MIV, a leading provider of quality and performance improvement solutions to the senior care profession. MIV offers resident, family and employee satisfaction measurement and improvement products to the long–term care, assisted and independent living markets in the United States. MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation. The acquisition was completed in order to pursue the Company’s strategy of expanding additional service offerings to the healthcare industry in the United States and Canada. This acquisition gives the Company a foundation upon which to expand in the senior care profession. The consideration paid at closing for MIV included a payment of $11,500,000 in cash and $440,183 of direct expenses capitalized as purchase price. The purchase price allocation for MIV is still preliminary as the Company continues to assess restructuring costs and deferred income taxes. The merger agreement under which the Company acquired MIV provided for contingent earn-out payments over the next three years based on revenue and operating income increases, which are not included in this discussion of the purchase price.

7.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data. “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock. As of June 30, 2009 and 2008, the Company excluded 102,739 and 48,000 options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Weighted average shares and share
equivalents - basic	6,637	6,637	6,635	6,728
Weighted average dilutive effect of
options	84	142	74	151
Weighted average dilutive effect of
restricted stock	13	14	11	13

Weighted average shares and share
equivalents - dilutive	6,734	6,793	6,720	6,892

8.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Management continues to assess the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in subsidiaries and for the deconsolidation of subsidiaries. The provisions of SFAS 160 are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 has had no impact on the consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The adoption of FSP EITF 03-6-1 as of January 1, 2009, has not had a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS 165 became effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 has not had a material impact on the consolidated financial statements.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierachy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (“SFAS 168”). This statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification did not change GAAP but reorganizes the literature. The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of June 30, 2009, management believes that adoption of SFAS 168 will not have a material effect on the consolidated financial statements.

In July 2009, the FASB re-issued EITF 08-1, Revenue Arrangements with Multiple Deliverables, which amends EITF 00-21 to require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both the qualitative and quantitative information about the significant judgments made in applying the guidance in EITF 08-1 and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. The Company is assessing the potential impact of EITF 08-1 on its financial position and results of operations.

10.	RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $8,000 and $19,000 for the three-month periods and $48,000 and $40,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada. Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews. The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies. The Company addresses the growing need of healthcare providers, payers, nursing homes, and assisted living facilities to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues. The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability. The Company believes that a driver of its growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs. The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, Healthcare Market Guide (“Market Guide”), including the new on-going data collection service Ticker.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	46.4	44.7	44.8	44.4
Selling, general and	27.2	28.1	25.3	27.2
administrative
Depreciation and amortization	6.5	5.7	6.6	5.3

Total operating expenses	80.1	78.5	76.7	76.9

Operating income	19.9%	21.5%	23.3%	23.1%

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Revenue. Revenue for the three-month period ended June 30, 2009, increased 14.2% to $13.6 million, compared to $11.9 million in the three-month period ended June 30, 2008. This was primarily due to the acquisition of MIV in December 2008, which generated $2.2 million of revenue in the quarter ended June 30, 2009.

Direct expenses. Direct expenses increased 18.5% to $6.3 million in the three-month period ended June 30, 2009, compared to $5.3 million in the same period during 2008. The change was primarily due to servicing the increase in revenue from the MIV business, which resulted in a $1.0 million increase in related expenses. Direct expenses increased as a percentage of revenue to 46.4% in the three-month period ended June 30, 2009, from 44.7% during the same period of 2008 due to MIV’s current cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.4% to $3.7 million for the three-month period ended June 30, 2009, compared to $3.3 million for the same period in 2008. The increase was primarily due to an increase in expenses of $800,000 related to the MIV business that was partly offset by decreases in expenses due to changes in the business model and the allocation of responsibilities related to sales and servicing clients. Selling, general, and administrative expenses decreased as a percentage of revenue to 27.2% for the three-month period ended June 30, 2009, from 28.1% for the same period in 2008.

Depreciation and amortization. Depreciation and amortization expenses increased 31.8% to $891,000 for the three-month period ended June 30, 2009, compared to $676,000 in the same period of 2008. The increase was primarily due to the amortization of intangible assets associated with the acquisition of MIV. Depreciation and amortization expenses as a percentage of revenue increased to 6.5% for the three-month period ended June 30, 2009, from 5.7% in the same period of 2008.

Provision for income taxes. The provision for income taxes totaled $910,000 (36.1% effective tax rate) for the three-month period ended June 30, 2009, compared to $918,000 (36.7% effective tax rate) for the same period in 2008. The effective tax rate was lower in the three-month period ended June 30, 2009, due to a decrease in Canadian income taxes and increases in tax credits.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Revenue. Revenue for the six-month period ended June 30, 2009, increased 19.6% to $30.3 million compared to $25.4 million in the six-month period ended June 30, 2008, primarily due to the acquisition of MIV in December 2008 and an increase in the scope of work from existing clients.

Direct expenses. Direct expenses increased 20.8% to $13.6 million in the six-month period ended June 30, 2009, compared to $11.2 million in the same period during 2008. The change was primarily due to servicing the increase in revenue from the MIV business, which resulted in a $2.0 million increase in related expenses. The remaining change was generally due to the implementation of the monthly subscription Market Guide. Until September 2008, the Company would defer costs of preparing the survey data for Market Guide and expense these at the time the annual contract revenue was recognized. Starting in October 2008, these costs were expensed monthly. Direct expenses increased as a percentage of revenue to 44.8% in the six-month period ended June 30, 2009, from 44.4% during the same period of 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 11.1% to $7.7 million for the six-month period ended June 30, 2009, compared to $6.9 million for the same period in 2008. The change was primarily due to the acquisition of MIV in December 2008, which increased expenses by $1.5 million. These increased expenses were partly offset by decreases in expenses due to changes in the business model and the allocation of responsibilities related to sales and servicing clients. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.3% for the six-month period ended June 30, 2009, from 27.2% for the same period in 2008.

Depreciation and amortization. Depreciation and amortization expenses for the six-month period ended June 30, 2009, increased 49.1% to $2.0 million, compared to $1.3 million for the same period in 2008, primarily due to the amortization of intangible assets associated with the acquisition of MIV. Depreciation and amortization expenses as a percentage of revenue increased to 6.6% in the six-month period ended June 30, 2009, from 5.3% in the same period of 2008.

Provision for income taxes. The provision for income taxes totaled $2,537,000 (37.3% effective tax rate) for the six-month period ended June 30, 2009, compared to $2,185,000 (37.9% effective tax rate) for the same period in 2008. The effective tax rate was lower in 2009 due to a decrease in Canadian income taxes and increases in tax credits.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.0 million as of June 30, 2009, compared to a working capital deficiency of $10.7 million on December 31, 2008. The decrease in the working capital deficiency was primarily due to a $3.8 million reduction in the current notes payable over the same period in 2008. This was offset by a reduction in cash and cash equivalents of $705,000, due to reductions in the current notes payable.

Capital Expenditures

Capital expenditures for the six-month period ended June 30, 2009, were $2.1 million. The Company expects that the additional capital expenditures during 2009 will be primarily for computer hardware and software, production equipment, and furniture that will be funded by cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. The term note is payable in 35 equal installments of $96,829, with the balance of principal and interest payable in a balloon payment due on December 31, 2011. Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2009, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note dated March 26, 2008, changed the amount to $6.5 million. The revolving credit note was renewed in July 2009 to extend the term to June 30, 2010. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2010. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR. As of June 30, 2009, the balance of the revolving credit note was $66,000. According to borrowing base requirements, the Company had the capacity to borrow another $5.1 million as of June 30, 2009.

Shareholders’ equity increased $2.7 million to $41.3 million as of June 30, 2009, from $38.6 million as of December 31, 2008. The increase was primarily due to net income, partly offset by dividends paid of $2.1 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions. As of June 30, 2009, the remaining number of shares that could be purchased was 289,494.

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

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended June 30, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of August 3, 2009, 460,506 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2009	0	$0.00	0	289,723
May 1 - May 31, 2009	229	$27.23	229	289,494
June 1 - June 30, 2009	0	$0.00	0	289,494

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 8, 2009. At such meeting, Michael D. Hays and John N. Nunnelly were reelected as directors of the Company for terms to expire at the 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualified pursuant to the following votes: Michael D. Hays – 6,537,010 shares voted for, 31,834 shares withholding authority or abstentions and no broker non-votes; and John N. Nunnelly – 6,539,016 shares voted for, 29,828 shares withholding authority or abstentions and no broker non-votes. The other directors of the Company whose terms of office continued after the 2009 Annual Meeting of Shareholders are Patrick E. Beans and Gail L. Warden, whose terms expire at the 2010 meeting, and JoAnn M. Martin and Paul C. Schorr III, whose terms expire at the 2011 meeting.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION
Date: August 13, 2009	By: /s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 13, 2009	By: /s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2009

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.