Form 10-Q
period 2009-09-30
NATIONAL RESEARCH CORP
filed 2009-11-16
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)   Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒   Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of November 1, 2009: 6,660,321 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2009

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6.	Exhibits	16

	Signatures		17

	Exhibit Index		18

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The Company’s ability to retain its limited number of key clients;

•	The possibility of non-renewal of the Company’s performance tracking contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The effects of the economic downturn:

•	The possibility of consolidation in the healthcare industry;

•	The Company’s ability to manage its growth, including by identifying acquisition candidates and effectively integrating acquired companies;

•	The Company’s ability to collect the data on which its business relies;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Errors in, or dissatisfaction with, performance tracking and other surveys provided by the Company;

•	Regulatory developments; and

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,460	$1,109
Trade accounts receivable, less allowance for doubtful accounts of $319 and $241 in 2009 and 2008, respectively	8,385	6,531
Unbilled revenue	729	810
Prepaid expenses and other	1,514	1,300
Recoverable income taxes	1,082	574
Deferred income taxes	126	115
Total current assets	13,296	10,439

Property and equipment, net	14,233	13,747
Goodwill	38,982	39,276
Intangible assets, net	7,171	8,056
Other	644	627

Total assets	$74,326	$72,145

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$765	$4,581
Accounts payable	1,025	863
Accrued wages, bonus and profit sharing	2,086	1,375
Accrued expenses	774	1,344
Billings in excess of revenue earned	14,538	12,926
Total current liabilities	19,188	21,089

Note payable, net of current portion	7,794	8,374
Deferred income taxes	4,773	4,084
Total liabilities	31,755	33,547

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,016,021 in 2009 and 8,019,922 in 2008, outstanding 6,660,298 in 2009 and 6,667,517 in 2008	8	8
Additional paid-in capital	27,635	27,217
Retained earnings	36,734	33,677
Accumulated other comprehensive income (loss)	571	(6)
Treasury stock, at cost; 1,355,723 shares in 2009 and 1,352,405 shares in 2008	(22,377)	(22,298)
Total shareholders’ equity	42,571	38,598

Total liabilities and shareholders’ equity	$74,326	$72,145

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$13,517	$13,469	$43,850	$38,824

Operating expenses:
Direct expenses	5,446	6,598	19,027	17,845
Selling, general and administrative	3,872	3,053	11,548	9,960
Depreciation and amortization	901	661	2,902	2,003
Total operating expenses	10,219	10,312	33,477	29,808

Operating income	3,298	3,157	10,373	9,016

Other income (expense):
Interest income	—	6	1	33
Interest expense	(91)	(21)	(314)	(118)
Other, net	(75)	29	(132)	9

Total other income (expense)	(166)	14	(445)	(76)

Income before income taxes	3,132	3,171	9,928	8,940

Provision for income taxes	1,138	1,205	3,675	3,390

Net income	$1,994	$1,966	$6,253	$5,550

Net income per share – basic	$.30	$.30	$.94	$.83
Net income per share – diluted	$.30	$.29	$.93	$.81

Weighted average shares and share equivalents outstanding – basic	6,637,474	6,643,535	6,635,997	6,699,493

Weighted average shares and share equivalents outstanding – diluted	6,735,045	6,803,123	6,723,365	6,845,447

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,253	$5,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,902	2,003
Deferred income taxes	1,352	200
Tax benefit from exercise of stock options	—	70
Loss on disposal of property & equipment	1	—
Non-cash share-based compensation expense	412	772
Net changes in assets and liabilities:
Trade accounts receivable	(1,858)	(3,201)
Unbilled revenue	97	678
Prepaid expenses and other	(201)	31
Accounts payable	150	(57)
Accrued expenses, wages, bonuses and profit sharing	171	426
Income taxes recoverable and payable	(547)	222
Billings in excess of revenue earned	1,541	5,111
Net cash provided by operating activities	10,273	11,805

Cash flows from investing activities:
Purchases of property and equipment	(2,524)	(2,019)
Payment of acquisition earn-out obligation	—	(715)
Purchase of customer base	—	(249)
Proceeds from the maturities of securities available-for-sale	—	99
Net cash used in investing activities	(2,524)	(2,884)

Cash flows from financing activities:
Proceeds from notes payable	4,666	8,700
Payments on notes payable	(9,062)	(11,454)
Proceeds from exercise of stock options	—	1,076
Purchases of treasury stock	(79)	(7,448)
Excess tax benefit from share-based compensation	6	380
Payment of dividends on common stock	(3,197)	(2,842)
Net cash used in financing activities	(7,666)	(11,588)

Effect of exchange rate changes on cash	268	(11)

Increase (decrease) in cash and cash equivalents	351	(2,678)

Cash and cash equivalents at beginning of period	1,109	3,355

Cash and cash equivalents at end of period	$1,460	$677

Supplemental disclosure of cash paid for:
Interest expense	$374	$118
Income taxes	$2,853	$2,506

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The Company has six operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (FASB) guidance on segment disclosure.  The six operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service; Healthcare Market Guide (HCMG) offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions offers functional disease-specific and health status measurement tools; The Governance Institute (TGI) offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States; and My InnerView (MIV) provides quality and performance improvement solutions to the senior care profession.

The consolidated balance sheet of the Company at December 31, 2008, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.  The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were filed.

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

The Company’s valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities, (2) Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities and (3) Level 3 Inputs—unobservable inputs.

As of September 30, 2009, those assets and liabilities that are measured at fair value on a recurring basis consisted of the Company’s money market funds.  They totaled $1.5 million and are considered Level 1 inputs.  The Company believes that the carrying amounts of its other financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.

The Company also follows disclosure guidelines on the methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and significant assumptions during the period.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximates its carrying value as of September 30, 2009.

2.           COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)		(In thousands)
	2009	2008	2009	2008

Net income	$1,994	$1,966	$6,253	$5,550
Other comprehensive income (loss):

Foreign currency translation	318	(120)	577	(238)

Total other comprehensive income (loss)	318	(120)	577	(238)

Comprehensive income	$2,312	$1,846	$6,830	$5,312

3.             INCOME TAXES

For the nine-month period ended September 30, 2009, there were no changes to the total amount of unrecognized tax benefits or to the amount of accrued interest and penalties.  The Company does not have any unrecognized tax benefits that would impact the effective tax rate if recognized.  The Company’s effective tax rate decreased to 37.0% in the nine-month period ended September 30, 2009, from 37.9% in the same period in 2008 due to a decrease in Canadian statutory income tax rates and increases in research and development tax credits.

The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The Company files a federal income tax return, as well as returns in various state and foreign jurisdictions.  The Company is not subject to tax examinations for years prior to 2004.

4.             NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000 with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2009, the Company was in compliance with these restrictions and covenants.

The Company also entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note dated March 26, 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in July 2009 to extend the term to June 30, 2010.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2010.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR.  As of September 30, 2009, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.5 million as of September 30, 2009.

5.             SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity awards.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  The grants of options to directors on the date of the 2009 annual meeting of shareholders was also made subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  Given the CEO’s current ownership, approval will be perfunctory.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At September 30, 2009, pending shareholder approval of the increased number of shares at the 2010 annual meeting of shareholders, there were 277,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.

The Company did not grant stock options during either of the three-month periods ended September 30, 2009 and 2008, and granted 102,739 and 118,475 during the nine-month periods ending September 30, 2009 and 2008, respectively.

 6.            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Goodwill	$38,982	$39,276
Non-amortizing other intangible assets:
Trade name	1,191	1,191
Amortizing other intangible assets:
Customer related intangibles	8,164	8,150
Trade name	1,572	1,572
Total other intangible assets	10,927	10,913
Less accumulated amortization	3,756	2,857
Other intangible assets, net	$7,171	$8,056

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2009.

(In thousands)
Balance as of December 31, 2008	$39,276
MIV purchase price adjustments	(605)
Foreign currency translation	311
Balance as of September 30, 2009	$38,982

The change in the carrying amount of goodwill relates to foreign currency translation and purchase price adjustments of $605,000 primarily related to deferred income taxes from the MIV acquisition.  On December 19, 2008, the Company acquired MIV, a provider of quality and performance improvement solutions to the senior care profession.  MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States.  The acquisition was completed in order to pursue the Company’s strategy of expanding additional service offerings to the healthcare industry in the United States and Canada.  This acquisition gives the Company a foundation upon which to expand in the senior care profession.  The consideration paid at closing for MIV included a payment of $11.5 million in cash and $387,000 of direct expenses capitalized as purchase price.  The merger agreement under which the Company acquired MIV provided for contingent earn-out payments payable in February 2010, 2011, and 2012 based on revenue and operating income increases, which are not included in this discussion of the purchase price.

7.             EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of September 30, 2009 and 2008, the Company excluded 102,739 and -0- options, respectively, from the diluted net income per share computation because their exercise price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
Weighted average shares and share equivalents - basic	6,637	6,644	6,636	6,699
Weighted average dilutive effect of options	84	146	75	134
Weighted average dilutive effect of restricted stock	14	13	12	12
Weighted average shares and share equivalents - dilutive	6,735	6,803	6,723	6,845

8.             ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued the Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  In accordance with the Codification, references to accounting literature in this report are presented in plain English.  The Codification did not change GAAP but reorganizes the literature.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification has not had an impact on the consolidated financial statements.

9.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  As of September 30, 2009, management believes that adoption of this new guidance will not have a material effect on the consolidated financial statements.

10.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $36,000 and $20,000 for the three-month periods and $88,000 and $59,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada.  Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews.  The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies.  The Company addresses the growing need of healthcare providers, payers, nursing homes, and assisted living facilities to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues.  The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability.  The Company believes that a driver of its future growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs.  The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service, Healthcare Market Guide (“Market Guide”), including the new on-going data collection service Ticker.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	40.3	49.0	43.4	46.0
Selling, general and administrative	28.6	22.7	26.3	25.7
Depreciation and amortization	6.7	4.9	6.6	5.2
Total operating expenses	75.6	76.6	76.3	76.9

Operating income	24.4%	23.4%	23.7%	23.1%

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Revenue.  Revenue remained virtually constant at $13.5 million in the three-month periods ended September 30, 2009 and 2008.  The additional revenue from the acquisition of MIV in December 2008, was offset by reductions of revenue due to decreased volumes in the NRC Picker U.S. and Payer Solutions operating segments.

Direct expenses.  Direct expenses decreased 17.5% to $5.4 million in the three-month period ended September 30, 2009, compared to $6.6 million in the same period during 2008.  The change was primarily due to the implementation of the monthly subscription Market Guide in 2008.  Until September 2008, the Company deferred the costs of preparing the survey data for Market Guide and expensed these at the time the annual contract revenue was recognized.  Starting in October 2008, these costs were expensed monthly.  The three-month period ended September 30, 2008 was the last period in which all of the expenses were recognized on the deferred basis.  The annual subscription Market Guide continued to be sold this year, but costs were expensed monthly based on work performed with the monthly subscription product.  In addition, costs of servicing revenue were down due to decreased volumes in other areas of the Company.  Direct expenses decreased as a percentage of revenue to 40.3% in the three-month period ended September 30, 2009, from 49.0% during the same period of 2008 primarily due to the expense changes with the Market Guide and current business model of MIV.  The business model of MIV has been different in comparison to the rest of the operating segments.  MIV direct expenses as a percentage of revenue were lower, as the business consists mainly of a large volume of small, high margin contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 26.8% to $3.9 million for the three-month period ended September 30, 2009, compared to $3.1 million for the same period in 2008.  The increase was primarily due to increases in expenses related to the MIV acquisition.  Selling, general, and administrative expenses increased as a percentage of revenue to 28.6% for the three-month period ended September 30, 2009, from 22.7% for the same period in 2008 mainly due to MIV’s current business model with selling, general, and administrative expenses higher as a percentage of revenue than the other operating segments of the Company due to an expansion of the sales force.

Depreciation and amortization.  Depreciation and amortization expenses increased 36.4% to $901,000 for the three-month period ended September 30, 2009, compared to $661,000 in the same period of 2008.  The increase was primarily due to the amortization of intangible assets associated with the acquisition of MIV.  Depreciation and amortization expenses as a percentage of revenue increased to 6.7% for the three-month period ended September 30, 2009, from 4.9% in the same period of 2008.

Provision for income taxes. The provision for income taxes totaled $1.1 million (36.3% effective tax rate) for the three-month period ended September 30, 2009, compared to $1.2 million (38.0% effective tax rate) for the same period in 2008.  The effective tax rate was lower in the three-month period ended September 30, 2009, due to a decrease in Canadian statutory income tax rates and increases in research and development tax credits.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008
Revenue.  Revenue for the nine-month period ended September 30, 2009, increased 12.9% to $43.9 million compared to $38.8 million in the nine-month period ended September 30, 2008, primarily due to the acquisition of MIV in December 2008.

Direct expenses.  Direct expenses increased 6.6% to $19.0 million in the nine-month period ended September 30, 2009, compared to $17.8 million in the same period during 2008.  The increase was mainly due to increased costs of servicing the additional revenue from the MIV business, partially offset by reductions in costs of servicing other revenue due to decreased volumes in other areas of the Company.  Direct expenses decreased as a percentage of revenue to 43.4% in the nine-month period ended September 30, 2009, from 46.0% during the same period of 2008, primarily due to MIV’s current business model with direct expenses as a percentage of revenue lower than the other operating segments of the Company.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 15.9% to $11.5 million for the nine-month period ended September 30, 2009, compared to $10.0 million for the same period in 2008.  The increase was primarily due to the acquisition of MIV in December 2008, offset by decreases in expenses due to changes in the business model and the allocation of responsibilities related to sales and servicing clients.  Selling, general, and administrative expenses increased as a percentage of revenue to 26.3% for the nine-month period ended September 30, 2009, from 25.7% for the same period in 2008 due to MIV’s current business model with selling, general, and administrative expenses higher as a percentage of revenue than the other operating segments of the Company.

Depreciation and amortization.  Depreciation and amortization expenses for the nine-month period ended September 30, 2009, increased 44.9% to $2.9 million, compared to $2.0 million for the same period in 2008, primarily due to the amortization of intangible assets associated with the acquisition of MIV and additional depreciation taken on software that was no longer utilized.  Depreciation and amortization expenses as a percentage of revenue increased to 6.6% in the nine-month period ended September 30, 2009, from 5.2% in the same period of 2008.

Provision for income taxes. The provision for income taxes totaled $3.7 million (37.0% effective tax rate) for the nine-month period ended September 30, 2009, compared to $3.4 million (37.9% effective tax rate) for the same period in 2008.  The effective tax rate was lower in 2009 due to a decrease in Canadian statutory income tax rates and increases in research and development tax credits.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $5.9 million as of September 30, 2009, compared to a working capital deficiency of $10.7 million on December 31, 2008.  The decrease in the working capital deficiency was primarily due to a $3.8 million reduction in the current notes payable, and increases in recoverable income taxes, cash and cash equivalents, and prepaid expenses of $547,000, $351,000, and $201,000 respectively.

Capital Expenditures

Capital expenditures for the nine-month period ended September 30, 2009, were $2.5 million.  The Company expects that the additional capital expenditures during 2009 will be primarily for computer hardware and software, production equipment, and furniture that will be funded by cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000 with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2009, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006. The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note dated March 26, 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in July 2009 to extend the term to June 30, 2010.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2010.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR.  As of September 30, 2009, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.5 million as of September 30, 2009.

Shareholders’ equity increased $4.0 million to $42.6 million as of September 30, 2009, from $38.6 million as of December 31, 2008.  The increase was primarily due to net income, partly offset by dividends paid of $3.2 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of September 30, 2009, the remaining number of shares that could be purchased was 289,275.

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

PART II – Other Information

ITEM 1A.       Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  No material change to such risk factors has occurred during the three months ended September 30, 2009.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of November 1, 2009, 460,725 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2009	0	$0.00	0	289,424
August 1 – August31, 2009	219	$26.35	219	289,275
September 1 – September 30, 2009	0	$0.00	0	289,275

ITEM 6.           Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 13, 2009	By:	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2009

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.