Form 10-K
period 2009-12-31
NATIONAL RESEARCH CORP
filed 2010-03-31
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  0-29466
National Research Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1245 Q Street
Lincoln, Nebraska	68508
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and  posted on  its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [Registrant is not yet required to provide financial disclosure in an Interactive Data File Format.]  Yes   ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2009:  $42,810,239.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of March 30, 2010: 6,657,600 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

TABLE OF CONTENTS

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

General

National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of ongoing survey-based performance measurement, improvement services and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 29 years of industry experience and its relationships with many of the industry’s largest payers and providers.  The Company addresses the growing needs of healthcare providers and payers to measure the care outcomes, specifically experience and health status, of their patients, residents or members.  NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize resident and/or patient attraction, experience, retention and profitability.

Since its founding 29 years ago in 1981 as a Nebraska corporation (the Company reincorporated in Wisconsin in September 1997), NRC has focused on the information needs of the healthcare industry.  The Company’s primary types of information services are renewable performance tracking and improvement services, subscription-based governance information and educational services, and a renewable syndicated service.

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

The NRC Solution

The Company addresses healthcare organizations’ growing need to track their performance at the enterprise-wide, departmental and physician/caregiver levels.  The Company has been developing tools designed to enable its clients to collect, in an unobtrusive manner, a substantial amount of comparative performance information in order to analyze and improve their practices to maximize resident and/or patient attraction, experience, retention and profitability.  NRC’s performance assessments offer a tangible measurement of health service quality of the type currently demanded by consumers, employers, industry accreditation organizations and lawmakers.

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

NRC offers renewable performance tracking and improvement services, subscription-based educational services, and a renewable syndicated service.  The Company has renewable performance tracking tools, including those produced and delivered under its NRC Picker trade name and My InnerView, Inc. (“MIV”), for gathering and analyzing data from survey respondents on an ongoing basis with comparisons over time.  These performance tracking tools may be coupled with the Company’s improvement tools to help clients not only measure performance, but know where to focus with ideas and solutions for making improvements.  The Company has the capacity to measure performance beyond the enterprise-wide level.  It has the ability and experience to determine key performance indicators at the department and individual physician/caregiver measurement levels, where the Company’s services can best guide the efforts of its clients to improve quality and enhance their market position.  The improvement services of NRC Picker provide a way of bridging the gap between measurement and improvement.  Additional offerings under the Company’s Payer Solutions division include functional disease-specific and health status measurement tools.

Through its division known as The Governance Institute (“TGI”), NRC offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their boards, medical leadership, and management performance in the United States.  TGI conducts timely conferences, produces publications, videos, white papers and research studies, and tracks industry trends showcasing the best practices of healthcare boards across the country.

The syndicated NRC Healthcare Market Guide (“Ticker”), a stand-alone market information and competitive intelligence source, as well as a comparative performance database, allows the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes.

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

Product Offerings

NRC’s data collection process provides ongoing, renewable performance tracking and is the platform of the Company’s online tools.  This performance tracking program efficiently coordinates and centralizes an organization’s satisfaction monitoring, thereby establishing a uniform methodology and survey instrument needed to obtain valid performance information and improve quality.  Using the industry method of mail, telephone, or internet-based data collection, this assessment process monitors the patient’s or stakeholder’s experience across healthcare respondent groups (patients, members, employers, employees, physicians, resident, family, etc.) and service settings (inpatient, emergency room, outpatient, long-term care etc.).  Rather than be limited to only static, mass-produced questionnaires which provide limited flexibility and performance insights, NRC’s proprietary software generates individualized questionnaires, including personalization such as patient name, treating caregiver name, encounter date and, in some cases, the services received.  To enhance the response rates and the relevance of performance data and to be flexible and responsive to healthcare organizations’ changing information needs, NRC creates personalized questionnaires which evaluate service issues specific to each respondent’s healthcare experience and includes questions which address core service factors throughout a healthcare organization.

Unlike some of its competitors, which use multiple questionnaires often sent to the same respondents, the Company gathers data through one questionnaire, the contents of which are selected from the Company’s library of questions after a client’s needs are determined.  As a result, the Company’s renewable performance tracking programs and data collection processes (1) realize higher response rates, obtain data more efficiently, and thereby provide healthcare organizations with more feedback, (2) eliminate over-surveying (where one respondent receives multiple surveys), and (3) allow healthcare organizations to adapt questionnaire content to address management objectives and to assess quality improvement programs or other timely marketplace issues.

The Company recognizes that performance programs must do more than just measure the experiences; they must measure and facilitate improvement.  The Company offers solutions designed to effectively measure and improve the most important aspects of the patient’s or stakeholder’s experience.  NRC’s proprietary web-based electronic delivery systems provide clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.  The Company has developed online improvement tools, including a one-page report which provides a basis on which improvements can be made, shows healthcare organizations which service factors impact their customer group’s value and which have the greatest impact on satisfaction levels, and how their performance in relationship to these key indicators changes over time.

Ticker serves as a stand-alone market information and competitive intelligence source, as well as a comparative performance database.  Ticker is the largest consumer-based assessment of consumers’ perceptions of, and satisfaction with, hospitals and health systems in more than 300 markets across the country, representing the views of more than 267,000 households across nearly every county in the continental United States.  Ticker provides comprehensive assessments, including consumer quality perceptions, product-line preferences, service use and visit satisfaction for more than 3,200 hospitals and health systems.  More than 200 data items relevant to healthcare payers, providers and purchasers are reported in the Ticker, including hospital quality and image ratings, hospital selection factors, household preventative health behaviors, presence of chronic conditions, and contemporary issues such as healthcare internet utilization.  Clients can purchase customized versions specific to their local service areas, with the ability to benchmark performance results to over 300 metro areas, 48 states or nationally.  Ticker is delivered to clients via Ticker’s exclusive web-based electronic delivery system, which features easy to use graphs, charts and various report formats for multiple users within the client’s organization.  Another feature of the web-based system is a national name search designed to allow a healthcare organization with a national or regional presence to simultaneously compare the performance of all its sites and pinpoint where strengths and weaknesses exist.  Clients who have renewed for multiple years of the study may utilize the system’s trending capability which details how the performance of the healthcare organization changes over time.  The proprietary Ticker data results are also used to produce reports which are customized to meet the specific information needs of existing clients, as well as new healthcare markets beyond the Company’s traditional client base.

Through TGI, the Company offers subscription-based membership services.  The information and education services are provided for the boards of directors and medical leadership of hospital and healthcare systems. These services are sold and delivered in the form of a twelve-month subscription membership and include accredited leadership conference and educational programs, customized research reports, board advisory services, videos, books, policy guidelines, board self-assessment tools, white papers, newsletters, and fax surveys.  The Company’s leadership conferences are available to all prospective members by paying the applicable conference fee.  The Company also sells publications, periodicals, reference books, and associated videos through its resource catalog.

The Company’s MIV division is a leading provider of quality and performance improvement solutions to the senior care profession.  MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States.  MIV works with over 8,000 senior-care providers throughout the United States, housing what the Company believes is the largest dataset of senior-care satisfaction metrics in the nation.

Clients

The Company’s ten largest clients accounted for 14%, 24%, and 29% of the Company’s total revenue in 2009, 2008 and 2007, respectively.  Approximately 8%, 8%, and 9% of the Company’s revenue was derived from foreign customers in 2009, 2008, and 2007, respectively.

Sales and Marketing

The Company generates the majority of its revenue from client renewals, supplemented by its internal marketing efforts and a direct sales force.  Sales associates direct NRC’s sales efforts from Nebraska, Wisconsin and California in the United States, and from Toronto in Canada.  As compared to the typical industry practice of compensating sales people with relatively high base pay and a relatively small sales commission, NRC compensates its sales associates with relatively low base pay and a relatively high per-sale commission.  The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top-quality sales associates.

Marketing efforts support the direct sales force’s new business generation and project renewal initiatives.  NRC conducts direct marketing campaigns and public relations programs.  NRC uses lead generation mechanisms to add generated leads to its database of current and potential client contacts.  Finally, the Company’s public relations program includes (1) an ongoing presence in leading industry trade press and in the mainstream press, (2) public speaking at strategic industry conferences, (3) fostering relationships with key industry constituencies and (4) the annual Consumer Choice Award program recognizing top-ranking hospitals in more than 250 markets.

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

Competition

The healthcare information and market research industry is highly competitive.  The Company has traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment.  The Company’s main competitors among such specialty firms are Press Ganey, which NRC believes has revenue that is significantly larger than the Company’s revenue, and three or four other companies which NRC believes have revenue smaller than the Company’s revenue.  The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems.  Although only a few of these competitors have to-date offered survey-based, healthcare market research that competes directly with the Company’s services, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market.  There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors.  There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, service uniqueness, credibility of provider, industry experience, and price.  NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic questionnaire, syndicated products, accredited leadership conferences, educational programs, comparative performance database, and relationships with leading healthcare payers and providers position the Company to compete in this market.

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

Associates

As of December 31, 2009, the Company employed a total of 260 persons on a full-time basis.  In addition, as of such date, the Company had 42 part-time associates primarily in its survey operations, representing approximately 20 full-time equivalent associates.  None of the Company’s associates are represented by a collective bargaining unit.  The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

The following table sets forth certain information as of March 1, 2010, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	55	President, Chief Executive Officer and Director

Patrick E. Beans	52	Vice President, Treasurer, Chief Financial Officer, Secretary and Director

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable performance tracking services.  Substantially all contracts for such services are renewable annually at the option of our clients, although a client generally has no minimum purchase commitment under a contract and the contracts are generally cancelable on short or no notice without penalty.  To the extent that clients fail to renew or defer their renewals from the quarter we anticipate, our quarterly results may be materially adversely affected.  Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion.  In addition, the performance tracking and market research activities of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership.  As these factors are beyond our control, we cannot assure you that we will be able to maintain our renewal rates.  Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

Our operating results may fluctuate on a quarterly basis and this may cause our stock price to decline.

Our operating results have fluctuated from period to period in the past and will likely fluctuate significantly in the future due to various factors.  There has historically been fluctuation in our financial results related to Ticker, a stand-alone market information intelligence source and comparative performance database.  In the future, we expect such fluctuations will continue, but to a lesser degree.  Until May 2008, Ticker was deliverable on an annual basis, and historically we recognized revenue when it was delivered to the principal customers pursuant to their contracts, typically in the third quarter of the year.  Substantially all of the related costs were deferred and subsequently charged to direct expenses contemporaneously with the recognition of the revenue.  Starting in May 2008, the Company began providing Ticker subscription-based services to clients on a monthly basis generally over a twelve-month period.  Accordingly, we now recognize much of the Ticker revenue ratably over a twelve-month period and, since October of 2008, all of the related costs are expensed in the month they are incurred.  We will continue to have some annual sales which could increase fluctuation of operating results in the third quarter.  A delay in completing and delivering Ticker, the timing of which is dependent upon our ability to access a third-party’s respondent panel on a timely basis, could delay recognition of such revenue and expenses which could materially affect operating results for the affected periods.  We generate additional revenue from incidental customers subsequent to the completion of each monthly edition.  Revenue and costs for these subsequent services are recognized as the services are performed and completed.

In addition, our overall operating results may fluctuate as a result of a variety of other factors, including the size and timing of orders from clients, client demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets and clients’ operating performance), the hiring and training of additional staff, postal rate changes, and industry and general economic conditions.  Because a significant portion of our overhead, particularly some costs associated with owning and occupying our building and full-time personnel expenses, is fixed in the short-term, our results of operations may be materially adversely affected in any particular quarter if revenue falls below our expectations.  These factors, among others, make it possible that in some future quarter our operating results may be below the expectations of securities analysts and investors which would have a material adverse effect on the market price of our common stock.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare information and market research industry is highly competitive.  We compete with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment.  Our main competitors among such specialty firms are Press Ganey, which we believe has revenue that is significantly larger than our revenue, and three or four other companies that we believe have revenue that is smaller than our revenue.  We, to a certain degree, currently compete with, and we anticipate that in the future we may increasingly compete with, traditional market research firms that are significant providers of survey-based, general market research and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems.  Although only a few of these competitors have to-date offered survey-based, healthcare market research that competes directly with our services, many of these competitors have substantially greater financial, information gathering and marketing resources than we do, and could decide to increase their resource commitments to our market.  There are relatively few barriers to entry into our market, and we expect increased competition in our market, which could adversely affect our operating results through pricing pressure, increased client service and marketing expenditures and market share losses, among other factors.  We cannot assure you that we will continue to compete successfully against existing or new competitors, and our revenue and operating net income could be adversely affected as a result.

Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from clients in the healthcare industry.  As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers.  Recently, Congressional leaders enacted a comprehensive healthcare reform plan, including provisions to control healthcare costs, improve healthcare quality and expand access to affordable health insurance.  These programs could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate.  In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers.  Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services.  Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow.  Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services, or could result in the termination of a client’s relationship with us.  The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We rely on a limited number of key clients and a loss of one or more of these key clients will adversely affect our operating results.

We rely on a limited number of key clients for a substantial portion of our revenue.  The Company’s ten largest clients accounted for 14%, 24%, and 29% of the Company’s total revenue in 2009, 2008, and 2007, respectively.

We cannot assure you that we will maintain our existing client base, maintain or increase the level of revenue or profits generated by our existing clients, or be able to attract new clients.  Furthermore, the healthcare industry continues to undergo consolidation and we cannot assure you that such consolidation will not cause us to lose clients.  The loss of one or more of our large clients or a significant reduction in business from such clients, regardless of the reason, will have a negative effect on our revenue and a corresponding effect on our operating and net income.  See “Risk Factors - Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.”

Our future success depends on our ability to manage our growth, including identifying acquisition candidates and effectively integrating acquired companies.

Since our inception, our growth has placed significant demands on our management, administrative, operational and financial resources.  In order to manage our growth, we will need to continue to implement and improve our operational, financial and management information systems, and continue to expand, motivate and effectively manage an evolving workforce.  If our management is unable to effectively manage under such circumstances, the quality of our services, our ability to retain key personnel, and our results of operations could be materially adversely affected.  Furthermore, we cannot assure you that our business will continue to expand.  Reductions in clients’ spending on performance tracking and market research, increased competition, pricing pressures, and other general economic and industry trends could adversely affect our growth.

We may achieve a portion of our future revenue growth, if any, through acquisitions of complimentary businesses, products, services or technologies, although we currently have no commitments or agreements with respect to any such acquisitions.  We have encountered minor problems with integrating people and processes in connection with past acquisitions.  We cannot assure you that the integration of any possible future acquisitions will be managed without incurring higher than expected costs and expenses.  In addition, we cannot assure you that, as a result of such unexpected costs and expenses, any possible future acquisition will not negatively affect our operating and net income.

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance tracking and market research to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews.  If receptivity to our survey and interview methods by respondents declines, or for some other reason their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected, with a corresponding effect on our operating and net income.  In addition, we currently rely primarily on mail and telephone surveys for gathering information.  If one or more of our competitors were to develop an online survey process that more effectively and efficiently gathers information, then we would be at a competitive disadvantage and our revenue could be adversely affected, with a corresponding effect on our operating and net income.

We also rely on third-party panels of pre-recruited consumer households to produce Ticker in a timely manner.  If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce Ticker.  In either case, our operating and net income would be negatively affected.

Our principal shareholder effectively controls our company.

Michael D. Hays, our President and Chief Executive Officer, beneficially owned 26.7% of our outstanding common stock as of March 30, 2010.  In addition, Mr. Hays and his wife have created certain grantor retained annuity trusts and have transferred to such trusts shares representing, in the aggregate, approximately 45.1% of our outstanding common stock as of March 30, 2010, all or a portion of which will be returned to Mr. Hays or his wife over the next two years.  As a result, Mr. Hays can, or will be able to, control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions.  The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance will depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets.  Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our President and Chief Executive Officer, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations.  As of December 31, 2009, we maintained $500,000 of key officer life insurance on Mr. Hays.  Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business.  Currently, we do not have employment agreements with our officers or our other key personnel.  Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us.  Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases.  We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

The enactment of the new comprehensive healthcare reform plan will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that could potentially impact our business.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.	Properties

The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations.  This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration.  The Company’s Canadian office is located in a rented 2,600 square foot office building in Markham, Ontario.  The operations of TGI are located in San Diego, California, where the Company leases 6,100 square feet of office space.  MIV’s operations are located in Wausau, Wisconsin, where the Company leases 8,500 square feet of office space.

Item 3.	Legal Proceedings

The Company is not subject to any material pending litigation.

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.”  The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2008, through December 31, 2009:

	High	Low	Dividends Declared Per Common Share

2008 Quarter Ended:
March 31	$27.94	$24.75	$.14
June 30	$32.06	$25.14	$.14
September 30	$35.58	$23.01	$.14
December 31	$34.93	$19.00	$.14

2009 Quarter Ended:
March 31	$29.01	$19.48	$.16
June 30	$28.10	$23.10	$.16
September 30	$26.74	$23.55	$.16
December 31	$25.30	$20.32	$.16

On March 30, 2010, there were approximately 19 shareholders of record, and approximately 500 beneficial owners of the Common Stock.

In March 2005, the Company announced the commencement of a quarterly cash dividend.  Cash dividends of $4.3 million and $3.8 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2009 and 2008, respectively.  The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

The table below summarizes the Company’s repurchases of its common stock during the three-month period ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2009	—	—	—	289,275

November 1 - November 30, 2009	—	—	—	289,275

December 1 - December 31, 2009	210	$21.69	210	289,065

(1)	In February 2006, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of an additional 750,000 shares. The plan has no expiration date.

The following graph compares the cumulative 5-year total return provided shareholders on National Research Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2004, and its relative performance is tracked through December 31, 2009.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

	12/04	12/05	12/06	12/07	12/08	12/09

National Research Corporation	100.00	109.35	146.03	177.05	193.68	142.27

NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2009, 2008, and 2007, and the selected balance sheet data at December 31, 2009 and 2008, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2006 and 2005, and the balance sheet data at December 31, 2007, 2006, and 2005, are derived from audited consolidated financial statements not included herein.  The Company has made acquisitions and began recognizing share-based compensation expense during the five years covered by the selected statement financial data.  See Note 2 and Note 7 to the Company's consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Income Data:
Revenue	$57,692	$51,013	$48,923	$43,771	$32,437
Operating expenses:
Direct expenses	24,574	23,611	21,801	19,445	13,642
Selling, general and administrative	15,590	12,728	13,173	12,158	8,617
Depreciation and amortization	3,831	2,685	2,583	2,260	1,762
Total operating expenses	43,995	39,024	37,557	33,863	24,021
Operating income	13,697	11,989	11,366	9,908	8,416
Other income (expenses)	(580)	(6)	(248)	(402)	99
Income before income taxes	13,117	11,983	11,118	9,506	8,515
Provision for income taxes	4,626	4,538	4,278	3,622	3,279
Net income	$8,491	$7,445	$6,840	$5,884	$5,236

Net income per share - basic	$1.28	$1.11	$1.00	$0.86	$0.74
Net income per share - diluted	$1.26	$1.09	$0.98	$0.85	$0.74
Dividends per share	$0.64	$0.56	$0.48	$0.40	$0.32
Weighted average shares outstanding – basic	6,637	6,685	6,850	6,836	7,038
Weighted average shares outstanding – diluted	6,723	6,831	7,011	6,954	7,118

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(4,432)	$(10,650)	$(2,384)	$(1,482)	$8,058
Total assets	72,499	72,145	61,869	61,532	44,675
Total debt, including current portion	7,719	12,954	2,993	11,093	1,471
Total shareholders’ equity	$44,171	$38,598	$42,286	$36,751	$32,593

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada.  Since 1981, the Company has provided these services using traditional market research methodologies such as direct mail, telephone, internet-based surveys, focus groups and in-person interviews.  Since 2002, the current primary data collection methodology used is direct mail, but the Company still uses other methodologies for certain types of studies.  The Company addresses the growing need of healthcare providers and payers to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues.  NRC develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so that they can maximize resident and/or patient attraction, experience, retention and profitability.  The Company believes that a driver of its growth and the growth of its industry will be the increase in demand for performance measurement, improvement and educational services as a result of more public reporting programs.  The Company’s primary types of information services are performance tracking services, subscription-based educational and improvement services, and Ticker.

Acquisitions

On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession.  MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States.  MIV works with over 8,000 senior care providers throughout the United States housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation.  The consideration paid at closing for MIV included payment of $11,500,000 in cash and $440,000 of direct expenses capitalized as purchase price.  The merger agreement under which the Company acquired MIV provided for contingent earn-out payments of which $581,000 of the 2009 earn-out was included in this amount.

On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,000.  The recording of this asset purchase increased customer related intangibles by $260,000 and deferred revenue by $11,000.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2009 include:

•	Revenue recognition;

•	Valuation of long-lived assets;

•	Valuation of goodwill and identifiable intangible assets; and

•	Income taxes.

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include performance tracking services, subscription-based educational services and Ticker.  The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty.  The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Ticker.  Starting in May 2008, the Company began providing Ticker subscription-based services to clients on a monthly basis generally over a twelve-month period, however, some Ticker subscriptions will continue to be sold and delivered on an annual basis.  The Company also derives revenue from its custom and other research projects.

The Company’s performance tracking services are performance tracking and improvement tools for gathering and analyzing data from survey respondents.  Such services are provided pursuant to contracts which are generally renewable annually, and that provide for a customer-specific study which is conducted via a series of surveys and delivered via a series of updates or reports, the timing and frequency of which vary by contract (such as monthly or weekly).  These contracts are generally cancelable on short or no notice without penalty and, since progress on these contracts can be tracked and regular updates and reports are made, clients are entitled to any work-in-process, but are obligated to pay for all services performed through cancellation.  Typically, these contracts are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project.  Revenue and direct expenses for the Company’s performance tracking services are recognized under the proportional performance method.

Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting.  The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly.  Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method.  If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company recognizes subscription-based educational service revenue over the period of time the service is provided.  Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

Ticker was published by NRC solely on an annual basis from 1996 to September 2008.  The Company recognizes revenue on Ticker contracts upon delivery to the principal customers.  Revenue under some annual contracts which do not include monthly updates is fully recognized upon delivery, typically in the third quarter of the year.  Starting in May 2008, the Company added subscription-based services, the revenue from which is generally recognized on a monthly basis over a twelve-month period.  Until September 2008, the Company would defer costs of preparing the survey data for Ticker and expense these at the time the annual contract revenue was recognized.  Starting in October 2008, these costs were expensed monthly.  The Company generates additional revenue from incidental customers subsequent to the completion of each monthly edition.  Revenue and costs for these subsequent services are recognized as the services are performed and completed.  Ticker is generally provided pursuant to contracts that provide for the receipt of survey results that are customized to meet an individual client’s specific information needs.  Typically, these contracts are not cancelable by clients, clients receive no rights in the comprehensive healthcare database which results from this survey, other than the right to use the customized reports purchased pursuant thereto, and amounts due for Ticker are billed prior to or at delivery.

As a result of the timing of recognition of revenue and costs associated with Ticker, the Company’s margins vary throughout the year.  The Company’s revenue recognition policy for Ticker is not sensitive to significant estimates and judgments.

Valuation of Long-Lived Assets

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

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade name and goodwill.  Goodwill represents the difference between the purchase price paid in acquisitions using the purchase method of accounting, and the fair value of the net assets acquired.  Goodwill and indefinite-lived intangibles are assessed annually for impairment and are not amortized.

As of December 31, 2009, the Company had goodwill of $39.9 million.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company evaluates the estimated fair value of the Company’s goodwill.  On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be recorded.  The Company’s analysis has resulted in fair value substantially exceeding its carrying value in four of the five business units having goodwill. For the newest business unit, MIV, the estimated fair value did not substantially exceed its carrying value.  This was due, in part, to the 2009 MIV revenues and operating margins being below original projections, but management believes that the performance is improving during the first part of 2010.  No impairment loss has been recorded on goodwill in 2009, 2008 or 2007.  The Company will continue to evaluate for impairment as unforeseen future events may impact the goodwill valuation.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2009	2008	2007	2009 over 2008	2008 over 2007

Revenue	100.0%	100.0%	100.0%	13.1%	4.3%
Operating expenses:
Direct expenses	42.6	46.3	44.6	4.1	8.3
Selling, general and administrative	27.0	25.0	26.9	22.5	(3.4)
Depreciation and amortization	6.6	5.3	5.3	42.7	4.0
Total operating expenses	76.3	76.5	76.8	12.7	3.9
Operating income	23.7%	23.5%	23.2%	14.2%	5.5%

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenue.  Revenue increased 13.1% in 2009 to $57.7 million from $51.0 million in 2008.  This was primarily due to the acquisition of MIV in December 2008.

Direct expenses.  Direct expenses increased 4.1% to $24.6 million in 2009 from $23.6 million in 2008.  The change was mainly due to increased costs of servicing the additional revenue from the MIV business, partially offset by the reductions in costs of servicing decreased revenue in other areas of the Company.  Direct expenses decreased as a percentage of revenue to 42.6% in 2009 from 46.3% in 2008, primarily due to MIV’s current business model with direct expenses as a percentage of revenue lower than the other operating business units of the Company and growth in margin in the Ticker division.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 22.5% to $15.6 million in 2009 from $12.7 million in 2008.  The change was primarily due to increases in expenses related to the MIV acquisition and expansions in the sales force.  Selling, general and administrative expenses increased as a percentage of revenue to 27.0% in 2009 from 25.0% in 2008, mainly due to sales expansion efforts in the latter portion of 2009 throughout the Company.

Depreciation and amortization.  Depreciation and amortization expenses increased 42.7% to $3.8 million in 2009 from $2.7 million in 2008.  Depreciation and amortization increased as a percentage of revenue to   6.6% in 2009 from 5.3% in 2008.  The increase was primarily due to the depreciation of the fixed assets and amortization of intangible assets associated with the acquisition of MIV.

Provision for income taxes.  The provision for income taxes totaled $4.6 million (35.3% effective tax rate) for 2009 compared to $4.5 million (37.9% effective tax rate) for 2008.  The effective tax rate was lower in 2009 due to increases in research and development tax credits and state investment and growth act credits, and decreases in Canadian statutory income tax rates.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenue.  Revenue increased 4.3% in 2008 to $51.0 million from $48.9 million in 2007.  This was primarily due to increases in the scope of work from existing clients and the addition of new clients.

Direct expenses.  Direct expenses increased 8.3% to $23.6 million in 2008 from $21.8 million in 2007.  The change was primarily due to an increase in salaries, benefits and travel of $1.2 million, the result of the change in the business model, and the allocation of responsibilities related to sales and servicing clients.  In 2008, the Company divided its sales force into two groups, one focused only on bringing in prospective new clients and the second focused exclusively on servicing current clients.  As a result, salaries, benefits and travel attributable to the group focused on current clients are now classified as direct expenses rather than selling, general and administrative expenses.  Direct expenses increased as a percentage of revenue to 46.3% in 2008 from 44.6% in 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 3.4% to $12.7 million in 2008 from $13.2 million in 2007.  The change was largely due to the 2008 change in the business model and the allocation of responsibilities related to sales and servicing clients.  Selling, general and administrative expenses decreased as a percentage of revenue to 25.0% in 2008 from 26.9% in 2007.

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

Inflation and Changing Prices

Inflation and changing prices have not had a material impact on revenues or net income from continuing operations in the last three years.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $4.4 million on December 31, 2009, as compared to a $10.7 million working capital deficiency on December 31, 2008.  The decrease in the working capital deficiency was primarily due to paying off the line of credit in 2009 that had a balance of $3.9 million as of December 31, 2008.  The working capital deficiency balance is primarily due to a deferred revenue balance of $11.9 million and $12.9 million as of December 31, 2009 and 2008, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for performance tracking services and custom research projects before they have been completed.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the year ended December 31, 2009, were $2.9 million.  These expenditures consisted mainly of computer software, computer hardware, and furniture and other equipment.  The Company expects capital expenditure purchases in 2010, consisting  primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI.  The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1.6 million.  The refinanced term note required payments of principal and interest in 17 monthly installments of $93,000, beginning March 31, 2008, and ending August 31, 2009.   Borrowings under the refinanced term note bore interest at an annual rate of 5.14%.  The Company paid off the term note in October 2008.

The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million.  The revolving credit note was renewed in July 2009 to extend the term to July 31, 2010.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2010.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.  As of December 31, 2009, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $4.2 million as of December 31, 2009.

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000, with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.  In 2009, the Company made principal payments, in addition to the monthly installments, on the term loan totaling $650,000.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangibles.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2009, the Company was in compliance with these restrictions and covenants.

The merger agreement under which the Company acquired MIV provided for contingent earn-out payments  over three years based on growth in revenue and earnings.  As of December 31, 2009, a contingent earn-out payment of $795,000 was accrued, which was then paid in February 2010.  The Company currently projects that the earn-out for 2010 and 2011 could be $3.0 million and $1.0 million, respectfully to be funded through cash flow from operations.

Debt assumed through the MIV acquisition included $90,000 in capital leases.  The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life.  The equipment is being depreciated over the lease term of 4.25 years ending in 2011.

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2009:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,600	$524	$1,066	$10	$—
Capital leases(1)	65	37	28	—	—
Uncertain tax positions(2)	78	—	—	—	—
Long-term debt(1)	8,376	1,162	7,214	—	—
Total	$10,119	$1,723	$8,386	$10	$—
(1)    Includes interest
(2)     It is uncertain when the tax benefits will be settled.

The Company generally does not make unconditional, non-cancelable purchase commitments.  The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $5.6 million to $44.2 million in 2009 from $38.6 million in 2008.  The increase was primarily due to net income of $8.5 million, non-cash stock compensation expense of $619,000, and change in cumulative translation adjustment of $775,000, offset by dividends paid of $4.3 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of December 31, 2009, the remaining shares that can be purchased are 289,065.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Adoption of New Accounting Pronouncements

In June 2009, FASB issued the Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  In accordance with the Codification, references to accounting literature in this report are presented in plain English.  The Codification did not change GAAP, but reorganizes the literature.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification has not had an impact on the consolidated financial statements.

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  Management continues to assess the impact of this authoritative guidance.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates.  It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date.  It translates its revenue and expenses at the average exchange rate during the period.  The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Foreign currency translation gains or (losses) were $775,000, ($937,000), and $568,000 in 2009, 2008, and 2007, respectively.  Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

The Company’s primary interest rate risk is related to interest expense from the Company’s revolving credit note with a variable interest rate.  However, the revolving credit note had no balance as of December 31, 2009.

The Company has limited interest rate risk related to interest income from the Company’s investments in United States government notes with maturities of 90 days or less at the purchase date for the security.  The Company has classified these as cash equivalents.  The discounted notes bear interest at .041% and .091% annually.  One of the notes matured on February 3, 2010, and payment was received for the full principal amount.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2009.  This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2009	Sept 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept 30, 2008	June 30, 2008	Mar. 31, 2008

Revenue	$13,841	$13,517	$13,594	$16,740	$12,189	$13,469	$11,901	$13,454
Direct expenses	5,548	5,446	6,304	7,276	5,766	6,598	5,320	5,927
Selling, general and administrative	4,042	3,872	3,697	3,979	2,768	3,053	3,348	3,559
Depreciation and amortization	929	901	891	1,110	682	661	676	666
Operating income	3,322	3,298	2,702	4,375	2,973	3,157	2,557	3,302
Other income (expense)	(134)	(166)	(183)	(97)	70	14	(58)	(32)
Provision for income taxes	951	1,138	910	1,627	1,148	1,205	918	1,267
Net income	$2,237	$1,994	$1,609	$2,651	$1,895	$1,966	$1,581	$2,003
Net income per share – basic	$0.34	$0.30	$0.24	$0.40	$0.29	$0.30	$0.24	$0.29
Net income per share – diluted	$0.33	$0.30	$0.24	$0.39	$0.28	$0.29	$0.23	$0.29
Weighted average shares outstanding – basic	6,639	6,637	6,637	6,633	6,642	6,644	6,637	6,818
Weighted average shares outstanding – diluted	6,725	6,735	6,734	6,713	6,782	6,803	6,793	6,970

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Lincoln, Nebraska
March 31, 2010

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,512	$1,109
Trade accounts receivable, less allowance for doubtful accounts of $279 and $241 in 2009 and 2008, respectively	5,214	6,531
Unbilled revenue	1,173	810
Prepaid expenses and other	1,864	1,300
Recoverable income taxes	803	574
Deferred income taxes	98	115
Total current assets	11,664	10,439

Net property and equipment	13,975	13,747
Intangible assets, net	6,883	8,056
Goodwill	39,924	39,276
Other	53	627

Total assets	$72,499	$72,145

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$816	$4,581
Accounts payable	598	863
Accrued wages, bonus and profit sharing	1,926	1,375
Accrued expenses	848	1,344
Deferred revenue	11,907	12,926
Total current liabilities	16,095	21,089

Note payable, net of current portion	6,903	8,374
Deferred income taxes	5,126	4,084
Deferred revenue	204	—
Total liabilities	28,328	33,547

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,018,044 in 2009 and 8,019,922 in 2008, outstanding 6,662,111 in 2009 and 6,667,517 in 2008	8	8
Additional paid-in capital	27,871	27,217
Retained earnings	37,905	33,677
Accumulated other comprehensive income (loss), net of taxes	769	(6)
Treasury stock, at cost; 1,355,933 shares in 2009 and 1,352,405 shares in 2008	(22,382)	(22,298)
Total shareholders’ equity	44,171	38,598

Total liabilities and shareholders’ equity	$72,499	$72,145

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for  per share amounts)

	2009	2008	2007

Revenue	$57,692	$51,013	$48,923

Operating expenses:
Direct expenses	24,574	23,611	21,801
Selling, general and administrative	15,590	12,728	13,174
Depreciation and amortization	3,831	2,685	2,583
Total operating expenses	43,995	39,024	37,558

Operating income	13,697	11,989	11,365

Other income (expense):
Interest income	2	42	139
Interest expense	(405)	(139)	(483)
Other, net	(177)	91	96

Total other expense	(580)	(6)	(248)

Income before income taxes	13,117	11,983	11,117

Provision for income taxes	4,626	4,538	4,278

Net income	$8,491	$7,445	$6,839

Net income per share - basic	$1.28	$1.11	$1.00
Net income per share - diluted	$1.26	$1.09	$0.98

Weighted average shares and shares equivalent outstanding - basic	6,637	6,685	6,850
Weighted average shares and shares equivalent outstanding - diluted	6,723	6,831	7,011

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balances at December 31, 2006	8	21,820	26,488	359	(11,924)	36,751
Purchase of 61,849 shares of treasury stock	—	—	—	—	(241)	(241)
Issuance of 22,829 common shares for the exercise of stock options	—	338	—	—	—	338
Tax benefit from the exercise of options and vested restricted stock	—	111	—	—	—	111
Issuance of 32,115 restricted common shares, net of 9,109 cancelled	—	—	—	—	—	—
Non-cash stock compensation expense	—	1,240	—	—	—	1,240
Dividends declared of $0.48 per common share	—	—	(3,324)	—	—	(3,324)
Comprehensive income
Change in unrealized gain/(loss) on marketable securities, net of tax	—	—	—	4	—	4
Change in cumulative translation adjustment	—	—	—	568	—	568
Net income	—	—	6,839	—	—	6,839
Total comprehensive income						7,411
Balances at December 31, 2007	$8	$23,509	$30,003	$931	$(12,165)	$42,286,
Purchase of 395,558 shares of treasury stock	—	—	—	—	(10,133)	(10,133)
Issuance of 144,614 common shares for the exercise of stock options	—	1,856	—	—	—	1,856
Tax benefit from the exercise of options and vested restricted stock	—	836	—	—	—	836
Cancellation of 7,981 restricted common shares	—	—	—	—	—	—
Non-cash stock compensation expense	—	1,016	—	—	—	1,016
Dividends declared of $0.56 per common share	—	—	(3,771)	—	—	(3,771)
Comprehensive income
Change in cumulative translation adjustment	—	—	—	(937)	—	(937)
Net Income			7,445			7,445
Total comprehensive income	—	—	—	—	—	6,508
Balances at December 31, 2008	$8	$27,217	$33,677	$(6)	$(22,298)	$38,598
Purchase of 3,528 shares of treasury stock	—	—	—	—	(84)	(84)
Issuance of 2,023 common shares for the exercise of stock options	—	18	—	—	—	18
Tax benefit from the exercise of options and vested restricted stock	—	17	—	—	—	17
Cancellation of 3,901 restricted common shares	—	—	—	—	—	—
Non-cash stock compensation expense	—	619	—	—	—	619
Dividends declared of $0.64 per common share	—	—	(4,263)	—	—	(4,263)
Comprehensive income
Change in cumulative translation adjustment	—	—	—	775	—	775
Net income			8,491			8,491
Total comprehensive income	—	—	—	—	—	9,266
Balances at December 31, 2009	$8	$27,871	$37,905	$769	$(22,382)	$44,171

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$8,491	$7,445	$6,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,831	2,686	2,583
Deferred income taxes	1,733	430	117
Loss (gain) on sale of property and equipment	1	—	(3)
Tax benefit from exercise of stock options	—	156	31
Non-cash stock compensation expense	619	1,016	1,093
Change in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,396	637	616
Unbilled revenue	(315)	603	900
Prepaid expenses and other	(516)	(155)	30
Accounts payable	(278)	(408)	(73)
Accrued expenses, wages, bonus and profit sharing	(73)	6	330
Income taxes payable and recoverable	(326)	(249)	563
Deferred revenue	(897)	3,008	1,540
Net cash provided by operating activities	13,666	15,175	14,566

Cash flows from investing activities:
Purchases of property and equipment	(2,909)	(2,812)	(1,956)
Acquisition, net of cash acquired and earn-out on acquisition	(93)	(12,551)	—
Purchases of securities available-for-sale	—	—	(2,990)
Proceeds from the maturities of securities available-for-sale	—	99	4,007
Net cash used in investing activities	(3,002)	(15,264)	(939)

Cash flows from financing activities:
Proceeds from notes payable	4,916	18,564	375
Payments on notes payable	(10,152)	(8,952)	(8,474)
Proceeds from exercise of stock options	18	731	338
Tax benefit on exercise of stock options and vested restricted stock	17	680	80
Purchase of treasury stock	(84)	(9,007)	(241)
Payment of dividends on common stock	(4,263)	(3,771)	(3,324)
Net cash used in financing activities	(9,548)	(1,755)	(11,246)

Effect of exchange rate changes on cash	287	(402)	98

Net increase (decrease) in cash and cash equivalents	1,403	(2,246)	2,479

Cash and cash equivalents at beginning of period	1,109	3,355	876

Cash and cash equivalents at end of period	$2,512	$1,109	$3,355

Supplemental disclosure of cash paid for:
Interest expense	$498	$122	$483
Income taxes	$2,999	$3,502	$3,457

Supplemental disclosures of non-cash investing activities:
In connection with the Company’s Equity Incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price.  The total non-cash stock options exercised was $0, $1.1 million and $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (the “Company”) is a provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada.  The Company provides market research services to hospitals and insurance companies on an unsecured credit basis.  The Company’s ten largest clients accounted for 14%, 24%, and 29% of the Company’s total revenue in 2009, 2008, and 2007, respectively.

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

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include the performance tracking services, subscription-based educational services and subscription-based and annual contracts of Ticker.  The Company provides interim and annual performance tracking to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty.  The Company provides subscription-based educational services to clients generally under annual service contracts over a twelve-month period and publishes healthcare market information for its clients through its Ticker on an annual or monthly basis.  The Company also derives revenue from its custom and other research projects.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenue in the consolidated statements of income.

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

The Company recognizes revenue on Ticker contracts upon delivery to the principal customers.  Revenue under some annual contracts which do not include monthly updates is fully recognized upon delivery, typically in the third quarter of the year.  Starting in May 2008, the Company added subscription-based services, the revenue from which is generally recognized on a monthly basis over a twelve-month period.  Until September 2008, the Company deferred costs of preparing the survey data for Ticker and expensed these at the time the annual contract revenue was recognized.  These costs are primarily incremental external direct costs solely related to fulfilling the Company’s obligations under Ticker contracts.  Beginning in October 2008, these costs are expensed monthly as incurred.  The Company generates additional revenue from incidental customers subsequent to the completion of each monthly edition.  Revenue and costs for these subsequent services are recognized as the services are performed and completed.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives.  Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized.  Costs for training and application maintenance are expensed as incurred.  The Company has capitalized approximately $450,000, $493,000 and $511,000, of internal and external costs incurred for the development of internal use software for the years ended December 31, 2009, 2008 and 2007, respectively, with such costs classified as property and equipment.

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

Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names and goodwill.  Customer relationships are being amortized over periods of five to fifteen years.  One of the trade names is being amortized over a period of ten years.  The other trade name is indefinite lived.  Goodwill represents the difference between the purchase price paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets acquired.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

All of the Company’s goodwill is allocated to five of its six reporting units.  As of December 31, 2009, the Company has goodwill of $39.9 million.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company tests goodwill for impairment using level 3 inputs as defined in the fair value hierarchy.  Refer to Note 1, Fair Value Measurements, for the definition of the levels in the fair value hierarchy.  The inputs used to calculate the fair value included the projected cash flows and a discount rate that the Company estimated would be used by a market participant in valuing these assets.  On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be determined and measured based on the estimated fair value of goodwill as compared to its carrying value.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives.   During the years ended December 31, 2009, 2008 and 2007, the Company recorded income tax benefits relating to these tax credits of $189,000, $0, and $0.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2009 of $541,000, excluding interest of $3,000 and no penalties.  Of this amount $78,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company is not subject to tax examinations for years prior to 2006 in the U.S. and 2005 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2009	2008	2007
	(In thousands)
Amounts charged against income, before income tax benefit	$619	$1,016	$1,093
Amount of related income tax benefit	238	391	421
Total net income impact	$381	$625	$672

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents were $2.5 million consisting of U.S. government notes of $1.6 million and money market funds of $930,000 as of December 31, 2009, and $379,000 of money market funds as of December 31, 2008.

Fair Value Measurements

The Company’s valuation techniques are based on maximizing observable and unobservable inputs and minimizing the use of unobservable inputs when measuring fair value.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities, (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, (3) Level 3 Inputs—unobservable inputs.

As of December 31, 2009, those assets and liabilities that are measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3
	(In thousands)
Money Market Funds	$930	$—	$—
U.S. government notes	—	1,560	—
Total	$930	$1,560	$—

The Company believes that the carrying amounts of its other financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to the short-term maturities of these instruments.  All non-financial assets and liabilities that are not recognized or disclosed at fair value  in the financial statements on a recurring basis, which includes goodwill and non-financial long lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of December 31, 2009, there was no indication of impairment related to our non-financial assets and liabilities.  Refer to Note 1, Goodwill and Intangible Assets, for further description of the inputs used to measure fair value of goodwill as part of our annual impairment test.

Earnings Per Share

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock.  At December 31, 2009, 2008 and 2007, the Company had 247,603, -0- and 48,000 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2009	2008	2007
	(In thousands)
Common stock	6,637	6,685	6,850
Dilutive effect of options	74	131	131
Dilutive effect of restricted stock	12	15	30
Weighted average shares used for dilutive per share information	6,723	6,831	7,011

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholder’s equity.  For the years ended December 31, 2009  and 2008 accumulated other comprehensive income (loss) was $769,000 and ($6,000), respectively,  consisting solely of changes in the cumulative translation adjustment.

Segment Information

The Company has six operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria within the authoritative guidance on disclosure about enterprise segments.  The six operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, best practice improvement services, and a renewable syndicated service; Healthcare Market Guide (Ticker) offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions offers functional disease-specific and health status measurement tools; The Governance Institute (TGI) offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States; and My InnerView (MIV) provides quality and performance improvement solutions to the senior care profession.

Adoption of New Accounting Pronouncements

In June 2009, FASB issued the Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  In accordance with the Codification, references to accounting literature in this report are presented in plain English.  The Codification did not change GAAP, but reorganizes the literature.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification has not had an impact on the consolidated financial statements.

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  As of December 31, 2009, management believes that adoption of this new guidance will not have a material effect on the consolidated financial statements.

(2)	Acquisitions

On December 19, 2008, the Company acquired My InnerView, Inc. (“MIV”), a leading provider of quality and performance improvement solutions to the senior care profession.  MIV offers resident, family and employee satisfaction measurement and improvement products to the long term-care, assisted and independent living markets in the United States.  MIV works with over 8,000 senior care providers throughout the United States, housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation.  The acquisition was completed in order to pursue the Company’s strategy of expanding additional service offerings to the healthcare industry in the United States and Canada.  This acquisition gives the Company a foundation upon which to expand in the senior care profession.  The consideration paid at closing for MIV included a payment of $11.5 million in cash and $440,000 of direct expenses capitalized as purchase price.  The merger agreement under which the Company acquired MIV provided for contingent earn-out payments over three years based on revenue and operating income increases.

In connection with the acquisition the Company recorded the following amounts as its preliminary purchase price allocation, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
(In thousands)
Current Assets	$1,290
Property and equipment	846
Customer relationships	3,003
Goodwill	8,833
Other Long Term Assets	581
Total acquired assets	14,553
Less total liabilities	2,613
Net assets acquired	$11,940

The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $8.8 million of goodwill.  The customer relationships acquired intangible asset is being amortized over a useful life of 10 years.  The amortization of customer relationships and goodwill is non-deductible for tax purposes.

During the year ended December 31, 2009, the Company adjusted the initial purchase price allocation resulting in a net increase to goodwill of $240,000, which was due to additional contingent consideration earned of $795,000, deferred tax adjustments of $630,000, and allowance for doubtful accounts of $75,000.

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

	2008	2007
	(In thousands, except per share amounts) (Unaudited)
Revenue	$58,008	$54,904
Net income	$7,457	$6,586
Earnings per share - basic	$1.12	$0.96
Earnings per share - diluted	$1.09	$0.94

(3)	Property and Equipment

At December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008
	(In thousands)
Furniture and equipment	$2,639	$2,536
Computer equipment and software	16,911	14,467
Building	9,130	9,108
Land	425	425
	29,105	26,536
Less accumulated depreciation and amortization	15,130	12,789
Net property and equipment	$13,975	$13,747

(4)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Goodwill	$39,924	$39,276
Non-amortizing other intangible assets:
Trade name	1,191	1,191
Amortizing other intangible assets:
Customer related intangibles	8,174	8,150
Trade name	1,572	1,572
Total other intangible assets,	10,937	10,913
Less accumulated amortization	4,054	2,857
Other intangible assets, net	$6,883	$8,056

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2009, 2008, and 2007:

(In thousands)
Balance as of December 31, 2006	$30,014
Smaller World additional payment for contingent consideration	652
Foreign currency translation	385
Balance as of December 31, 2007	$31,051
MIV acquisition	8,833
Foreign currency translation	(608)
Balance as of December 31, 2008	$39,276
Foreign currency translation	408
MIV deferred tax adjustments	(630)
MIV allowance for doubtful accounts	75
MIV contingent consideration earned	795
Balance as of December 31, 2009	$39,924

The merger agreement under which the Company acquired MIV provided for contingent earn-out payments over three years based on growth in revenue and earnings.  As of December 31, 2009, a contingent earn-out payment of $795,000 was accrued, which was then paid in February 2010.

During 2007, an additional payment was made to Smaller World Communications for contingent consideration in accordance with the purchase agreement.  The purchase agreement included two scheduled payments of additional purchase price in 2006 and 2008 of $536,000 and $714,000 respectively, as a result of meeting certain revenue goals.

On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,000.  The recording of this purchase increased customer related intangibles by $260,000 and deferred revenues by $11,000.

Aggregate amortization expense for customer related intangibles and trade names for the year ended December 31, 2009, was $1.2 million.  Estimated amortization expense for the next five years is: 2010—$1.2 million; 2011—$1.1 million; 2012—$836,000; 2013—$572,000; 2014—$543,000; thereafter $1.5 million.

(5)           Income Taxes

For the years ended December 31, 2009, 2008, and 2007, income before income taxes consists of the following:

	2009	2008	2007

U.S. Operations	$11,497	$10,406	$9,664
Foreign Operations	1,620	1,577	1,453
	$13,117	$11,983	$11,117

Income tax expense consisted of the following components:

	Current	Deferred	Total
2009:
Federal	$2,433	$1,109	$3,542
Foreign	532	3	535
State	(21)	570	549
Total	$2,944	$1,682	$4,626
2008:
Federal	$2,963	$350	$3,313
Foreign	549	(5)	544
State	596	85	681
Total	$4,108	$430	$4,538
2007:
Federal	$2,971	$65	$3,036
Foreign	588	(21)	567
State	603	72	675
Total	$4,162	$116	$4,278

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 34% on pretax income was as follows:

	2009	2008	2007

Expected federal income taxes	$4,460	$4,074	$3,780
Foreign tax rate differential	(16)	(8)	31
State income taxes, net of federal benefit and state tax credits	362	449	446
Federal tax credits	(183)	(51)	(51)
Uncertain tax positions	27	—	—
Valuation allowance	18	—	—
Other	(42)	74	73
Total	$4,626	$4,538	$4,278

Deferred tax assets and liabilities at December 31, 2009 and 2008, were comprised of the following:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$105	$93
Accrued expenses	248	231
Share based compensation	1,034	892
Other	—	83
Gross deferred tax assets	1,387	1,299
Less Valuation Allowance	(47)	—
Deferred tax assets	1,340	1,299

Deferred tax liabilities:
Prepaid expenses	188	243
Property and equipment	1,602	1,263
Intangible assets	4,282	3,762
Other	296	—
Deferred tax liabilities	6,368	5,268
Net deferred tax liabilities	$(5,028)	$(3,969)

In assessing the realizablility of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded.  The net impact on income tax expense related to changes in the valuation allowance for 2009 and 2008 were $18,000 and $0, respectively.  The current year change relates to increases to the valuation allowance for capital loss carryforwards.

The Company has capital loss carryforwards of $123,000 which will begin to expire in 2010.  A total of $76,000 of the capital loss carryforwards relate to the pre-acquisition periods of acquired companies.  The Company has provided a $47,000 valuation allowance against the tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $4.1 million are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes have been provided for such undistributed earnings.  It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

Effective January 1, 2007, the Company adopted guidance regarding accounting for uncertainty in income taxes.  This accounting standards adoption had no impact on the Company.  The unrecognized tax benefit at December 31, 2009 was $541,000, excluding interest of $3,000 and no penalties.  Of this amount $78,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will not decrease within the next 12 months.

The change in the unrecognized tax benefits for 2009 is as follows.  There was no change in unrecognized tax benefits during 2008.

(In thousands)
Balance of unrecognized tax benefits at December 31, 2008	$—
Increases for tax positions established during prior years	509
Increases for tax positions established for the current period	32
Balance of unrecognized tax benefits at December 31, 2009	$541

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return.  The 2006 to 2009 U.S. federal and state returns remain open to examination.  The 2005 to 2009 Canada federal and provincial income tax returns remain open to examination.

(6)	Notes Payable

Notes payable consisted of the following:

	2009	2008
	(In thousands)
Note payable to US Bank, interest 5.2% fixed rate, 35 scheduled principal and interest payments of $97,000, final balloon payment of interest and principal due December 31, 2011, secured by land, building, accounts receivable and intangible assets.	7,659	9,000
Revolving credit note with US Bank, subject to borrowing base of 75% of eligible accounts receivable, matures July 31, 2010, maximum available $6.5 million	—	3,850
Capital leases	60	90
Other debt	—	15
Total notes payable	7,719	12,955
Less current portion	816	4,581
Note payable, net of current portion	$6,903	$8,374

On May 26, 2006, the Company entered into a credit facility pursuant to which it borrowed $9.0 million under a term note and $3.5 million under a revolving credit note in order to partially finance the acquisition of TGI.  The term note was refinanced on February 25, 2008, for the remaining balance of the term note of $1.6 million.  The refinanced term note required payments of principal and interest in 17 monthly installments of $93,000 beginning March 31, 2008, and ending August 31, 2009.   Borrowings under the refinanced term note bore interest at an annual rate of 5.14%.  The Company made additional payments and paid off the term note in October 2008.

The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the revolving credit note dated March 26, 2008, changed the revolving credit note amount to $6.5 million.  The revolving credit note was renewed in July 2009 to extend the term to July 31, 2010.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on July 31, 2010.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50%, or (2) one-, two-, three-, six- or twelve-month LIBOR.  As of December 31, 2009, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $4.2 million as of December 31, 2009.

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000, with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.  In 2009, the Company made principal payments, in addition to the monthly installments, on the term loan totaling $650,000.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2009, the Company was in compliance with these restrictions and covenants.

Debt acquired through the MIV acquisition included $90,000 in capital leases.   The capital leases are for production and mailing equipment meeting capitalization requirements where the lease term exceeds more than 75% of the estimated useful life.  The equipment is being depreciated over the lease term of 4.25 years ending in 2011.

The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2009, are:

	Total Payments	2010	2011	2012	2013	2014
(In thousands)
Notes payable	$7,659	$783	$6,876	$—	$—	$—

(7)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity–classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”).  The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At December 31, 2009, there were 78,417 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.  The Company has accounted for grants of 521,583 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Director Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  The grants of options to directors on the date of the 2009 annual meeting of shareholders was also made subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  Given the ownership by the CEO and grantor retained annuity trusts that he established in February 2010, approval will be perfunctory.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At December 31, 2009, pending shareholder approval of the increased number of shares at the 2010 annual meeting of shareholders, there will be 277,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).  The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant, and option terms are generally five to ten years.  Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant.   At December 31, 2009, there were 427,057 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.  The Company has accounted for grants of 172,943 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 102,739, 118,475 and 131,382 shares of the Company’s common stock during the years ended December 31, 2009, 2008 and 2007, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2009	2008	2007

Expected dividend yield at date of grant	1.93-2.35%	1.87-2.11%	1.76-1.92%
Expected stock price volatility	24.2 to 30.2%	21.1-24.2%	22.7-29.9%
Risk-free interest rate	1.55% to2.15%	3.18%	4.54-4.59%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00	4.00 to 6.00

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	492,431	$20.77	—	—
Granted	102,739	$27.91	—	—
Exercised	(2,023)	$8.69	—	—
Canceled/expired	(15,325)	$21.73	—	—
Outstanding at end of period	577,822	$22.06	6.74	$1,221
Exercisable at end of period	265,959	$20.26	5.78	$855

The weighted average grant date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007, was $5.72, $5.67 and $6.39, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007, was $28,000, $2.3 million and $239,000, respectively.  As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock option awards was approximately $810,000, which was expected to be recognized over a weighted average period of 2.64 years.

Cash received from stock options exercised for the years ended December 31, 2009, 2008 and 2007, was $18,000, $1.9 million, and $338,000, respectively.  The actual tax benefit realized for the tax deduction from stock options exercised was $11,000, $743,000 and $92,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, the Company granted -0-, -0- and 32,115 non-vested shares of common stock under the 2001 Equity Incentive Plan.  As of December 31, 2009, the Company had 21,956 non-vested shares of common stock outstanding under the Plan.  These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested.  The fair value of the awards is calculated as the fair market value of the shares on the date of grant.   The Company recognized $178,000, $220,000 and $437,000 of non-cash compensation for the years ended December 31, 2009, 2008 and 2007, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the year ended December 31, 2009:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	36,502	$21.62
Granted	—	—
Vested	(10,645)	$23.49
Forfeited	(3,901)	$16.15
Outstanding at end of period	21,956	$21.68

As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock awards was approximately $105,000 and is expected to be recognized over a weighted average period of 1.73 years.

(8)	Leases

The Company leases printing equipment and services in the United States, and office space in Canada, Wisconsin and California.  The Company has recorded rent expense of $626,000, $607,000 and $475,000 in 2009, 2008 and 2007, respectively.  Minimum lease payments under non-cancelable operating leases and capital leases are:

Minimum lease payments	Total Payments	2010	2011	2012	2013	2014
(In thousands)
Operating leases	$1,600	$524	$459	$432	$175	$10
Capital leases	65	37	28	—	—	—
Total	$1,665	$561	$487	$432	$175	$10

The capital leases are for production and mailing equipment.  Total minimum lease payments remaining are $65,000, with $5,000 representing interest as of December 31, 2009.  The present value of the future minimum lease payments are $60,000 less current maturities of $33,000.  Long-term obligations under capital leases total $27,000 as of December 31, 2009.

(9)	Related Party

A Board member of the Company also serves as a director of the Picker Institute.  The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects.  The advance was fully used by December 31, 2008.  $171,000 and $175,000 was expensed on research work during 2008 and 2007, respectively.

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $113,000, $79,000 and $65,000 in 2009, 2008 and 2007 respectively.

(10)	Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement.  Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate.  Employer contributions, which are discretionary, vest to participants at a rate of 20% per year.  The Company contributed $151,000, $151,000 and $127,000 in 2009, 2008 and 2007, respectively, as a matching percentage of associate 401(k) contributions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference.  Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.  The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2009 Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at December 31, 2009,” “2009 Director Compensation” and “Compensation Committee Report” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2009.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	554,822	$21.80	505,474	(2)

Equity compensation plans not approved by security holders	23,000	27.23	277,000	(3)

Total	577,822	$22.06	782,474

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)
As of December 31, 2009, the Company had authority to award up to 161,854 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 78,417 as of December 31, 2009.  Under the  2006 Equity Incentive Plan, the Company had authority to award up to 167,885 additional shares of restricted Common Stock to participants under the 2006 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 427,057 as of December 31, 2009.

(3)
As of December 31, 2009, the Company had authority to award up to 277,000 additional shares of Common Stock to participants under the 2004 Directors Plan, subject to approval by the Company’s shareholders at the 2010 annual meeting of shareholders of the amendment to the plan adopted, on May 7, 2009 by the Board of Directors to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares.  The Board of Directors conditioned the amendment, on the approval  of the Company’s shareholders at the 2010 annual meeting of shareholders.  The grants of options to directors on the date of the 2009 annual meeting of shareholders were also made subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Corporate Governance—” in the Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is included under the caption “Miscellaneous—Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.		Exhibits, Financial Statement Schedules

(a)	1.
Consolidated financial statements - The consolidated financial statements listed in the accompanying index to the consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

	2.
Financial statement schedule - The financial statement schedule listed in the accompanying index to the consolidated financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

	3.	Exhibits - The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	MIV Acquisition	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year
(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2007	$44	$—	$29	$3	$70
Year Ended December 31, 2008	$70	$69	$168	$66	$241
Year Ended December 31, 2009	$241	$75	$138	$175	$279

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2010.

NATIONAL RESEARCH CORPORATION

By	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	President, Chief Executive Officer and Director	March 31, 2010
Michael D. Hays	(Principal Executive Officer)

/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief	March 31, 2010
Patrick E. Beans	Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ JoAnn M. Martin	Director	March 31, 2010
JoAnn M. Martin

/s/ John N. Nunnelly	Director	March 31, 2010
John N. Nunnelly

/s/ Paul C. Schorr III	Director	March 31, 2010
Paul C. Schorr III

/s/ Gail L. Warden	Director	March 31, 2010
Gail L. Warden

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)
Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)
By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 8, 2009 (File No. 0-29466)]

(4.1)
Installment or Single Payment Note, dated as of December 19, 2008, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated December 19, 2008 (File No. 0-294660)]

(10.1)*
National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*
National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2006 (File No. 0-29466)]

(10.3)*
National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

(10.4)*
National Research Corporation 2004 Director Stock Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 4, 2005 (File No. 0-29466)]

(10.5)+
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

(99.1)
Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2009  [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

*	A management contract or compensatory plan or arrangement.
+
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  The redacted material was filed separately with the Securities and Exchange Commission.