Form 10-Q
period 2010-03-31
NATIONAL RESEARCH CORP
filed 2010-05-12
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Common Stock, $.001 par value, outstanding as of May 3, 2010: 6,659,600 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2010

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The possibility of non-renewal of the Company’s performance tracking contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The effects of the economic downturn:

•	The possibility of consolidation in the healthcare industry;

•	The Company’s ability to retain its limited number of key clients;

•	The Company’s ability to manage its growth, including identifying acquisition candidates and effectively integrating acquired companies;

•	The Company’s ability to collect the data on which its business relies;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Errors in, or dissatisfaction with, performance tracking and other surveys provided by the Company;

•	Regulatory developments; and

•
The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,261	$2,512
Trade accounts receivable, less allowance for doubtful accounts of $283 and $279 in 2010 and 2009, respectively	8,113	5,214
Unbilled revenue	1,131	1,173
Prepaid expenses and other	1,668	1,864
Recoverable income taxes	—	803
Deferred income taxes	53	98
Total current assets	17,226	11,664

Property and equipment, net	13,503	13,975
Intangible assets, net	6,595	6,883
Goodwill	40,010	39,924
Other	50	53

Total assets	$77,384	$72,499

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$808	$816
Accounts payable	794	598
Accrued wages, bonus and profit sharing	1,640	1,926
Accrued expenses	1,653	848
Income taxes payable	374	—
Deferred revenue	14,139	11,907
Total current liabilities	19,408	16,095

Note payable, net of current portion	6,357	6,903
Deferred income taxes	5,299	5,126
Deferred revenue	198	204
Other long term liabilities	18	—
Total liabilities	31,280	28,328

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,027,282 in 2010 and 8,018,044 in 2009, outstanding 6,657,600 in 2010 and 6,662,111 in 2009	8	8
Additional paid-in capital	28,057	27,871
Retained earnings	39,768	37,905
Accumulated other comprehensive income	953	769
Treasury stock, at cost; 1,369,682 shares in 2010 and 1,355,933 shares in 2009	(22,682)	(22,382)
Total shareholders’ equity	46,104	44,171

Total liabilities and shareholders’ equity	$77,384	$72,499

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended March 31,
	2010	2009

Revenue	$17,370	$16,740

Operating expenses:
Direct expenses	6,456	7,276
Selling, general and administrative	4,469	3,980
Depreciation and amortization	1,098	1,110
Total operating expenses	12,023	12,366

Operating income	5,347	4,374

Other income (expense):
Interest income	1	1
Interest expense	(98)	(138)
Other, net	(43)	40

Total other income (expense)	(140)	(97)

Income before income taxes	5,207	4,277

Provision for income taxes	2,079	1,627

Net income	$3,128	$2,650

Net income per share – basic	$.47	$.40
Net income per share – diluted	$.47	$.39

Weighted average shares and share equivalents outstanding – basic	6,640	6,633

Weighted average shares and share equivalents outstanding – diluted	6,711	6,713

 NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,128	$2,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098	1,110
Deferred income taxes	219	515
Non-cash share-based compensation expense	186	168
Net changes in assets and liabilities:
Trade accounts receivable	(2,872)	(3,153)
Unbilled revenue	59	(195)
Prepaid expenses and other	144	(13)
Accounts payable	195	319
Accrued expenses, wages, bonuses and profit sharing	713	391
Income taxes recoverable and payable	1,174	874
Deferred revenue	2,207	730
Net cash provided by operating activities	6,251	3,396

Cash flows from investing activities:
Purchases of property and equipment	(339)	(776)
Payment of acquisition earn-out obligation	(172)	—
Net cash used in investing activities	(511)	(776)

Cash flows from financing activities:
Proceeds from notes payable	—	1,676
Payments on notes payable	(493)	(3,622)
Payments on other long term liabilities	(8)
Purchases of treasury stock	(236)	—
Common stock withheld from vested restricted shares for payroll tax withholdings	(64)	(67)
Excess tax benefit from share-based compensation	—	2
Payment of dividends on common stock	(1,265)	(1,066)
Net cash used in financing activities	(2,066)	(3,077)

Effect of exchange rate changes on cash	75	(32)

Increase (decrease) in cash and cash equivalents	3,749	(489)

Cash and cash equivalents at beginning of period	2,512	1,109

Cash and cash equivalents at end of period	$6,261	$620

Supplemental disclosure of cash paid for:
Interest expense	$99	$136
Income taxes	$688	$191

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The Company has six operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The six operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service; Ticker offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions offers functional disease-specific and health status measurement tools; The Governance Institute offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States; and My InnerView (“MIV”) provides quality and performance improvement solutions to the senior care industry.

The consolidated balance sheet of the Company at December 31, 2009, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated.  Because there are no minority interests in the consolidated subsidiary, all of the Company’s net income, comprehensive income and shareholders’ equity are attributable to controlling interests.

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency.  The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and income statement items at the average rate prevailing during the period.  The Company records the resulting translation adjustment in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense), net in the consolidated statements of income.

Fair Value Measurements

The Company’s valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities, (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for similar or identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, (3) Level 3 Inputs—unobservable inputs.

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Money Market Funds	$221	$—	$—

During the three-month period ended March 31, 2010, the Company did not have transfers between the Level measurements, but did have U.S. government notes classified as Level 2 inputs that matured during the period for $1.6 million.

The Company believes that the carrying amounts of accounts receivable, accounts payable, accrued expenses and long term debt, approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2010, there was no indication of impairment related to our non-financial assets.

2.	COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended March 31,
	(In thousands)
	2010	2009

Net income	$3,128	$2,650
Other comprehensive income (loss):

Foreign currency translation	184	(91)

Total other comprehensive income (loss)	184	(91)

Comprehensive income	$3,312	$2,559

3.	INCOME TAXES

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

There was no change in the three-month period ended March 31, 2010, to the capital loss carryforwards net of valuation allowances.

The Company recognizes the effect of income tax positions only if these positions are more than likely than not of being sustained.  Additionally, for tax positions meeting this more likely than not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50% probability of being realized upon ultimate settlement.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The change in the unrecognized tax benefits for 2010 is as follows:
(In thousands)
Balance of unrecognized tax benefits at December 31, 2009	$541
Increases for tax positions established for the current period	5
Balance of unrecognized tax benefits at March 31, 2010	$546

The Company’s effective tax rate increased to 39.9% in the three-month period ended March 31, 2010, from 38.0% in the same period in 2009.  The effective tax rate increased based on projected taxable income moving the Company’s federal tax rate from 34% to 35%.  This increased rate adjusted deferred tax balances by $152,000 with the offset to income tax expense.

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

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2010, the Company was in compliance with these restrictions and covenants.

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

The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR.  As of March 31, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.7 million as of March 31, 2010.

5.	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”).  The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At March 31, 2010, there were 3,770 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.

The National Research Corporation 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 250,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  The grants of options to directors on the date of the 2009 annual meeting of shareholders were also made subject to approval of the Company’s shareholders at the 2010 annual meeting of shareholders.  Given the ownership by the CEO and grantor retained annuity trusts that he established in February 2010, approval will be perfunctory.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At March 31, 2010, pending shareholder approval of the increased number of shares at the 2010 annual meeting of shareholders, there will be 277,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).  The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant, and option terms are generally five to ten years.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At March 31, 2010, there were 417,819 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.

The Company granted options to purchase 74,647 and 54,739 shares of the Company’s common stock during the three-month periods ended March 31, 2010 and 2009, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009

Expected dividend yield at date of grant	3.09%	1.93%
Expected stock price volatility	27.00%	24.20%
Risk-free interest rate	2.56%	1.55%
Expected life of options (in years)	6.00	6.00

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected volatility was based on historical monthly price changes of the Company’s stock based on the expected life of the options at the date of grant.  The expected life of options is the average number of years the Company estimates that options will be outstanding prior to exercise.  The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

As of March, 31, 2010 there were 22,636 non-vested shares of restricted common stock outstanding under the 2006 Equity Incentive plan.  Granted during the three-month periods ended March 31, 2010, and 2009, were 9,238 and -0- shares of restricted common stock under the 2006 Equity Incentive Plan, respectively.  These shares vest over one to five years following the date of grant, and holders thereof are entitled to receive dividends from the date of grant, whether vested or not vested.  The fair value of the awards is calculated as the fair market value of the shares on the date of grant.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2010.

(In thousands)
Balance as of December 31, 2009	$39,924
Foreign currency translation	86
Balance as of March 31, 2010	$40,010

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Non-amortizing other intangible assets:
Trade name	1,191	1,191
Amortizing other intangible assets:
Customer related intangibles	8,183	8,174
Trade name	1,572	1,572
Total other intangible assets	10,946	10,937
Less accumulated amortization	4,351	4,054
Other intangible assets, net	$6,595	$6,883

7.	PROPERTY AND EQUIPMENT

	March 31, 2010	December 31, 2009
	(In thousands)
Property and equipment	$25,218	$29,105
Accumulated depreciation	(11,715)	(15,130)
Property and equipment, net	$13,503	$13,975

8.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of March 31, 2010 and 2009, the Company excluded 432,320 and 214,423 options, and 8,827 and -0- shares of restricted stock, respectively, from the diluted net income per share computation because their exercise  or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock

	Three months ended March 31,
	(In thousands)
	2010	2009

Weighted average shares and share equivalents - basic	6,640	6,633

Weighted average dilutive effect of options	62	70

Weighted average dilutive effect of restricted stock	9	10

Weighted average shares and share equivalents - diluted	6,711	6,713

9.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended fair value guidance to require companies to make new disclosures about recurring and or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 measurements.  This guidance was effective for annual or interim reporting periods beginning after December 15, 2009.  The adoption of this pronouncement has not had an effect on the consolidated financial statements, as it pertains only to disclosure requirements.  In addition, as part of this guidance and effective for annual or interim reporting periods beginning after December 15, 2010,  disclosure of purchases, sales, issuances, and settlement of assets must be on a gross basis for Level 3 measurements, where currently it is on a net basis.  Also, the level of disaggregation will be increased by “class” instead of “major category.”  Management believes this will not affect the consolidated financial statements as it pertains to only disclosure requirements.

In February 2010, the FASB changed guidance on “Subsequent Events.”  Previous guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The February 2010 update eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated, along with the requirement to disclose whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The adoption of this pronouncement has not had an effect on the consolidated financial statements, as it pertains only to disclosure requirements.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  As of March 31, 2010, the Company is assessing the potential impact on its financial position and results of operations

11.	RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $37,000 and $40,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada.  Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews.  The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies.  The Company addresses the growing need of healthcare providers, payers, nursing homes, and assisted living facilities to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues.  The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability.  The Company believes that a driver of its future growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement, and educational services as a result of more public reporting programs.  The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service.

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

	Three months ended
	March 31,
	2010	2009

Revenue:	100.0%	100.0%

Operating expenses:
Direct expenses	37.2	43.5
Selling, general and administrative	25.7	23.8
Depreciation and amortization	6.3	6.6
Total operating expenses	69.2	73.9

Operating income	30.8%	26.1%

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenue.  Revenue for three-month period ended March 31, 2010, increased 3.8% to $17.4 million,  compared to $16.7 million in the three-month period ended March 31, 2009.  The increase was due to the addition of new clients and expanded sales from existing clients in several of the operating segments.  Revenue for the Payer Solutions operating segment is highest during the three-month period ended March 31 than during the rest of the year, because a portion of the services provided are related to the timing of new enrollees in health plans, which is always highest during the first quarter of a calendar year.

Direct expenses.  Direct expenses decreased 11.3% to $6.5 million in the three-month period ended March 31, 2010, compared to $7.3 million in the same period during 2009.  Direct expenses decreased as a percentage of revenue to 37.2% in the three-month period ended March 31, 2010, from 43.5% during the same period of 2009, due to the growth in subscription-based products with lower variable costs and increased use of more cost efficient survey methodology.  Direct expenses projected as a percentage of revenue for the remainder of 2010 are expected to be lower than the prior year, but up one or two percentage points compared to the first quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 12.3% to $4.5 million for the three-month period ended March 31, 2010, compared to $4.0 million for the same period in 2009.  The increase was primarily due to expansion of the sales force in several of the operating segments.  Selling, general, and administrative expenses increased as a percentage of revenue to 25.7% for the three-month period ended March 31, 2010, from 23.8% for the same period in 2009, mainly due to an expansion of the sales force in the latter portion of 2009 and beginning of 2010.   Due to the continuing sales force expansion, these higher percentages are expected to continue through the rest of 2010.

Depreciation and amortization.  Depreciation and amortization expenses remained constant at $1.1 million for the three-month periods ended March 31, 2010 and 2009.  Depreciation and amortization expenses as a percentage of revenue decreased to 6.3% for the three-month period ended March 31, 2010, from 6.6% in the same period of 2009, due to the increased revenue.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2010.

Provision for income taxes. The provision for income taxes totaled $2.1 million (39.9% effective tax rate) for the three-month period ended March 31, 2010, compared to $1.6 million (38.0% effective tax rate) for the same period in 2009.  The effective tax rate increased based on projected taxable income, moving the Company’s federal tax rate from 34% to 35%.  This increased rate adjusted deferred tax balances by $152,000 with the offset to income tax expense.  The effective tax rate for the remainder of 2010 is estimated at 37.5%.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act. and Health Care and Education Reconciliation Act of 2010.  The new legislation makes extensive changes to the current system of health care insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that could potentially impact our business.  At this time, it is difficult to estimate this impact to the Company: however, it is expected that the Company’s health care costs could increase in 2011 as a result of this legislation.  The Company will continue to assess what effect this legislation will have on future revenues as it better understands the impact on its clients.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $2.2 million as of March 31, 2010, compared to a working capital deficiency of $4.4 million on December 31, 2009.  The decrease in the working capital deficiency was primarily due to a $3.7 million increase in cash and cash equivalents and accounts receivable of $2.9 million, offset by decreases in deferred revenue and recoverable income taxes of $2.2 million and $1.2 million, respectively.  The working capital deficiency balance was primarily due to a deferred revenue balance of $14.1 million as of March 31, 2010, and $11.9 million as of December 31, 2009.

The deferred revenue balance is mainly due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for performance tracking services and custom research projects before they have been completed.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Capital Expenditures

Capital expenditures for the three-month period ended March 31, 2010 were $339,000.  The Company expects that the additional capital expenditures during 2010 will be primarily for computer hardware and software, production equipment, and furniture, and will be funded by cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000 with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2010, the Company was in compliance with these restrictions and covenants.

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

The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable rate equal to (1) prime (as defined in the credit facility) less 0.50% or (2) one-, two-, three-, six- or twelve-month LIBOR.  As of March 31, 2010, the revolving credit note did not have a balance.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.  As of March 31, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.7 million as of March 31, 2010.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2009 earn-out payment, paid in February 2010, was $172,000 net of closing valuation adjustments.  The Company currently estimates that the earn outs for 2010 and 2011 could be $2.0 million for each year, and expects to fund these through cash flow from operations.

Shareholders’ equity increased $1.9 million to $46.1 million as of March 31, 2010, from $44.2 million as of December 31, 2009.  The increase was primarily due to net income, partly offset by dividends paid of $1.3 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of March 31, 2010, the remaining number of shares that could be purchased under this authorization was 275,316.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2009.

ITEM4.	Controls and Procedures

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

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No material change to such risk factors has occurred during the three months ended March 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of May 3, 2010, 474,684 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2010	0	$0.00	0	289,065
February 1 – February 28, 2010	2,876	$22.41	2,876	286,189
March 1 – March 31, 2010	10,873	$21.71	10,873	275,316

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 12, 2010	By:	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2010

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.