Form 10-Q
period 2010-06-30
NATIONAL RESEARCH CORP
filed 2010-08-13
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $.001 par value, outstanding as of August 6, 2010: 6,653,001 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2010

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 6.	Exhibits	19

	Signatures		20

	Exhibit Index		21

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The possibility of non-renewal of the Company’s performance tracking contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The effects of the economic downturn;

•	The possibility of consolidation in the healthcare industry;

•	The impact of federal healthcare reform legislation or other regulatory changes;

•	The Company’s ability to retain its limited number of key clients;

•	The Company’s ability to manage its growth, including identifying acquisition candidates and effectively integrating acquired companies;

•	The Company’s ability to collect the data on which its business relies;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Errors in, or dissatisfaction with, performance tracking and other surveys provided by the Company;

•	Regulatory developments; and

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$7,236	$2,512
Trade accounts receivable, less allowance for doubtful accounts of $310 and $279 in 2010 and 2009, respectively	7,902	5,214
Unbilled revenue	1,248	1,173
Prepaid expenses and other	1,451	1,864
Recoverable income taxes	1,325	803
Deferred income taxes	201	98
Total current assets	19,363	11,664

Property and equipment, net	13,031	13,975
Intangible assets, net	6,307	6,883
Goodwill	39,927	39,924
Other	196	53

Total assets	$78,824	$72,499

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of note payable	$819	$816
Accounts payable	564	598
Accrued wages, bonus and profit sharing	2,281	1,926
Accrued expenses	1,166	848
Deferred revenue	15,909	11,907
Total current liabilities	20,739	16,095

Note payable, net of current portion	6,149	6,903
Deferred income taxes	5,306	5,126
Deferred revenue	253	204
Other long term liabilities	9	--
Total liabilities	32,456	28,328

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,029,282 in 2010 and 8,018,044 in 2009, outstanding 6,653,001 in 2010 and 6,662,111 in 2009	8	8
Additional paid-in capital	28,274	27,871
Retained earnings	40,165	37,905
Accumulated other comprehensive income	766	769
Treasury stock, at cost; 1,376,281 shares in 2010 and 1,355,933 shares in 2009	(22,845)	(22,382)
Total shareholders’ equity	46,368	44,171

Total liabilities and shareholders’ equity	$78,824	$72,499

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	$14,139	$13,594	$31,509	$30,334

Operating expenses:
Direct expenses	5,877	6,114	12,333	13,242
Selling, general and administrative	4,545	3,887	9,014	8,016
Depreciation and amortization	1,059	891	2,157	2,001
Total operating expenses	11,481	10,892	23,504	23,259

Operating income	2,658	2,702	8,005	7,075

Other income (expense):
Interest income	2	-	3	1
Interest expense	(93)	(85)	(191)	(223)
Other, net	49	(98)	6	(57)

Total other income (expense)	(42)	(183)	(182)	(279)

Income before income taxes	2,616	2,519	7,823	6,796

Provision for income taxes	956	910	3,034	2,537

Net income	$1,660	$1,609	$4,789	$4,259

Net income per share – basic	$.25	$.24	$.72	$.64
Net income per share – diluted	$.25	$.24	$.71	$.63

Weighted average shares and share equivalents outstanding – basic	6,634	6,637	6,637	6,635

Weighted average shares and share equivalents outstanding – diluted	6,732	6,734	6,724	6,720

See accompanying condensed notes to consolidated financial statements.

 NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,789	$4,259
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,157	2,001
Deferred income taxes	73	539
Loss (gain) on disposal of property and equipment	1	--
Non-cash share-based compensation expense	368	384
Tax benefit from exercise of stock options	4	--
Net changes in assets and liabilities:
Trade accounts receivable	(2,686)	(855)
Unbilled revenue	(74)	(310)
Prepaid expenses and other	221	123
Accounts payable	(57)	187
Accrued expenses, wages, bonuses and profit sharing	830	233
Income taxes recoverable and payable	(522)	(115)
Deferred revenue	4,050	1,198
Net cash provided by operating activities	9,154	7,644

Cash flows from investing activities:
Purchases of property and equipment	(588)	(2,083)
Payment of acquisition earn-out obligation	(172)	--
Net cash used in investing activities	(760)	(2,083)

Cash flows from financing activities:
Proceeds from notes payable	--	3,741
Payments on notes payable	(690)	(7,887)
Payments on other long term liabilities	(17)	--
Purchases of treasury stock	(399)	--
Proceeds from exercise of stock options	31	--
Common stock withheld from vested restricted shares for payroll tax withholdings	(64)	(73)
Excess tax benefit from share-based compensation	5	4
Payment of dividends on common stock	(2,529)	(2,131)
Net cash used in financing activities	(3,663)	(6,346)

Effect of exchange rate changes on cash	(7)	80

Increase (decrease) in cash and cash equivalents	4,724	(705)

Cash and cash equivalents at beginning of period	2,512	1,109

Cash and cash equivalents at end of period	$7,236	$404

Supplemental disclosure of cash paid for:
Interest expense	$191	$258
Income taxes	$4,158	$2,053

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The Company has six operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The six operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services, and a renewable syndicated service; Ticker, which offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute, which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership, and management performance in the United States; and My InnerView (“MIV”), which provides quality and performance improvement solutions to the senior care industry.

The condensed consolidated balance sheet of the Company at December 31, 2009, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.  Certain 2009 financial amounts have been reclassified to conform to 2010 presentation.

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

Fair Value Measurements

The Company’s valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities; (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for similar or identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; (3) Level 3 Inputs—unobservable inputs.

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Money Market Funds	$237	$--	$--

During the three-month period ended June 30, 2010, the Company did not have transfers between the Level measurements.

The Company's long-term debt of $7.0 million at June 30, 2010, is recorded at historical cost. The estimated fair value of the Company's long-term debt is $7.1 million at June 30, 2010, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of June 30, 2010, there was no indication of impairment related to the non-financial assets.

2.           COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009

Net income	$1,660	$1,609	$4,789	$4,259
Other comprehensive income (loss):

Foreign currency translation	(187)	350	(3)	259

Total other comprehensive income (loss)	(187)	350	(3)	259

Comprehensive income	$1,473	$1,959	$4,786	$4,518

3.           INCOME TAXES

The Company’s effective tax rate increased to 38.8% for the six-month period ended June 30, 2010, compared to 37.3% for the same period in 2009 due to projected taxable income moving the Company’s federal tax rate from 34% to 35%.  This increased rate also adjusted deferred tax balances by $152,000 with the offset to income tax expense.  These increases were partially offset by a decrease in Canadian statutory income tax rates and increases in tax credits from a state tax incentive program.  The Company’s projected annualized effective tax rate for 2010 is 37.7%.

The unrecognized tax benefits were increased by $5,000 during the six-month period ended June 30, 2010, for a balance of $546,000.  The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

4.           NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000 with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the new term loan bear interest at a rate of 3.79% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2010, the Company was in compliance with these restrictions and covenants.  The new term loan has the same collateralization, covenants and restrictions as the previous term note.

The Company also entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note dated March 26, 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in July 2010 to extend the term to June 30, 2011.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2011.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate equal to 1) 2.5% plus the daily reset one-month LIBOR rate or 2) 2.2% plus the 1-, 2-, 3-, 6- or 12-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of June 30, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.9 million as of June 30, 2010.

5.           SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The National Research Corporation 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, and the Company’s shareholders approved the increase at the annual meeting on May 7, 2010.  The grants of options to directors on the date of the 2009 annual meeting of shareholders were also approved by the Company’s shareholders at the 2010 annual meeting of shareholders.

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, the 1997 Equity Incentive Plan (under which no additional options will be granted) and the 2004 Director Plan for the six months ended June 30, 2010.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	577,822	$22.06
Granted	122,647	$23.58
Exercised	(2,000)	$15.46
Outstanding at June 30, 2010	698,469	$22.34	5.96	$15,603,797
Exercisable at June 30, 2010	349,319	$20.73	6.13	$7,241,383

Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009

Expected dividend yield at date of grant	2.86 to 3.09%	1.93 to 2.35%
Expected stock price volatility	31.20 to 27.00%	24.20 to 30.20%
Risk-free interest rate	2.13 to 2.56%	1.55 to 2.15%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected volatility was based on historical monthly price changes of the common stock based on the expected life of the options at the date of grant.  The expected life of options is the average number of years the Company estimates that options will be outstanding prior to exercise.  The Company considers groups of associates who have similar historical exercise behavior separately for valuation purposes.

The following table summarizes information regarding non-vested shares of common stock granted to associates under the 2001 Equity Incentive Plan for the six-month period ended:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	21,956	$21.68
Granted	9,238	$21.65
Vested	(8,558)	$23.37
Forfeited	--	--
Outstanding at June 30, 2010	22,636	$21.03

As of June 30, 2010, the total unrecognized compensation cost related to non-vested stock awards was approximately $245,000 and is expected to be recognized over a weighted average period of 3.70 years.

6.                 GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2010.

(In thousands)
Balance as of December 31, 2009	$39,924
Foreign currency translation	3
Balance as of June 30, 2010	$39,927

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Non-amortizing other intangible assets:
Trade name	1,191	1,191
Amortizing other intangible assets:
Customer related intangibles	8,174	8,174
Trade name	1,572	1,572
Total other intangible assets	10,937	10,937
Less accumulated amortization	(4,630)	(4,054)
Other intangible assets, net	$6,307	$6,883

7.           PROPERTY AND EQUIPMENT

	June 30, 2010	December 31, 2009
	(In thousands)
Property and equipment	$25,514	$29,105
Accumulated depreciation	(12,483)	(15,130)
Property and equipment, net	$13,031	$13,975

8.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of June 30, 2010 and 2009, the Company excluded 412,574 and 102,739 options for each period, respectively, from the diluted net income per share computation because their exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended		Six months ended
	June 30, (in thousands)		June 30, (in thousands)
	2010	2009	2010	2009
Weighted average shares and share equivalents - basic	6,634	6,637	6,637	6,635
Weighted average dilutive effect of options	86	84	74	74
Weighted average dilutive effect of restricted stock	12	13	13	11
Weighted average shares and share equivalents - dilutive	6,732	6,734	6,724	6,720

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

In February 2010, the FASB changed guidance on “Subsequent Events.”  Previous guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The February 2010 update eliminated the requirement for a company that is required to file reports with the Securities and Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated, along with the requirement to disclose whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The adoption of this pronouncement has not had an effect on the consolidated financial statements, as it pertains only to disclosure requirements.

10.            RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  As of June 30, 2010, the Company is assessing the potential impact on its financial position and results of operations.

11.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, the Company began purchasing dental insurance for certain of its associates from Ameritas in 2007 and vision insurance for certain of its associates from Ameritas in 2009.  The total value of these purchases was $37,000 and $30,000 for the three-month periods and $74,000 and $55,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

12.           SUBSEQUENT EVENTS

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of Outcome Concept Systems, Inc. (“OCS”), a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The all-cash purchase price, excluding transaction costs, of $15.0 million plus a $1.3 million payment for the estimated working capital adjustment, was funded with available cash on hand and borrowings of $1.3 million under the Company’s existing revolving credit note and $10.0 million under a new term note.  The new term note is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at a rate of 3.79% per year.  The term note is secured by certain of the Company’s assets including land, building, accounts receivable and intangible assets.  The term note contains the same covenants and restrictions included in the Company’s other term borrowings described in Note 4.

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

Results of Operations

The following table sets forth for the periods indicated, select financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue.  The trends illustrated in the following table may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	41.6	45.0	39.1	43.7
Selling, general and administrative	32.1	28.6	28.6	26.4
Depreciation and amortization	7.5	6.5	6.9	6.6
Total operating expenses	81.2	80.1	74.6	76.7

Operating income	18.8%	19.9%	25.4%	23.3%

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenue.  Revenue for the three-month period ended June 30, 2010, increased 4.0% to $14.1 million, compared to $13.6 million in the three-month period ended June 30, 2009.  The increase was due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses decreased 3.9% to $5.9 million in the three-month period ended June 30, 2010, compared to $6.1 million in the same period during 2009.  Direct expenses decreased due to the growth in subscription-based products with lower variable costs and increased use of more cost efficient survey methodology, as well as staffing reductions.  Direct expenses decreased as a percentage of revenue to 41.6% in the three-month period ended June 30, 2010, from 45.0% during the same period of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 16.9% to $4.5 million for the three-month period ended June 30, 2010, compared to $3.9 million for the same period in 2009.  The increase was primarily due to expansion of the sales force, the addition of several executives in various leadership roles, and transaction costs related to the OCS acquisition.  Selling, general, and administrative expenses increased as a percentage of revenue to 32.1% for the three-month period ended June 30, 2010, from 28.6% for the same period in 2009.

Depreciation and amortization.  Depreciation and amortization expenses increased 18.9% to $1.1 million for the three-month period ended June 30, 2010, compared to $891,000 for the same period in 2009 primarily due to a large software project that was placed into service at the end of 2009.  Depreciation and amortization expenses as a percentage of revenue increased to 7.5% for the three-month period ended June 30, 2010, from 6.5% in the same period of 2009.

Provision for income taxes. The provision for income taxes totaled $956,000 (36.5% effective tax rate) for the three-month period ended June 30, 2010, compared to $910,000 (36.1% effective tax rate) for the same period in 2009.  The effective tax rate increased during 2010 based on projected taxable income, moving the Company’s federal tax rate from 34% to 35%.  This increase was partially offset by a decrease in Canadian statutory income tax rates and increases in tax credits from a state tax incentive program.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenue.  Revenue for the six-month period ended June 30, 2010, increased 3.9% to $31.5 million compared to $30.3 million in the six-month period ended June 30, 2009.  The increase was due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses decreased 6.9% to $12.3 million in the six-month period ended June 30, 2010, compared to $13.2 million in the same period during 2009.  The change was primarily due to the growth in subscription-based products with lower variable costs and increased use of more cost efficient survey methodology, as well as staffing reductions.  Direct expenses decreased as a percentage of revenue to 39.1% in the six-month period ended June 30, 2010, from 43.7% during the same period of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 12.5% to $9.0 million for the six-month period ended June 30, 2010, compared to $8.0 million for the same period in 2009.  The change was primarily due to expansion of the sales force, the addition of several executives in various leadership roles, and transaction costs related to the OCS acquisition.  Selling, general, and administrative expenses increased as a percentage of revenue to 28.6% for the six-month period ended June 30, 2010, from 26.4% for the same period in 2009.

Depreciation and amortization.  Depreciation and amortization expenses for the six-month period ended June 30, 2010, increased 7.8% to $2.2 million, compared to $2.0 million for the same period in 2009, primarily due to a large software project that was placed into service at the end of 2009. Depreciation and amortization expenses as a percentage of revenue increased to 6.9% in the six-month period ended June 30, 2010, from 6.6% in the same period of 2009.

Provision for income taxes. The provision for income taxes totaled $3.0 million (38.8% effective tax rate) for the six-month period ended June 30, 2010, compared to $2.5 million (37.3% effective tax rate) for the same period in 2009.  The effective tax rate is higher in 2010 based on projected taxable income moving the Company’s federal tax rate from 34% to 35%.  This increased rate also adjusted deferred tax balances by $152,000 with the offset to income tax expense.  These increases were partially offset by a decrease in Canadian statutory income tax rates and increases in tax credits from a state tax incentive program.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  The new legislation makes extensive changes to the current system of healthcare insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that could potentially impact the Company’s business.  At this time, it is difficult to estimate this impact to the Company, however, it is expected that the Company’s healthcare costs could increase in 2011 as a result of this legislation.  The Company will continue to assess what effect this legislation will have on future revenue as it better understands the impact on its clients.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $1.4 million as of June 30, 2010, compared to a working capital deficiency of $4.4 million on December 31, 2009.  The decrease in the working capital deficiency was primarily due to a $4.7 million increase in cash and cash equivalents and a $2.7 million increase in accounts receivable, partially offset by an increase in deferred revenue of $4.0 million.  The working capital deficiency balance was primarily due to a deferred revenue balance of $15.9 million as of June 30, 2010, and $11.9 million as of December 31, 2009.

The deferred revenue balance is mainly due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for half or more of the contract value at the start of the contract.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months.

Cash Flows

Net cash provided by operating activities was $9.2 million and $7.6 million for the six-month periods ended June 30, 2010, and June 30, 2009, respectively, an increase of $1.5 million, or approximately 19.8%.  The increase in cash provided by operating activities is primarily the result of an increase of $2.9 million in the change in deferred revenue, partially offset by an increase in the change in accounts receivables and unbilled revenue of $1.6 million.  The increases in deferred revenue collections and accounts receivable balances are primarily the result of $2.0 million in new sales compared to the same period in 2009, with the majority of the contract amounts billed at the start of the contract.  The decrease in unbilled revenue is primarily the result of changes in the timing of billing and growth in subscription-based contracts which are normally billed fully at the start of the contract.  The remaining $300,000 increase in cash provided by operating activities is attributable to increased net income adjusted for non-cash changes including depreciation and amortization, deferred income taxes, and share-based compensation.

Net cash used in investing activities was $760,000 and $2.1 million for the six-month periods ended June 30, 2010, and June 30, 2009, respectively, a decrease of $1.3 million, or approximately 63.5%.  The decrease in cash used by investing activities is due to a decrease of $1.5 million in property and equipment purchases, partially offset by a $172,000 earn-out payment related to the MIV acquisition.

Net cash used in financing activities was $3.7 million and $6.3 million for the six-month periods ended June 30, 2010, and June 30, 2009, respectively, a decrease of $2.7 million, or approximately 42.3%.  The decrease in cash used by financing activities is principally due to a $7.2 million decrease in payments on the Company’s term note and revolving credit note, partially offset by a $3.7 million decrease in proceeds from borrowings on the revolving credit note.    These decreases were partially offset by an increase in dividends paid of $398,000. Additionally, the Company’s treasury stock purchases increased by $399,000.

The effect of changes in foreign exchange rates (decreased) increased cash and cash equivalents by ($7,000) and $80,000 in the six-month periods ended June 30, 2010, and 2009, respectively.

Capital Expenditures

Cash paid for capital expenditures for the six-month period ended June 30, 2010 was $588,000.  The Company expects that the additional capital expenditures during 2010 will be primarily for computer hardware and software, production equipment and furniture, and will be funded by cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  The term note is payable in 35 equal installments of $97,000 with the balance of principal and interest payable in a balloon payment due on December 31, 2011.  Borrowings under the term note bear interest at a rate of 5.2% per year.  In July 2010 the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the new term loan bear interest at a rate of 3.79% per year.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2010, the Company was in compliance with these restrictions and covenants.  The new term loan has the same collateralization and covenants and restrictions as the previous term note.

The Company also entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note dated March 26, 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in July 2010 to extend the term to June 30, 2011.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2011.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate equal to 1) 2.5% plus the daily reset one-month LIBOR rate, or 2) 2.2% plus the 1-, 2-, 3-, 6- or 12-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of June 30, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $5.9 million as of June 30, 2010.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2009 earn-out payment, paid in February 2010, was $172,000 net of closing valuation adjustments.  The Company currently estimates that the earn-outs for 2010 and 2011 could be $2.0 to $3.0 million for each year, and expects to fund these through cash flow from operations.

Shareholders’ equity increased $2.2 million to $46.4 million as of June 30, 2010, from $44.2 million as of December 31, 2009.  The increase was primarily due to net income of $4.8 million, partly offset by dividends paid of $2.5 million.

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of OCS, a leading provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The OCS acquisition complements and expands the Company’s product offerings across the continuum of care.   The all-cash purchase price, excluding transaction costs, of $15.0 million, plus a $1.3 million payment for the estimated working capital adjustment, was funded with available cash on hand and borrowings of $1.3 million under the Company’s existing revolving credit note and $10.0 million under a new term note.  The new term note is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at a rate of 3.79% per year.  The term note is secured by certain of the Company’s assets including land, building, accounts receivable and intangible assets.  The term note contains the same covenants and restrictions included in the Company’s other term borrowings.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of June 30, 2010, the remaining number of shares that could be purchased under this authorization was 268,717.

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

PART II – Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No material change to such risk factors has occurred during the three months ended June 30, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of August 6, 2010, 481,283 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2010	0	$0.00	0	275,317
May 1 – May 31, 2010	6,600	$24.65	6,600	268,717
June 1 – June 30, 2010	0	$0.00	0	268,717

ITEM 6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 13, 2010	By:	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Patrick E. Beans
Patrick E. Beans Vice President, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2010

Exhibit

(10)	National Research Corporation 2004 Director Stock Plan, as amended.

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.