Form 10-Q
period 2010-09-30
NATIONAL RESEARCH CORP
filed 2010-11-15
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $.001 par value, outstanding as of November 5, 2010: 6,666,574 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2010

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits	21

	Signatures		22

	Exhibit Index		23

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,195	$2,512
Trade accounts receivable, less allowance for doubtful accounts of $324 and $279 in 2010 and 2009, respectively	9,779	5,214
Unbilled revenue	693	1,173
Prepaid expenses and other	1,687	1,864
Recoverable income taxes	446	803
Deferred income taxes	593	98
Total current assets	16,393	11,664

Property and equipment, net	14,372	13,975
Intangible assets, net	9,467	6,883
Goodwill	53,139	39,924
Other	45	53

Total assets	$93,416	$72,499

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,809	$816
Accounts payable	1,087	598
Accrued wages, bonus and profit sharing	2,442	1,926
Accrued expenses	1,193	848
Deferred revenue	18,732	11,907
Total current liabilities	25,263	16,095

Notes payable, net of current portion	14,795	6,903
Deferred income taxes	5,468	5,126
Deferred revenue	189	204
Other long term liabilities	19	--
Total liabilities	45,734	28,328

Shareholders’ equity:
Common stock, $.001 par value; authorized 20,000,000 shares, issued 8,035,428 in 2010 and 8,018,044 in 2009, outstanding 6,659,147 in 2010 and 6,662,111 in 2009	8	8
Additional paid-in capital	28,583	27,871
Retained earnings	41,042	37,905
Accumulated other comprehensive income	894	769
Treasury stock, at cost; 1,376,281 shares in 2010 and 1,355,933 shares in 2009	(22,845)	(22,382)
Total shareholders’ equity	47,682	44,171

Total liabilities and shareholders’ equity	$93,416	$72,499

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$16,006	$13,517	$47,515	$43,850

Operating expenses:
Direct expenses	6,038	5,522	18,370	18,762
Selling, general and administrative	5,250	3,796	14,265	11,813
Depreciation and amortization	1,225	901	3,382	2,902
Total operating expenses	12,513	10,219	36,017	33,477

Operating income	3,493	3,298	11,498	10,373

Other income (expense):
Interest income	1	--	5	1
Interest expense	(137)	(91)	(328)	(314)
Other, net	(24)	(75)	(18)	(132)

Total other income (expense)	(160)	(166)	(341)	(445)

Income before income taxes	3,333	3,132	11,157	9,928

Provision for income taxes	1,191	1,138	4,226	3,675

Net income	$2,142	$1,994	$6,931	$6,253

Net income per share – basic	$.32	$.30	$1.04	$.94
Net income per share – diluted	$.32	$.30	$1.03	$.93

Weighted average shares and share equivalents outstanding – basic	6,632	6,637	6,635	6,636

Weighted average shares and share equivalents outstanding – diluted	6,727	6,735	6,725	6,723

See accompanying condensed notes to consolidated financial statements.

 NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,931	$6,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,382	2,902
Deferred income taxes	21	1,352
Loss on disposal of property and equipment	1	1
Non-cash share-based compensation expense	566	412
Tax benefit from exercise of stock options	16	--
Net changes in assets and liabilities:
Trade accounts receivable	(3,084)	(1,858)
Unbilled revenue	484	97
Prepaid expenses and other	1,684	(201)
Accounts payable	(1,130)	150
Accrued expenses, wages, bonuses and profit sharing	(149)	171
Income taxes recoverable and payable	386	(547)
Deferred revenue	3,246	1,541
Net cash provided by operating activities	12,354	10,273

Cash flows from investing activities:
Purchases of property and equipment	(1,097)	(2,524)
Payments for business acquisitions, net of cash acquired and acquisition earn-out obligation	(15,441)	--
Net cash used in investing activities	(16,538)	(2,524)

Cash flows from financing activities:
Proceeds from notes payable	11,300	4,666
Payments on notes payable	(2,355)	(9,062)
Payments on other long term liabilities	(27)	--
Purchases of treasury stock	(399)	(79)
Proceeds from exercise of stock options	126	--
Common stock withheld from vested restricted shares for payroll tax withholdings	(64)	--
Excess tax benefit from share-based compensation	20	6
Payment of dividends on common stock	(3,794)	(3,197)
Net cash provided by (used in) financing activities	4,807	(7,666)

Effect of exchange rate changes on cash	60	268

Increase in cash and cash equivalents	683	351

Cash and cash equivalents at beginning of period	2,512	1,109

Cash and cash equivalents at end of period	$3,195	$1,460

Supplemental disclosure of cash paid for:
Interest expense	$328	$374
Income taxes	$4,506	$2,853

See accompanying condensed notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute, which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States;  My InnerView (“MIV”), which provides quality and performance improvement solutions to the senior care industry; and  Illuminate™, a new patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.  On August 3, 2010, the Company acquired Outcome Concept Systems, Inc. (“OCS”), a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers, that will be merged into the MIV operating segment.

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

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Research Corporation Canada and OCS.  All significant intercompany transactions and balances have been eliminated.  Because there are no minority interests in the consolidated subsidiaries, all of the Company’s net income, comprehensive income and shareholders’ equity are attributable to controlling interests.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2010:

	Level 1	Level 2	Level 3
	(In thousands)
Money Market Funds	$240	$—	$—

During the three-month period ended September 30, 2010, the Company did not have transfers between the Level measurements.

The Company's long-term debt of $16.6 million at September 30, 2010, is recorded at historical cost.  The estimated fair value of the Company's long-term debt is $16.7 million at September 30, 2010, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

The Company believes that the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of September 30, 2010, there was no indication of impairment related to the non-financial assets.

2.	ACQUISITION

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of OCS, a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The acquisition provides the Company with a runway in the home health and hospice markets through OCS’s customer relationships with home healthcare and hospice providers and expands the Company's service offerings across the continuum of care.  Goodwill related to the acquisition of OCS primarily relates to intangible assets that do not qualify for separate recognition including the depth and knowledge of management.  The all-cash consideration paid at closing was $15.3 million, net of $1.0 million cash received.  Of the purchase price, $1.6 million was deposited into an escrow for indemnification, working capital adjustments and certain other potential claims or expenses following closing.  The Company has preliminarily allocated the purchase price as follows, based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Fair Value	Weighted-Average Useful Lives
	(In thousands)
Current Assets	$3,665
Property and equipment	1,722	5 years
Customer relationships	2,710	10 years
Trade name	360	5 years
Non-compete Agreements	460	3 years
Goodwill	13,158
Total acquired assets	22,075

Current liabilities	6,342
Long-term liabilities	464
Total liabilities assumed	6,806

Net assets acquired	$15,269

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 8.6 years.  The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $13.2 million of goodwill.  The goodwill and identifiable intangible assets are non-deductible for tax purposes.  The finalization of the purchase price may result in certain adjustments to the preliminary amounts including deferred income taxes, tax contingencies, certain accruals, deferred revenue, intangible assets and goodwill.  Any subsequent adjustments to the amounts recorded will be reflected through retroactive application.

The consolidated financial statements as of September 30, 2010, and for the three and nine months then ended, include amounts acquired from, as well as the results of operations of, OCS from August 3, 2010, forward.  Results of operations for the three and nine months ended September 30, 2010 include revenues of $1.2 million and operating income of $102,000 attributable to OCS since its acquisition.  The following unaudited pro forma information for the Company has been prepared as if the acquisition of OCS had occurred on January 1, 2009.  The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.  The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Revenue	$16,720	$14,976	$51,458	$48,248
Net income	2,097	1,678	6,274	5,451

Net income per share - basic	$.32	$.25	$.94	$.82
Net income per share - diluted	$.31	$.25	$.93	$.81

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2009 earn-out payment, paid in February 2010, was $172,000 net of closing valuation adjustments and was recorded as an addition to goodwill.

3.	COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended _September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Net income	$2,142	$1,994	$6,931	$6,253
Other comprehensive income:
Foreign currency translation	128	318	125	577

Total other comprehensive income	128	318	125	577

Comprehensive income	$2,270	$2,312	$7,056	$6,830

4.	INCOME TAXES

The Company’s effective tax rate increased to 37.9% for the nine-month period ended September 30, 2010, compared to 37.0% for the same period in 2009 due to projected taxable income moving the Company’s federal tax rate from 34% to 35%.  This increased federal rate also adjusted deferred tax balances by $152,000 with the offset to income tax expense.  These increases were partially offset by increases in tax credits from a state tax incentive program.  The Company’s projected annualized effective tax rate for 2010 is 37.6%.

The unrecognized tax benefits were increased by $5,000 during the nine-month period ended September 30, 2010, for a balance of $546,000.  The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

5.	NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2010, the Company was in compliance with these restrictions and covenants.

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

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate equal to 1) 2.5% plus the daily reset one-month LIBOR rate or 2) 2.2% plus the 1-, 2-, 3-, 6- or 12-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of September 30, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2010.

6.	SHARE-BASED COMPENSATION

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans, the 1997 Equity Incentive Plan (under which no additional options will be granted) and the 2004 Director Plan for the nine months ended September 30, 2010.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	577,822	$22.06
Granted	273,812	$26.02
Exercised	(8,146)	$15.46
Outstanding at September 30, 2010	843,488	$23.41	7.19	$19,746,054
Exercisable at September 30, 2010	343,173	$20.82	5.47	$7,144,682

Options to purchase shares of common stock were granted with exercise prices equal to or greater than  the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009
Expected dividend yield at date of grant	2.86 to 3.09%	1.93 to 2.35%
Expected stock price volatility	28.40 to 31.20%	24.20 to 30.20%
Risk-free interest rate	1.55 to 2.56%	1.55 to 2.15%
Expected life of options (in years)	4.00 to 6.00	4.00 to 6.00

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

The following table summarizes information regarding non-vested shares of common stock granted to associates under the 2001 Equity Incentive Plan for the nine-month period ended:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2009	21,956	$21.68
Granted	9,238	$21.65
Vested	(8,558)	$23.37
Forfeited	—	—
Outstanding at September 30, 2010	22,636	$21.03

As of September 30, 2010, the total unrecognized compensation cost related to non-vested stock awards was approximately $222,000 and is expected to be recognized over a weighted average period of 3.57 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2010.

(In thousands)
Balance as of December 31, 2009	$39,924
OCS acquisition	13,158
Foreign currency translation	57
Balance as of September 30, 2010	$53,139

Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Non-amortizing other intangible assets:
Trade name	1,191	1,191
Amortizing other intangible assets:
Customer related intangibles	11,350	8,174
Trade name	1,932	1,572
Total other intangible assets	14,473	10,937
Less accumulated amortization	(5,006)	(4,054)
Other intangible assets, net	$9,467	$6,883

8.	PROPERTY AND EQUIPMENT

	September 30, 2010	December 31, 2009
	(In thousands)
Property and equipment	$27,722	$29,105
Accumulated depreciation	(13,350)	(15,130)
Property and equipment, net	$14,372	$13,975

9.	RESTRUCTURING AND SEVERANCE COSTS

The Company records restructuring liabilities that represent charges incurred in connection with consolidations, including operations from acquisitions. These charges consist primarily of severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, and salary levels.  Expense for one-time termination benefits will be accrued over each individual’s required service period. The Company records the expense based on its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

As part of the Company’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced plans to centralize MIV/OCS functions in Lincoln and Seattle and eliminate certain costs of the Wausau operation (the “2010 Restructuring Plan”).  In connection with the 2010 Restructuring Plan, the Company expects to incur aggregate costs of $144,000 through December 31, 2010 for one-time termination benefits related to 14 employees. The Company recorded $41,000 in the three and nine month periods ended September 30, 2010, which is included in selling, general and administrative expenses.

In connection with the acquisition of OCS, the Company plans to reduce headcount from acquisition date levels.  OCS had pre-existing arrangements for severance with its employees at the date of acquisition.  Total severance related to 26 OCS employees is expected to approximate $347,000, including $333,000 of severance accruals included in the liabilities assumed at acquisition.  The Company expects to record additional severance costs of $14,000 in the fourth quarter of 2010.  These reductions are still in progress but are expected to be substantially completed by the end of fiscal 2010.

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring liability at June 30, 2010	$-	$-	$-
Severance assumed in OCS acquisition	-	333	333
Accrual for severance and employee related costs	41	-	41
Payments	-	(285)	(285)
Balance, Restructuring liability at September 30, 2010	$41	$48	$89

10.	EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of September 30, 2010 and 2009, the Company excluded 457,060 and 102,739 options for each period, respectively, from the diluted net income per share computation because their exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Weighted average shares and share equivalents - basic	6,632	6,637	6,635	6,636
Weighted average dilutive effect of options	82	84	77	75
Weighted average dilutive effect of restricted stock	13	14	13	12
Weighted average shares and share equivalents - dilutive	6,727	6,735	6,725	6,723

11.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended fair value guidance to require companies to make new disclosures about recurring and/or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 measurements.  This guidance was effective for annual or interim reporting periods beginning after December 15, 2009.  The adoption of this pronouncement has not had an effect on the consolidated financial statements as it pertains only to disclosure requirements.  In addition, as part of this guidance and effective for annual or interim reporting periods beginning after December 15, 2010,  disclosure of purchases, sales, issuances and settlement of assets must be on a gross basis for Level 3 measurements, where currently it is on a net basis.  Also, the level of disaggregation will be increased by “class” instead of “major category.”  Management believes this will not affect the consolidated financial statements as it pertains to only disclosure requirements.

In February 2010, the FASB changed guidance on “Subsequent Events.”  Previous guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The February 2010 update eliminated the requirement for a company that is required to file reports with the SEC to disclose the date through which subsequent events have been evaluated, along with the requirement to disclose whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The adoption of this pronouncement has not had an effect on the consolidated financial statements, as it pertains only to disclosure requirements.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  As of September 30, 2010, the Company is assessing the potential impact on its financial position and results of operations.

13.	RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, the Company began purchasing dental insurance for certain of its associates from Ameritas in 2007 and vision insurance for certain of its associates from Ameritas in 2009.  The total value of these purchases was $34,000 and $29,000 for the three-month periods and $108,000 and $84,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

A former owner of OCS and current associate of the Company is also co-owner of EPIC Property Management LLC, the entity from which the Company leases office space for OCS.  The lease term began on August 3, 2010 and ends January 31, 2011.  The total of the rental and utility payments under the lease for the three-month period ended September 30, 2010, was $34,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of ongoing survey-based performance measurement, analysis, tracking, improvement services and governance education to the healthcare industry in the United States and Canada.  Since 1981, the Company has provided these services using traditional market research methodologies, such as direct mail, telephone-based surveys, focus groups and in-person interviews.  The current primary data collection methodology used is direct mail, but the Company uses other methodologies for certain types of studies.  The Company addresses the growing need of healthcare providers, payers, nursing homes and assisted living facilities to measure the care outcomes, specifically experience and health status of their patients and/or members, and provides information on governance issues.  The Company develops tools that enable healthcare organizations to obtain performance measurement information necessary to comply with industry and regulatory standards, and to improve their business practices so they can maximize new member and/or patient attraction, experience, member retention and profitability.  The Company believes that a driver of its future growth, and the growth of its industry in general, will be the increase in demand for performance measurement, improvement and educational services as a result of more public reporting programs.  The Company’s primary types of information services are renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service.  During 2010, the Company launched Illuminate™, a new patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting.  On August 3, 2010, the Company acquired OCS, a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.

Results of Operations

The following table sets forth for the periods indicated, select financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue.  The trends illustrated in the following table may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.  During the three-month period ended September 30, 2010, additional revenue of $1.2 million and operating income of $102,000 was attributed to the OCS acquisition.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	37.7	40.8	38.7	42.8
Selling, general and administrative	32.8	28.1	30.0	26.9
Depreciation and amortization	7.7	6.7	7.1	6.6
Total operating expenses	78.2	75.6	75.8	76.3

Operating income	21.8%	24.4%	24.2%	23.7%

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenue.  Revenue for the three-month period ended September 30, 2010, increased 18.4% to $16.0 million, compared to $13.5 million in the three-month period ended September 30, 2009.  The acquisition of OCS accounted for $1.2 million of the increase with the remainder due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses increased 9.3% to $6.0 million in the three-month period ended September 30, 2010, compared to $5.5 million in the same period during 2009.  The primary reason for the increase in direct expenses was due to the addition of OCS, which added approximately $345,000.  The remainder of the increase was attributable to servicing the higher revenue.  Direct expenses decreased as a percentage of revenue to 37.7% in the three-month period ended September 30, 2010, from 40.9% during the same period of 2009.  Direct expenses as a percentage of sales decreased due to the growth in subscription-based products with lower variable costs and increased use of more cost-efficient survey methodology, as well as staffing reductions.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 38.3% to $5.3 million for the three-month period ended September 30, 2010, compared to $3.8 million for the same period in 2009.  The increase was primarily due to acquisition and transition costs associated with the acquisition of OCS of approximately $850,000, expansion of the sales force, new product development and the addition of several executives in various leadership roles.  Selling, general and administrative expenses increased as a percentage of revenue to 32.8% for the three-month period ended September 30, 2010, from 28.1% for the same period in 2009.

Depreciation and amortization.  Depreciation and amortization expenses increased 36.0% to $1.2 million for the three-month period ended September 30, 2010, compared to $901,000 for the same period in 2009.  Approximately $167,000 of the increase was related to the acquisition of OCS with the remainder primarily due to a large software project that was placed into service at the end of 2009.  Depreciation and amortization expenses as a percentage of revenue increased to 7.7% for the three-month period ended September 30, 2010, from 6.7% in the same period of 2009.

Provision for income taxes. The provision for income taxes totaled $1.2 million (35.7% effective tax rate) for the three-month period ended September 30, 2010, compared to $1.1 million (36.3% effective tax rate) for the same period in 2009.  The effective tax rate decreased due to a decrease in Canadian statutory income tax rates and increases in tax credits from a state tax incentive program.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Revenue.  Revenue for the nine-month period ended September 30, 2010, increased 8.4% to $47.5 million compared to $43.9 million in the nine-month period ended September 30, 2009.   The acquisition of OCS accounted for $1.2 million of the increase with the remainder due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses decreased 2.1% to $18.4 million in the nine-month period ended September 30, 2010, compared to $18.8 million in the same period during 2009.  The change is primarily due to staffing reductions and more cost-efficient survey methodology, offset by the acquisition of OCS.  Direct expenses decreased as a percentage of revenue to 38.7% in the nine-month period ended September 30, 2010, from 42.8% during the same period of 2009.  Direct expenses as a percentage of revenue decreased due to the growth in subscription-based products with lower variable costs and increased use of more cost-efficient survey methodology, as well as staffing reductions.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 20.8% to $14.3 million for the nine-month period ended September 30, 2010, compared to $11.8 million for the same period in 2009.  The increase was primarily due to acquisition and transition costs associated with the OCS acquisition, expansion of the sales force, new product development and the addition of several executives in various leadership roles.  Selling, general and administrative expenses increased as a percentage of revenue to 30.0% for the nine-month period ended September 30, 2010, from 26.9% for the same period in 2009.

Depreciation and amortization.  Depreciation and amortization expenses for the nine-month period ended September 30, 2010, increased 16.5% to $3.4 million, compared to $2.9 million for the same period in 2009.  Approximately $167,000 of the increase was related to the acquisition of OCS with the remainder primarily due to a large software project that was placed into service at the end of 2009.  Depreciation and amortization expenses as a percentage of revenue increased to 7.1% in the nine-month period ended September 30, 2010, from 6.6% in the same period of 2009.

Provision for income taxes. The provision for income taxes totaled $4.2 million (37.9% effective tax rate) for the nine-month period ended September 30, 2010, compared to $3.7 million (37.0% effective tax rate) for the same period in 2009.  The effective tax rate is higher in 2010 based on projected taxable income moving the Company’s federal tax rate from 34% to 35%.  This increased rate also adjusted deferred tax balances by $152,000, with the offset to income tax expense.  These increases were partially offset by a decrease in Canadian statutory income tax rates and increases in tax credits from a state tax incentive program.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  The new legislation makes extensive changes to the current system of healthcare insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that could potentially impact the Company’s business.  At this time, it is difficult to estimate this impact to the Company, however, the Company currently anticipates that its healthcare costs will increase approximately 20% in 2011 partially as a result of this legislation.  The Company will continue to assess what effect this legislation will have on future revenue as it better understands the impact on its clients.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures and debt maturities are funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.9 million as of September 30, 2010, compared to a working capital deficiency of $4.4 million on December 31, 2009.  The increase in the working capital deficiency was primarily due to a $6.8 million increase in deferred revenue, $1.2 million increase in accrued expenses, accrued wages and accounts payable combined, and a $1.0 million increase in the current portion of notes payable, partially offset by a $4.6 million increase in accounts receivable.  The working capital deficiency balance was primarily due to a deferred revenue balance of $18.7 million as of September 30, 2010, and $11.9 million as of December 31, 2009.

The deferred revenue balance is mainly due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for half or more of the contract value at the start of the contract.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months.

Cash Flows

Net cash provided by operating activities was $12.4 million and $10.3 million for the nine-month periods ended September 30, 2010, and September 30, 2009, respectively, an increase of $2.1 million, or approximately 20.3%.  The increase in cash provided by operating activities was primarily the result of increases in the changes in deferred revenue and income taxes recoverable and payable, and decreases in the changes in unbilled revenue and prepaid expenses and other totaling $4.9 million.  These changes were partially offset by an increase in the change in accounts receivables and decreases in the changes in accounts payable and accrued expenses totaling $2.8 million.  The increases in deferred revenue collections and accounts receivable balances were primarily the result of the acquisition of OCS and new sales of over $5.0 million compared to the same period in 2009, with the majority of the contract amounts billed at the start of the contract.  The decrease in unbilled revenue balances was primarily the result of changes in the timing of billing and growth in subscription-based contracts which are normally billed fully at the start of the contract.

Net cash used in investing activities was $16.5 million and $2.5 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively, an increase of $14 million.  The increase in cash used in investing activities was due to $15.3 million in cash used to acquire OCS and a $172,000 earn-out payment related to the MIV acquisition, partially offset by a decrease of $1.5 million in purchases of property and equipment.

Net cash provided by (used in) financing activities was $4.8 million and ($7.7 million) for the nine-month periods ended September 30, 2010, and September 30, 2009, respectively, an increase of  $12.5 million.  The increase in cash provided by financing activities was principally due to an increase of $6.6 million in proceeds from borrowings on the Company’s term notes and revolving credit note and a $6.7 million decrease in payments on the Company’s term notes.  The Company borrowed $10.0 million on a term note and $1.3 million on the revolving credit note to partially fund the acquisition of OCS.  The revolving credit note was fully paid off by September 30, 2010.  These changes were partially offset by an increase in dividends paid of $597,000.  Additionally, the Company’s treasury stock purchases increased by $320,000.  The effect of changes in foreign exchange rates increased cash and cash equivalents by $60,000 and $268,000 in the nine-month periods ended September 30, 2010 and 2009, respectively.

Capital Expenditures

Cash paid for capital expenditures for the nine-month period ended September 30, 2010, was $1.1 million.  The Company expects that the additional capital expenditures during 2010 will be primarily for computer hardware and software, production equipment and furniture, and will be funded by cash generated from operations.

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

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable is 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

The term note is secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term note contains various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2010, the Company was in compliance with these restrictions and covenants.  The new term notes have the same collateralization and covenants and restrictions as the previous term note.

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

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate equal to 1) 2.5% plus the daily reset one-month LIBOR rate, or 2) 2.2% plus the 1-, 2-, 3-, 6- or 12-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of September 30, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2010.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2009 earn-out payment paid in February 2010, was $172,000 net of closing valuation adjustments.  The Company currently estimates that the earn-outs for 2010 and 2011 could be $2.0 to $2.5 million for each year and expects to fund these through cash flow from operations.

Shareholders’ equity increased $3.5 million to $47.7 million as of September 30, 2010, from $44.2 million as of December 31, 2009.  The increase was primarily due to net income of $6.9 million, partly offset by dividends paid of $3.8 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of September 30, 2010, the remaining number of shares that could be purchased under this authorization was 268,717.

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

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No material change to such risk factors has occurred during the three-month period ended September 30, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  There were no stock repurchases for the three-month period ended September 30, 2010.  As of November 5, 2010, 481,283 shares have been repurchased under that authorization.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 15, 2010	By:	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2010

Exhibit

(2)
Stock Purchase Agreement, dated as of August 3, 2010, by and among National Research Corporation, Outcome Concept Systems, Inc., and the holders of Outcome Concept Systems’ shares of common stock and warrants to purchase such shares [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.