Form 10-K
period 2010-12-31
NATIONAL RESEARCH CORP
filed 2011-03-25
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  0-29466

               National Research Corporation
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	47-0634000 (I.R.S. Employer Identification No.)
1245 Q Street Lincoln, Nebraska (Address of principal executive offices)	68508 (Zip code)

Registrant’s telephone number, including area code:  (402) 475-2525

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
Large accelerated filer ☐                                     Accelerated filer  ☐                                  Non-accelerated filer ☒       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2010:  $42,424,896.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of March 21, 2011: 6,713,407 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.                    Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed below in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statements include phrases such as the Company “believes,” “expects” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forwarding-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the factors set forth in “Risk Factors.”  Shareholders, potential investors, and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

National Research Corporation (“NRC,” the “Company” “we,” “our,” “us” or similar terms), a Wisconsin corporation, believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 30 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services addresses the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, NRC has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, NRC is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

The NRC Solution

The Company addresses the healthcare industry’s growing need to measure and improve performance across the broad and rapidly changing continuum of healthcare service delivery.  The Company provides services designed to enable its clients to obtain and effectively utilize healthcare analytics and business intelligence to improve performance against key metrics relative to satisfaction, quality and cost outcomes across the organization.  The Company’s solutions are designed to respond to the rapidly changing needs of the healthcare industry. NRC utilizes dynamic data collection, analysis and business intelligence delivery processes to optimize its clients ability to improve performance.  The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market-driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives.  In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, residents, families, etc.) and to all service points across the healthcare delivery continuum.

The Company’s performance measurement and improvement services and healthcare analytics are delivered throughout the healthcare industry under several brand names, including NRC Picker, My InnerView (“MIV”), Ticker, Outcome Concept Systems (“OCS”), which was acquired on August 3, 2010, and NRC Picker Canada.

Through its division known as The Governance Institute (“TGI”), NRC offers subscription-based governance information services and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their boards, medical leadership, and management performance in the United States.  TGI conducts timely conferences, produces publications, videos, white papers and research studies, and tracks industry trends showcasing the best practices of healthcare boards across the country.

Growth Strategy

The Company believes that it can continue to grow through (1) increasing sales of existing services to its existing clients, (2) increasing the number of clients through market share growth in existing market  segments, (3) expanding the sale of existing services into new market segments, (4) introducing new services to new and existing clients, and (5) pursuing acquisitions of, or investments in, firms providing products, services or technologies which complement those of the Company.

Product Offerings

The Company’s performance measurement and improvement services are designed to enable its clients to effectively collect, analyze and utilize meaningful business intelligence to improve performance relative to satisfaction, quality, cost, clinical outcomes and other key performance metrics.  NRC has developed  proprietary web-based electronic delivery systems that provide clients the ability to review results and reports online, independently analyze data, query data sets, customize a number of reports and distribute reports electronically.  The Company has also developed business intelligence solutions which provide clients with current key metric results, as well as best practice benchmarking information.

The Company’s MIV division is a leading provider of performance measurement and improvement services to the senior care profession.  MIV works with over 8,000 senior-care providers throughout the United States, housing what the Company believes is the largest dataset of senior-care satisfaction metrics in the nation.

The OCS division is a leading provider of quality and performance improvement solutions to the home health market.  OCS provides performance measurement and improvement services, healthcare analytics and hosted software solutions to a large segment of the leading home healthcare providers in the United States.

Ticker serves as a market information and competitive intelligence source, as well as a comparative performance database.  Ticker is the largest consumer-based study of consumers’ perceptions of, and satisfaction with, hospitals and health systems in more than 300 markets across the country, representing the views of approximately 265,000 households in the largest markets in the continental United States.  Ticker provides comprehensive assessments, including consumer quality perceptions, product-line preferences, service use and visit satisfaction for more than 4,900 hospitals and health systems.  More than 200 data items relevant to healthcare providers and purchasers are reported in Ticker, including hospital quality and image ratings, hospital selection factors, household preventative health behaviors, presence of chronic conditions, and emerging market issues such as social media and retail mini clinics.

Through TGI, the Company offers subscription-based governance education services.  These education services are provided for the boards of directors and medical leadership of hospital and healthcare systems. The Company provides information regarding organization governance as well as emerging healthcare issues through online content, publications, periodicals, reference books, and associated videos through its resource catalog.  The Company also produces several executive healthcare leadership conferences each year which are exclusively available to clients.

Clients

The Company’s ten largest clients accounted for 19%, 19%, and 24% of the Company’s total revenue in 2010, 2009 and 2008, respectively.  Approximately 8% of the Company’s revenue was derived from foreign customers in 2010, 2009, and 2008.

Sales and Marketing

The Company generates the majority of its revenue from client renewals, supplemented by sales of new products and services to existing clients and the addition of new clients.  NRC sales activities are carried out by a direct sales organization staffed with professional, trained sales associates.  As compared to the typical industry practice of compensating sales associates with relatively high base pay and a relatively small sales commission, NRC compensates its sales staff with relatively low base pay and a relatively high commission component.  The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top-quality sales associates.

In addition to prospect leads generated by direct sales associates, the Company’s integrated marketing activities facilitate its ongoing receipt of prospect request-for-proposals.  NRC uses lead generation mechanisms to add generated leads to its database of current and potential client contacts.  The Company also maintains an active public relations program which includes (1) an ongoing presence in leading industry trade press and in the mainstream press, (2) public speaking at strategic industry conferences, (3) fostering relationships with key industry constituencies, and (4) the annual Consumer Choice Award program recognizing top-ranking healthcare organizations.

Competition

The healthcare information and market research services industry is highly competitive.  The Company has traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment.  The Company’s primary competitors among such specialty firms include Press Ganey, which NRC believes has significantly higher annual revenue than the Company, and three or four other firms that NRC believes have less annual revenue than the Company.  The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments such as healthcare software or information systems.  Although only a few of these competitors have offered specific services that compete directly with the Company’s services, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market.  There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors.  There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, unique service capabilities, credibility of provider, industry experience, and price.  NRC believes that its industry leadership position, exclusive focus on the healthcare industry, dynamic survey tools, syndicated market research, accredited leadership conferences, educational programs, benchmarking database information, and relationships with leading healthcare payers and providers position the Company to compete in this market.

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

Associates

As of December 31, 2010, the Company employed a total of 253 persons on a full-time basis.  In addition, as of such date, the Company had 52 part-time associates primarily in its survey operations, representing approximately 28 full-time equivalent associates.  None of the Company’s associates are represented by a collective bargaining unit.  The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

The following table sets forth certain information as of March 1, 2011, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	56	President, Chief Executive Officer and Director

Patrick E. Beans	53	Vice President, Treasurer, Chief Financial Officer, Secretary and Director

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

Patrick E. Beans has served as Vice President, Treasurer, Chief Financial Officer, Secretary and a director since 1997, and as the principal financial officer since he joined the Company in August 1994.  From June 1993 until joining the Company, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan.  From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.

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

We depend on contract renewals for a large share of our revenue and our operating results could be adversely affected.

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts.  Substantially all contracts are renewable annually at the option of our clients, although a client generally has no minimum purchase commitment under a contract and the contracts are generally cancelable on short or no notice without penalty.  To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected.  Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion.  In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership.  As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates.  Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

Our operating results may fluctuate and this may cause our stock price to decline.

Our overall operating results may fluctuate as a result of a variety of factors, including the size and timing of orders from clients, client demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets and clients’ operating performance), the hiring and training of additional staff, expense increases, and industry and general economic conditions.  Because a significant portion of our overhead is fixed in the short-term, particularly some costs associated with owning and occupying our building and full-time personnel expenses,  our results of operations may be materially adversely affected in any particular period if revenue falls below our expectations.  These factors, among others, make it possible that in some future period our operating results may be below the expectations of securities analysts and investors which would have a material adverse effect on the market price of our common stock.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare information and market research services industry is highly competitive.  We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment.  The Company’s primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have less annual revenue than us.  To a certain degree, we currently compete with, and anticipate that in the future we may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research, and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems.  Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to our market.  There are relatively few barriers to entry into the Company’s market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors.  There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from clients in the healthcare industry.  As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers.  Recently, Congressional leaders enacted a comprehensive healthcare reform plan, including provisions to control healthcare costs, improve healthcare quality and expand access to affordable health insurance.  These programs could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate.  In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers.  Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services.  Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow.  Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services or could result in the termination of a client’s relationship with us.  The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  The new legislation makes extensive changes to the current system of healthcare insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that could potentially impact the Company’s business.  At this time, it is difficult to estimate the impact of this legislation on the Company.

We rely on a limited number of key clients and a loss of one or more of these key clients will adversely affect our operating results.

We rely on a limited number of key clients for a substantial portion of our revenue.  The Company’s ten largest clients accounted for 19%, 19%, and 24% of the Company’s total revenue in 2010, 2009, and 2008, respectively.

We cannot assure you that we will maintain our existing client base, maintain or increase the level of revenue or profits generated by our existing clients, or be able to attract new clients.  Furthermore, the healthcare industry continues to undergo consolidation and we cannot assure you that such consolidation will not cause us to lose clients.  The loss of one or more of our large clients or a significant reduction in business from such clients, regardless of the reason, may have a negative effect on our revenue and a corresponding effect on our operating and net income.  See “Risk Factors - Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.”

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews.  If receptivity to our survey and interview methods by respondents declines, or for some other reason their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected, with a corresponding effect on our operating and net income.  We also rely on third-party panels of pre-recruited consumer households to produce Ticker in a timely manner.  If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce Ticker.  In either case, our operating and net income could be negatively affected.

Our principal shareholder effectively controls our company.

Michael D. Hays, our President and Chief Executive Officer, beneficially owned 66.8% of our outstanding common stock as of March 10, 2011.  In addition, Mr. Hays has created a grantor retained annuity trust and has transferred to such trust shares representing approximately 4.2% of our outstanding common stock as of March 10, 2011, all or a portion of which, will be returned to Mr. Hays over the next year.  As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions.  The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets.  Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our President and Chief Executive Officer, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations.  As of December 31, 2010, we maintained $500,000 of key officer life insurance on Mr. Hays.  Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business.  Currently, we do not have employment agreements with our officers or our other key personnel.  Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us.  Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases.  We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

The Company is leasing 2,600 square feet of office space in Markham, Ontario, 5,100 square feet of office space in San Diego, California and 8,900 square feet of office space in Seattle, Washington.  The Company also leased 8,500 square feet of office space in Wausau, Wisconsin until February 1, 2011.

Item 3.                    Legal Proceedings

The Company is not subject to any material pending litigation.

PART II

Item 5.                    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $0.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.”  The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2009, through December 31, 2010:

	High	Low	Dividends Declared Per Common Share
2009 Quarter Ended:
March 31	$29.01	$19.48	$.16
June 30	$28.10	$23.10	$.16
September 30	$26.74	$23.55	$.16
December 31	$25.30	$20.32	$.16

2010 Quarter Ended:
March 31	$25.91	$19.00	$.19
June 30	$27.50	$21.45	$.19
September 30	$26.90	$22.07	$.19
December 31	$35.33	$25.21	$.19

On March 10, 2011, there were approximately 26 shareholders of record and approximately 400 beneficial owners of the Common Stock.

In March 2005, the Company announced the commencement of a quarterly cash dividend.  Cash dividends of $5.1 million and $4.3 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2010 and 2009, respectively.  The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of December 31, 2010, the remaining number of shares that could be purchased under this authorization was 268,717.  There was no stock repurchased in the three month period ended December 31, 2010.

The following graph compares the cumulative 5-year total return provided shareholders on National Research Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2005, and its relative performance is tracked through December 31, 2010.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

	12/05	12/06	12/07	12/08	12/09	12/10

National Research Corporation	100.00	133.54	161.91	177.12	130.11	221.81
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                    Selected Financial Data

The selected statement of income data for the years ended December 31, 2010, 2009, and 2008, and the selected balance sheet data at December 31, 2010 and 2009, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2007 and 2006, and the balance sheet data at December 31, 2008, 2007, and 2006, are derived from audited consolidated financial statements not included herein.  The Company has made acquisitions and began recognizing share-based compensation expense during the five years covered by the selected statement financial data.  See Note 2 and Note 7 to the Company's consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$63,398	$57,692	$51,013	$48,923	$43,771
Operating expenses:
Direct expenses	24,635	24,148	23,611	21,801	19,445
Selling, general and administrative	20,202	16,016	12,728	13,173	12,158
Depreciation and amortization	4,704	3,831	2,685	2,583	2,260
Total operating expenses	49,541	43,995	39,024	37,557	33,863
Operating income	13,857	13,697	11,989	11,366	9,908
Other expense	(542)	(580)	(6)	(248)	(402)
Income before income taxes	13,315	13,117	11,983	11,118	9,506
Provision for income taxes	4,816	4,626	4,538	4,278	3,622
Net income	$8,499	$8,491	$7,445	$6,840	$5,884

Net income per share - basic	$1.28	$1.28	$1.11	$1.00	$0.86
Net income per share - diluted	$1.26	$1.26	$1.09	$0.98	$0.85
Dividends per share	$0.76	$0.64	$0.56	$0.48	$0.40
Weighted average shares outstanding – basic	6,637	6,637	6,685	6,850	6,836
Weighted average shares outstanding – diluted	6,735	6,723	6,831	7,011	6,954

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Working capital deficiency	$(8,809)	$(4,432)	$(10,650)	$(2,384)	$(1,482)
Total assets	95,770	72,499	72,145	61,869	61,532
Total debt and capital lease obligations, including current portion	16,599	7,719	12,954	2,993	11,093
Total shareholders’ equity	$48,584	$44,171	$38,598	$42,286	$36,751

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 30 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services addresses the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, NRC has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, NRC is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

Acquisitions

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of OCS, a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The acquisition provides the Company with an entry in the home health and hospice markets through OCS’s customer relationships with home healthcare and hospice providers and expands the Company's service offerings across the continuum of care.  Goodwill related to the acquisition of OCS primarily relates to intangible assets that do not qualify for separate recognition, including the depth and knowledge of management.  The all-cash consideration paid at closing was $15.3 million, net of $1.0 million cash received.

On December 19, 2008, the Company acquired MIV, a leading provider of quality and performance improvement solutions to the senior care profession.  MIV offers resident, family and employee satisfaction measurement and improvement products to the long-term care, assisted and independent living markets in the United States.  MIV works with over 8,000 senior care providers throughout the United States housing what the Company believes is the largest dataset of senior care satisfaction metrics in the nation.  The consideration paid at closing for MIV included payment of $11,500,000 in cash and $440,000 of direct expenses capitalized as purchase price.  The merger agreement under which the Company acquired MIV provides for contingent earn-out payments of which $581,000 of the 2009 and 2010 earn-outs was included in this amount.

On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,000.  The recording of this asset purchase increased customer-related intangibles by $260,000 and deferred revenue by $11,000.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2010 include:
  Revenue recognition;
  Valuation of goodwill and identifiable intangible assets; and
  Income taxes.

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include performance measurement and improvement services, healthcare analytics and governance education services.  The Company provides these services to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty.  The Company also derives some revenue from its custom and other research projects.

Certain contracts are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project.  Revenue and direct expenses for services provided under these contracts are recognized under the proportional performance method.  Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting.  The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly.  Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method.  If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

Services are also provided under subscription-based service agreements.  The Company recognizes subscription-based service revenue over the period of time the service is provided.  Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

The Company also derives revenue from hosting arrangements where our propriety software is offered as a service to our customers through our data processing facilities.  The Company’s revenue also includes software-related revenue for software license revenue, installation services, post-contract support (maintenance) and training.  Software-related revenue is recognized in accordance with the provisions of ASC 985-605, Software-Revenue Recognition.

Hosting arrangements to provide customers with access to the Company’s propriety software are marketed under long-term arrangements, generally over periods of one to three years.  Under these arrangements, the customer is not provided the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty, and the customer is not provided the right to run the software on their own hardware or contract with another party unrelated to us to host the software.  Upfront fees for set-up services are typically billed for our hosting arrangements.  However, these arrangements do not qualify for separation from the ongoing hosting services due to the absence of standalone value for the set-up services.  Therefore, we account for these arrangements as service contracts and recognize revenue ratably over the hosting service period when all other conditions to revenue are met.  Other conditions that must be met before the commencement of revenue recognition include achieving evidence of an arrangement, determining that the collection of the revenue is probable, and determining that fees are fixed and determinable.

The Company’s software arrangements typically involve the sale of a time-based license bundled with installation services, post-contract support (“PCS”) and training.  License terms range from one year to three years and require an annual fee for bundled elements of the arrangement.  PCS is also contractually provided for a period that is co-terminus with the term of the time-based license.  The Company’s installation services are not considered to be essential to the functionality of the software license.  The Company does not achieve vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements of its software arrangements (primarily PCS) and, therefore, these arrangements are accounted for as a single unit of accounting with revenue recognized ratably over the minimum bundled PCS period.

The Company’s revenue arrangements (not involving software elements) may include multiple elements.   In assessing the separation of revenue for elements of such arrangements, we first determine whether each delivered element has standalone value based on whether we or other vendors sell the services separately.   We also consider whether there is sufficient evidence of the fair value of the elements in allocating the fees in the arrangement to each element.  Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue.

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is reviewed for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

All of the Company’s goodwill is allocated to its reporting units.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company tests goodwill for impairment.  There are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data as well as Company-specific risk factors.  Operational management develop growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  On the evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be determined and measured based on the estimated fair value of goodwill as compared to its carrying value.  No impairments were recorded during the years ended December 31, 2010, 2009 or 2008.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part.  Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, the election to capitalize or expense costs incurred, and the probability of outcomes of uncertain tax positions.  It is possible that the various taxing authorities could challenge those judgments or positions and reach conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded.  In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2010	2009	2008	2010 over 2009	2009 over 2008

Revenue	100.0%	100.0%	100.0%	9.9%	13.1%
Operating expenses:
Direct expenses	38.8	41.9	46.3	2.0	2.3
Selling, general and administrative	31.9	27.8	24.9	26.1	25.8
Depreciation and amortization	7.4	6.6	5.3	22.8	42.7
Total operating expenses	78.1	76.3	76.5	12.6	12.7
Operating income	21.9%	23.7%	23.5%	1.2%	14.2%

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Revenue.  Revenue increased 9.9% in 2010 to $63.4 million from $57.7 million in 2009.  The acquisition of OCS accounted for $3.0 million of the increase with the remainder due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses increased 2% to $24.6 million in 2010 from $24.1 million in 2009.  The primary reason for the increase in direct expenses was due to the acquisition of OCS, which added approximately $1.4 million, and investment in a new business unit, Illuminate, offset by increased use of more cost-efficient survey methodology, as well as staffing reductions.  Direct expenses decreased as a percentage of revenue to 38.8% in 2010, from 41.9% during the same period of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 26.1% to $20.2 million in 2010 from $16.0 million in 2009.  The increase was primarily due to the addition of OCS (adding $1.0 million), $312,000 in acquisition and transition costs associated with the acquisition of OCS, investment in a new product development, expansion of the sales force, and the addition of several executives in various leadership roles.  Selling, general and administrative expenses increased as a percentage of revenue to 31.9% in 2010 from 27.8% in 2009, mainly due to sales expansion efforts in 2010 throughout the Company, acquisition and transition costs associated with OCS and investment in a new product development.

Depreciation and amortization.  Depreciation and amortization expenses increased 22.8% to $4.7 million in 2010 from $3.8 million in 2009.  Depreciation and amortization increased as a percentage of revenue to   7.4% in 2010 from 6.6% in 2009.  Approximately $351,000 of the increase was related to the acquisition of OCS, with the remainder primarily due to a large software project that was placed into service at the end of 2009.

Provision for income taxes.  The provision for income taxes totaled $4.8 million (36.2% effective tax rate) for 2010 compared to $4.6 million (35.3% effective tax rate) for 2009.  The effective tax rate was higher in 2010 due to an adjustment to deferred tax balances based on higher projected federal taxable rates and a decrease in research and development tax credits.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenue.  Revenue increased 13.1% in 2009 to $57.7 million from $51.0 million in 2008.  This was primarily due to the acquisition of MIV in December 2008.

Direct expenses.  Direct expenses increased 2.3% to $24.1 million in 2009 from $23.6 million in 2008.  The change was mainly due to increased costs of servicing the additional revenue from the MIV business, partially offset by the reductions in costs of servicing decreased revenue in other areas of the Company.  Direct expenses decreased as a percentage of revenue to 41.9% in 2009 from 46.3% in 2008, primarily due to MIV’s current business model with direct expenses as a percentage of revenue lower than the other operating business units of the Company and growth in margin in the Ticker division.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 25.8% to $16.0 million in 2009 from $12.7 million in 2008.  The change was primarily due to increases in expenses related to the MIV acquisition and expansions in the sales force.  Selling, general and administrative expenses increased as a percentage of revenue to 27.8% in 2009 from 24.9% in 2008, mainly due to sales expansion efforts in the latter portion of 2009 throughout the Company.

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

Inflation and Changing Prices

Inflation and changing prices have not had a material impact on revenue or net income in the last three years.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.  Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $8.8 million on December 31, 2010, compared to a $4.4 million working capital deficiency on December 31, 2009.  The increase in the working capital deficiency was primarily due to a $5.8 million increase in deferred revenue, a $3.3 million increase in accrued expenses, accrued wages and accounts payable combined, and a $1.0 million increase in the current portion of notes payable, partially offset by a $4.0 million increase in accounts receivable and a $1.0 million increase in cash and cash equivalents.  The working capital deficiency balance is primarily due to a deferred revenue balance of $17.7 million and $11.9 million as of December 31, 2010 and 2009, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Provided by operating activities	$14,603	$13,666	$15,175
Used in investing activities	(16,980)	(3,002)	(15,264)
Provided by (used in) financing activities	3,254	(9,548)	(1,755)
Effect of exchange rate change on cash	130	287	(402)
Net increase (decrease) in cash and cash equivalents	1,007	1,403	(2,246)
Cash and cash equivalents at end of period	$3,519	$2,512	$1,109

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $14.6 million for the year ended December 31, 2010, which included net income of $8.5 million, plus non cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $6.1 million.

Net cash provided by operating activities was $13.7 million for the year ended December 31, 2009, which included net income of $8.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $6.2 million.  Changes in working capital reduced 2009 cash flows from operating activities by $1.0 million.

Net cash provided by operating activities was $15.2 million for the year ended December 31, 2008, which included net income of $7.4 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, tax benefit from exercise of stock options and non-cash stock compensation totaling $4.3 million.  Changes in working capital increased 2008 cash flows from operating activities by 3.5 million.

Cash Flows from Investing Activities

Net cash of $17.0 million was used for investing activities in the year ended December 31, 2010.  Cash of $15.3 million was used for the acquisition of OCS and $172,000 was paid under the earn-out related to the MIV acquisition.  Cash of $1.5 million was used for the purchase of property and equipment.

Net cash of $3.0 million was used for investing activities in the year ended December 31, 2009.  Earn-out payments related to the MIV acquisition approximated $100,000 and purchases of property and equipment totaled $2.9 million.

Net cash of $15.3 million was used for investing activities in the year ended December 31, 2008.  Cash of $12.6 million was used for the acquisition of MIV.  Cash of $2.8 million was used for the purchase of property and equipment, which was offset by approximately $100,000 from proceeds from the maturity of available-for-sale securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.3 million in the year ended December 31, 2010.  Cash was generated from borrowings under the term note and revolving credit note totaling $11.3 million.  Proceeds from the exercise of stock options provided cash of $274,000.  Cash was used to pay dividends of $5.1 million, repay borrowings under the term note and revolving credit note totaling $2.8 million, and repurchases of the Company’s common stock for $399,000.

Net cash used in financing activities was $9.5 million in the year ended December 31, 2009.  Cash was generated from borrowings under the term note and revolving credit note totaling $4.9 million.  Cash was used to pay dividends of $4.3 million and repay borrowings under the term note and revolving credit note totaling $10.1 million.

Net cash used in financing activities was $1.8 million in the year ended December 31, 2008.  Cash was generated from borrowings under the term note and revolving credit note totaling $18.6 million.  Proceeds from the exercise of stock options and the tax benefit on the exercise of stock options and vested restricted stock favorably impacted cash by $731,000 and $680,000, respectively.  Cash was used to repurchase the Company’s common stock for $9.0 million, repay borrowings under the term note and revolving credit note totaling $9.0 million, and pay dividends of $3.8 million.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $130,000, $287,000 and ($402,000) in the years ended December 31, 2010, 2009 and 2008, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2010, were $2.3 million. Cash paid for these expenditures was $1.5 million. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases in 2011 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2010, was $6.6 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2010, was $9.6 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2010, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note, following an addendum to the note in March 2008, is $6.5 million.  The revolving credit note was renewed in July 2010 to extend the term to June 30, 2011.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2011.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  1) 2.5% plus the daily reset one-month LIBOR rate, or 2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of December 31, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2010.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments, paid in February 2011 and 2010 were $1.6 million and $172,000, respectively, net of closing valuation adjustments and were recorded as additions to goodwill.  The Company currently estimates that the 2011 earn-out could be approximately $2.6 million and expects to fund this through cash flow from operations.

Debt assumed through the MIV acquisition included $90,000 in capital leases for production and mailing equipment through 2011.  The Company also assumed capital leases of $42,000 in connection with its acquisition of OCS for computer equipment through 2012. The capital leases meet capitalization requirements because the lease terms exceed more than 75% of the related assets’ estimated useful lives.  Equipment is depreciated over the lease terms.  The Company also purchased operational inserting equipment for $389,000 through a capital lease arrangement.   The lease began November 1, 2010, for a five year term with a bargain purchase option.  The equipment is being depreciated over seven years, the estimated useful life of the asset.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2010:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases(1)	$1,709	$560	$870	$279	$--
Capital leases	536	150	208	178	--
Uncertain tax positions(2)	269	--	--	--	--
Long-term debt	17,534	2,416	15,118	--	--
Total	$20,048	$3,126	$16,196	$457	$--

(1)
The Company terminated its lease for MIV’s Wausau office space in February 2011 for a lump-sum payment of $267,000. Contractual amounts as of December 31, 2010, included in the table that will not be required as a result of the termination are $130,000 less than one year and $281,000 in one to three years.

(2)
We have $269,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments.  The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $4.4 million to $48.6 million in 2010, from $44.2 million in 2009.  The increase was primarily due to net income of $8.5 million and non-cash stock compensation expense of $779,000, offset by dividends paid of $5.1 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of December 31, 2010, the remaining number of shares that could be purchased under this authorization was 268,717.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Adoption of New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended fair value guidance to require companies to make new disclosures about recurring and/or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 measurements.  This guidance was effective for annual or interim reporting periods beginning after December 15, 2009.  The adoption of this pronouncement has not had an effect on the consolidated financial statements as it pertains only to disclosure requirements.  In addition, as part of this guidance and effective for annual or interim reporting periods beginning after December 15, 2010, disclosure of purchases, sales, issuances and settlement of assets must be on a gross basis for Level 3 measurements, where currently it is on a net basis.  Also, the level of disaggregation will be increased by “class” instead of “major category.”  The adoption of this pronouncement has not had an effect on the consolidated financial statements as it pertains to only disclosure requirements.

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and requires the use of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  The Company plans to adopt this guidance on January 1, 2011, and is assessing the potential impact on its financial position and results of operations.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates.  It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date.  It translates its revenue and expenses at the average exchange rate during the period.  The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Foreign currency translation gains (losses) were $339,000, $775,000, and ($937,000) in 2010, 2009, and 2008, respectively.  Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility. As of December 31, 2010, the analysis indicated that such a movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.                    Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2010.  This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2010	Sept 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept 30, 2009	June 30, 2009	Mar. 31, 2009

Revenue	$15,883	$16,006	$14,139	$17,370	$13,841	$13,517	$13,594	$16,740
Direct expenses	6,264	6,038	5,877	6,456	5,384	5,522	6,114	7,128
Selling, general and administrative	5,938	5,250	4,545	4,469	4,204	3,796	3,887	4,129
Depreciation and amortization	1,322	1,225	1,059	1,098	929	901	891	1,110
Operating income	2,359	3,493	2,658	5,347	3,324	3,298	2,702	4,373
Other expense	(200)	(160)	(42)	(140)	(134)	(166)	(183)	(97)
Provision for income taxes	590	1,191	956	2,079	951	1,138	910	1,627
Net income	$1,569	$2,142	$1,660	$3,128	$2,239	$1,994	$1,609	$2,649
Net income per share – basic	$0.24	$0.32	$0.25	$0.47	$0.34	$0.30	$0.24	$0.40
Net income per share – diluted	$0.23	$0.32	$0.25	$0.47	$0.33	$0.30	$0.24	$0.39
Weighted average shares outstanding – basic	6,644	6,632	6,634	6,640	6,639	6,637	6,637	6,633
Weighted average shares outstanding – diluted	6,780	6,727	6,732	6,711	6,725	6,735	6,734	6,713

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Lincoln, Nebraska
March 25, 2011

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	2010	2009
Current assets:
Cash and cash equivalents	$3,519	$2,512
Trade accounts receivable, less allowance for doubtful accounts of $337 and $279, respectively	9,172	5,214
Unbilled revenue	1,115	1,173
Prepaid expenses and other	1,347	1,864
Recoverable income taxes	1,277	803
Deferred income taxes	911	98
Total current assets	17,341	11,664

Net property and equipment	14,482	13,975
Intangible assets, net	8,638	6,883
Goodwill	55,133	39,924
Other	176	53

Total assets	$95,770	$72,499

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,827	$783
Accounts payable	956	598
Accrued wages, bonus and profit sharing	4,315	1,926
Accrued expenses	1,351	881
Deferred revenue	17,701	11,907
Total current liabilities	26,150	16,095

Notes payable, net of current portion	14,333	6,876
Deferred income taxes	6,193	5,126
Deferred revenue	184	204
Other long term liabilities	326	27
Total liabilities	47,186	28,328

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,044,855 in 2010 and 8,018,044 in 2009, outstanding 6,668,574 in 2010 and 6,662,111 in 2009	8	8
Additional paid-in capital	28,970	27,871
Retained earnings	41,343	37,905
Accumulated other comprehensive income, net of taxes	1,108	769
Treasury stock, at cost; 1,376,281 shares in 2010 and 1,355,933 shares in 2009	(22,845)	(22,382)
Total shareholders’ equity	48,584	44,171

Total liabilities and shareholders’ equity	$95,770	$72,499

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	2010	2009	2008

Revenue	$63,398	$57,692	$51,013

Operating expenses:
Direct expenses	24,635	24,148	23,611
Selling, general and administrative	20,202	16,016	12,728
Depreciation and amortization	4,704	3,831	2,685
Total operating expenses	49,541	43,995	39,024

Operating income	13,857	13,697	11,989

Other income (expense):
Interest income	6	2	42
Interest expense	(491)	(405)	(139)
Other, net	(57)	(177)	91

Total other expense	(542)	(580)	(6)

Income before income taxes	13,315	13,117	11,983

Provision for income taxes	4,816	4,626	4,538

Net income	$8,499	$8,491	$7,445

Net income per share - basic	$1.28	$1.28	$1.11
Net income per share - diluted	$1.26	$1.26	$1.09

Weighted average shares and shares equivalent outstanding - basic	6,637	6,637	6,685
Weighted average shares and shares equivalent outstanding - diluted	6,736	6,723	6,831

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balances at December 31, 2007	$8	$23,509	$30,003	$931	$(12,165)	$42,286,
Purchase of 395,558 shares of treasury stock	--	--	--	--	(10,133)	(10,133)
Issuance of 144,614 common shares for the exercise of stock options	--	1,856	--	--	--	1,856
Tax benefit from the exercise of options and vested restricted stock	--	836	--	--	--	836
Cancellation of 7,981 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	1,016	--	--	--	1,016
Dividends declared of $0.56 per common share	--	--	(3,771)	--	--	(3,771)
Comprehensive income Change in cumulative translation adjustment	--	--	--	(937)	--	(937)
Net Income	--	--	7,445	--	--	7,445
Total comprehensive income	--	--	--	--	--	6,508
Balances at December 31, 2008	$8	$27,217	$33,677	$(6)	$(22,298)	$38,598
Purchase of 3,528 shares of treasury stock	--	--	--	--	(84)	(84)
Issuance of 2,023 common shares for the exercise of stock options	--	18	--	--	--	18
Tax benefit from the exercise of options and vested restricted stock	--	17	--	--	--	17
Cancellation of 3,901 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	619	--	--	--	619
Dividends declared of $0.64 per common share	--	--	(4,263)	--	--	(4,263)
Comprehensive income Change in cumulative translation adjustment	--	--	--	775	--	775
Net income	--	--	8,491	--	--	8,491
Total comprehensive income	--	--	--	--	--	9,266
Balances at December 31, 2009	$8	$27,871	$37,905	$769	$(22,382)	$44,171
Purchase of 20,349 shares of treasury stock	--	--	--	--	(463)	(463)
Issuance of 17,573 common shares for the exercise of stock options	--	274	--	--	--	274
Tax benefit from the exercise of options and vested restricted stock	--	46	--	--	--	46
Issuance of 9,238 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	779	--	--	--	779
Dividends declared of $0.76 per common share	--	--	(5,061)	--	--	(5,061)
Comprehensive income Change in cumulative translation adjustment	--	--	--	339	--	339
Net income	--	--	8,499	--	--	8,499
Total comprehensive income	--	--	--	--	--	8,838
Balances at December 31, 2010	$8	$28,970	$41,343	$1,108	$(22,845)	$48,584

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$8,499	$8,491	$7,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,704	3,831	2,686
Deferred income taxes	614	1,733	430
Loss on sale of property and equipment	1	1	--
Tax benefit from exercise of stock options	33	--	156
Non-cash stock compensation expense	779	619	1,016
Change in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,489)	1,396	637
Unbilled revenue	91	(315)	603
Prepaid expenses and other	1,854	(516)	(155)
Accounts payable	(1,391)	(278)	(408)
Accrued expenses, wages, bonus and profit sharing	113	(73)	6
Income taxes payable and recoverable	(442)	(326)	(249)
Deferred revenue	2,237	(897)	3,008
Net cash provided by operating activities	14,603	13,666	15,175

Cash flows from investing activities:
Purchases of property and equipment	(1,539)	(2,909)	(2,812)
Acquisitions, net of cash acquired and earn-out on acquisitions	(15,441)	(93)	(12,551)
Proceeds from the maturities of securities available-for-sale	--	--	99
Net cash used in investing activities	(16,980)	(3,002)	(15,264)

Cash flows from financing activities:
Proceeds from notes payable	11,300	4,916	18,564
Payments on notes payable	(2,799)	(10,108)	(8,952)
Payments on capital lease obligations	(43)	(44)	--
Proceeds from exercise of stock options	274	18	731
Tax benefit on exercise of stock options and vested restricted stock	46	17	680
Purchase of treasury stock	(399)	(84)	(9,007)
Repurchase of restricted shares for payroll tax withholdings	(64)	--	--
Payment of dividends on common stock	(5,061)	(4,263)	(3,771)
Net cash provided by (used in) financing activities	3,254	(9,548)	(1,755)

Effect of exchange rate changes on cash	130	287	(402)

Net increase (decrease) in cash and cash equivalents	1,007	1,403	(2,246)

Cash and cash equivalents at beginning of period	2,512	1,109	3,355

Cash and cash equivalents at end of period	$3,519	$2,512	$1,109

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$497	$498	$122
Income taxes	$4,549	$2,999	$3,502

Supplemental disclosures of non-cash investing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2010, 2009 and 2008 was $389,000, $0 and $0, respectively.

In connection with the Company’s Equity Incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price.  The total non-cash stock options exercised was $-0-, $-0- and $1.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                           Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company’s ten largest clients accounted for 19%, 19%, and 24% of the Company’s total revenue in 2010, 2009, and 2008, respectively.

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

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include performance measurement and improvement services, healthcare analytics and governance education services.  The Company provides these services to its clients under annual client service contracts, although such contracts are generally cancelable on short or no notice without penalty.  The Company also derives some revenue from its custom and other research projects.

Certain contracts are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project.  Revenue and direct expenses for services provided under these contracts are recognized under the proportional performance method.   Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting.  The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly.  Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method.  If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

Services are also provided under subscription-based service agreements.  The Company recognizes subscription-based service revenue over the period of time the service is provided.  Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

The Company also derives revenue from hosting arrangements where our propriety software is offered as a service to our customers through our data processing facilities.  The Company’s revenue also includes software-related revenue for software license revenue, installation services, post-contract support (maintenance) and training.  Software-related revenue is recognized in accordance with the provisions of ASC 985-605, Software-Revenue Recognition.

Hosting arrangements to provide customers with access to the Company’s propriety software are marketed under long-term arrangements generally over periods of one to three years.  Under these arrangements, the customer is not provided the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty, and the customer is not provided the right to run the software on their own hardware or contract with another party unrelated to us to host the software.  Upfront fees for set-up services are typically billed for our hosting arrangements,  however, these arrangements do not qualify for separation from the ongoing hosting services due to the absence of standalone value for the set-up services.  Therefore, we account for these arrangements as service contracts and recognize revenue ratably over the hosting service period when all other conditions to revenue are met.  Other conditions that must be met before the commencement of revenue recognition include achieving evidence of an arrangement, determining that the collection of the revenue is probable, and determining that fees are fixed and determinable.

The Company’s software arrangements typically involve the sale of a time-based license bundled with installation services, post-contract support (“PCS”) and training.  License terms range from one year to three years, and require an annual fee for bundled elements of the arrangement.  PCS is also contractually provided for a period that is co-terminus with the term of the time-based license.  The Company’s installation services are not considered to be essential to the functionality of the software license.  The Company does not achieve vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements of its software arrangements (primarily PCS) and, therefore, these arrangements are accounted for as a single unit of accounting with revenue recognized ratably over the minimum bundled PCS period.

The Company’s revenue arrangements (not involving software elements) may include multiple elements.  In assessing the separation of revenue for elements of such arrangements, we first determine whether each delivered element has standalone value based on whether we, or other vendors, sell the services separately.  We also consider whether there is sufficient evidence of the fair value of the elements in allocating the fees in the arrangement to each element.  Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represent contingent revenue.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives.  Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized.  Costs for training and application maintenance are expensed as incurred.  The Company has capitalized approximately $900,000, $450,000 and $493,000, of internal and external costs incurred for the development of internal-use software for the years ended December 31, 2010, 2009 and 2008, respectively, with such costs classified as property and equipment.

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

Leases are categorized as operating or capital at the inception of the lease.  Assets under capital lease obligations are reported at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term.  The Company depreciates capital lease assets without transfer-of-ownership or bargain-purchase-options using the straight-line method over the lease terms, excluding any lease renewals, unless the lease renewals are reasonably assured.  Capital lease assets with transfer-of-ownership or bargain-purchase-options are depreciated using the straight-line method over the assets’ estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairments were recorded during the years ended December 31, 2010, 2009 or 2008.

Among others, management believes the following circumstances are important indicators of potential impairment of such assets and as a result may trigger an impairment review:
  Significant underperformance in comparison to historical or projected operating results;
  Significant changes in the manner or use of acquired assets or the Company’s overall strategy;

  Significant negative trends in the Company’s industry or the overall economy;
  A significant decline in the market price for the Company’s common stock for a sustained period; and
  The Company’s market capitalization falling below the book value of the Company’s net assets.
Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.   Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is reviewed for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

All of the Company’s goodwill is allocated to its reporting units.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company tests goodwill for impairment.  There are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data as well as Company-specific risk factors.  Operational management develops growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  On these evaluation dates, to the extent that the carrying value of the net assets of the Company’s reporting units having goodwill is greater than the estimated fair value, impairment charges will be determined and measured based on the estimated fair value of goodwill as compared to its carrying value.  No impairments were recorded during the years ended December 31, 2010, 2009 or 2008.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives.   During the years ended December 31, 2010, 2009 and 2008, the Company recorded income tax benefits relating to these tax credits of $251,000, $189,000, and $0.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2010 and 2009 of $269,000 and $541,000, respectively excluding interest of $31,000 and $3,000, respectively and no penalties.  Of this amount, $269,000 and $78,000 at December 31, 2010 and 2009, respectively represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company is not subject to tax examinations for years prior to 2007 in the U.S. and 2006 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2010	2009	2008
	(In thousands)
Amounts charged against income, before income tax benefit	$779	$619	$1,016
Amount of related income tax benefit	309	238	391
Total net income impact	$470	$381	$625

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents were $2.8 million as of December 31, 2010, consisting of money market funds, and $2.5 million as of December 31, 2009, consisting of U.S. government notes of $1.6 million and money market funds of $930,000.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2010: Money Market Funds	$2,790	$--	$--	$2,790
As of December 31, 2009: Money Market Funds	$930	$--	$--	$930
U.S. Government notes	--	1,560	--	1,560
Total	$930	$1,560	$--	$2,490

The Company's long-term debt is recorded at historical cost.  The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	December 31, 2010	December 31, 2009
	(In thousands)
Total carrying amount of long-term debt	$16,160	$7,659
Estimated fair value of long-term debt	$16,305	$7,642

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).    As of December 31, 2010 and 2009 there was no impairment related to property and equipment, goodwill and other intangible assets.

Earnings Per Share

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock.  At December 31, 2010, 2009 and 2008, the Company had 384,652, 247,603 and -0- options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2010	2009	2008
	(In thousands)
Common stock	6,637	6,637	6,685
Dilutive effect of options	87	74	131
Dilutive effect of restricted stock	12	12	15
Weighted average shares used for dilutive per share information	6,736	6,723	6,831

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholder’s equity.  For the years ended December 31, 2010 and 2009, accumulated other comprehensive income (loss) was $1.1 million and $769,000, respectively, consisting solely of changes in the cumulative translation adjustment.

Segment Information

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute (“TGI”), which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States;  My InnerView (“MIV”), which provides quality and performance improvement solutions to the senior care industry; and  Illuminate, a new patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.  On August 3, 2010, the Company acquired Outcome Concept Systems, Inc. (“OCS”), a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers, that has been merged into the MIV operating segment.

Adoption of New Accounting Pronouncements

In January 2010, the FASB amended fair value guidance to require companies to make new disclosures about recurring and/or non-recurring fair value measurements including significant transfers into and out of Level 1 and Level 2 measurements.  This guidance was effective for annual or interim reporting periods beginning after December 15, 2009.  The adoption of this pronouncement has not had an effect on the consolidated financial statements as it pertains only to disclosure requirements.  In addition, as part of this guidance and effective for annual or interim reporting periods beginning after December 15, 2010,  disclosure of purchases, sales, issuances and settlement of assets must be on a gross basis for Level 3 measurements, where currently it is on a net basis.  Also, the level of disaggregation will be increased by “class” instead of “major category.”  The adoption of this pronouncement has not had an effect on the consolidated financial statements as it pertains to only disclosure requirements.

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and requires the use of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.   The Company plans to adopt this guidance on January 1, 2011, and is assessing the potential impact on its financial position and results of operations.

(2)                           Acquisitions

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of OCS, a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The acquisition provides the Company with an entry in the home health and hospice markets through OCS’s customer relationships with home healthcare and hospice providers and expands the Company's service offerings across the continuum of care.  Goodwill related to the acquisition of OCS primarily relates to intangible assets that do not qualify for separate recognition including the depth and knowledge of management.  The all-cash consideration paid at closing was
$15.3 million, net of $1.0 million cash received.  Of the purchase price, $1.6 million was deposited into an escrow for indemnification, working capital adjustments and certain other potential claims or expenses following closing.  During the fourth quarter of 2010, the Company finalized the valuation and purchase allocation.  The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

Amount of Identified Assets Acquired and Liabilities Assumed
(In thousands)
Current Assets	$3,615
Property and equipment	1,632
Customer relationships	2,330
Trade name	330
Non-compete Agreements	430
Goodwill	13,502
Total acquired assets	21,839

Current liabilities	6,310
Long-term liabilities	260
Total liabilities assumed	6,570

Net assets acquired	$15,269

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 8.5 years.  The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $13.5 million of goodwill.  The goodwill and identifiable intangible assets are non-deductible for tax purposes.  No residual value was estimated for intangible assets.

The consolidated financial statements as of December 31, 2010, and for the year then ended, include amounts acquired from, as well as the results of operations of, OCS from August 3, 2010, forward.  Results of operations for the year ended December 31, 2010, include revenue of $3.0 million and operating income of $221,000 attributable to OCS since its acquisition.  Acquisition-related costs included in selling, general and administrative expenses for the year ended December 31, 2010, approximated $312,000.  The following unaudited pro forma information for the Company has been prepared as if the acquisition of OCS had occurred on January 1, 2009.  The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.  The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

	Year Ended December 31,
	2010	2009
	(in thousands)
Revenue	$67,341	$63,457
Net income	$7,664	$7,198

Net income per share - basic	$1.15	$1.08
Net income per share - diluted	$1.14	$1.07

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

During the year ended December 31, 2009, the Company adjusted the initial purchase price allocation resulting in a net increase to goodwill of $240,000, which was due to additional contingent consideration earned of $795,000, deferred tax adjustments of $630,000, and allowance for doubtful accounts of $75,000.  During the year ended December 31, 2010, the Company increased goodwill by $1.6 million to record additional earn-out payment requirements which were paid in February 2011.

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

2008
(In thousands, except per share amounts) (Unaudited )
Revenue	$58,008
Net income	$7,457
Earnings per share - basic	$1.12
Earnings per share - diluted	$1.09

(3)                           Property and Equipment

At December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
	(In thousands)
Furniture and equipment	$3,165	$2,639
Computer equipment and software	15,721	16,911
Building	9,367	9,130
Land	425	425
	28,678	29,105
Less accumulated depreciation and amortization	14,196	15,130
Net property and equipment	$14,482	$13,975

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2010, 2009, and 2008 was $3.4 million, $2.7 million, and $1.8 million, respectively.

Property and equipment included the following amounts under capital lease:

	2010	2009
	(In thousands)
Furniture and equipment	$411	$22
Computer equipment and software	47	--
	458	22
Less accumulated amortization	38	8
Net assets under capital lease	$420	$14

(4)                           Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2010 and 2009:

	2010	2009	Useful Life
	(In thousands)
Goodwill	$55,133	$39,924	--
Non-amortizing other intangible assets:
Trade name	1,191	1,191	--
Amortizing other intangible assets:
Customer related intangibles	10,520	8,174	5 - 15 years
Non-competes	430	--	3 years
Trade names	1,902	1,572	5 - 10 years
Total other intangible assets,	14,043	10,937
Less accumulated amortization	5,405	4,054
Other intangible assets, net	$8,638	$6,883

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2010, 2009, and 2008 (in thousands):

Balance as of December 31, 2007	$31,051
MIV acquisition	8,833
Foreign currency translation	(608)
Balance as of December 31, 2008	$39,276
Foreign currency translation	408
MIV deferred tax adjustments	(630)
MIV allowance for doubtful accounts	75
MIV contingent consideration earned	795
Balance as of December 31, 2009	$39,924
MIV contingent consideration earned	1,565
OCS acquisition	13,502
Foreign currency translation	142
Balance as of December 31, 2010	$55,133

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments, paid in February 2011 and 2010, respectively were $1.6 million and $172,000, respectively, net of closing valuation adjustments and were recorded as additions to goodwill.

On April 1, 2008, approximately 10 customer contracts were purchased from SQ Strategies for $249,000.  The recording of this purchase increased customer related intangibles by $260,000 and deferred revenue by $11,000.

Aggregate amortization expense for customer related intangibles, trade names and non-competes for the year ended December 31, 2010, was $1.3 million.  Estimated amortization expense for the next five years is: 2011—$1.6 million; 2012—$1.3 million; 2013—$954,000; 2014—$842,000; 2015—$789,000; thereafter $2.0 million.

(5)                           Income Taxes

For the years ended December 31, 2010, 2009, and 2008, income before income taxes consists of the following:

	2010	2009	2008
U.S. Operations	$11,353	$11,497	$10,406
Foreign Operations	1,962	1,620	1,577
	$13,315	$13,117	$11,983

Income tax expense consisted of the following components:

	Current	Deferred	Total
2010:
Federal	$3,450	$458	$3,908
Foreign	477	28	505
State	275	128	403
Total	$4,202	$614	$4,816
2009:
Federal	$2,433	$1,109	$3,542
Foreign	532	3	535
State	(21)	570	549
Total	$2,944	$1,682	$4,626
2008:
Federal	$2,963	$350	$3,313
Foreign	549	(5)	544
State	596	85	681
Total	$4,108	$430	$4,538

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 34% on pretax income was as follows:

	2010	2009	2008

Expected federal income taxes	$4,527	$4,460	$4,074
Foreign tax rate differential	(59)	(16)	(8)
State income taxes, net of federal benefit and state tax credits	257	362	449
Federal tax credits	(110)	(183)	(51)
Uncertain tax positions	72	27	--
Deferred tax adjustment due to projected rates	138	--	--
Valuation allowance	2	18	--
Other	(11)	(42)	74
Total	$4,816	$4,626	$4,538

Deferred tax assets and liabilities at December 31, 2010 and 2009, were comprised of the following:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$129	$105
Accrued expenses	298	248
Share based compensation	1,261	1,034
Capital loss carryforward	1,287	47
Net operating loss	1,376
Other	215	--
Gross deferred tax assets	4,566	1,434
Less Valuation Allowance	(1,287)	(47)
Deferred tax assets	3,279	1,387

Deferred tax liabilities:
Prepaid expenses	281	188
Property and equipment	2,169	1,602
Intangible assets	6,111	4,282
Other	--	343
Deferred tax liabilities	8,561	6,415
Net deferred tax liabilities	$(5,282)	$(5,028)

In assessing the realizablility of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income, carry-back opportunities and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded.  The net impact on income tax expense related to changes in the valuation allowance for 2010, 2009 and 2008, were $2,000, $18,000 and $0, respectively.  The current year change relates to increases to the valuation allowance for capital loss carryforwards.

The Company has capital loss carryforwards of $3.2 million which will begin to expire in 2011.  A total of $3.2 million of the capital loss carryforwards relate to the pre-acquisition periods of acquired companies.  The Company has provided a $1.3 million valuation allowance against the tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $5.6 million are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.  It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

The unrecognized tax benefit at December 31, 2010, was $269,000, excluding interest of $31,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will not decrease within the next 12 months.

The change in the unrecognized tax benefits for 2010 and 2009 is as follows:

	(In thousands)

Balance of unrecognized tax benefits at December 31, 2008	$	---
Increases for tax positions established during prior years		509
Increases for tax positions established for the current period		32
Balance of unrecognized tax benefits at December 31, 2009		$541
Increases for tax positions established during prior years		162
Decreases for tax positions established for the current period		(434)
Balance of unrecognized tax benefits at December 31, 2010		$269

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return.  The 2007 to 2010 U.S. federal and state returns remain open to examination.  The 2006 to 2010 Canada federal and provincial income tax returns remain open to examination.

(6)                           Notes Payable

Notes payable consisted of the following:

	2010	2009
	(In thousands)
Revolving credit note with US Bank, subject to borrowing base, matures June 30, 2011, maximum available $6.5 million	--	--
Note payable to US Bank refinanced as of July 2010 for $6.9 million, interest 3.79% fixed rate, 35 monthly scheduled principal and interest payments of $80,104, final balloon payment of interest and principal due July 31, 2013.	6,610	7,659
Note payable to US bank for $10 million, interest at a fixed rate of 3.79%, 35 monthly scheduled principal and interest payments of $121,190, final balloon payment of interest and principal due July 31, 2013.	9,550	--
Total notes payable	16,160	7,659
Less current portion	1,827	783
Note payable, net of current portion	$14,333	$6,876

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2010, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note in March 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in July 2010 to extend the term to June 30, 2011.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2011.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: 1) 2.5% plus the daily reset one-month LIBOR rate or 2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or 3) the bank’s Money Market Loan Rate.  As of December 31, 2010, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2010.

The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2010, are (in thousands):

	Total Payments	2011	2012	2013	2014	2015

Notes payable	$16,160	$1,827	$1,897	$12,436	$--	$--

(7)                           Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”).  The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At December 31, 2010, there were 3,770 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.  The Company has accounted for grants of 596,230 options under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  On May 7, 2009, the Board of Directors amended the plan to increase the number of shares of common stock authorized for issuance under the plan from 250,000 to 550,000 shares, and the Company’s shareholders approved the increase at the annual meeting on May 7, 2010.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At December 31, 2010, there were 229,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.  The Company has accounted for grants of 321,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).  The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant, and option terms are generally five to ten years.  Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant.   At December 31, 2010, there were 266,654 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.  The Company has accounted for grants of 333,346 options under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 273,812, 102,739 and 118,475 shares of the Company’s common stock during the years ended December 31, 2010, 2009 and 2008, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009	2008

Expected dividend yield at date of grant	2.86 to 3.09%	1.93-2.35%	1.87-2.11%
Expected stock price volatility	28.40 to 31.20%	24.2 to 30.2%	21.1-24.2%
Risk-free interest rate	1.55 to 2.56%	1.55 to 2.15%	3.18%
Expected life of options (in years)	4 to 6	4 to 6	4 to 6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	577,822	$22.06	--	--
Granted	273,812	$26.02	--	--
Exercised	(17,573)	$15.59	--	--
Outstanding at end of period	834,061	$23.49	6.98	$19,592
Exercisable at end of period	333,746	$20.97	5.27	$ 6,999

The weighted average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008, was $4.48, $5.72 and $5.67, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008, was $192,000, $28,000 and $2.3 million, respectively.  As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, which was expected to be recognized over a weighted average period of 3.45 years.

Cash received from stock options exercised for the years ended December 31, 2010, 2009 and 2008, was $274,000, $18,000, and $1.9 million, respectively.  The actual tax benefit realized for the tax deduction from stock options exercised was $43,000, $11,000 and $743,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, 2009 and 2008, the Company granted 9,238, -0- and -0- non-vested shares of common stock under the 2001 Equity Incentive Plan.  As of December 31, 2010, the Company had 22,636 non-vested shares of common stock outstanding under the Plan.  These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested.  The fair value of the awards is calculated as the fair market value of the shares on the date of grant.  The Company recognized $108,000, $178,000 and $220,000 of non-cash compensation for the years ended December 31, 2010, 2009 and 2008, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the year ended December 31, 2010:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	21,956	$21.68
Granted	9,238	$21.65
Vested	(8,558)	$23.37
Outstanding at end of period	22,636	$21.03

As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock awards was approximately $198,000 and is expected to be recognized over a weighted average period of 3.47 years.

(8)                           Restructuring and Severance Costs

The Company records restructuring liabilities that represent charges incurred in connection with consolidations, including operations from acquisitions.  These charges consist primarily of severance costs.  Severance charges are based on various factors including the employee’s length of service, contract provisions, and salary levels.  Expense for one-time termination benefits are accrued over each individual’s service period.  The Company records the expense based on its best estimate based upon detailed analysis.  Although significant changes are not expected, actual costs may differ from these estimates.

As part of the Company’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced plans to centralize MIV/OCS functions in Lincoln and Seattle and eliminate certain costs of the Wausau operation (the “2010 Restructuring Plan”).  In connection with the 2010 Restructuring Plan, the Company expects to incur aggregate costs of $143,000 for one-time termination benefits related to 14 employees. The Company recorded $143,000 in the year ended December 31, 2010, which is included in selling, general and administrative expenses.  The Company paid $106,000 in 2010 and the remaining $37,000 will be paid in the first quarter of 2011.

In connection with the acquisition of OCS, the Company reduced headcount from acquisition date levels.  OCS had pre-existing arrangements for severance with its associates at the date of acquisition.  Total severance related to 26 OCS associates approximated $347,000, including $333,000 of severance accruals included in the liabilities assumed at acquisition.  The Company recorded additional severance costs of $14,000 in the fourth quarter of 2010.  The Company paid $333,000 in 2010 and the remaining $14,000 will be paid in the first quarter of 2011.

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring liability at December 31, 2009	$-	$-	$-
Severance assumed in OCS acquisition	-	333	333
Accrual for severance and employee related costs	143	14	157
Payments	(106)	(333)	(439)
Balance, Restructuring liability at December 31, 2010	$37	$14	$ 51_

In February 2011, the Company vacated its office in Wausau, Wisconsin, and reached agreements to terminate the operating lease for its office in Wausau and other services.  As a result, the Company made lump-sum payments totaling $271,000, which are included in selling, general and administrative expenses in the first quarter of 2011.

(9)                           Leases

The Company leases printing equipment and services in the United States, and office space in Canada, Wisconsin, California and Washington.  The Company has recorded rent expense in connection with its operating leases of $691,000, $626,000 and $607,000 in 2010, 2009 and 2008, respectively.  The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases are:

As of December 31,	Capital Leases	Operating Leases
	(In thousands)
2011	$150	$560
2012	111	562
2013	97	308
2014	97	143
2015	81	136
Total minimum lease payments	536	$1,709
Less: amount representing interest	96
Present value of minimum lease payments	440
Less: current maturities included in accrued expenses	113
Capital lease obligations, net of current portion included in other long term liabilities	$327

(10)                         Related Party

A Board member of the Company also serves as a director of the Picker Institute.  The Company advanced $300,000 in each of 2004 and 2003 to the Picker Institute to fund designated research projects.  The advance was fully used by December 31, 2008.  During 2008, $171,000 was expensed on research work.

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $146,000, $108,000 and $79,000 in 2010, 2009 and 2008 respectively.

A former owner of OCS, and current associate of the Company, is also co-owner of EPIC Property Management LLC, the entity from which the Company leases office space for OCS.  The lease term began on August 3, 2010 and ends January 31, 2011.  The total of the rental and utility payments under the lease for the year ended December 31, 2010, was $84,000.

(11)                         Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement.  Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate.  Employer contributions, which are discretionary, vest to participants at a rate of 20% per year.  The Company contributed $168,000, $151,000 and $151,000 in 2010, 2009 and 2008, respectively, as a matching percentage of associate 401(k) contributions.

(12)                         Segment Information

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria.  Included in the table below is certain entity-wide information regarding the Company’s revenue by geographic areas for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)
United States	$58,598	$52,961	$46,841
Canada	4,800	4,731	4,172
Total	$63,398	$57,692	$51,013

As of December 31, 2010, long-lived assets, net total $14.5 million, which includes $14.3 million in the United States and $200,000 in Canada.  As of December 31, 2009, long-lived assets, net total $14.0 million, which includes $13.8 million in the United States and $200,000 in Canada.

(13)                         Subsequent Event

As discussed in Notes 8 and 9, in February 2011, the Company negotiated a lease termination for its office space in Wausau, Wisconsin.  A lump sum payment termination fee of $267,000 was paid in the first quarter of 2011.  Minimum operating lease payment included in Note 9 that will not be required due to the lease termination are $130,000 in 2011, $145,000 in 2012, and $136,000 in 2013.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                 Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference.  Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.  The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

Item 11.                 Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2010 Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at December 31, 2010,” “2010 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	834,061	$23.49	499,424	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	834,061	$23.49	499,424

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)
As of December 31, 2010, the Company had authority to award up to 161,854 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 3,770 as of December 31, 2010.  Under the  2006 Equity Incentive Plan, the Company had authority to award up to 158,647 additional shares of restricted Common Stock to participants under the 2006 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 266,654 as of December 31, 2010.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Corporate Governance” in the Proxy Statement and is hereby incorporated by reference.

Item 14.                  Principal Accountant Fees and Services

The information required by this Item is included under the caption “Miscellaneous—Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

1.
Consolidated financial statements.  The consolidated financial statements listed in the accompanying index to the consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.

2.
Financial statement schedule.  The financial statement schedule listed in the accompanying index to the consolidated financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Acquisition	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2008	$70	$69	$168	$66	$241
Year Ended December 31, 2009	241	75	138	175	279
Year Ended December 31, 2010	279	42	39	23	337

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 2011.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Hays	President, Chief Executive Officer and	March 25, 2011
Michael D. Hays	Director (Principal Executive Officer)

/s/ Patrick E. Beans	Vice President, Treasurer, Secretary, Chief Financial Officer	March 25, 2011
Patrick E. Beans	and Director (Principal Financial and Accounting Officer)

/s/ JoAnn M. Martin	Director	March 25, 2011
JoAnn M. Martin

/s/ John N. Nunnelly	Director	March 25, 2011
John N. Nunnelly

/s/ Paul C. Schorr III	Director	March 25, 2011
Paul C. Schorr III

/s/ Gail L. Warden	Director	March 25, 2011
Gail L. Warden

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)#
Merger Agreement, dated as of November 26, 2008, by and among National Research Corporation, NRC Acquisition, Inc., My Innerview, Inc., Neil L. Gulsvig and Janice L. Gulsvig [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated November 26, 2008 (File No. 0-29466)]

(2.2)#
Stock Purchase Agreement, dated as of August 3, 2010, by and among National Research Corporation, Outcome Concept Systems, Inc. and the holders of Outcome Concept Systems’ shares of common stock and warrants to purchase such shares [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(3.1)
Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)
By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 8, 2009 (File No. 0-29466)]

(4.1)
Installment or Single Payment Note, dated as of December 19, 2008, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated December 19, 2008 (File No. 0-294660)]

(4.2)
Installment or Single Payment Note, dated as of July 30, 2010, from National Research Corporation to U.S. Bank N.A. to refinance the prior December 19, 2008 note of National Research Corporation [Incorporated by reference to Exhibit (4.2) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(4.3)
Installment or Single Payment Note, dated as of July 30, 2010, from National Research Corporation to U.S. Bank N.A. to fund a portion of the acquisition of Outcome Concept Systems, Inc. [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(10.1)*
National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*
National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2006 (File No. 0-29466)]

(10.3)*
National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

Exhibit Number	Exhibit Description
(10.4)*
National Research Corporation 2004 Non-Employee Director Stock Plan [Incorporated by reference to Exhibit (10) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-29466)]

(10.5)+
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

(10.12)*
Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(21)	Subsidiary of National Research Corporation
(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
(99)
Proxy Statement for the 2011 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

____________________
*	A management contract or compensatory plan or arrangement.

#	The schedules to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request.

+
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  The redacted material was filed separately with the Securities and Exchange Commission.