Form 10-Q
period 2011-03-31
NATIONAL RESEARCH CORP
filed 2011-05-06
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Common Stock, $.001 par value, outstanding as of April 29, 2011: 6,713,407 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2011

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 6.	Exhibits	20
	Signatures		21

	Exhibit Index		22

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The possibility of non-renewal of the Company’s client service contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The effects of an economic downturn;

•	The possibility of consolidation in the healthcare industry;

•	The impact of federal healthcare reform legislation or other regulatory changes;

•	The Company’s ability to retain its limited number of key clients;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Regulatory developments; and

•
The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1.    Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,316	$3,519
Trade accounts receivable, less allowance for doubtful accounts of $363 and $337 in 2011 and 2010, respectively	12,925	9,172
Unbilled revenue	1,155	1,115
Prepaid expenses and other	1,750	1,347
Recoverable income taxes	304	1,277
Deferred income taxes	731	911
Total current assets	20,181	17,341

Property and equipment, net	14,227	14,482
Intangible assets, net	8,239	8,638
Goodwill	55,170	55,133
Other	186	176

Total assets	$98,003	$95,770

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,843	$1,827
Accounts payable	703	956
Accrued wages, bonus and profit sharing	2,526	2,750
Accrued expenses	1,896	2,916
Deferred revenue	18,759	17,701
Total current liabilities	25,727	26,150

Notes payable, net of current portion	13,864	14,333
Deferred income taxes	6,713	6,193
Deferred revenue	259	184
Other long term liabilities	304	326
Total liabilities	46,867	47,186

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,091,985 in 2011 and 8,044,855 in 2010, outstanding 6,713,407 in 2011 and 6,668,574 in 2010	8	8
Additional paid-in capital	29,392	28,970
Retained earnings	43,322	41,343
Accumulated other comprehensive income	1,333	1,108
Treasury stock, at cost; 1,378,578 shares in 2011 and 1,376,281 shares in 2010	(22,919)	(22,845)
Total shareholders’ equity	51,136	48,584

Total liabilities and shareholders’ equity	$98,003	$95,770

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$19,791	$17,370

Operating expenses:
Direct expenses	6,758	6,456
Selling, general and administrative	6,090	4,469
Depreciation and amortization	1,243	1,098
Total operating expenses	14,091	12,023

Operating income	5,700	5,347

Other income (expense):
Interest income	2	1
Interest expense	(169)	(98)
Other, net	(29)	(43)

Total other income (expense)	(196)	(140)

Income before income taxes	5,504	5,207

Provision for income taxes	2,048	2,079

Net income	$3,456	$3,128

Net income per share – basic	$.52	$.47
Net income per share – diluted	$.51	$.47

Weighted average shares and share equivalents outstanding – basic	6,654	6,640

Weighted average shares and share equivalents outstanding – diluted	6,809	6,711

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,456	$3,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,243	1,098
Deferred income taxes	678	219
Non-cash share-based compensation expense	220	186
Tax benefit from exercise of stock options	20	--
Net changes in assets and liabilities:
Trade accounts receivable	(3,708)	(2,872)
Unbilled revenue	(22)	59
Prepaid expenses and other	(419)	144
Accounts payable	(171)	195
Accrued expenses, wages, bonuses and profit sharing	484	713
Income taxes recoverable and payable	974	1,174
Deferred revenue	1,121	2,207
Net cash provided by operating activities	3,876	6,251

Cash flows from investing activities:
Purchases of property and equipment	(760)	(339)
Payment of acquisition earn-out obligation	(1,564)	(172)
Net cash used in investing activities	(2,324)	(511)

Cash flows from financing activities:
Proceeds from notes payable	2,045	--
Payments on notes payable	(2,497)	(493)
Payments on capital lease obligations	(51)	(8)
Proceeds from exercise of stock options	132	--
Purchases of treasury stock	--	(236)
Repurchase of restricted shares for payroll tax withholdings	(74)	(64)
Excess tax benefit from share-based compensation	71	--
Payment of dividends on common stock	(1,477)	(1,265)
Net cash used in financing activities	(1,851)	(2,066)

Effect of exchange rate changes on cash	96	75

(Decrease) increase in cash and cash equivalents	(203)	3,749

Cash and cash equivalents at beginning of period	3,519	2,512

Cash and cash equivalents at end of period	$3,316	$6,261

Supplemental disclosure of cash paid for:
Interest expense	$156	$99
Income taxes	$187	$688

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

National Research Corporation (the “Company”) is a provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, the Company is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute (“TGI”), which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States;  My InnerView (“MIV”) and Outcome Concept Systems, Inc.  (“OCS”), which provides quality and performance improvement solutions to the senior care industry and financial and operational benchmarks and analytics to home care and hospice providers; and Illuminate, a new patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.

The condensed consolidated balance sheet of the Company at December 31, 2010, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.  Certain reclassifications have been made to the 2010 financial statement information to conform to the 2011 financial statement presentation.  There was no impact on the previously reported net income and earnings per share information.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011.

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

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency.  The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidary’s income statement balances at the average rate prevailing during the period.  The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity.  Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total

As of March 31, 2011: Money Market Funds	$2,091	$--	$--	$2,091

As of December 31, 2010: Money Market Funds	$2,790	$--	$--	$2,790

The Company's long-term debt is recorded at historical cost.  The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2011	December 31, 2010
	(In thousands)
Total carrying amount of long-term debt	$15,707	$16,160
Estimated fair value of long-term debt	$15,669	$16,305

The Company believes that the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2011, and December 31, 2010, there was no indication of impairment related to the non-financial assets.

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

The consolidated financial statements as of December 31, 2010, March 31, 2011, and for the three-month period ended March 31, 2011, include amounts acquired from, as well as the results of operations of OCS.

3.           COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended March 31,
	(In thousands)
	2011	2010

Net income	$3,456	$3,128

Other comprehensive income:
Foreign currency translation	225	184
Total other comprehensive income	225	184

Comprehensive income	$3,681	$3,312

4.           INCOME TAXES

The Company’s effective tax rate decreased to 37.2% for the quarter ended March 31, 2011, compared to 39.9% for the same period in 2010.  The effective tax rate for 2010 included a $152,000 adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.  The Company’s projected annualized effective tax rate for 2011 is 36.8%.

The unrecognized tax benefit during the three-month period ended March 31, 2011, increased by $7,000 totaling $276,000, excluding interest of $36,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will slightly decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain tax positions.

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

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note, that expires on June 30, 2011.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2011, the revolving credit note did not have a balance, and the Company had the capacity to borrow $6.5 million.

6.           SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The Company’s 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company’s 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The Company’s 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant, and option terms are generally five to ten years.  Options vest over five years following the date of grant and options terms are generally five to ten years following the date of grant.

The Company granted options to purchase 68,008 and 74,647 shares of the Company’s common stock during the three-month periods ended March 31, 2011, and 2010, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2011	2010

Expected dividend yield at date of grant	2.35%	3.09%
Expected stock price volatility	28.70%	27.00%
Risk-free interest rate	2.14%	2.56%
Expected life of options (in years)	6	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the quarter ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	834,061	$23.49	--	--
Granted	68,008	$32.31	--	--
Exercised	(7,629)	$17.25	--	--
Cancelled	(11,547)	$24.55	--	--
Outstanding at March 31, 2011	882,893	$24.21	6.99	$21,375
Exercisable at March 31, 2011	371,629	$20.59	5.00	$7,652

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the three months ended March 31, 2011:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	22,636	$21.03
Granted	39,501	$32.31
Vested	(6,957)	$17.25
Outstanding at March 31, 2011	55,180	$29.58

As of March 31, 2011, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.4 million and is expected to be recognized over a weighted average period of 4.56 years.

7.           GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2011.

(In thousands)
Balance as of December 31, 2010	$55,133
OCS acquisition	(49)
Foreign currency translation	86
Balance as of March 31, 2011	$55,170

Intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,528	10,520
Non-competes	430	430
Trade name	1,902	1,902
Total other intangible assets	14,051	14,043
Less accumulated amortization	5,812	5,405
Other intangible assets, net	$8,239	$8,638

8.           PROPERTY AND EQUIPMENT

	March 31, 2011	December 31, 2010
	(In thousands)
Property and equipment	$29,059	$28,678
Accumulated depreciation	(14,832)	(14,196)
Property and equipment, net	$14,227	$14,482

9.           RESTRUCTURING AND SEVERANCE COSTS

The Company records restructuring liabilities that represent charges incurred in connection with consolidations, including operations from acquisitions.  These charges consist primarily of severance costs.  Severance charges are based on various factors including the employee’s length of service, contract provisions and salary levels.  Expense for one-time termination benefits are accrued over each individual’s service period.  The Company records the expense based on its best estimate based upon detailed analysis.  Although significant changes are not expected, actual costs may differ from these estimates.

In the first quarter of 2011, the Company vacated its office in Wausau, Wisconsin, and reached agreements to terminate the operating lease for that office, as well as other leases for equipment.  As a result, the Company made lump-sum payments totaling $280,000, which are included in selling, general and administrative expenses in the first quarter of 2011.

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	2010 Restructuring Contract Terminations	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring Liability at December 31, 2010	$37	$--	$14	$51
Accrual for Contract Terminations	--	280	--	280
Payments	(37)	(280)	(14)	(331)
Balance, Restructuring Liability at March 31, 2011	$--	$--	$--	$--

10.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of March 31, 2011, and 2010, the Company excluded 65,758 and 432,320 options and 37,745 and 8,827 restricted stock shares for each period, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended
	March 31,
	(In thousands)
	2011	2010
Weighted average shares and share equivalents--basic	6,654	6,640
Weighted average dilutive effect of options	147	62
Weighted average dilutive effect of restricted stock	8	9
Weighted average shares and share equivalents--diluted	6,809	6,711

11.           ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  Additionally, it requires that revenue be allocated to each deliverable based on estimated selling price, even though such deliverables are not sold separately either by the Company or other vendors.  The selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable.  As a result, the new guidance allows some revenue to be recognized earlier and in different amounts than previous requirements.  The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements in the first quarter of 2011 and is not expected to materially impact subsequent periods based on the current business model.

12.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $42,000 and $37,000 in the quarters ended March 31, 2011, and 2010, respectively.

A former owner of OCS and current associate of the Company, is also co-owner of EPIC Property Management LLC, the entity from which the Company leases office space for OCS.  The lease term began on August 3, 2010, and ended January 31, 2011 with a month-to-month agreement extension estimated through June 2011 when OCS will move to a new location.  The total of the rental and utility payments under the lease for the quarter ended March 31, 2011, was $50,000.

13.           SUBSEQUENT EVENT

In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at $2.6 million.  Of this amount, $2.4 million was paid during April 2011, and if certain conditions are satisfied, a final payment, if any, up to $117,000 will be paid no later than February 2012.  The payments will be recorded as additions to goodwill.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 30 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services address the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, NRC has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, NRC is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

Results of Operations

The following table sets forth for the periods indicated, select financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue.  The trends illustrated may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.  During the three-month period ended March 31, 2011, additional revenue of $1.9 million and operating income of $587,000 was attributed to the OCS acquisition.

	Three months ended
	March 31,
	2011	2010

Revenue	100.0%	100.0%

Operating expenses:
Direct expenses	34.1	37.2
Selling, general and administrative	30.8	25.7
Depreciation and amortization	6.3	6.3
Total operating expenses	71.2	69.2

Operating income	28.8%	30.8%

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenue.  Revenue for three-month period ended March 31, 2011, increased 13.9% to $19.8 million, compared to $17.4 million in the three-month period ended March 31, 2010.  The acquisition of OCS accounted for $1.9 million of the increase.  The remaining increase was due to the addition of new clients and expanded sales from existing clients in several of the operating segments.  Revenue for the Payer Solutions operating segment is higher during the three-month period ended March 31, 2011, compared to the remaining periods in the year because a portion of the services provided are related to the timing of the completion of health care assessments, which is always highest during the first quarter of a calendar year.

Direct expenses.  Direct expenses increased 4.7% to $6.8 million for the three-month period ended March 31, 2011, compared to $6.5 million in the same period during 2010, mainly due to a growth in variable costs (printing, postage and labor costs) to support the increased revenues and partly offset by a reduction of fixed expenses due to a more cost efficient product mix ,as well as efficiencies gained by centralizing certain US operational activities.  Direct expenses decreased as a percentage of revenue to 34.1% in the three-month period ended March 31, 2011, from 37.2% during the same period of 2010.  Direct expenses projected as a percentage of revenue for the remainder of 2011 are expected to be lower than the prior year, but higher than the first quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 36.3% to $6.1 million for the three-month period ended March 31, 2011, compared to $4.5 million for the same period in 2010.  The increase was primarily due to the expansion of the sales force, the addition of several executives in various leadership roles in 2010, and contractual obligation termination payments of $280,000 associated with vacating the Wausau, Wisconsin, location.  Selling, general, and administrative expenses increased as a percentage of revenue to 30.8% for the three-month period ended March 31, 2011, from 25.7% for the same period in 2010.  This percentage is expected to remain fairly constant through the rest of 2011.

Depreciation and amortization.  Depreciation and amortization expenses increased 13.2% to $1.2 million for the three-month period ended March 31, 2011, compared to $1.1 million in the same period in 2010, mainly due to the OCS acquisition. Depreciation and amortization expenses as a percentage of revenue remained constant at 6.3% for the three-month periods ended March 31, 2011, and 2010.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2011.

Provision for income taxes. The provision for income taxes totaled $2.0 million (37.2% effective tax rate) for the three-month period ended March 31, 2011, compared to $2.1 million (39.9% effective tax rate) for the same period in 2010.  The effective tax rate decreased to 37.2% for the three-month period ended March 31, 2011, compared to 39.9% for the same period in 2010.  The effective tax rate for 2010 included a $152,000 adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures and debt maturities are funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $5.5 million as of March 31, 2011, compared to a working capital deficiency of $8.8 million as of December 31, 2010.  The decrease in the working capital deficiency was primarily due to a $3.8 million increase in trade accounts receivable, $403,000 increase in prepaid expenses, a $1.3 million decrease in accrued expenses and accounts payable combined, and a $224,000 decrease in accrued wages, partially offset by a $1.1 million increase in deferred revenue, $973,000 decrease in recoverable income taxes, and a $203,000 decrease in cash and cash equivalents.  The working capital deficiency balance was primarily due to a deferred revenue balance of $18.8 million as of March 31, 2011, and $17.7 million as of December 31, 2010.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Provided by operating activities	$3,876	$6,251
Used in investing activities	(2,324)	(511)
Used in financing activities	(1,851)	(2,066)
Effect of exchange rate change on cash	96	75
Net (decrease) increase in cash and cash equivalents	(203)	3,749
Cash and cash equivalents at end of period	$3,316	$6,261

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $3.9 million for the quarter ended March 31, 2011, which included net income of $3.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $2.2 million.  Changes in working capital reduced 2011 cash flows from operating activities by $1.7 million, primarily due to timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and deferred revenue.

Net cash provided by operating activities was $6.3 million for the quarter ended March 31, 2010, which included net income of $3.1 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $1.5 million.  Changes in working capital benefitted 2010 cash flows from operating activities by $1.6 million.

Cash Flows from Investing Activities

Net cash of $2.3 million was used for investing activities in the quarter ended March 31, 2011.  Earn-out payments related to the MIV acquisition approximated $1.6 million, and purchases of property and equipment totaled $760,000.

Net cash of $511,000 was used for investing activities in the quarter ended March 31, 2010.  Earn-out payments related to the MIV acquisition approximated $172,000, and purchases of property and equipment totaled $339,000.

Cash Flows from Financing Activities

Net cash used by financing activities was $1.9 million in the quarter ended March 31, 2011.  Cash was generated from borrowings under the term note and revolving credit note totaling $2.0 million.  Proceeds from the exercise of stock options provided cash of $132,000.  Cash was used to pay dividends of $1.5 million, repay borrowings under the term note and revolving credit note totaling $2.5 million, and repurchases of the Company’s common stock for $74,000.

Net cash used in financing activities was $2.1 million in the quarter ended March 31, 2010.   Cash was used to pay dividends of $1.3 million, repay borrowings under the term note and revolving credit note totaling $493,000, and repurchases of the Company’s common stock for $300,000.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $96,000 and $75,000 in the quarters ended March 31, 2011, and 2010, respectively.

Capital Expenditures

Cash paid for capital expenditures was $760,000 for three-month period ended March 31, 2011.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases in 2011 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2011, was $6.4 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190, with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2011, was $9.3 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note, that expires on June 30, 2011.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2011, the revolving credit note did not have a balance, and  the Company had the capacity to borrow $6.5 million.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments paid in February 2011 and 2010, were $1.6 million and $172,000 respectively, net of closing valuation adjustments, and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at $2.6 million.  Of this amount, $2.4 million was paid during April 2011, and if certain conditions are satisfied, a final payment, if any, up to $117,000 will be paid no later than February 2012.  The payments will be recorded as additions to goodwill.

The Company assumed capital leases of $42,000 in connection with its acquisition of OCS for computer equipment through 2012.  The capital leases meet capitalization requirements because the lease terms exceed more than 75% of the related assets’ estimated useful lives.  The equipment is depreciated over the lease terms.  The Company also purchased operational inserting equipment for $389,000 through a capital lease arrangement.   The lease began November 1, 2010, for a five-year term with a bargain purchase option.  The equipment is being depreciated over seven years, the estimated useful life of the asset.

Shareholders’ equity increased $2.5 million to $51.1 million at March 31, 2011, from $48.6 million at December 31, 2010.  The increase was primarily due to net income of $3.5 million, non-cash stock compensation expense of $220,000, increase in the cumulative translation adjustment of $225,000, and the exercise of stock options of $132,000, offset by dividends paid of $1.5 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of March 31, 2011, the remaining number of shares that could be purchased under this authorization was 266,420.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company has not experienced any material changes in its market risk exposures since December 31, 2010.

ITEM 4.   Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the three-month period ended March 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of April 29, 2011, 483,580 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2011	2,297	$32.31	2,297	266,420
February 1 – February 28, 2011	--	--	--	266,420
March 1 – March 31, 2011	--	--	--	266,420

ITEM 6.   Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 6, 2011	By:	/s/ Michael D. Hays
Michael D. Hays
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2011

Exhibit

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.