Form 10-Q
period 2011-06-30
NATIONAL RESEARCH CORP
filed 2011-08-12
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of August 1, 2011: 6,719,116 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2011

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,464	$3,519
Trade accounts receivable, less allowance for doubtful accounts of $362 and $337 in 2011 and 2010, respectively	11,587	9,172
Unbilled revenue	1,985	1,115
Prepaid expenses and other	1,377	1,347
Recoverable income taxes	800	1,277
Deferred income taxes	632	911
Total current assets	20,845	17,341

Property and equipment, net	13,804	14,482
Intangible assets, net	7,848	8,638
Goodwill	57,589	55,133
Other	212	176

Total assets	$100,298	$95,770

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable and short-term borrowings	$3,260	$1,827
Accounts payable	870	956
Accrued wages, bonus and profit sharing	3,540	2,750
Accrued expenses	1,517	2,916
Deferred revenue	17,960	17,701
Total current liabilities	27,147	26,150

Notes payable, net of current portion	13,392	14,333
Deferred income taxes	6,701	6,193
Deferred revenue	234	184
Other long term liabilities	280	326
Total liabilities	47,754	47,186

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,108,932 in 2011 and 8,044,855 in 2010, outstanding 6,728,354 in 2011 and 6,668,574 in 2010	8	8
Additional paid-in capital	30,059	28,970
Retained earnings	44,172	41,343
Accumulated other comprehensive income	1,294	1,108
Treasury stock, at cost; 1,380,578 shares in 2011 and 1,376,281 shares in 2010	(22,989)	(22,845)
Total shareholders’ equity	52,544	48,584

Total liabilities and shareholders’ equity	$100,298	$95,770

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$18,316	$14,139	$38,107	$31,509

Operating expenses:
Direct expenses	7,260	5,877	14,018	12,333
Selling, general and administrative	5,990	4,545	12,080	9,014
Depreciation and amortization	1,235	1,059	2,478	2,157
Total operating expenses	14,485	11,481	28,576	23,504

Operating income	3,831	2,658	9,531	8,005

Other income (expense):
Interest income	3	2	5	3
Interest expense	(156)	(93)	(326)	(191)
Other, net	9	49	(19)	6

Total other expense	(144)	(42)	(340)	(182)

Income before income taxes	3,687	2,616	9,191	7,823

Provision for income taxes	1,358	956	3,406	3,034

Net income	$2,329	$1,660	$5,785	$4,789

Net income per share – basic	$.35	$.25	$.87	$.72
Net income per share – diluted	$.34	$.25	$.85	$.71

Weighted average shares and share equivalents outstanding – basic	6,665	6,634	6,659	6,637

Weighted average shares and share equivalents outstanding – diluted	6,855	6,732	6,832	6,724

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,785	$4,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,478	2,157
Deferred income taxes	764	73
Non-cash share-based compensation expense	498	368
Tax benefit from exercise of stock options	22	4
Loss on disposal of property and equipment	-	1
Net changes in assets and liabilities:
Trade accounts receivable	(2,400)	(2,686)
Unbilled revenue	(836)	(74)
Prepaid expenses and other	(66)	221
Accounts payable	81	(57)
Accrued expenses, wages, bonuses and profit sharing	1,156	830
Income taxes recoverable and payable	478	(522)
Deferred revenue	298	4,050
Net cash provided by operating activities	8,258	9,154

Cash flows from investing activities:
Purchases of property and equipment	(1,307)	(588)
Payment of acquisition earn-out obligation	(3,998)	(172)
Net cash used in investing activities	(5,305)	(760)

Cash flows from financing activities:
Proceeds from notes payable	4,545	--
Payments on notes payable	(4,052)	(690)
Payments on other long term liabilities	(72)	(17)
Purchases of treasury stock	--	(399)
Proceeds from exercise of stock options	325	31
Repurchase of restricted shares for payroll tax withholdings	(74)	(64)
Excess tax benefit from share-based compensation	196	5
Payments of dividends on common stock	(2,956)	(2,529)
Net cash used in financing activities	(2,088)	(3,663)

Effect of exchange rate changes on cash	80	(7)

Increase in cash and cash equivalents	945	4,724

Cash and cash equivalents at beginning of period	3,519	2,512

Cash and cash equivalents at end of period	$4,464	$7,236

Supplemental disclosure of cash paid for:
Interest expense	$302	$191
Income taxes	$1,859	$4,158

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments are: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information, as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute (“TGI”), which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States;  My InnerView (“MIV”) and Outcome Concept Systems, Inc.  (“OCS”), which provide quality and performance improvement solutions to the senior care industry and financial and operational benchmarks and analytics to home care and hospice providers; and Illuminate, a new patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2011, and December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2011:
Money Market Funds	$3,325	$--	$--	$3,325

As of December 31, 2010:
Money Market Funds	$2,790	$--	$--	$2,790

The Company's long-term debt is recorded at historical cost.  The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2011	December 31, 2010
	(In thousands)
Total carrying amount of long-term debt	$15,252	$16,160
Estimated fair value of long-term debt	$15,349	$16,305

The estimated fair value of the revolving credit note approximates its $1.4 million carrying amount at June 30, 2011, due to its variable interest rate.  The Company believes that the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of June 30, 2011, and December 31, 2010, there was no indication of impairment related to the non-financial assets.

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

The consolidated financial statements as of December 31, 2010, and June 30, 2011, include amounts acquired from OCS, as well as the results of operations for August 3, 2010 forward.

3.   COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010

Net income	$2,329	$1,660	$5,785	$4,789
Other comprehensive income (loss):

Foreign currency translation	(40)	(187)	186	(3)

Total other comprehensive income (loss)	(40)	(187)	186	(3)

Comprehensive income	$2,289	$1,473	$5,971	$4,786

4.           INCOME TAXES

The Company’s effective tax rate decreased to 37.1% for the six-month period ended June 30, 2011, compared to 38.8% for the same period in 2010.  The effective tax rate for 2010 included a $152,000 adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.

The unrecognized tax benefit during the six-month period ended June 30, 2011, increased by $14,000 totaling $283,000, excluding interest of $41,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will slightly decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain tax positions.

5.           NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2011, was $6.3 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2011 was $9.0 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of June 30, 2011, the revolving credit note had a $1.4 million balance accruing interest at 2.69%, and the Company had the capacity to borrow an additional $4.9 million.

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

The Company granted options to purchase 116,008 and 122,647 shares of the Company’s common stock during the six-month periods ended June 30, 2011, and 2010, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2011	2010

Expected dividend yield at date of grant	2.35 to 2.55%	2.86 to 3.09%
Expected stock price volatility	28.70 to 32.00%	31.20 to 27.00%
Risk-free interest rate	1.87 to 2.14%	2.13 to 2.56%
Expected life of options (in years)	4 to 6	4 to 6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	834,061	$23.49	--	--
Granted	116,008	$33.24	--	--
Exercised	(24,576)	$16.09	--	--
Cancelled	(11,547)	$24.55	--	--
Outstanding at June 30, 2011	913,946	$24.92	6.97	$10,613
Exercisable at June 30, 2011	402,682	$21.52	5.30	$6,046

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the six months ended June 30, 2011:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	22,636	$21.03
Granted	39,501	$32.31
Vested	(6,957)	$17.25
Outstanding at June 30, 2011	55,180	$29.58

As of June 30, 2011, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.3 million and is expected to be recognized over a weighted average period of 4.33 years.

7.           GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2011.

(In thousands)
Balance as of December 31, 2010	$55,133
OCS acquisition	(49)
MIV acquisition earnout	2,433
Foreign currency translation	72
Balance as of June 30, 2011	$57,589

The agreement under which the Company acquired MIV provided for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 earn-out payment was paid in February 2011 for  $1.6 million and was recorded as an addition to goodwill in 2010.  In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at approximately $2.6 million.  Of this amount, $2.4 million was paid during April 2011 and, if certain conditions are satisfied, a final payment, if any, up to approximately $117,000 will be paid no later than February 2012.

Intangible assets consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,527	10,520
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,050	14,043
Less accumulated amortization	6,202	5,405
Other intangible assets, net	$7,848	$8,638

8.           PROPERTY AND EQUIPMENT

	June 30, 2011	December 31, 2010
	(In thousands)
Property and equipment	$29,401	$28,678
Accumulated depreciation	(15,597)	(14,196)
Property and equipment, net	$13,804	$14,482

9.           RESTRUCTURING AND SEVERANCE COSTS

The Company records restructuring liabilities that represent charges incurred in connection with consolidations, including operations from acquisitions.  These charges consist primarily of lease termination and severance costs.  Severance charges are based on various factors including the employee’s length of service, contract provisions and salary levels.  Expense for one-time termination benefits are accrued over each individual’s service period.  The Company records the expense based on its best estimate derived from its detailed analysis.  Although significant changes are not expected, actual costs may differ from these estimates.

In the first quarter of 2011, the Company vacated its office in Wausau, Wisconsin, and reached agreements to terminate the operating lease for that office, as well as other leases for equipment.  As a result, the Company made lump-sum payments totaling $280,000, which were included in selling, general and administrative expenses in the first quarter of 2011.

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	2010 Restructuring Contract Terminations	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring Liability at December 31, 2010	$37	$--	$14	$51
Accrual for Contract Terminations	--	280	--	280
Payments	(37)	(280)	(14)	(331)
Balance, Restructuring Liability at June 30, 2011	$--	$--	$--	$--

10.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  The Company excluded 97,546 and 428,649 options for the three month periods ended June 30, 2011, and 2010 respectively, and 82,185 and 412,574 from the six month periods ended June 30, 2011, and 2010 respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Weighted average shares and share equivalents – basic	6,665	6,634	6,659	6,637
Weighted average dilutive effect of options	177	86	163	74
Weighted average dilutive effect of restricted stock	13	12	10	13
Weighted average shares and share equivalents - dilutive	6,855	6,732	6,832	6,724

11.           ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  Additionally, it requires that revenue be allocated to each deliverable based on estimated selling price, even though such deliverables are not sold separately either by the Company or other vendors.  The selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable.  As a result, the new guidance allows some revenue to be recognized earlier and in different amounts than previous requirements.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements during the six months ended June 30, 2011, and is not expected to materially impact subsequent periods based on the current business model.

12.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $41,000 and $37,000 in the three month periods ended June 30, 2011, and 2010, respectively, and $83,000 and 74,000 in the six month periods ended June 30, 2011, and 2010, respectively.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease-term was a co-owner of EPIC Property Management LLC.  The total of the rental and utility payments under the lease for the three and six month periods ended June 30, 2011, was $50,000 and $101,000, respectively.

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

Results of Operations

The following table sets forth for the periods indicated, select financial information derived from the Company’s consolidated financial statements expressed as a percentage of total revenue.  The trends illustrated may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.  During the six-month period ended June 30, 2011, additional revenue of $3.8 million and operating income of $1.1 million was attributed to the OCS acquisition.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	39.6	41.6	36.8	39.1
Selling, general and administrative	32.7	32.1	31.7	28.6
Depreciation and amortization	6.7	7.5	6.5	6.9
Total operating expenses	79.0	81.2	75.0	74.6

Operating income	21.0%	18.8%	25.0%	25.4%

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Revenue.  Revenue for three-month period ended June 30, 2011, increased 29.5% to $18.3 million, compared to $14.1 million in the three-month period ended June 30, 2010.  The increase was due to the addition of OCS increasing revenue by $1.9 million, market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.  Subscription based agreements grew to represent 64.0% of the contract value as of June 30, 2011.  Subscription based agreements are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses.  Direct expenses increased 23.5% to $7.3 million for the three-month period ended June 30, 2011, compared to $5.9 million in the same period during 2010.  This was due to increases in variable expenses of $424,000, including postage and contracted survey related costs to service the higher volume of business, and an increase in fixed expenses of $377,000 from additional staffing and related expenses in information technology development and client service functions.  The addition of OCS also increased variable expenses by $217,000 and fixed expenses by $366,000.  Direct expenses decreased as a percentage of revenue to 39.6% in the three-month period ended June 30, 2011, from 41.6% during the same period of 2010.  This was mainly due to growth in subscription based agreements and expanded use of more cost-efficient survey methodologies.  This percentage is projected to be at an average of 37.0% for the full year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 31.8% to $6.0 million for the three-month period ended June 30, 2011, compared to $4.5 million for the same period in 2010.  Expenses increased by $925,000 primarily due to the expansion of the sales force and the addition of several executives in various leadership roles over the last twelve months.  The addition of OCS also increased expenses by $520,000.  Selling, general, and administrative expenses increased as a percentage of revenue to 32.7% for the three-month period ended June 30, 2011, from 32.1% for the same period in 2010.  This percentage is projected to be at an average of 31.0% for the full year.

Depreciation and amortization.  Depreciation and amortization expenses increased 16.6% to $1.2 million for the three-month period ended June 30, 2011, compared to $1.1 million in the same period in 2010, mainly due to the addition of OCS. Depreciation and amortization expenses as a percentage of revenue decreased to 6.7% for the three-month period ended June 30, 2011, from 7.5% during the same period of 2010.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2011 and at an average of 7.0% of revenue for the full year.

Provision for income taxes. The provision for income taxes totaled $1.4 million (36.8% effective tax rate) for the three-month period ended June 30, 2011, compared to $1.0 million (36.5% effective tax rate) for the same period in 2010.  The effective rate increased in 2011 based on higher state tax rates and growth in the taxable income subject to the 35% federal tax bracket, resulting in a higher blended rate.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Revenue.  Revenue for the six-month period ended June 30, 2011, increased 20.9% to $38.1 million compared to $31.5 million in the six-month period ended June 30, 2010.  This increase was due to the addition of OCS increasing revenue by $3.8 million, market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.

Direct expenses.  Direct expenses increased 13.7% to $14.0 million in the six-month period ended June 30, 2011, compared to $12.3 million in the same period during 2010 due to an increase in variable expenses of $346,000, including postage and contracted survey related costs to service the higher volume of business, and an increase in fixed expenses of $174,000 from additional staffing and related expenses in information technology development and client service functions. The addition of OCS also increased variable expenses by $394,000 and fixed expenses by $771,000.  Direct expenses decreased as a percentage of revenue to 36.8% in the six-month period ended June 30, 2011, from 39.1% during the same period of 2010.  This is mainly due to growth in subscription based agreements and expanded use of more cost efficient survey methodologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 34.0% to $12.1 million for the six-month period ended June 30, 2011, compared to $9.0 million for the same period in 2010.  Expenses increased by $2.1 million primarily due to the expansion of the sales force and the addition of several executives in various leadership roles over the last twelve months.  The addition of OCS also increased expenses by $1.0 million.  Selling, general, and administrative expenses increased as a percentage of revenue to 31.7% for the six-month period ended June 30, 2011, from 28.6% for the same period in 2010.

Depreciation and amortization.  Depreciation and amortization expenses for the six-month period ended June 30, 2011, increased 14.9% to $2.5 million, compared to $2.2 million for the same period in 2010, primarily due to the addition of OCS in 2010.  Depreciation and amortization expenses as a percentage of revenue decreased to 6.5% in the six-month period ended June 30, 2011, from 6.9% in the same period of 2010.

Provision for income taxes. The provision for income taxes totaled $3.4 million (37.1% effective tax rate) for the six-month period ended June 30, 2011, compared to $3.0 million (38.8% effective tax rate) for the same period in 2010.  The effective tax rate for 2010 included a $152,000 adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.  This was partially offset by an effective rate increase in 2011 based on higher state tax rates and growth in the taxable income subject to the 35% federal tax bracket, resulting in a higher blended rate.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures and debt maturities are funded by operations and the Company’s borrowing arrangements.

Working Capital

The Company had a working capital deficiency of $6.3 million as of June 30, 2011, compared to a working capital deficiency of $8.8 million as of December 31, 2010.  The decrease in the working capital deficiency was primarily due to a $2.4 million increase in trade accounts receivable, $945,000 increase in cash and cash equivalents, a $870,000 increase in unbilled revenue, and a $1.5 million decrease in accrued expenses and accounts payable combined, partially offset by $1.4 million of additional borrowings on the revolving credit note, $790,000 increase in accrued wages, $259,000 increase in deferred revenue, $477,000 decrease in recoverable income taxes, and $279,000 decrease in deferred income taxes.  The working capital deficiency balance was primarily due to a deferred revenue balance of $18.0 million as of June 30, 2011, and $17.7 million as of December 31, 2010.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
Provided by operating activities	$8,258	$9,154

Used in investing activities	(5,305)	(760)

Used in financing activities	(2,088)	(3,663)

Effect of exchange rate change on cash	80	(7)

Net increase in cash and cash equivalents	945	4,724

Cash and cash equivalents at end of period	$4,464	$7,236

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2011, which included net income of $5.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $3.8 million.  Changes in working capital reduced 2011 cash flows from operating activities by $1.3 million, primarily due to timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable, partially offset by timing of payments on accrued expenses.

Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2010, which included net income of $4.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $2.6 million.  Changes in working capital benefitted 2010 cash flows from operating activities by $1.8 million.

Cash Flows from Investing Activities

Net cash of $5.3 million was used for investing activities in the six months ended June 30, 2011.  Earn-out payments related to the MIV acquisition approximated $4.0 million, and purchases of property and equipment totaled $1.3 million.

Net cash of $760,000 was used for investing activities in the six months ended June 30, 2010.  Earn-out payments related to the MIV acquisition approximated $172,000, and purchases of property and equipment totaled $588,000.

Cash Flows from Financing Activities

Net cash used by financing activities was $2.1 million in the six months ended June 30, 2011.  Cash was generated from borrowings under the term note and revolving credit note totaling $4.5 million.  Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $325,000 and $196,000, respectively.  Cash was used to pay dividends of $3.0 million, repay borrowings under the term and revolving credit notes totaling $4.1 million, and repurchases of the Company’s common stock for $74,000.

Net cash used in financing activities was $3.7 million in the six months ended June 30, 2010.   Cash was used to pay dividends of $2.5 million, repay borrowings under the term and revolving credit notes totaling $690,000, and repurchases of the Company’s common stock for $463,000.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $80,000 and ($7,000) in the quarters ended June 30, 2011, and 2010, respectively.

Capital Expenditures

Cash paid for capital expenditures was $1.3 million for the six-month period ended June 30, 2011.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases in 2011 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2011, was $6.3 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190, with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2011, was $9.0 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of June 30, 2011, the revolving credit note had a $1.4 million balance accruing interest at 2.69%, and the Company had the capacity to borrow $4.9 million.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments paid in February 2011 and 2010, were $1.6 million and $172,000 respectively, net of closing valuation adjustments, and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at $2.6 million.  Of this amount, $2.4 million was paid during April 2011, and if certain conditions are satisfied, a final payment, if any, up to $117,000 will be paid no later than February 2012.  The payments have been recorded as additions to goodwill.

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

Shareholders’ equity increased $4.0 million to $52.5 million at June 30, 2011, from $48.6 million at December 31, 2010.  The increase was due to net income of $5.8 million, non-cash stock compensation expense of $498,000, the exercise of stock options of $395,000, tax benefits of share-based compensation of $196,000, and an increase in the cumulative translation adjustment of $186,000, offset by dividends paid of $3.0 million and share repurchases of $144,000, including $74,000 of restricted shares for payroll tax withholdings and $70,000 previously owned common shares tendered by optionees to pay for the option strike price to exercise options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of June 30, 2011, the remaining number of shares that could be purchased under this authorization was 264,420.

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II – Other Information

ITEM 1A.   Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the three-month period ended June 30, 2011.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of August 1, 2011, 485,580 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2011	--	--	--	266,420
May 1 – May 31, 2011	--	--	--	266,420
June 1 – June 30, 2011	2,000	$35.12	2,000	264,420

ITEM 6.                      Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 12, 2011	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Patrick E. Beans
Patrick E. Beans
Vice President, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2011

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

(101)*
Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, and (v) document and entity information

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.