Form 10-Q
period 2011-09-30
NATIONAL RESEARCH CORP
filed 2011-11-08
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Common Stock, $.001 par value, outstanding as of November 1, 2011: 6,723,790 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2011

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Cash Flows	6
		Condensed Notes to Consolidated Financial Statements	7-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits	21

	Signatures		22

	Exhibit Index		23

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts;

●	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The possibility of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to retain its limited number of key clients;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	Regulatory developments; and

●
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

PART I – Financial Information

ITEM 1.	Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,223	$3,519
Trade accounts receivable, less allowance for doubtful accounts of $315 and $337 in 2011 and 2010, respectively	12,281	9,172
Unbilled revenue	975	1,115
Prepaid expenses and other	1,050	1,347
Recoverable income taxes	369	1,277
Deferred income taxes	729	911
Total current assets	21,627	17,341

Property and equipment, net	13,888	14,482
Intangible assets, net	7,460	8,638
Goodwill	57,693	55,133
Other	284	176

Total assets	$100,952	$95,770

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,878	$1,827
Accounts payable	1,316	956
Accrued wages, bonus and profit sharing	3,391	2,750
Accrued expenses	1,648	2,916
Deferred revenue	18,423	17,701
Total current liabilities	26,656	26,150

Notes payable, net of current portion	12,916	14,333
Deferred income taxes	7,358	6,193
Deferred revenue	207	184
Other long term liabilities	305	326
Total liabilities	47,442	47,186

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,112,412 in 2011 and 8,044,855 in 2010, outstanding 6,723,790 in 2011 and 6,668,574 in 2010	8	8
Additional paid-in capital	30,630	28,970
Retained earnings	45,340	41,343
Accumulated other comprehensive income	797	1,108
Treasury stock, at cost; 1,388,622 shares in 2011 and 1,376,281 shares in 2010	(23,265)	(22,845)
Total shareholders’ equity	53,510	48,584

Total liabilities and shareholders’ equity	$100,952	$95,770

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$18,549	$16,006	$56,655	$47,515

Operating expenses:
Direct expenses	7,471	6,038	21,489	18,370
Selling, general and administrative	5,572	5,250	17,651	14,265
Depreciation and amortization	1,312	1,225	3,790	3,382
Total operating expenses	14,355	12,513	42,930	36,017

Operating income	4,194	3,493	13,725	11,498

Other income (expense):
Interest income	4	1	8	5
Interest expense	(155)	(137)	(480)	(328)
Other, net	74	(24)	55	(18)

Total other expense	(77)	(160)	(417)	(341)

Income before income taxes	4,117	3,333	13,308	11,157

Provision for income taxes	1,470	1,191	4,876	4,226

Net income	$2,647	$2,142	$8,432	$6,931

Net income per share – basic	$.40	$.32	$1.26	$1.04
Net income per share – diluted	$.39	$.32	$1.23	$1.03

Weighted average shares and share equivalents outstanding – basic	6,679	6,632	6,666	6,635

Weighted average shares and share equivalents outstanding – diluted	6,850	6,727	6,845	6,725

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,432	$6,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,790	3,382
Deferred income taxes	1,139	21
Loss on disposal of property and equipment	(1)	1
Non-cash share-based compensation expense	538	566
Tax benefit from exercise of stock options	55	16
Net changes in assets and liabilities:
Trade accounts receivable	(3,208)	(3,084)
Unbilled revenue	129	484
Prepaid expenses and other	147	1,684
Accounts payable	518	(1,130)
Accrued expenses, wages, bonuses and profit sharing	1,149	(149)
Income taxes recoverable and payable	906	386
Deferred revenue	769	3,246
Net cash provided by operating activities	14,363	12,354
Cash flows from investing activities:
Purchases of property and equipment	(2,276)	(1,097)
Payments for business acquisitions, net of cash acquired and acquisition earn-out obligation	(4,114)	(15,441)
Net cash used in investing activities	(6,390)	(16,538)
Cash flows from financing activities:
Proceeds from notes payable	4,545	11,300
Payments on notes payable	(5,910)	(2,355)
Payments on capital lease obligations	(104)	(27)
Purchases of treasury stock	--	(399)
Proceeds from exercise of stock options	567	126
Common stock withheld from share-based compensation for payroll tax withholdings	(146)	(64)
Excess tax benefit from share-based compensation	354	20
Payment of dividends on common stock	(4,435)	(3,794)
Net cash (used in) provided by financing activities	(5,129)	4,807
Effect of exchange rate changes on cash	(140)	60
Increase in cash and cash equivalents	2,704	683
Cash and cash equivalents at beginning of period	3,519	2,512

Cash and cash equivalents at end of period	$6,223	$3,195
Supplemental disclosure of cash paid for:
Interest expense	$449	$328
Income taxes	$2,375	$4,506

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency.  The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidiary’s income statement balances at the average rate prevailing during the period.  The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity.  Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2011, and December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2011: Money Market Funds	$3,994	$--	$--	$3,994
As of December 31, 2010: Money Market Funds	$2,790	$--	$--	$2,790

The Company's long-term debt is recorded at historical cost.  The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	September 30, 2011	December 31, 2010
	(In thousands)
Total carrying amounts of long-term debt	$14,794	$16,160
Estimated fair value of long-term debt	$14,934	$16,305

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of September 30, 2011, and December 31, 2010, there was no indication of impairment related to the non-financial assets.

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

The consolidated financial statements as of December 31, 2010, and September 30, 2011, include amounts acquired from OCS, as well as the results of operations for August 3, 2010, forward.

3.           COMPREHENSIVE INCOME

Comprehensive income, including components of other comprehensive income, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	(In thousands)		(In thousands)
	2011	2010	2011	2010

Net income	$2,647	$2,142	$8,432	$6,931
Other comprehensive income (loss):

Foreign currency translation	(497)	128	(311)	125

Total other comprehensive income (loss)	(497)	128	(311)	125

Comprehensive income	$2,150	$2,270	$8,121	$7,056

4.           INCOME TAXES

The Company’s effective tax rate decreased to 36.6% for the nine-month period ended September 30, 2011, compared to 37.9% for the same period in 2010.  The effective tax rate for 2010 included a $152,000 (or 1.4%) adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.

The unrecognized tax benefit during the nine-month period ended September 30, 2011, decreased by $24,000 to $244,000, excluding interest of $47,000 and no penalties, due to the expiration of the U.S. Federal statute of limitations associated with certain tax positions.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could continue to decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

5.           NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at September 30, 2011, was $6.1 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at September 30, 2011, was $8.7 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of September 30, 2011, the revolving credit note did not have a balance.

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

The Company’s 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant and option terms are generally five to ten years.  Options vest over five years following the date of grant and options terms are generally five to ten years following the date of grant.

The Company granted options to purchase 166,008 and 273,812 shares of the Company’s common stock during the nine-month periods ended September 30, 2011, and 2010, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2011	2010

Expected dividend yield at date of grant	2.00 to 2.55%	2.86 to 3.09%
Expected stock price volatility	26.70 to 32.00%	28.40 to 31.20%
Risk-free interest rate	1.70 to 2.14%	1.55 to 2.56%
Expected life of options (in years)	4 to 6	4 to 6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	834,061	$23.49	--	--
Granted	166,008	$35.88	--	--
Exercised	(49,210)	$15.63	--	--
Cancelled	(171,997)	$28.00	--	--
Outstanding at September 30, 2011	778,862	$25.64	6.59	$5,841
Exercisable at September 30, 2011	378,048	$21.93	5.19	$4,238

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the nine months ended September 30, 2011:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	22,636	$21.03
Granted	39,501	$32.31
Vested	(6,957)	$17.25
Forfeited	(21,154)	$27.65
Outstanding at September 30, 2011	34,026	$30.78

As of September 30, 2011, the total unrecognized compensation cost related to non-vested stock awards was approximately $772,000 and is expected to be recognized over a weighted average period of 4.18 years.

7.                 GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2011.

(In thousands)
Balance as of December 31, 2010	$55,133
OCS acquisition	106
MIV acquisition earnout	2,550
Foreign currency translation	(96)
Balance as of September 30, 2011	$57,693

The agreement under which the Company acquired MIV provided for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 earn-out payment was paid in February 2011 for $1.6 million and was recorded as an addition to goodwill in 2010.  In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at approximately $2.6 million.  Of this amount, $2.4 million was paid during April 2011 and a final payment of $117,000 was paid in September 2011.

Intangible assets consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,509	10,520
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,032	14,043
Less accumulated amortization	6,572	5,405
Other intangible assets, net	$7,460	$8,638

8.           PROPERTY AND EQUIPMENT

	September 30, 2011	December 31, 2010
	(In thousands)
Property and equipment	$30,393	$28,678
Accumulated depreciation	(16,505)	(14,196)
Property and equipment, net	$13,888	$14,482

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

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-Time Termination Benefits	2010 Restructuring Contract Terminations	OCS One-Time Termination Benefits	Total
	(In thousands)
Balance, Restructuring Liability at December 31, 2010	$37	$--	$14	$51
Accrual for Contract Terminations	--	280	--	280
Payments	(37)	(280)	(14)	(331)
Balance, Restructuring Liability at September 30, 2011	$--	$--	$--	$--

10.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  The Company excluded 178,965 and 544,581 options and 2,583 and 0 restricted stock shares for the three-month periods ended September 30, 2011, and 2010 respectively, and 107,048 and 457,060 options from the nine-month periods ended September 30, 2011, and 2010 respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended		Nine months ended
	September 30, (In thousands)		September 30, (In thousands)
	2011	2010	2011	2010
Weighted average shares and share equivalents – basic	6,679	6,632	6,666	6,635
Weighted average dilutive effect of options	160	82	165	77
Weighted average dilutive effect of restricted stock	11	13	14	13
Weighted average shares and share equivalents - dilutive	6,850	6,727	6,845	6,725

11.           ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company prospectively adopted Accounting Standard Update 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  Additionally, it requires that revenue be allocated to each deliverable based on estimated selling price, even though such deliverables are not sold separately either by the Company or other vendors.  The selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable.  As a result, the new guidance allows some revenue to be recognized earlier and in different amounts than previous requirements.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements during the nine months ended September 30, 2011, and is not expected to materially impact subsequent periods based on the current business model.

12.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. (Ameritas).  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas.  The total value of these purchases was $41,000 and $34,000 in the three-month periods ended September 30, 2011, and 2010, respectively, and $124,000 and $108,000 in the nine-month periods ended September 30, 2011, and 2010, respectively.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease-term was a co-owner of EPIC Property Management LLC.  The total of the rental and utility payments under the lease was $0 and $34,000 in the three-month periods ended September 30, 2011, and 2010, respectively, and $101,000 and $34,000 in the nine-month periods ended September 30, 2011, and 2010, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	40.3	37.7	37.9	38.7
Selling, general and administrative	30.0	32.8	31.2	30.0
Depreciation and amortization	7.1	7.7	6.7	7.1
Total operating expenses	77.4	78.2	75.8	75.8

Operating income	22.6%	21.8%	24.2%	24.2%

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Revenue.  Revenue for three-month period ended September 30, 2011, increased 15.9% to $18.5 million, compared to $16.0 million in the three-month period ended September 30, 2010.  The increase was due to market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.  Subscription-based agreements, which grew to represent 70.0% of the contract value as of September 30, 2011, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses.  Direct expenses increased 23.7% to $7.5 million for the three-month period ended September 30, 2011, compared to $6.0 million in the same period during 2010.  This was due to increases in variable expenses of $918,000, including postage and contracted survey related costs to service the higher volume of business, and an increase in fixed expenses of $518,000 from additional staffing and related expenses in information technology development and client service functions.  Direct expenses increased as a percentage of revenue to 40.3% in the three-month period ended September 30, 2011, from 37.7% during the same period of 2010.  This percentage is projected to be at an average of 37.0% for the full year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 6.1% to $5.6 million for the three-month period ended September 30, 2011, compared to $5.3 million for the same period in 2010.  Expenses increased by $322,000 primarily due to higher sales commissions and related incentives as a result of an increase in sales, as well as growth in marketing programs and client conference or networking events.  Selling, general, and administrative expenses decreased as a percentage of revenue to 30.0% for the three-month period ended September 30, 2011, from 32.8% for the same period in 2010 primarily due to the realization and leveraging of revenue from sales force investments in prior periods.  This percentage is projected to be at an average of 31.0% for the full year in 2011.

Depreciation and amortization.  Depreciation and amortization expenses increased 7.1% to $1.3 million for the three-month period ended September 30, 2011, compared to $1.2 million in the same period in 2010, mainly due to the addition of OCS.  Depreciation and amortization expenses as a percentage of revenue decreased to 7.1% for the three-month period ended September 30, 2011, from 7.7% during the same period of 2010.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2011 and at an average of 7% of revenue for the full year.

Provision for income taxes. The provision for income taxes totaled $1.5 million (35.7% effective tax rate) for the three-month period ended September 30, 2011, compared to $1.2 million (35.7% effective tax rate) for the same period in 2010.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Revenue.  Revenue for the nine-month period ended September 30, 2011, increased 19.2% to $56.7 million compared to $47.5 million in the nine-month period ended September 30, 2010.  This increase was due to the addition of OCS (increasing revenue by $4.4 million), market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.

Direct expenses.  Direct expenses increased 17.0% to $21.5 million in the nine-month period ended September 30, 2011, compared to $18.4 million in the same period during 2010 due to an increase in variable expenses of $1.4 million, including postage and contracted survey related costs to service the higher volume of business, and an increase in fixed expenses of $632,000 from additional staffing and related expenses in information technology development and client service functions. The addition of OCS also increased variable expenses by $304,000 and fixed expenses by $829,000.  Direct expenses decreased as a percentage of revenue to 37.9% in the nine-month period ended September 30, 2011, from 38.7% during the same period of 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 23.7% to $17.7 million for the nine-month period ended September 30, 2011, compared to $14.3 million for the same period in 2010.  Expenses increased by $2.2 million primarily due to the expansion of the sales force, increased sales commissions, and the addition of several executives in various leadership roles.  The addition of OCS also increased expenses by $1.2 million.  Selling, general, and administrative expenses increased as a percentage of revenue to 31.2% for the nine-month period ended September 30, 2011, from 30.0% for the same period in 2010.

Depreciation and amortization.  Depreciation and amortization expenses for the nine-month period ended September 30, 2011, increased 12.1% to $3.8 million, compared to $3.4 million for the same period in 2010, primarily due to the addition of OCS in 2010.  Depreciation and amortization expenses as a percentage of revenue decreased to 6.7% in the nine-month period ended September 30, 2011, from 7.1% in the same period of 2010.

Provision for income taxes. The provision for income taxes totaled $4.9 million (36.6% effective tax rate) for the nine-month period ended September 30, 2011, compared to $4.2 million (37.9% effective tax rate) for the same period in 2010.  The effective tax rate for 2010 included a $152,000 adjustment to deferred tax balances with the offset to income tax expense for a federal tax rate increase due to projected higher taxable income.  In addition, 2011 reflects an estimate for U.S. Federal research and development tax credits which were not in effect in the same period in 2010, and a $24,000 decrease in unrecognized tax benefits due to the expiration of the U.S. Federal statute of limitations associated with certain tax positions.

Liquidity and Capital Resources

The Company believes it has adequate capital resources and operating cash flow to meet its projected capital and debt maturity needs for the foreseeable future.  Requirements for working capital, capital expenditures and debt maturities are funded by operations and the Company’s borrowing arrangements.

The Company had cash and cash equivalents of $6.2 million at September 30, 2011, of which $2.3 million was held in Canada.  All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations.  The amounts held outside of the U. S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital deficiency of $5.0 million as of September 30, 2011, compared to a working capital deficiency of $8.8 million as of December 31, 2010.  The working capital deficiency balance was primarily due to a deferred revenue balance of $18.4 million as of September 30, 2011, and $17.7 million as of December 31, 2010.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Provided by operating activities	$14,363	$12,354
Used in investing activities	(6,390)	(16,538)
(Used in) provided by financing activities	(5,129)	4,807
Effect of exchange rate change on cash	(140)	60
Net increase in cash and cash equivalents	2,704	683
Cash and cash equivalents at end of period	$6,223	$3,195

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $14.4 million for the nine months ended September 30, 2011, which included net income of $8.4 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $5.5 million.  Changes in working capital benefitted 2011 cash flows from operating activities by $411,000, primarily due to timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable, partially offset by timing of payments on accrued expenses and income taxes.

Net cash provided by operating activities was $12.4 million for the nine months ended September 30, 2010, which included net income of $6.9 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $4.0 million.  Changes in working capital benefitted 2010 cash flows from operating activities by $1.4 million.

Cash Flows from Investing Activities

Net cash of $6.4 million was used for investing activities in the nine months ended September 30, 2011.  Earn-out payments related to the MIV acquisition approximated $4.1 million, and purchases of property and equipment totaled $2.3 million.

Net cash of $16.5 million was used for investing activities in the nine months ended September 30, 2010.  Payments for the OCS acquisition approximated $15.3 million, earn-out payments related to the MIV acquisition approximated $172,000 and purchases of property and equipment totaled $1.1 million.

Cash Flows from Financing Activities

Net cash used by financing activities was $5.1 million in the nine months ended September 30, 2011.  Cash was generated from borrowings under the term note and revolving credit note totaling $4.5 million.  Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $495,000 and $354,000, respectively.  Cash was used to pay dividends of $4.4 million, repay capital lease obligations of $104,000, repay borrowings under the term and revolving credit notes totaling $5.9 million, and repurchase of Company common stock for $74,000.

Net cash provided by financing activities was $4.8 million in the nine months ended September 30, 2010.   Cash was generated from borrowings under the term note and revolving credit note totaling $11.3 million.  Proceeds from the exercise of and excess tax benefit of share-based compensation provided cash of $146,000.  Cash was used to pay dividends of $3.8 million, repay borrowings under the term and revolving credit notes totaling $2.4 million, and repurchase of Company common stock for $399,000.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($140,000) and $60,000 in the nine-month periods ended September 30, 2011, and 2010, respectively.

Capital Expenditures

Cash paid for capital expenditures was $2.3 million for the nine-month period ended September 30, 2011.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases for the remainder of 2011 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at September 30, 2011, was $6.1 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190, with a balloon payment of the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at September 30, 2011, was $8.7 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of September 30, 2011, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of September 30, 2011, the revolving credit note did not have a balance.

The agreement under which the Company acquired MIV provides for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments paid in February 2011 and 2010, were $1.6 million and $172,000 respectively, net of closing valuation adjustments, and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limits the final earn-out payment associated with the MIV acquisition at $2.6 million.  Of this amount, $2.4 million was paid during April 2011 and a final payment of $117,000 was paid in September 2011.  The payments have been recorded as additions to goodwill.

 The Company assumed capital leases of $42,000 in connection with its acquisition of OCS for computer equipment through 2012.  The capital leases meet capitalization requirements because the lease terms exceed more than 75% of the related assets’ estimated useful lives.  The equipment is depreciated over the lease terms.  The Company also purchased operational inserting equipment for $389,000 through a capital lease arrangement.   The lease began November 1, 2010, for a five-year term with a bargain purchase option.  The equipment is being depreciated over seven years, the estimated useful life of the asset.  The Company entered into a new a capital lease agreement for office equipment, which meets capitalization requirements for the present value of the minimum lease payments exceeding 90% of the fair market value of the equipment.  The value of the lease is $58,000 and the equipment is being depreciated over the five-year lease term.

Shareholders’ equity increased $4.9 million to $53.5 million at September 30, 2011, from $48.6 million at December 31, 2010.  The increase was due to net income of $8.4 million, non-cash stock compensation expense of $538,000, the exercise of stock options of $769,000, tax benefits of share-based compensation of $354,000, offset by dividends paid of $4.4 million, a decrease in the cumulative translation adjustment of $311,000 and share repurchases of $420,000, including $74,000 of restricted shares for payroll tax withholdings and $346,000 previously-owned common shares tendered by optionees to pay for the option strike price to exercise options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of September 30, 2011, the remaining number of shares that could be purchased under this authorization was 256,376.

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

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the three-month period ended September 30, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of November 1, 2011, 493,624 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2011	--	--	--	264,420
August 1 – August 31, 2011	--	--	--	264,420
September 1 – September 30, 2011	8,044	$34.25	8,044	256,376

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 8, 2011	By:	/s/ Michael D. Hays
Michael D. Hays Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended September 30, 2011

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

(101)*
Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, and (v) document and entity information

*
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