Form 10-K
period 2011-12-31
NATIONAL RESEARCH CORP
filed 2012-03-01
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2011:  $70,192,505.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of February 20, 2012: 6,759,728 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.                 Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC,” the “Company,” “we,” “our,” “us” or similar terms) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

•	The possibility of non-renewal of the Company’s client service contracts;

•	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

•	The effects of an economic downturn;

•	The possibility of consolidation in the healthcare industry;

•	The impact of federal healthcare reform legislation or other regulatory changes;

•	The Company’s ability to retain its limited number of key clients;

•	The Company’s ability to attract and retain key managers and other personnel;

•	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

•	Regulatory developments; and

•	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

General

National Research Corporation, a Wisconsin corporation, believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 31 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services addresses the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, NRC has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, NRC is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

The NRC Solution

The Company addresses the healthcare industry’s growing need to measure and improve performance across the broad and rapidly changing continuum of healthcare service delivery.  The Company provides services designed to enable its clients to obtain and effectively utilize healthcare analytics and business intelligence to improve performance against key metrics relative to satisfaction, quality and cost outcomes across the organization.  The Company’s solutions are designed to respond to the rapidly changing needs of the healthcare industry. NRC utilizes dynamic data collection, analysis and business intelligence delivery processes to optimize its clients’ ability to improve performance.  The flexibility of the Company’s data collection process allows healthcare organizations to add timely, market-driven questions relevant to matters such as industry performance mandates, employer performance guarantees and internal quality improvement initiatives.  In addition, the Company assesses core service factors relevant to all healthcare respondent groups (patients, members, employers, employees, physicians, residents, families, etc.) and to all service points across the healthcare delivery continuum.

The Company’s performance measurement and improvement services and healthcare analytics are delivered throughout the healthcare industry under several brand names, including NRC Picker, My InnerView (“MIV”), Ticker, Outcome Concept Systems (“OCS”), Illuminate and NRC Picker Canada.

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

Through TGI, the Company offers subscription-based governance education services.  These education services are provided for the boards of directors and medical leadership of hospitals and healthcare systems. The Company provides information regarding organization governance as well as emerging healthcare issues through online content, publications, periodicals, reference books, and associated videos through its resource catalog.  The Company also produces several executive healthcare leadership conferences each year which are exclusively available to clients.

Clients

The Company’s ten largest clients accounted for 20%, 19%, and 19% of the Company’s total revenue in 2011, 2010 and 2009, respectively.  Approximately 8% of the Company’s revenue was derived from foreign customers in 2011, 2010, and 2009.

For financial information by geographic area, see Note 12 to the Company’s consolidated financial statements.

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

Associates

As of December 31, 2011, the Company employed a total of 308 persons on a full-time basis.  In addition, as of such date, the Company had 68 part-time associates primarily in its survey operations, representing approximately 34 full-time equivalent associates.  None of the Company’s associates are represented by a collective bargaining unit.  The Company considers its relationship with its associates to be good.

Executive Officers of the Registrant

The following table sets forth certain information as of February 1, 2012, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	57	Chief Executive Officer
Susan L. Henricks	61	President and Chief Operating Officer
Kevin R. Karas	54	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981.  He also served as President of the Company from 1981 to 2004 and from July 2008 to July 2011.  Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

Susan L. Henricks has served as President and Chief Operating Officer of the Company since she joined the Company in July 2011.  Prior to joining the Company, she served as Managing Partner and Co-Founder of Arbor Capital, LLC, a private equity firm focused primarily on companies in the marketing and information services, payments technology and business process outsourcing sectors, from 2008.  Prior to starting Arbor Capital, Ms. Henricks served as President of the Financial Institution Services business of First Data Corporation, the largest processor of credit card, debit card and merchant transactions in the U.S., from 2006 to 2008, President of RRD Direct and then the directories business of RR Donnelley, a global leader in printing and print services, from 2000 to 2006, President of Donnelley Marketing, a direct marketing services company, from 1999 to 2000, and President of First Data Enterprises, the credit card issuing business of First Data Corporation, from 1997 to 1999.  Ms. Henricks also held various leadership positions with Metromail Corporation, a direct marketing services company, from 1985 to 1997, including President and CEO from 1993 to 1997.

Kevin R. Karas has served as Chief Financial Officer, Treasurer and Secretary of the Company since September 2011, and as Senior Vice President Finance since he joined the Company in December 2010.  Prior to joining the Company, he served as Vice President of Finance for Lifetouch Portrait Studios, Inc., a national retail photography company, from 2005 to 2010.  Mr. Karas also previously served as Chief Financial Officer at CARSTAR, Inc., an automobile collision repair franchise business, from 2000 to 2005, Chief Financial Officer at Rehab Designs of America, Inc., a provider of orthotic and prosthetic services, from 1993 to 2000, and as a regional Vice President of Finance and Vice President of Operations at Novacare, Inc., a provider of physical rehabilitation services, from 1988 to 1993.  He began his career as a Certified Public Accountant at Ernst & Young.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  The new legislation makes extensive changes to the current system of healthcare insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms aimed at improving quality and decreasing costs, comparative effectiveness research, and independent payment advisory boards, among other provisions.  These provisions could negatively impact our health care clients and could impact the services we provide our clients, the demand for the services we provide and the Company’s business.  At this time, it is difficult to estimate the impact of this legislation on the Company but there can be no assurances that health care reform will not adversely impact either our operating results or the manner in which we operate our business.

We rely on a limited number of key clients and a loss of one or more of these key clients will adversely affect our operating results.

We rely on a limited number of key clients for a substantial portion of our revenue.  The Company’s ten largest clients accounted for 20%, 19%, and 19% of the Company’s total revenue in 2011, 2010, and 2009, respectively.

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

Michael D. Hays, our Chief Executive Officer, beneficially owned approximately 62% of our outstanding common stock as of February 20, 2012.  As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions.  The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets.  Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations.  As of December 31, 2011, we maintained $500,000 of key officer life insurance on Mr. Hays.  Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business.  Currently, we do not have employment agreements with our officers or our other key personnel.  Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us.  Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases.  We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

Our business and operating results could be adversely affected if we experience business interruptions or failure of our information technology and communication systems.

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers.  Our systems and those of our external service providers, could be exposed to damage or interruption from fire, natural disasters, energy loss, telecommunication failure, security breach and computer viruses.  An operational failure or outage in our information technology and communication systems or those of our external service providers, could result in loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges and damage our reputation and may result in additional expense to repair or replace damaged equipment and recover data loss resulting from the interruption.  Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and our disaster recovery planning may not account for all contingencies.  Additionally, our insurance may not adequately compensate us for all losses or failures that may occur.  Any one of the above situations could have a material adverse effect on our business, financial condition, results of operations and reputation.

Security breaches or computer viruses could harm our business.

In connection with our client services, we receive, process, store and transmit sensitive business information electronically over the Internet.  Computer viruses could spread throughout our systems and disrupt operations and service delivery.  Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruption in our operations.  We cannot be certain that the technology protecting our networks and information will successfully prevent computer viruses, data thefts, release of confidential information or security breaches.  A compromise in our data security systems that results in inappropriate disclosure of our associates', customers' or vendors' confidential information, could harm our reputation and expose us to regulatory action and claims.  Changes in privacy and information security laws and standards may require we incur significant expense to ensure compliance due to increased technology investment and operational procedures.  An inability to prevent security breaches or computer viruses or failure to comply with privacy and information security laws could result in litigation and regulatory risk, loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges and damage our reputation, which could adversely affect our business, financial condition, results of operations and reputation.

Our growth strategy includes future acquisitions which involve inherent risk.

In order to expand services or technologies to existing clients and increase our client base, we may make strategic business acquisitions that we believe complement our business.  Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, or results of operations, including, among other things:  (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; and (9) a write-off of goodwill, software development costs, client lists, other intangibles and amortization of expenses.  If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations.

Item 1B.                 Unresolved Staff Comments

The Company has no unresolved staff comments to report pursuant to this item.

Item 2.                    Properties

The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations.  This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration.  The Company’s term notes are secured by this property, among other things.

The Company is leasing 2,600 square feet of office space in Markham, Ontario, 5,100 square feet of office space in San Diego, California and 8,100 square feet of office space in Seattle, Washington.

Item 3.                    Legal Proceedings

The Company is not subject to any material pending litigation.

Item 4.                    Mine Safety Disclosures

Not applicable.

PART II

Item 5.                    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $0.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.”  The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2010, through December 31, 2011:

	High	Low	Dividends Declared Per Common Share
2010 Quarter Ended:
March 31	$25.91	$19.00	$.19
June 30	$27.50	$21.45	$.19
September 30	$26.90	$22.07	$.19
December 31	$35.33	$25.21	$.19

2011 Quarter Ended:
March 31	$34.25	$29.01	$.22
June 30	$36.89	$33.63	$.22
September 30	$44.44	$30.96	$.22
December 31	$38.96	$28.00	$.22

On February 20, 2012, there were approximately 23 shareholders of record and approximately 1,200 beneficial owners of the Common Stock.

In March 2005, the Company announced the commencement of a quarterly cash dividend.  Cash dividends of $5.9 million and $5.1 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2011 and 2010, respectively.  The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of February 20, 2012, 539,743 shares have been purchased under this authorization.

The table below summarizes stock repurchases during the three-month period ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2011	--	--	--	256,376
November 1 – November 30, 2011	--	--	--	256,376
December 1 – December 31, 2011	4,947	$34.65	4,947	251,429

The following graph compares the cumulative 5-year total return provided shareholders on National Research Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006, and its relative performance is tracked through December 31, 2011.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/06	12/07	12/08	12/09	12/10	12/11

National Research Corporation	100.00	121.24	132.63	97.43	166.09	193.23
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Item 6.                    Selected Financial Data

The selected statement of income data for the years ended December 31, 2011, 2010, and 2009, and the selected balance sheet data at December 31, 2011 and 2010, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2008 and 2007, and the balance sheet data at December 31, 2009, 2008, and 2007, are derived from audited consolidated financial statements not included herein.  The Company acquired OCS on August 3, 2010, MIV on December 19, 2009, and customer contracts of SQ Strategies on April 1, 2008.  See Note 2 and Note 7 to the Company's consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$75,767	$63,398	$57,692	$51,013	$48,923
Operating expenses:
Direct expenses	28,667	24,635	24,148	23,611	21,801
Selling, general and administrative	23,300	20,202	16,016	12,728	13,173
Depreciation and amortization	5,065	4,704	3,831	2,685	2,583
Total operating expenses	57,032	49,541	43,995	39,024	37,557
Operating income	18,735	13,857	13,697	11,989	11,366
Other expense	(575)	(542)	(580)	(6)	(248)
Income before income taxes	18,160	13,315	13,117	11,983	11,118
Provision for income taxes	6,596	4,816	4,626	4,538	4,278
Net income	$11,564	$8,499	$8,491	$7,445	$6,840

Net income per share - basic	$1.73	$1.28	$1.28	$1.11	$1.00
Net income per share - diluted	$1.69	$1.26	$1.26	$1.09	$0.98
Dividends per share	$0.88	$0.76	$0.64	$0.56	$0.48
Weighted average shares outstanding – basic	6,672	6,637	6,637	6,685	6,850
Weighted average shares outstanding – diluted	6,842	6,735	6,723	6,831	7,011

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Working capital deficiency	$(2,262)	$(8,809)	$(4,432)	$(10,650)	$(2,384)
Total assets	100,676	95,770	72,499	72,145	61,869
Total debt and capital lease obligations, including current portion	14,912	16,599	7,719	12,954	2,993
Total shareholders’ equity	$55,554	$48,584	$44,171	$38,598	$42,286

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 31 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services addresses the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, NRC has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, NRC is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2011 include:

●	Revenue recognition;

●	Valuation of goodwill and identifiable intangible assets; and

●	Income taxes.

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

The Company also derives revenue from hosting arrangements where our propriety software is offered as a service to our customers through our data processing facilities.  The Company’s revenue also includes software-related revenue for software license revenue, installation services, post-contract support (maintenance) and training.  Software-related revenue is recognized in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition.

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

On January 1, 2011, the Company prospectively adopted Accounting Standard Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  For arrangements entered into or materially modified beginning January 1, 2011, we allocated revenue to arrangements with multiple elements based on relative selling price using a selling price hierarchy.  The selling price for a deliverable is based on its VSOE if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements.

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is reviewed for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis and comparable market multiples.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

All of the Company’s goodwill is allocated to its reporting units.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company tests goodwill for impairment.  Under the income approach, there are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data.  Operational management develop growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  Under the market approach, the Company considers its market capitalization, comparisons to other public companies’ data and recent transactions of similar businesses within the Company’s industry. No impairments were recorded during the years ended December 31, 2011, 2010 or 2009.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2011	2010	2009	2011 over 2010	2010 over 2009

Revenue	100.0%	100.0%	100.0%	19.5%	9.9%
Operating expenses:
Direct expenses	37.8	38.8	41.9	16.4	2.0
Selling, general and administrative	30.8	31.9	27.8	15.3	26.1
Depreciation and amortization	6.7	7.4	6.6	7.7	22.8
Total operating expenses	75.3	78.1	76.3	15.1	12.6
Operating income	24.7%	21.9%	23.7%	35.2%	1.2%

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenue.  Revenue increased 19.5% in 2011 to $75.8 million from $63.4 million in 2010.  This increase was due to the addition of OCS (increasing revenue by $4.5 million), market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.   The Company expects revenue to continue to grow in 2012 by 15% to 20%.

Direct expenses.  Direct expenses increased 16.4% to $28.7 million in 2011 from $24.6 million in 2010.  Direct variable expenses are costs that vary with volumes, and consist mainly of printing, postage, hourly labor, and contracted survey work.  Direct fixed expenses consist mainly of salaries and  benefits, and contracted services for client service, analytical,  research,  and information technology development functions.  The primary reason for the increase in direct expenses was due to an increase in variable expenses of $2.4 million, including postage of $1.1 million and contracted survey related costs of $1.1 million to service the higher volume of business, and an increase in fixed expenses of $675,000 from additional staffing and related expenses in information technology development and client service functions.  The addition of OCS also increased variable expenses by $106,000 and fixed expenses by $809,000.  Direct expenses decreased as a percentage of revenue to 37.8% in 2011 from 38.8% during 2010, mainly due to leveraging revenue growth and expanded use of more cost-efficient survey methodologies.  The Company increased direct expense in the fourth quarter of 2011 and will continue to increase direct expenses as a percentage of revenue in the short term, as we increased staffing to support new clients added in late 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.1 million or 15.3% to $23.3 million in 2011 from $20.2 million in 2010.  Of the increase, $2.0 million was primarily due to the expansion of the sales force, increased sales commissions, and the addition of several executives in various leadership roles.  The addition of OCS accounted for the remaining $1.1 million of the increase.  Selling, general, and administrative expenses decreased as a percentage of revenue to 30.8% for 2011 from 31.9% for 2010, primarily due to 2011 sales and revenue growth from the sales expansion in 2010, decreases in acquisition and transition-related expenses for OCS and the consolidation of MIV sales and operations activities into the Lincoln location incurred in 2010 compared to 2011.  The Company expects selling, general and administrative expenses as a percentage of revenue to continue to decline as we continue to leverage revenue growth in 2012 against selling, general and adminstrative expenses.

Depreciation and amortization.  Depreciation and amortization expenses increased 7.7% to $5.1 million in 2011 from $4.7 million in 2010, primarily due to the addition of OCS in 2010.  Depreciation and amortization expenses as a percentage of revenue decreased to 6.7% in 2011 from 7.4% in 2010.  The Company expects depreciation expense in 2012 to continue at a comparable rate as a percentage of revenue.

Provision for income taxes.  The provision for income taxes totaled $6.6 million (36.3% effective tax rate) for 2011 compared to $4.8 million (36.2% effective tax rate) for 2010.  The increase in the effective tax rate was due to higher state taxes, partially offset by increased research and development credits and a decrease in unrecognized tax benefits.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Revenue.  Revenue increased 9.9% in 2010 to $63.4 million from $57.7 million in 2009.  The acquisition of OCS accounted for $3.0 million of the increase with the remainder due to the addition of new clients and expanded sales from existing clients.

Direct expenses.  Direct expenses increased 2% to $24.6 million in 2010 from $24.1 million in 2009.  The primary reason for the increase in direct expenses was due to the acquisition of OCS, which added approximately $1.4 million, and investment in a new business unit, Illuminate, offset by increased use of more cost-efficient survey methodology, as well as staffing reductions.  Direct expenses decreased as a percentage of revenue to 38.8% in 2010 from 41.9% during 2009.

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

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity included $8.1 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note.  The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement.  The Company believes that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

Working Capital

The Company had a working capital deficiency of $2.3 million on December 31, 2011, compared to a $8.8 million working capital deficiency on December 31, 2010.  The working capital deficiency balance is primarily due to a deferred revenue balance of $16.5 million and $17.7 million as of December 31, 2011 and 2010, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Provided by operating activities	$18,481	$14,603	$13,666
Used in investing activities	(6,927)	(16,980)	(3,002)
(Used in) provided by financing activities	(6,886)	3,254	(9,548)
Effect of exchange rate changes on cash	(105)	130	287
Net increase in cash and cash equivalents	4,563	1,007	1,403
Cash and cash equivalents at end of period	$8,082	$3,519	$2,512

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $18.5 million for the year ended December 31, 2011, which included net income of $11.6 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, tax benefit from exercise of stock options and non-cash stock compensation totaling

$7.2 million.  Changes in working capital decreased 2011 cash flows from operating activities by $273,000, primarily due to timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and deferred revenue, partially offset by timing of payments on accrued expenses and income taxes.

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

Cash Flows from Investing Activities

Net cash of $6.9 million was used for investing activities in the year ended December 31, 2011.  Earn-out payments related to the MIV acquisition approximated $4.1 million, and purchases of property and equipment totaled $2.8 million.

Net cash of $17.0 million was used for investing activities in the year ended December 31, 2010.  Cash of $15.3 million was used for the acquisition of OCS and $172,000 was paid under the earn-out related to the MIV acquisition.  Cash of $1.5 million was used for the purchase of property and equipment.

Net cash of $3.0 million was used for investing activities in the year ended December 31, 2009.  Earn-out payments related to the MIV acquisition approximated $93,000 and purchases of property and equipment totaled $2.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.9 million in the year ended December 31, 2011.  Cash was generated from borrowings under the Company’s term note and revolving credit note totaling $4.5 million.  Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $568,000 and $407,000, respectively, partially offset by repurchases of shares for payroll tax withholdings related to share-based compensation of $146,000.  Cash was used to pay dividends of $5.9 million, repay borrowings under the term note and revolving credit note totaling $6.2 million, and repay capital lease obligations of $130,000.

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

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($105,000), $130,000, and $287,000 in the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2011, were $2.8 million. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases in 2012 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million fixed rate term loan.  The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2011, was $6.0 million.

On July 31, 2010, the Company borrowed $10.0 million under a fixed rate term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2010, was $8.5 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2011, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note, following an addendum to the note in March 2008, is $6.5 million.  The revolving credit note was renewed in June 2011 to extend the term to June 30, 2012.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2012.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  The rate at December 31, 2011 was 2.79%.  As of December 31, 2011, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2011.

The agreement under which the Company acquired MIV provided for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments paid in February 2011 and 2010, were $1.6 million and $172,000 respectively, net of closing valuation adjustments, and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limited the final earn-out payment associated with the MIV acquisition at $2.6 million.  Of this amount, $2.5 million was paid during April 2011 and a final payment of $117,000 was paid in September 2011.  The payments have been recorded as additions to goodwill.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2011:

Contractual Obligations	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,058	$676	$1,155	$227	$--
Capital leases	519	147	365	7	--
Uncertain tax positions(1)	266	--	--	--	--
Long-term debt	15,319	2,617	12,702	--	--
Total	$18,162	$3,440	$14,222	$234	$--

(1) We have $266,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $7.0 million to $55.6 million in 2011 from $48.6 million in 2010.  The increase was primarily due to net income of $11.6 million and $2.1 million related share-based compensation, partially offset by dividends paid of $5.9 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of December 31, 2011, the remaining number of shares that could be purchased under this authorization was 251,429.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Adoption of New Accounting Pronouncements

On January 1, 2011, the Company prospectively adopted ASU 2009-13.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  Additionally, it requires that revenue be allocated to each deliverable based on estimated selling price, even though such deliverables are not sold separately either by the Company or other vendors.  The selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable.  As a result, the new guidance allows some revenue to be recognized earlier and in different amounts than previous requirements.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements during the year ended December 31, 2011, and is not expected to materially impact subsequent periods.

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which requires comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current presentation, will no longer be allowed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The guidance will change the Company’s financial statement presentation but is not expected to have a material effect on its financial condition or results of operations.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A.                    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates.  It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date.  It translates its revenue and expenses at the average exchange rate during the period.  The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Foreign currency translation gains (losses) were ($201,000), $339,000, and $775,000 in 2011, 2010, and 2009, respectively.  Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. At December 31, 2011, our fixed rate term debt totaled $14.5 million.  We estimate that a one percent change in market interest rates as of December 31, 2011 would change the fair value of our fixed-rate debt outstanding as of December 31, 2011, by approximately $12,000.  We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings of the revolving line of credit facility.  The analysis indicated that such a movement would change interest expense on an annual basis by approximately $3,000.

Item 8.                       Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2011.  This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2011	Sept 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept 30, 2010	June 30, 2010	Mar. 31, 2010

Revenue	$19,111	$18,549	$18.316	$19,791	$15,883	$16,006	$14,139	$17,370
Direct expenses	7,178	7,471	7,260	6,758	6,264	6,038	5,877	6,456
Selling, general and administrative	5,648	5,572	5,990	6,090	5,938	5,250	4,545	4,469
Depreciation and amortization	1,275	1,312	1,235	1,243	1,322	1,225	1,059	1,098
Operating income	5,010	4,194	3,831	5,700	2,359	3,493	2,658	5,347
Other expense	(158)	(77)	(144)	(196)	(200)	(160)	(42)	(140)
Provision for income taxes	1,720	1,470	1,358	2,048	590	1,191	956	2,079
Net income	$3,132	$2,647	$2,329	$3,456	$1,569	$2,142	$1,660	$3,128
Net income per share – basic	$0.47	$0.40	$0.35	$0.52	$0.24	$0.32	$0.25	$0.47
Net income per share – diluted	$0.46	$0.39	$0.34	$0.51	$0.23	$0.32	$0.25	$0.47
Weighted average shares outstanding – basic	6,691	6,679	6,665	6,654	6,644	6,632	6,634	6,640
Weighted average shares outstanding – diluted	6,847	6,850	6,855	6,809	6,780	6,727	6,732	6,711

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Lincoln, Nebraska
March 1, 2012

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	2011	2010
Current assets:
Cash and cash equivalents	$8,082	$3,519
Trade accounts receivable, less allowance for doubtful accounts of $289 and $337, respectively	11,187	9,172
Unbilled revenue	913	1,115
Prepaid expenses and other	1,166	1,347
Recoverable income taxes	-	1,277
Deferred income taxes	789	911
Total current assets	22,137	17,341

Net property and equipment	13,613	14,482
Intangible assets, net	7,073	8,638
Goodwill	57,730	55,133
Other	123	176

Total assets	$100,676	$95,770

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,861	$1,827
Accounts payable	783	956
Accrued wages, bonus and profit sharing	3,591	4,315
Accrued expenses	1,519	1,351
Income taxes payable	145	-
Deferred revenue	16,500	17,701
Total current liabilities	24,399	26,150

Notes payable, net of current portion	12,625	14,333
Deferred income taxes	7,588	6,193
Deferred revenue	185	184
Capital lease obligations, net of current portion	325	326
Total liabilities	45,122	47,186

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,117,849 in 2011 and 8,044,855 in 2010, outstanding 6,724,280 in 2011 and 6,668,574 in 2010	8	8
Additional paid-in capital	31,080	28,970
Retained earnings	46,995	41,343
Accumulated other comprehensive income	907	1,108
Treasury stock, at cost; 1,393,569 shares in 2011 and 1,376,281 shares in 2010	(23,436)	(22,845)
Total shareholders’ equity	55,554	48,584

Total liabilities and shareholders’ equity	$100,676	$95,770

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	2011	2010	2009

Revenue	$75,767	$63,398	$57,692

Operating expenses:
Direct expenses	28,667	24,635	24,148
Selling, general and administrative	23,300	20,202	16,016
Depreciation and amortization	5,065	4,704	3,831
Total operating expenses	57,032	49,541	43,995

Operating income	18,735	13,857	13,697

Other income (expense):
Interest income	13	6	2
Interest expense	(629)	(491)	(405)
Other, net	41	(57)	(177)

Total other expense	(575)	(542)	(580)

Income before income taxes	18,160	13,315	13,117

Provision for income taxes	6,596	4,816	4,626

Net income	$11,564	$8,499	$8,491

Net income per share - basic	$1.73	$1.28	$1.28
Net income per share - diluted	$1.69	$1.26	$1.26

Weighted average shares and shares equivalent outstanding - basic	6,672	6,637	6,637
Weighted average shares and shares equivalent outstanding - diluted	6,842	6,736	6,723

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2008	$8	$27,217	$33,677	$(6)	$(22,298)	$38,598
Purchase of 3,528 shares of treasury stock	--	--	--	--	(84)	(84)
Issuance of 2,023 common shares for the exercise of stock options	--	18	--	--	--	18
Tax benefit from the exercise of options and vested restricted stock	--	17	--	--	--	17
Cancellation of 3,901 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	619	--	--	--	619
Dividends declared of $0.64 per common share	--	--	(4,263)	--	--	(4,263)
Comprehensive income
Change in cumulative translation adjustment	--	--	--	775	--	775
Net income	--	--	8,491	--	--	8,491
Total comprehensive income	--	--	--	--	--	9,266
Balances at December 31, 2009	$8	$27,871	$37,905	$769	$(22,382)	$44,171
Purchase of 20,349 shares of treasury stock	--	--	--	--	(463)	(463)
Issuance of 17,573 common shares for the exercise of stock options	--	274	--	--	--	274
Tax benefit from the exercise of options and vested restricted stock	--	46	--	--	--	46
Issuance of 9,238 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	779	--	--	--	779
Dividends declared of $0.76 per common share	--	--	(5,061)	--	--	(5,061)
Comprehensive income
Change in cumulative translation adjustment	--	--	--	339	--	339
Net income	--	--	8,499	--	--	8,499
Total comprehensive income	--	--	--	--	--	8,838
Balances at December 31, 2010	$8	$28,970	$41,343	$1,108	$(22,845)	$48,584
Purchase of 17,288 shares of treasury stock	--	--	--	--	(591)	(591)
Issuance of 58,671 common shares for the exercise of stock options	--	940	--	--	--	940
Tax benefit from the exercise of options and vested restricted stock	--	407	--	--	--	407
Issuance of 14,323 restricted common shares, net of forfeitures	--	--	--	--	--	--
Non-cash stock compensation expense	--	763	--	--	--	763
Dividends declared of $0.88 per common share	--	--	(5,912)	--	--	(5,912)
Comprehensive income
Change in cumulative translation adjustment	--	--	--	(201)	--	(201)
Net income	--	--	11,564	--	--	11,564
Total comprehensive income	--	--	--	--	--	11,363
Balances at December 31, 2011	$8	$31,080	$46,995	$907	$(23,436)	$55,554

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$11,564	$8,499	$8,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,065	4,704	3,831
Deferred income taxes	1,297	614	1,733
(Gain) Loss on sale of property and equipment	(1)	1	1
Tax benefit from exercise of stock options	66	33	--
Non-cash stock compensation expense	763	779	619
Change in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,064)	(2,489)	1,396
Unbilled revenue	194	91	(315)
Prepaid expenses and other	132	1,854	(516)
Accounts payable	52	(1,391)	(278)
Accrued expenses, wages, bonus and profit sharing	1,176	113	(73)
Income taxes payable and recoverable	1,420	(442)	(326)
Deferred revenue	(1,183)	2,237	(897)
Net cash provided by operating activities	18,481	14,603	13,666

Cash flows from investing activities:
Purchases of property and equipment	(2,812)	(1,539)	(2,909)
Acquisitions, net of cash acquired and earn-out on acquisitions	(4,115)	(15,441)	(93)
Net cash used in investing activities	(6,927)	(16,980)	(3,002)

Cash flows from financing activities:
Proceeds from notes payable	4,545	11,300	4,916
Payments on notes payable	(6,218)	(2,799)	(10,108)
Payments on capital lease obligations	(130)	(43)	(44)
Proceeds from exercise of stock options	568	274	18
Excess tax benefit from share-based compensation	407	46	17
Purchase of treasury stock	--	(399)	(84)
Repurchase of shares for payroll tax withholdings related to share-based compensation	(146)	(64)	--
Payment of dividends on common stock	(5,912)	(5,061)	(4,263)
Net cash (used in) provided by financing activities	(6,886)	3,254	(9,548)

Effect of exchange rate changes on cash	(105)	130	287

Net increase in cash and cash equivalents	4,563	1,007	1,403

Cash and cash equivalents at beginning of period	3,519	2,512	1,109

Cash and cash equivalents at end of period	$8,082	$3,519	$2,512

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$542	$497	$498
Income taxes	$3,383	$4,549	$2,999

Supplemental disclosures of non-cash investing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2011, 2010 and 2009 was $115,000, $389,000 and $0, respectively.

In connection with the Company’s equity incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price.  The total non-cash stock options exercised was $445,000, $-0- and $-0- for the years ended December 31, 2011, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company’s ten largest clients accounted for 20%, 19%, and 19% of the Company’s total revenue in 2011, 2010, and 2009, respectively.

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

The Company also derives revenue from hosting arrangements where our propriety software is offered as a service to our customers through our data processing facilities.  The Company’s revenue also includes software-related revenue for software license revenue, installation services, post-contract support (maintenance) and training.  Software-related revenue is recognized in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition.

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

On January 1, 2011, the Company prospectively adopted Accounting Standard Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  For arrangements entered into or materially modified beginning January 1, 2011, we allocated revenue to arrangements with multiple elements based on relative selling price using a selling price hierarchy.  The selling price for a deliverable is based on its VSOE if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives.  Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized.  Costs for training and application maintenance are expensed as incurred.  The Company has capitalized approximately $840,000, $900,000 and $450,000, of internal and external costs incurred for the development of internal-use software for the years ended December 31, 2011, 2010 and 2009, respectively, with such costs classified as property and equipment.

The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives.  The Company uses the straight-line method of depreciation and amortization over estimated useful lives of three to ten years for furniture and equipment, three to five years for computer equipment, three to five years for capitalized software, and ten to forty years for the Company’s office building and related improvements.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairments were recorded during the years ended December 31, 2011, 2010 or 2009.

Among others, management believes the following circumstances are important indicators of potential impairment of such assets and as a result may trigger an impairment review:

●	Significant underperformance in comparison to historical or projected operating results;

●	Significant changes in the manner or use of acquired assets or the Company’s overall strategy;

●	Significant negative trends in the Company’s industry or the overall economy;

●	A significant decline in the market price for the Company’s common stock for a sustained period; and

●	The Company’s market capitalization falling below the book value of the Company’s net assets.

Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.   Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is reviewed for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis and comparable market multiples.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

All of the Company’s goodwill is allocated to its reporting units.  As of October 1 of each year (or more frequently as changes in circumstances indicate), the Company tests goodwill for impairment.  Under the income approach, there are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data.  Operational management develops growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  Under the market approach, the Company considers its market capitalization, comparisons to other public companies’ data and recent transactions of similar businesses within the Company’s industry.  No impairments were recorded during the years ended December 31, 2011, 2010 or 2009.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives.   During the years ended December 31, 2011, 2010 and 2009, the Company recorded income tax benefits relating to these tax credits of $229,000, $251,000, and $189,000.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2011 and 2010 of $266,000 and $269,000, respectively excluding interest of $43,000 and $31,000, respectively and no penalties.  Of this amount, $266,000 and $269,000 at December 31, 2011 and 2010, respectively represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company is not subject to tax examinations for years prior to 2008 in the U.S. and 2007 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2011	2010	2009
	(In thousands)
Amounts charged against income, before income tax benefit	$763	$779	$619
Amount of related income tax benefit	302	309	238
Total net income impact	$461	$470	$381

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents were $7.9 million and $2.8 million as of December 31, 2011 and 2010, respectively, consisting primarily of money market accounts and funds invested in commercial paper.  At certain times, cash equivalent balances may exceed federally insured limits.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2011
Money Market Funds	$3,243	$--	$--	$3,243
Commercial Paper	$4,659	$--	$--	$4,659
Total	$7,902	$--	$--	$7,902
As of December 31, 2010
Money Market Funds	$1,246	$--	$--	$1,246
Commercial Paper	$1,544	$--	$--	$1,544
Total	$2,790	$--	$--	$2,790

The Company's long-term debt is recorded at historical cost. The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	December 31, 2011	December 31, 2010
	(In thousands)
Total carrying amount of long-term debt	$14,486	$16,160
Estimated fair value of long-term debt	$14,498	$16,305

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2011 and 2010, there was no impairment related to property and equipment, goodwill and other intangible assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  At December 31, 2011, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

Earnings Per Share

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock.  At December 31, 2011, 2010 and 2009, the Company had 119,569, 384,652 and 247,603 options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2011	2010	2009
	(In thousands)
Common stock	6,672	6,637	6,637
Dilutive effect of options	158	87	74
Dilutive effect of restricted stock	12	12	12
Weighted average shares used for dilutive per share information	6,842	6,736	6,723

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are not included in net income, but rather are recorded directly in accumulated other comprehensive income.  As of December 31, 2011 and 2010, accumulated other comprehensive income (loss) was $907,000 and $1.1 million, respectively, consisting solely of changes in the cumulative translation adjustment.

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

Adoption of New Accounting Pronouncements

On January 1, 2011, the Company prospectively adopted ASU 2009-13.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  Additionally, it requires that revenue be allocated to each deliverable based on estimated selling price, even though such deliverables are not sold separately either by the Company or other vendors.  The selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price.  If neither exists for a deliverable, the best estimate of the selling price is used for that deliverable.  As a result, the new guidance allows some revenue to be recognized earlier and in different amounts than previous requirements.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements during the year ended December 31, 2011, and is not expected to materially impact subsequent periods based on the current business model.

Recent Accounting Pronouncements

In June and December 2011, the FASB issued guidance which requires comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current presentation, will no longer be allowed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The guidance will change the Company’s financial statement presentation but is not expected to have a material effect on its financial condition or results of operations.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance is not expected to have a material effect on the Company’s consolidated financial statements.

(2)           Acquisitions

On August 3, 2010, the Company acquired all of the issued and outstanding shares of stock and stock rights of OCS, a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers.  The acquisition provides the Company with an entry in the home health and hospice markets through OCS’s customer relationships with home healthcare and hospice providers and expands the Company's service offerings across the continuum of care.  Goodwill related to the acquisition of OCS primarily relates to intangible assets that do not qualify for separate recognition including the depth and knowledge of management.  Cash consideration paid at closing was $15.3 million, net of $1.0 million cash received.  Of the purchase price, $1.6 million was deposited into an escrow for indemnification, working capital adjustments and certain other potential claims or expenses following closing, which was released in varying amounts through February 2012.  The following table summarizes the purchase allocation of fair value of the assets acquired and liabilities assumed at the acquisition date.

Amount of Identified Assets Acquired and Liabilities Assumed
(In thousands)
	Weighted-Average Life
Current Assets		$3,615
Property and equipment		1,632
Customer relationships	10 years	2,330
Trade name	5 years	330
Non-compete Agreements	3 years	430
Goodwill		13,502
Total acquired assets		21,839

Current liabilities		6,310
Long-term liabilities		260
Total liabilities assumed		6,570

Net assets acquired		$15,269

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 8.5 years. The excess of purchase price over the fair value of net assets acquired resulted in the Company recording $13.6 million of goodwill. The goodwill and identifiable intangible assets are non-deductible for tax purposes. No residual value was estimated for intangible assets.

The consolidated financial statements as of December 31, 2011 and 2010, and for the years then ended, include amounts acquired from, as well as the results of operations of, OCS from August 3, 2010, forward.  Results of operations for the year ended December 31, 2010, include revenue of $3.0 million and operating income of $221,000 attributable to OCS since its acquisition.  Acquisition-related costs included in selling, general and administrative expenses for the year ended December 31, 2010, approximated $312,000.  The following unaudited pro forma information for the Company has been prepared as if the acquisition of OCS had occurred on January 1, 2009.  The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.  The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

	Year Ended December 31,
	2010	2009
	(in thousands)
Revenue	$67,341	$63,457
Net income	$7,664	$7,198

Net income per share – basic	$1.15	$1.08
Net income per share – diluted	$1.14	$1.07

(3)            Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010
	(In thousands)
Furniture and equipment	$3,667	$3,165
Computer equipment and software	15,866	15,721
Building	9,271	9,367
Land	425	425
	29,229	28,678
Less accumulated depreciation and amortization	15,616	14,196
Net property and equipment	$13,613	$14,482

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.4 million, and $2.7 million, respectively.

Property and equipment included the following amounts under capital lease:

	2011	2010
	(In thousands)
Furniture and equipment	$527	$411
Computer equipment and software	47	47
	574	458
Less accumulated amortization	117	38
Net assets under capital lease	$457	$420

(4)            Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2011:

	Useful Life	Gross	Accumulated Amortization	Net
	(years)
		(In thousands)
Goodwill		$57,730		$57,730
Non-amortizing other intangible assets:
Indefinite trade name		1,191		1,191
Amortizing other intangible assets:
Customer related	5 - 15	10,513	5,789	4,724
Non-competes	3	430	203	227
Trade names	5 - 10	1,902	971	931
Total amortizing intangibles		12,845	6,963	5,882
Total other intangible assets		$14,036	$6,963	$7,073

Goodwill and intangible assets consisted of the following at December 31, 2010:

	Useful Life	Gross	Accumulated Amortization	Net
	(years)
		(In thousands)
Goodwill		$55,133		$55,133
Non-amortizing other intangible assets:
Indefinite Trade name		1,191		1,191
Amortizing other intangible assets:
Customer related	5 - 15	10,520	4,597	5,923
Non-competes	3	430	60	370
Trade names	5 – 10	1,902	748	1,154
Total amortizing intangibles		12,852	5,405	7,447
Total other intangible assets		$14,043	$5,405	$8,638

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2011 and 2010 (in thousands):

Balance as of December 31, 2009	$39,924
MIV contingent consideration earned	1,565
OCS acquisition	13,502
Foreign currency translation	142
Balance as of December 31, 2010	$55,133
MIV contingent consideration earned	2,550
OCS correcting entries	106
Foreign currency translation	(59)
Balance as of December 31, 2011	$57,730

Correcting entries related to the OCS acquisition were made in 2011 for adjustments needed in the purchase price allocation.  Those entries decreased accrued expenses by $49,000, increased the valuation allowance for deferred tax asset by $155,000 and increased goodwill by $106,000.  The effects of these errors were not material to any previously reported periods.

The agreement under which the Company acquired MIV in 2008 provided for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments, paid in February 2011 and 2010, respectively were $1.6 million and $172,000, respectively, net of closing valuation adjustments and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limited the final earn-out payment associated with the MIV acquisition at approximately $2.6 million.  Of this amount, $2.4 million was paid during April 2011 and a final payment of $117,000 was paid in September 2011, which were recorded as additions to goodwill.

Aggregate amortization expense for customer related intangibles, trade names and non-competes for the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $1.3 million, and $1.2 million, respectively.  Estimated amortization expense for the next five years is: 2012—$1.3 million; 2013—$954,000; 2014—$842,000; 2015—$789,000; 2016—$597,000; thereafter $1.4 million.

(5)            Income Taxes

For the years ended December 31, 2011, 2010, and 2009, income before income taxes consists of the following:

	2011	2010	2009

U.S. Operations	$16,017	$11,353	$11,497
Foreign Operations	2,143	1,962	1,620
	$18,160	$13,315	$13,117

Income tax expense consisted of the following components:

	2011	2010	2009
Federal:
Current	$4,018	$3,450	$2,433
Deferred	1,170	458	1,109
Total	$5,188	$3,908	$3,542
Foreign:
Current	$606	$477	$532
Deferred	(1)	28	3
Total	$605	$505	$535
State:
Current	$609	$275	$(21)
Deferred	194	128	570
Total	$803	$403	$549

Total	$6,596	$4,816	$4,626

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2011 and 34% for 2010 and 2009 on pretax income was as follows:

	2011	2010	2009

Expected federal income taxes	$6,356	$4,527	$4,460
Foreign tax rate differential	(145)	(59)	(16)
US tax graduated rates	(99)
State income taxes, net of federal benefit and state tax credits	522	257	362
Federal tax credits	(132)	(110)	(183)
Uncertain tax positions	9	72	27
Deferred tax adjustment due to projected rates	--	138	--
Valuation allowance	--	2	18
Other	85	(11)	(42)
Total	$6,596	$4,816	$4,626

Deferred tax assets and liabilities at December 31, 2011 and 2010, were comprised of the following:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$108	$129
Accrued expenses	345	298
Share based compensation	1,449	1,261
Capital loss carryforward	1,268	1,287
Net operating loss	719	1,376
Other	--	215
Gross deferred tax assets	3,889	4,566
Less Valuation Allowance	(1,352)	(1,287)
Deferred tax assets	2,537	3,279

Deferred tax liabilities:
Prepaid expenses	142	281
Property and equipment	2,505	2,169
Intangible assets	6,506	6,111
Other	184	--
Deferred tax liabilities	9,337	8,561
Net deferred tax liabilities	$(6,800)	$(5,282)

In assessing the realizablility of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carry-back opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded. The net impact on income tax expense related to changes in the valuation allowance for 2011, 2010 and 2009, were -0-, $2,000 and $18,000, respectively. The current year change related to increases to the valuation allowance for capital loss carryforwards that was recorded through goodwill.

The Company has domestic capital loss carryforwards of $3.2 million of which $47,000 expired in 2011.  A total of $3.2 million of the capital loss carryforwards relate to the pre-acquisition periods of acquired companies.  The remainder of the capital loss carryforwards are due to expire in 2012 and 2014 for $76,000 and $3.1 million, respectively.  The Company has provided a $1.3 million valuation allowance against the tax benefit associated with the capital loss carryforwards.  An additional $84,000 valuation allowance relates to OCS state NOL carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $7.1 million are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.  It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed earnings.

The unrecognized tax benefit at December 31, 2011, was $266,000, excluding interest of $43,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could continue to decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.
The change in the unrecognized tax benefits for 2011 and 2010 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2009	$541
Additions based on tax positions of prior years	139
Additions based on tax positions related to the current year	23
Reductions for tax positions of prior tax years	(434)
Balance of unrecognized tax benefits at December 31, 2010	$269

Reductions due to lapse of applicable statue of limitations	(38)
Additions based on tax positions of prior years	3
Additions based on tax positions related to the current year	32
Balance of unrecognized tax benefits at December 31, 2011	$266

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return. The 2008 to 2011 U.S. federal and state returns remain open to examination. The 2007 to 2011 Canada federal and provincial income tax returns remain open to examination.

(6)            Notes Payable

Notes payable consisted of the following:

	2011	2010
	(In thousands)
Revolving credit note with US Bank, subject to borrowing base, matures June 30, 2012, maximum available $6.5 million	$--	$--
Note payable to US Bank refinanced as of July 2010 for $6.9 million, interest at a 3.79% fixed rate, 35 monthly principal and interest payments of $80,104, final balloon payment of interest and principal due July 31, 2013	5,951	6,610
Note payable to US bank for $10 million, interest at a fixed rate of 3.79%, 35 monthly principal and interest payments of $121,190, final balloon payment of interest and principal due July 31, 2013	8,535	9,550
Total notes payable	14,486	16,160
Less current portion	1,861	1,827
Note payable, net of current portion	$12,625	$14,333

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV. In July 2010, the Company refinanced the existing term loan with a $6.9 million fixed rate term loan. The new term loan is payable in 35 monthly installments of $80,104 with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013. Borrowings under the term note bear interest at an annual rate of 3.79%.

On July 31, 2010, the Company borrowed $10.0 million under a fixed rate term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2011, the Company was in compliance with these restrictions and covenants.

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note in March 2008, changed the amount to $6.5 million.  The revolving credit note was renewed in June 2011 to extend the term to June 30, 2012.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2012.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  The rate at December 31, 2011 was 2.79%.  As of December 31, 2011, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2011.

The aggregate maturities of the note payable for each of the five years subsequent to December 31, 2011, are (in thousands):

	Total Payments	2012	2013	2014	2015	2016

Notes payable	$14,486	$1,861	$12,625	$--	$--	$--

(7)            Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”).  The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At December 31, 2011, there were 3,770 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.  The Company has accounted for grants of 596,230 options and restricted stock under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At December 31, 2011, there were 181,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.  The Company has accounted for grants of 369,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).  The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant, and option terms are generally five to ten years.  Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant.   At December 31, 2011, there were 306,320 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.  The Company has accounted for grants of 293,680 options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 166,008, 273,812 and 102,739 shares of the Company’s common stock during the years ended December 31, 2011, 2010 and 2009, respectively.  Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant.  The Company does in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2011	2010	2009

Expected dividend yield at date of grant	2.00 to 2.55%	2.86 to 3.09%	1.93-2.35%
Expected stock price volatility	28.70 to 32.00%	28.40 to 31.20%	24.2 to 30.2%
Risk-free interest rate	1.70 to 2.14%	1.55 to 2.56%	1.55 to 2.15%
Expected life of options (in years)	4 to 6	4 to 6	4 to 6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	834,061	$23.49
Granted	166,008	$35.88
Exercised	(58,671)	$16.03
Cancelled	(171,997)	$28.00
Outstanding at end of period	769,401	$25.73	6.37	$10,225
Exercisable at end of period	368,587	$22.03	4.97	$6,186

The weighted average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009, was $7.43, $4.48 and $5.72, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009, was $1.0 million, $192,000 and $28,000, respectively.  As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, which was expected to be recognized over a weighted average period of 3.22 years.

Cash received from stock options exercised for the years ended December 31, 2011, 2010 and 2009, was $568,000, $274,000, and $18,000, respectively.  The actual tax benefit realized for the tax deduction from stock options exercised was $350,000, $43,000 and $11,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, the Company granted 39,501, 9,238 and -0- non-vested shares of common stock under the 2006 Equity Incentive Plan.  As of December 31, 2011, the Company had 30,002 non-vested shares of common stock outstanding under the Plan.  These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested.  The fair value of the awards is calculated as the fair market value of the shares on the date of grant.  The Company recognized $143,000, $108,000 and $178,000 of non-cash compensation for the years ended December 31, 2011, 2010 and 2009, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans for the year ended December 31, 2011:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	22,636	$21.03
Granted	39,501	$32.31
Forfeitures	(25,178)	$28.40
Vested	(6,957)	$17.25
Outstanding at end of period	30,002	$30.57

As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock awards was approximately $616,000 and is expected to be recognized over a weighted average period of 3.96 years.

(8)            Restructuring and Severance Costs

The Company records restructuring liabilities that represent charges incurred in connection with consolidations, including operations from acquisitions.  These charges consist primarily of severance costs.  Severance charges are based on various factors including the employee’s length of service, contract provisions, and salary levels.  Expense for one-time termination benefits are accrued over each individual’s service period.  The Company records the expense using its best estimate based upon detailed analysis.  Although significant changes are not expected, actual costs may differ from these estimates.

As part of the Company’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced plans to centralize MIV/OCS functions in Lincoln and Seattle and eliminate certain costs of the Wausau operation (the “2010 Restructuring Plan”).  The Company incurred aggregate costs of $143,000 for one-time termination benefits related to 14 associates, which were included in selling, general and administrative expenses in the year ended December 31, 2010.  The Company paid $106,000 in 2010 and the remaining $37,000 was paid in 2011.

In 2011, the Company vacated its office in Wausau, Wisconsin, and reached agreements to terminate the operating lease for its Wausau office and other services.  As a result, the Company made lump-sum payments totaling $280,000, which were included in selling, general and administrative expenses in 2011.

In connection with the acquisition of OCS, the Company reduced headcount from acquisition date levels.  OCS had pre-existing arrangements for severance with its associates at the date of acquisition.  Total severance related to 26 OCS associates approximated $347,000, including $333,000 of severance accruals included in the liabilities assumed at acquisition.  The Company recorded additional severance costs of $14,000 in 2010.  The Company paid $333,000 in 2010 and the remaining $14,000 was paid in 2011.

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	2010 Restructuring Plan Contract Terminations	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring liability at December 31, 2009	$--	$--	$--	$--

Severance assumed in OCS acquisition	--	--	333	333
Accrual for severance and employee related costs	143	--	14	157
Payments	(106)	--	(333)	(439)

Balance, Restructuring liability at December 31, 2010	$37	$--	$14	$ 51_
Accrual for Contract Terminations		280		280
Payments	(37)	(280)	(14)	(331)
Balance, Restructuring liability at December 31, 2011	$--	$--	$--	$ --_

(9)            Leases

The Company leases printing equipment in the United States, and office space in Canada, California and Washington.  The Company also leased office space in Wisconsin through February 2011.  The Company recorded rent expense in connection with its operating leases of $986,000, $691,000 and $626,000 in 2011, 2010 and 2009, respectively.  The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases are:

As of December 31,	Capital Leases	Operating Leases
	(In thousands)
2012	$147	$676
2013	133	437
2014	133	362
2015	100	356
2016	7	227
Total minimum lease payments	520
Less: Amount representing interest	94
Present value of minimum lease payments	426
Less: Current maturities included in accrued expenses	101
Capital lease obligations, net of current portion included in other long term liabilities	$325

(10)          Related Party

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $166,000, $146,000 and $108,000 in 2011, 2010 and 2009 respectively.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease term was a co-owner of EPIC Property Management LLC.  The total of the rental and utility payments under the lease for the year ended December 31, 2011, was $103,000 and for the year ended December 31, 2010, was $84,000.

 (11)         Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement.  Under the 401(k) plan, the Company matches 25% of the first 6% of compensation contributed by each associate.  Employer contributions, which are discretionary, vest to participants at a rate of 20% per year.  The Company contributed $182,000, $168,000 and $151,000 in 2011, 2010 and 2009, respectively, as a matching percentage of associate 401(k) contributions.

(12)          Segment Information

The Company has seven operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria.  Included in the table below is certain entity-wide information regarding the Company’s revenue and assets by geographic area:

	2011	2010	2009
	(In thousands)
Revenue:
United States	$70,074	$58,598	$52,961
Canada	5,693	4,800	4,731
Total	$75,767	$63,398	$57,692
Long-lived assets:
United States	$75,355	$75,238
Canada	3,184	3,191
Total	$78,539	$78,429
Total assets:
United States	$90,253	$87,256
Canada	10,423	8,514
Total	$100,676	$95,770

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                 Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not require an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not deemed to be an “accelerated filer” or “large accelerated filer.”

Item 9B.                 Other Information

The Company has no other information to report pursuant to this item.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference.  Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.  The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s associates, including the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Finance and other persons performing similar functions.  The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.nationalresearch.com.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.nationalresearch.com.  The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11.                 Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2011 Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at December 31, 2011,” “2011 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	769,401	$25.73	491,090	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	769,401	$25.73	491,090

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)
As of December 31, 2011, the Company had authority to award up to 161,854 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 3,770 as of December 31, 2011.  Under the  2006 Equity Incentive Plan, the Company had authority to award up to 144,324 additional shares of restricted Common Stock to participants under the 2006 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 306,320 as of December 31, 2011.

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

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Acquisition	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2009	$241	$75	$138	$175	$279
Year Ended December 31, 2010	279	42	39	23	337
Year Ended December 31, 2011	337	0	80	128	289

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2012.

NATIONAL RESEARCH CORPORATION

By	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays Michael D. Hays	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2012

/s/ Kevin R. Karas Kevin R. Karas	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 1, 2012

/s/ JoAnn M. Martin JoAnn M. Martin	Director	March 1, 2012

/s/ John N. Nunnelly John N. Nunnelly	Director	March 1, 2012

/s/ Paul C. Schorr III Paul C. Schorr III	Director	March 1, 2012

/s/ Gail L. Warden Gail L. Warden	Director	March 1, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

(10.5)*
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

(10.8)*
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

(10.11)*
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

(99)
Proxy Statement for the 2012 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2011; except to the extent specifically incorporated by reference, the Proxy Statement for the 2012 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**
Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, and (vi) document and entity information.

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

**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1034, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.