Form 10-Q
period 2012-03-31
NATIONAL RESEARCH CORP
filed 2012-05-11
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-29466

        National Research Corporation
(Exact name of Registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1245 Q Street, Lincoln, Nebraska          68508
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

Common Stock, $.001 par value, outstanding as of April 30, 2012: 6,782,385 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2012

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Condensed Notes to Consolidated Financial Statements	8-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 6.	Exhibits	19

	Signatures		20

	Exhibit Index		21

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

•
The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,872	$8,082
Trade accounts receivable, less allowance for doubtful accounts of $256 and $289 in 2012 and 2011, respectively	13,577	11,187
Unbilled revenue	999	913
Prepaid expenses and other	2,167	1,166
Deferred income taxes	644	789
Total current assets	25,259	22,137

Property and equipment, net	13,511	13,613
Intangible assets, net	6,685	7,073
Goodwill	57,798	57,730
Other	125	123

Total assets	$103,378	$100,676

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,072	$1,861
Accounts payable	1,075	783
Accrued wages, bonus and profit sharing	2,922	3,591
Accrued expenses	1,834	1,519
Income taxes payable	153	145
Deferred revenue	16,361	16,500
Total current liabilities	24,417	24,399

Notes payable, net of current portion	11,948	12,625
Deferred income taxes	7,934	7,588
Deferred revenue	372	185
Other long term liabilities	300	325
Total liabilities	44,971	45,122

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,214,111 in 2012 and 8,117,849 in 2011, outstanding 6,778,288 in 2012 and 6,724,280 in 2011	8	8
Additional paid-in capital	33,414	31,080
Retained earnings	49,082	46,995
Accumulated other comprehensive income	1,117	907
Treasury stock, at cost; 1,435,823 shares in 2012 and 1,393,569 shares in 2011	(25,214)	(23,436)
Total shareholders’ equity	58,407	55,554

Total liabilities and shareholders’ equity	$103,378	$100,676

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share amounts, unaudited)

	Three months ended March 31,
	2012	2011

Revenue	$22,407	$19,791

Operating expenses:
Direct expenses	8,931	6,758
Selling, general and administrative	6,151	6,090
Depreciation and amortization	1,243	1,243
Total operating expenses	16,325	14,091

Operating income	6,082	5,700

Other income (expense):
Interest income	5	2
Interest expense	(142)	(169)
Other, net	(15)	(29)

Total other expense	(152)	(196)

Income before income taxes	5,930	5,504

Provision for income taxes	2,081	2,048

Net income	$3,849	$3,456

Net income per share – basic	$.57	$.52
Net income per share – diluted	$.56	$.51

Weighted average shares and share equivalents outstanding – basic	6,719	6,654

Weighted average shares and share equivalents outstanding – diluted	6,907	6,809

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2012	2011

Net income	$3,849	$3,456
Other comprehensive income, net of tax:
Foreign currency translation	$210	$225
Other comprehensive income	$210	$225
Comprehensive income	$4,059	$3,681

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,849	$3,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,243	1,243
Deferred income taxes	275	678
Non-cash share-based compensation expense	52	220
Tax benefit from exercise of stock options	213	20
Net changes in assets and liabilities:
Trade accounts receivable	(2,340)	(3,708)
Unbilled revenue	(75)	(22)
Prepaid expenses and other	(933)	(419)
Accounts payable	87	(171)
Accrued expenses, wages, bonuses and profit sharing	(335)	484
Income taxes recoverable and payable	11	974
Deferred revenue	34	1,121
Net cash provided by operating activities	2,081	3,876
Cash flows from investing activities:
Purchases of property and equipment	(633)	(760)
Payments for business acquisitions, net of cash acquired and acquisition earn-out obligation	---	(1,564)
Net cash used in investing activities	(633)	(2,324)
Cash flows from financing activities:
Proceeds from notes payable	---	2,045
Payments on notes payable	(467)	(2,497)
Payments on other long term liabilities	(31)	(51)
Proceeds from exercise of stock options	372	132
Common stock withheld from vested restricted shares for payroll tax withholdings	(466)	(74)
Excess tax benefit from share-based compensation	599	71
Payment of dividends on common stock	(1,762)	(1,477)
Net cash used in financing activities	(1,755)	(1,851)
Effect of exchange rate changes on cash	97	96
Decrease in cash and cash equivalents	(210)	(203)
Cash and cash equivalents at beginning of period	8,082	3,519
Cash and cash equivalents at end of period	$7,872	$3,316

Supplemental disclosure of cash paid for:
Interest expense	$135	$156
Income taxes	$708	$187

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

The Company has eight operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The eight operating segments are: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information, as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute (“TGI”), which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States; My InnerView (“MIV”), which provides quality and performance improvement solutions to the senior care industry; Outcome Concept Systems, Inc. (“OCS”), which provides financial and operational benchmarks and analytics to home care and hospice providers; and Illuminate, a patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.

The condensed consolidated balance sheet of the Company at December 31, 2011, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2012.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2012, and December 31, 2011:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2012
Money Market Funds	$3,519	$--	$--	$3,519
Commercial Paper	4,057	--	--	4,057
Total	$7,576	$--	$--	$7,576
As of December 31, 2011
Money Market Funds	$3,243	$--	$--	$3,243
Commercial Paper	4,659	--	--	4,659
Total	$7,902	$--	$--	$7,902

The Company's long-term debt is recorded at historical cost. The following are the carrying amount and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2012	December 31, 2011
	(In thousands)
Total carrying amounts of long-term debt	$14,020	$14,486
Estimated fair value of long-term debt	$14,494	$14,498

The Company estimated the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2012, and December 31, 2011, there was no indication of impairment related to the non-financial assets.

2.           INCOME TAXES

The Company’s effective tax rate decreased to 35.1% for the three-month period ended March 31, 2012, compared to 37.2% for the same period in 2011.  The effective tax rate for the three-month period ended March 31, 2012, is lower than the rate in same period of 2011 primarily due to the recording of federal tax credits of $111,000 in the 2012 quarter, as well as a reduction in the Canadian statutory tax rates.

The unrecognized tax benefit as of March 31, 2012, was $303,000, excluding interest of $20,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could continue to decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

3.           NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2012, was $5.8 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2012, was $8.3 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2012, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2012, the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2012.

4.           SHARE-BASED COMPENSATION

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

The Company granted options to purchase 31,630 and 68,008 shares of the Company’s common stock during the three-month periods ended March 31, 2012, and 2011, respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2012	2011

Expected dividend yield at date of grant	3.98%	2.35%
Expected stock price volatility	29.10%	28.70%
Risk-free interest rate	1.15%	2.14%
Expected life of options (in years)	6	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	769,401	$25.73	--	--
Granted	31,630	$38.35	--	--
Exercised	(88,439)	$19.04	--	--
Cancelled	(66,043)	$26.66	--	--
Outstanding at March 31, 2012	646,549	$27.16	6.52	$10,200
Exercisable at March 31, 2012	334,085	$22.95	5.01	$6,677

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the three months ended March 31, 2012:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	30,002	$30.57
Granted	7,823	$38.35
Vested	(2,449)	$22.87
Forfeited	--	--
Outstanding at March 31, 2012	35,376	$32.83

As of March 31, 2012, the total unrecognized compensation cost related to non-vested stock awards was approximately $858,000 and is expected to be recognized over a weighted average period of 4.08 years.

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2012.

(In thousands)
Balance as of December 31, 2011	$57,730
Foreign currency translation	68
Balance as of March 31, 2012	$57,798

Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,520	10,513
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,043	14,036
Less accumulated amortization	7,358	6,963
Other intangible assets, net	$6,685	$7,073

6. PROPERTY AND EQUIPMENT

	March 31, 2012	December 31, 2011
	(In thousands)
Property and equipment	$29,999	$29,229
Accumulated depreciation	(16,488)	(15,616)
Property and equipment, net	$13,511	$13,613

7.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  As of March 31, 2012, and 2011, the Company excluded 80,240 and 65,758 options and -0- and 37,745 restricted stock shares for each period, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended March 31,
	(In thousands)
	2012	2011
Weighted average shares and share equivalents – basic	6,719	6,654
Weighted average dilutive effect of options	174	147
Weighted average dilutive effect of restricted stock	14	8
Weighted average shares and share equivalents - dilutive	6,907	6,809

8.           ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date.  The Company adopted the requirements of ASU 2011-05 and ASU 2011-12 by presenting a single Condensed Consolidated Statement of Comprehensive Income immediately following the Statement of Income.  There was no other impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required.  An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.  The Company adopted the requirements of ASU 2011-08.  The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

9.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. (Ameritas).  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas.  The total value of these purchases was $42,000 for each of the three-month periods ended March 31, 2012 and 2011.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease-term was a co-owner of EPIC Property Management LLC.  The total of the rental and utility payments under the lease was $50,000 in the three-month period ended March 31, 2011.

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

	Three months ended
	March 31,
	2012	2011

Revenue	100.0%	100.0%

Operating expenses:
Direct expenses	39.9	34.1
Selling, general and administrative	27.5	30.8
Depreciation and amortization	5.5	6.3
Total operating expenses	72.9	71.2

Operating income	27.1%	28.8%

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenue.  Revenue for three-month period ended March 31, 2012, increased 13.2% to $22.4 million, compared to $19.8 million in the three-month period ended March 31, 2011.  The increase was due to market share growth and vertical growth in the existing client base.  Revenue from subscription-based agreements comprised 68% of the total revenue for the three-month period ended March 31, 2012, compared to 49% of total revenue for the three-month period ended March 31, 2011.  Subscription-based agreements, which grew to represent 75.0% of the contract value as of March 31, 2012, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses.  Direct expenses increased 32.2% to $8.9 million for the three-month period ended March 31, 2012, compared to $6.8 million in the same period during 2011.  This was due to increases in variable expenses of $1.2 million, including postage, labor costs, contracted survey-related costs to service the higher volume of business, and an increase in fixed expenses of $973,000 from additional investments in technology, research and service resources that support our strategy of empowering customer-centric healthcare across the continuum.  Direct expenses increased as a percentage of revenue to 39.9% in the three-month period ended March 31, 2012, from 34.1% during the same period of 2011 due to higher survey volumes for the subscription-based products in the first quarter of 2012 and investments in technology, research and service resources.  This percentage is projected to be at an average of 39-40% for the full year in 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 1% to $6.2 million for the three-month period ended March 31, 2012, compared to $6.1 million for the same period in 2011.  Selling, general, and administrative expenses decreased as a percentage of revenue to 27.5% for the three-month period ended March 31, 2012, from 30.8% for the same period in 2011 due to the Wasau location closing costs of $280,000 incurred in 2011 as well as the leveraging of selling, general and administrative expenses against increased revenue in the three-month period ended March 31, 2012.  This percentage is projected to be at an average of 28-29% for the full year in 2012.

Depreciation and amortization.  Depreciation and amortization expenses were $1.2 million for the three-month periods ended March 31, 2012, and 2011.  Depreciation and amortization expenses as a percentage of revenue decreased to 5.5% for the three-month period ended March 31, 2012, from 6.3% during the same period of 2011.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2012 and at an average of 6% of revenue for the full year.

Provision for income taxes. The provision for income taxes totaled $2.1 million (35.1% effective tax rate) for the three-month period ended March 31, 2012, compared to $2.0 million (37.2% effective tax rate) for the same period in 2011.  The effective rate for the three months ended March 31, 2012, is lower than the same period in 2011, primarily due to the recording of federal tax credits of $111,000 in the 2012 quarter, as well as a reduction in Canadian statutory tax rates.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company had cash and cash equivalents of $7.9 million at March 31, 2012, of which $3.7 million was held in Canada.  All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations.  The amounts held outside of the U. S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $842,000 as of March 31, 2012, compared to a working capital deficiency of $2.3 million as of December 31, 2011.  The change in the working capital balance was primarily due to an increase in accounts receivable of $2.4 million.  The Company’s working capital is significantly impacted by its large deferred revenue balances.  The deferred revenue balances as of March 31, 2012, and 2011 were $16.3 million and $16.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Provided by operating activities	$2,081	$3,876
Used in investing activities	(633)	(2,324)
Used in financing activities	(1,755)	(1,851)
Effect of exchange rate change on cash	97	96
Net decrease in cash and cash equivalents	(210)	(203)
Cash and cash equivalents at end of period	$7,872	$3,316

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $2.1 million for the quarter ended March 31, 2012, which included net income of $3.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $1.8 million.  Changes in working capital reduced 2012 cash flows from operating activities by $3.6 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and an increase in prepaid expenses.

Net cash provided by operating activities was $3.9 million for the quarter ended March 31, 2011, which included net income of $3.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $2.2 million.  Changes in working capital reduced 2011 cash flows from operating activities by $1.7 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and deferred revenue.

Cash Flows from Investing Activities

Net cash of $633,000 was used for investing activities in the quarter ended March 31, 2012, for purchases of property and equipment.

Net cash of $2.3 million was used for investing activities in the quarter ended March 31, 2011.  Earn-out payments related to the MIV acquisition approximated $1.6 million, and purchases of property and equipment totaled $760,000.

Cash Flows from Financing Activities

Net cash used by financing activities was $1.8 million in the quarter ended March 31, 2012.  Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $372,000 and $599,000, respectively.  Cash was used to pay dividends of $1.8 million, payroll taxes on vested restricted shares of $466,000, and repay borrowings under the term notes totaling $467,000.

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

The effect of changes in foreign exchange rates increased cash and cash equivalents by $97,000 and $96,000 in the quarters ended March 31, 2012, and 2011, respectively.

Capital Expenditures

Cash paid for capital expenditures was $633,000 for the three-month period ended March 31, 2012.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases for the remainder of 2012 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2012, was $5.8 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190, with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2012, was $8.3 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2012, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2011 to extend the term to June 30, 2012.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2012, the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2012.

The Company has capital leases for computer equipment, office equipment, and inserting equipment.  The balance of the capital leases as of March 31, 2012, was $394,000.

Shareholders’ equity increased $2.8 million to $58.4 million at March 31, 2012, from $55.6 million at December 31, 2011.  The increase was primarily due to net income of $3.8 million and $2.3 million related to share-based compensation, partially offset by dividends paid of $1.8 million and share repurchases of $1.8 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of March 31, 2012, the remaining number of shares that could be purchased under this authorization was 209,175.

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II – Other Information

ITEM 1A.        Risk Factors

Risk factors relating to the Company are contained in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  No material change to such risk factors has occurred during the three-month period ended March 31, 2012.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of April 30, 2012, 207,853 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2012	6,557	$38.71	6,557	244,872
February 1 – February 29, 2012	35,697	$42.69	35,697	209,175
March 1 – March 31, 2012	--	--	--	209,175

ITEM 6.           Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 11, 2012	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal
Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2012

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

(101)*
Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v)  the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.