Form 10-Q
period 2012-06-30
NATIONAL RESEARCH CORP
filed 2012-08-10
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Common Stock, $.001 par value, outstanding as of August 1, 2012: 6,803,033 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2012

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value, unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,168	$8,082
Trade accounts receivable, less allowance for doubtful accounts of $257 and $289 in 2012 and 2011, respectively	13,051	11,187
Unbilled revenue	1,502	913
Prepaid expenses and other	1,878	1,166
Income tax receivable	171	-----
Deferred income taxes	454	789
Total current assets	28,224	22,137

Property and equipment, net	13,124	13,613
Intangible assets, net	6,335	7,073
Goodwill	57,715	57,730
Other	196	123

Total assets	$105,594	$100,676

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,093	$1,861
Accounts payable	770	783
Accrued wages, bonus and profit sharing	3,041	3,591
Accrued expenses	1,955	1,519
Income taxes payable	-----	145
Deferred revenue	17,413	16,500
Total current liabilities	25,272	24,399

Notes payable, net of current portion	11,457	12,625
Deferred income taxes	7,175	7,588
Deferred revenue	347	185
Other long term liabilities	280	325
Total liabilities	44,531	45,122

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,234,911 in 2012 and 8,117,849 in 2011, outstanding 6,796,510 in 2012 and 6,724,280 in 2011	8	8
Additional paid-in capital	34,280	31,080
Retained earnings	51,258	46,995
Accumulated other comprehensive income, foreign currency translation	848	907
Treasury stock, at cost; 1,438,401 shares in 2012 and 1,393,569 shares in 2011	(25,331)	(23,436)
Total shareholders’ equity	61,063	55,554

Total liabilities and shareholders’ equity	$105,594	$100,676

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$20,632	$18,316	$43,039	$38,107

Operating expenses:
Direct expenses	8,633	7,260	17,564	14,018
Selling, general and administrative	5,569	5,990	11,720	12,080
Depreciation and amortization	1,214	1,235	2,457	2,478
Total operating expenses	15,416	14,485	31,741	28,576

Operating income	5,216	3,831	11,298	9,531

Other income (expense):
Interest income	6	3	12	5
Interest expense	(140)	(156)	(282)	(326)
Other, net	29	9	14	(19)

Total other expense	(105)	(144)	(256)	(340)

Income before income taxes	5,111	3,687	11,042	9,191

Provision for income taxes	1,172	1,358	3,253	3,406

Net income	$3,939	$2,329	$7,789	$5,785

Net income per share – basic	$.58	$.35	$1.16	$.87
Net income per share – diluted	$.57	$.34	$1.12	$.85

Weighted average shares and share equivalents outstanding – basic	6,751	6,665	6,735	6,659

Weighted average shares and share equivalents outstanding – diluted	6,943	6,855	6,931	6,832

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$3,939	$2,329	$7,789	$5,785

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(268)	$(40)	$(59)	$186
Other comprehensive income (loss)	$(268)	$(40)	$(59)	$186
Comprehensive income	$3,671	$2,289	$7,730	$5,971

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,789	$5,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,457	2,478
Deferred income taxes	(353)	764
Non-cash share-based compensation expense	82	498
Tax benefit from exercise of stock options	273	22
Loss on disposal of property and equipment	2	------
Net changes in assets and liabilities:
Trade accounts receivable	(1,875)	(2,400)
Unbilled revenue	(594)	(836)
Prepaid expenses and other	(670)	(66)
Accounts payable	(5)	81
Accrued expenses, wages, bonuses and profit sharing	(73)	1,156
Income taxes receivable and payable	(316)	478
Deferred revenue	1,084	298
Net cash provided by operating activities	7,801	8,258
Cash flows from investing activities:
Purchases of property and equipment	(1,284)	(1,307)
Payments for business acquisitions, net of cash acquired and acquisition earn-out obligation	------	(3,998)
Net cash used in investing activities	(1,284)	(5,305)
Cash flows from financing activities:
Proceeds from notes payable	------	4,545
Payments on notes payable	(936)	(4,052)
Payments on capital lease obligations	(62)	(72)
Proceeds from exercise of stock options	757	325
Common stock withheld from vested restricted shares for payroll tax withholdings	(527)	(74)
Excess tax benefit from share-based compensation	899	196
Payment of dividends on common stock	(3,525)	(2,956)
Net cash used in financing activities	(3,394)	(2,088)
Effect of exchange rate changes on cash	(37)	80
Increase in cash and cash equivalents	3,086	945
Cash and cash equivalents at beginning of period	8,082	3,519
Cash and cash equivalents at end of period	$11,168	$4,464

Supplemental disclosure of cash paid for:
Interest expense	$272	$302
Income taxes	$2,517	$1,859

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

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2012.

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

Fair Value Measurements

The Company’s valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities; (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for similar or identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and (3) Level 3 Inputs—unobservable inputs.

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2012, and December 31, 2011:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2012
Money Market Funds	$4,309	$--	$--	$4,309
Commercial Paper	6,841	--	--	6,841
Total	$11,150	$--	$--	$11,150

As of December 31, 2011
Money Market Funds	$3,243	$--	$--	$3,243
Commercial Paper	4,659	--	--	4,659
Total	$7,902	$--	$--	$7,902

The Company’s long-term debt is recorded at historical cost.  The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2012	December 31, 2011
	(In thousands)
Total carrying amounts of long-term debt	$13,550	$14,486
Estimated fair value of long-term debt	$13,679	$14,498

The Company estimated the fair value of its long-term, fixed rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of June 30, 2012, and December 31, 2011, there was no indication of impairment related to the Company’s non-financial assets.

2.         INCOME TAXES

The Company’s effective tax rate decreased to 29.5% for the six-month period ended June 30, 2012, compared to 37.1% for the same period in 2011.  The effective tax rate decreased to 22.9% for the three- month period ended June 30, 2012, compared to 36.8% for the same period in 2011.  The effective tax rates for the three and six-month periods ended June 30, 2012, are lower than the rates in the same periods of 2011 primarily due to a reduction of state income taxes reducing current balances by $45,000, as well as an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes.  The Company also recorded federal tax credits of $87,000 and $198,000 during the three and six-month periods ended June 30, 2012, respectively.

The unrecognized tax benefit as of June 30, 2012, was $350,000, excluding interest of $22,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

3.         NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2012, was $5.6 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2012, was $8.0 million.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2012, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2012 to extend the term to June 30, 2013. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of June 30, 2012, the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2012.

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

The Company’s 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant and option terms are generally five to ten years.  Options vest over five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company granted options to purchase 79,630 and 116,008 shares of the Company’s common stock during the six-month periods ended June 30, 2012, and 2011 respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2012			2011

Expected dividend yield at date of grant	2.63	to	3.98%	2.35	to	2.55%
Expected stock price volatility	29.10	to	31.70%	28.70	to	32.00%
Risk-free interest rate	0.56	to	1.15%	1.87	to	2.14%
Expected life of options (in years)	4	to	6	4	to	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	769,401	$25.73	--	--
Granted	79,630	$45.28	--	--
Exercised	(116,358)	$19.07	--	--
Cancelled	(107,505)	$26.65	--	--
Outstanding at June 30, 2012	625,168	$29.30	6.62	$14,411
Exercisable at June 30, 2012	354,166	$24.82	5.42	$9,749

The following table summarizes information regarding non-vested stock granted to associates under the 2001 Equity Incentive Plan for the three months ended June 30, 2012:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	30,002	$30.57
Granted	7,823	$38.35
Vested	(6,441)	$24.22
Forfeited	(7,119)	$32.31
Outstanding at June 30, 2012	24,265	$34.26

As of June 30, 2012, the total unrecognized compensation cost related to non-vested stock awards was approximately $642,000 and is expected to be recognized over a weighted average period of 3.92 years.

5.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2012.

(In thousands)
Balance as of December 31, 2011	$57,730
Foreign currency translation	(15)
Balance as of June 30, 2012	$57,715

Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,512	10,513
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,035	14,036
Less accumulated aortization	7,700	6,963
Other intangible assets, net	$6,335	$7,073

6.         PROPERTY AND EQUIPMENT

	June 30, 2012	December 31, 2011
	(In thousands)
Property and equipment	$30,425	$29,229
Accumulated depreciation	(17,301)	(15,616)
Property and equipment, net	$13,124	$13,613

7.         EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of options and restricted stock.  The Company excluded 76,901 and 97,546 options for the three-month periods ended June 30, 2012, and 2011 respectively, and 94,385 and 82,185 options from the six-month periods ended June 30, 2012, and 2011 respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.  No restricted shares were excluded from the calculation during these periods.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended June 30, (In thousands)		Six months ended June 30, (In thousands)
	2012	2011	2012	2011
Weighted average shares and share equivalents – basic	6,751	6,665	6,735	6,659
Weighted average dilutive effect of options	175	177	179	163
Weighted average dilutive effect of restricted stock	17	13	17	10
Weighted average shares and share equivalents - dilutive	6,943	6,855	6,931	6,832

8.         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date.  The Company adopted the requirements of ASU 2011-05 and ASU 2011-12 by presenting a Condensed Consolidated Statement of Comprehensive Income immediately following the Statement of Income.  There was no other impact on the Company’s condensed consolidated financial statements.

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

9.         RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”).  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas.  The total value of these purchases was $51,000 and $41,000 for the three-month periods ended June 30, 2012, and 2011, respectively.  The total value of these purchases was $93,000 for the six-month period ended June 30, 2012, and $83,000 for the six-month period ended June 30, 2011.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease-term was a co-owner of EPIC Property Management LLC.  The total of the rental and utility payments under the lease was $50,000 and $101,000 in the three and six-month periods ended June 30, 2011, respectively.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company believes it is a leading provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada.  The Company believes it has achieved this leadership position based on 31 years of industry experience and its relationships with many of the industry’s largest organizations.  The Company’s portfolio of services addresses the growing needs of healthcare organizations to measure and improve satisfaction, quality and cost outcomes relative to the services that they provide.  Since its founding in 1981 in Lincoln, Nebraska, the Company has focused on meeting the information needs of the healthcare industry.  The Company’s services, which are comprehensive, include data collection, healthcare analytics, best practice identification and effective delivery of value-added business intelligence that enables its clients to improve performance across key business metrics.  Through its extensive array of service capabilities and industry relationships, the Company is positioned to provide healthcare information services to organizations across a wide continuum of service delivery segments.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct expenses	41.8	39.6	40.8	36.8
Selling, general and administrative	27.0	32.7	27.2	31.7
Depreciation and amortization	5.9	6.7	5.7	6.5
Total operating expenses	74.7	79.0	73.7	75.0

Operating income	25.3%	21.0%	26.3%	25.0%

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenue.  Revenue for the three-month period ended June 30, 2012, increased 12.6% to $20.6 million, compared to $18.3 million in the three-month period ended June 30, 2011.  The increase was due to market share growth and vertical growth in the existing client base.

Direct expenses.  Direct expenses increased 18.9% to $8.6 million for the three-month period ended June 30, 2012, compared to $7.3 million in the same period during 2011.  This was due to increases in variable expenses of $851,000 including postage, labor costs, contracted survey-related costs to service the higher volume of business, and an increase in fixed expenses of $521,000 from additional investments in technology, research and service resources that support our strategy of empowering customer-centric healthcare across the continuum.  Direct expenses increased as a percentage of revenue to 41.8% in the three-month period ended June 30, 2012, from 39.6% during the same period of 2011.  Variable expenses as percentage of revenue were 1.6% of the change due to higher survey volumes for the subscription-based products, and fixed expenses were 0.6% of the change due to investments in technology, research and service resources.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 7.0% to $5.6 million for the three-month period ended June 30, 2012, compared to $6.0 million for the same period in 2011.  Selling, general, and administrative expenses decreased as a percentage of revenue to 27.0% for the three-month period ended June 30, 2012, from 32.7% for the same period in 2011 due to the leveraging of selling, general and administrative expenses against increased revenue in the three-month period ended June 30, 2012.

Depreciation and amortization.  Depreciation and amortization expenses were $1.2 million for the three-month periods ended June 30, 2012, and 2011.  Depreciation and amortization expenses as a percentage of revenue decreased to 5.9% for the three-month period ended June 30, 2012, from 6.7% during the same period of 2011.

Provision for income taxes. The provision for income taxes totaled $1.2 million (22.9% effective tax rate) for the three-month period ended June 30, 2012, compared to $1.4 million (36.8% effective tax rate) for the same period in 2011.  The effective tax rate for the three-month period ended June 30, 2012, is lower than the rate in the same period of 2011 primarily due to a reduction of state income taxes reducing current balances by $45,000, as well as an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes.  The Company also recorded federal tax credits of $87,000 during the three-month period ended June 30, 2012.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Revenue.  Revenue for the six-month period ended June 30, 2012, increased 12.9% to $43.0 million compared to $38.1 million in the six-month period ended June 30, 2011.  The increase was due to market share growth and vertical growth in the existing client base.  Revenue from subscription-based agreements comprised 71.0% of the total revenue for the six-month period ended June 30, 2012, compared to 56.0% of total revenue for the six-month period ended June 30, 2011.  Subscription-based agreements, which represent 75.0% of the contract value as of June 30, 2012, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses.  Direct expenses increased 25.3% to $17.6 million in the six-month period ended June 30, 2012, compared to $14.0 million in the same period during 2011 due to an increase in variable expenses of $2.1 million, including postage and contracted survey related costs to service the higher volume of business and an increase in fixed expenses of $1.5 million from additional staffing and related expenses in information technology development and client service functions.  Direct expenses increased as a percentage of revenue to 40.8% in the six-month period ended June 30, 2012, from 36.8% during the same period of 2011.  Variable expenses as percentage of revenue were 2.4% of the change due to higher survey volumes for the subscription-based products, and fixed expenses were 1.6% of the change due to investments in technology, research and service resources.  This percentage is projected to be at an average of 40% for the full year in 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 3.0% to $11.7 million for the six-month period ended June 30, 2012, compared to $12.1 million for the same period in 2011.  Selling, general, and administrative expenses decreased as a percentage of revenue to 27.2% for the six-month period ended June 30, 2012, from 31.7% for the same period in 2011 due to the leveraging of selling, general and administrative expenses against increased revenue.  This percentage is projected to be at an average of 28.0% for the full year in 2012.

Depreciation and amortization.  Depreciation and amortization expenses for the six-month periods ended June 30, 2012, and 2011 was $2.5 million.  Depreciation and amortization expenses as a percentage of revenue decreased to 5.7% in the six-month period ended June 30, 2012, from 6.5% in the same period of 2011.  Depreciation and amortization is projected to remain fairly constant in dollar amounts through 2012 and at an average of 6.0% of revenue for the full year.

Provision for income taxes. The provision for income taxes totaled $3.3 million (29.5% effective tax rate) for the six-month period ended June 30, 2012, compared to $3.4 million (37.1% effective tax rate) for the same period in 2011.  The effective tax rate for the six-month period ended June 30, 2012, is lower than the rate in the same period of 2011 primarily due to a reduction of state income taxes reducing current balances by $45,000, as well as an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes.  The Company also recorded federal tax credits of $198,000 during the six-month period ended June 30, 2012.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company had cash and cash equivalents of $11.2 million at June 30, 2012, of which $4.6 million was held in Canada.  All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations.  The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $3.0 million as of June 30, 2012, compared to a working capital deficiency of $2.3 million as of December 31, 2011.  The change in the working capital balance was primarily due to an increase in cash and cash equivalents of $3.1 million and accounts receivable of $1.9 million.  The Company’s working capital is significantly impacted by its large deferred revenue balances.  The deferred revenue balances as of June 30, 2012, and December 31, 2011, were $17.4 million and $16.5 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for performance tracking services and custom research projects before they have been completed.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s consolidated financial statements, and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of when the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Provided by operating activities	$7,801	$8,258
Used in investing activities	(1,284)	(5,305)
Used in financing activities	(3,394)	(2,088)
Effect of exchange rate change on cash	(37)	80
Net increase in cash and cash equivalents	3,086	945
Cash and cash equivalents at end of period	$11,168	$4,464

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2012, which included net income of $7.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $2.5 million.  Changes in working capital reduced 2012 cash flows from operating activities by $2.5 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and an increase in prepaid expenses offset by an increase in deferred revenue.

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2011, which included net income of $5.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $3.8 million.  Changes in working capital reduced 2011 cash flows from operating activities by $1.3 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable, partially offset by timing of payments on accrued expenses.

Cash Flows from Investing Activities

Net cash of $1.3 million was used for investing activities in the six months ended June 30, 2012, for purchases of property and equipment.

Net cash of $5.3 million was used for investing activities in the six months ended June 30, 2011.  Earn-out payments related to the MIV acquisition approximated $4.0 million, and purchases of property and equipment totaled $1.3 million.

Cash Flows from Financing Activities

Net cash used by financing activities was $3.4 million in the six months ended June 30, 2012.  Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $757,000 and $899,000, respectively.  Cash was used to pay dividends of $3.5 million, payroll taxes on vested restricted shares of $527,000, capital lease obligations of $62,000 and repay borrowings under the term notes totaling $936,000.

Net cash used by financing activities was $2.1 million in the six months ended June 30, 2011.  Cash was generated from borrowings under the term note and revolving credit note totaling $4.5 million.  Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $325,000 and $196,000, respectively.  Cash was used to pay dividends of $3.0 million, repay borrowings under the term and revolving credit notes totaling $4.1 million, and repurchases of the Company’s common stock of $74,000.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($37,000) and $80,000 in the quarters ended June 30, 2012, and 2011, respectively.

Capital Expenditures

Cash paid for capital expenditures was $1.3 million for the six-month period ended June 30, 2012.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases for the remainder of 2012 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2012, was $5.6 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190, with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at June 30, 2012, was $8.0 million.

The Company expects to refinance the term notes prior to July 31, 2013.  If, however, the notes cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The term notes are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of June 30, 2012, the Company was in compliance with these restrictions and covenants.

The Company also has a revolving credit note that was renewed in June 2012 to extend the term to June 30, 2013.  The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of June 30, 2012, the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2012.

The Company has capital leases for computer equipment, office equipment, and inserting equipment.  The balance of the capital leases as of June 30, 2012, was $373,000.

Shareholders’ equity increased $5.5 million to $61.1 million at June 30, 2012, from $55.6 million at December 31, 2011.  The increase was primarily due to net income of $7.8 million and $3.2 million related to share-based compensation, partially offset by dividends paid of $3.5 million and share repurchases of $1.9 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of June 30, 2012, the remaining number of shares that could be purchased under this authorization was 206,597.

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

PART II – Other Information

ITEM 1A.      Risk Factors

There have been no material changes to the risk factors relating to the Company, set forth in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of August 1, 2012, 549,206 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2012	1,322	$42.73	1,322	207,853
May 1 – May 31, 2012	1,256	$48.73	1,256	206,597
June 1 – June 30, 2012	--	--	--	206,597

ITEM 6.         Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 10, 2012	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended June 30, 2012

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

(101)*
Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v)  the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information

*
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