Form 10-K
period 2012-12-31
NATIONAL RESEARCH CORP
filed 2013-03-01
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________

Commission file number:  0-29466

National Research Corporation
(Exact name of registrant as specified in its charter)

Wisconsin	47-0634000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1245 Q Street
Lincoln, Nebraska	68508
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market

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
Large accelerated filer ☐                                                           Accelerated filer  ☒                                            Non-accelerated filer ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2012:  $131,966,864.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of February 20, 2013: 6,910,928 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

General

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations.  The Company’s solutions support the improvement of business and clinical outcomes, while facilitating regulatory compliance and the shift to population-based health management for its clients.  The Company’s ability to systematically capture, analyze and deliver to its clients self-reported information from patients, families and consumers is critical in today’s healthcare market.  NRC believes that access to and analysis of its extensive consumer-driven information will become even more valuable in the future as healthcare providers increasingly need to more deeply understand and engage patients and consumers in an effort towards effective population-based health management.

The Company’s portfolio of subscription-based solutions provide actionable information and analysis to healthcare organizations and payers across a range of mission-critical, constituent-related elements, including patient experience and satisfaction, community population health risks, workforce engagement, community perceptions, and physician engagement.  NRC partners with clients across the continuum of healthcare services.  The Company’s clients range from acute care hospitals and post-acute providers, such as home health, long term care and hospice, to numerous payer organizations.  The Company believes this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and interactive healthcare system.

NRC’s expertise includes the efficient capture, interpretation, transmittal and benchmarking of critical data elements from millions of healthcare consumers.  Using its portfolio of solutions through internet-based business intelligence tools, the Company’s clients gain insights into best practices to drive improvements across key performance metrics.  The Company’s clients are also able to access networking groups, on-line education and an extensive library of performance improvement material that can be tailored to each of their unique needs.

NRC has achieved a market leadership position through its more than 31 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations.  Since its founding in 1981, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Kaiser Foundation, health expenditures in the United States were approximately $2.6 trillion in 2010, over ten times the $256 billion spent in 1980.  In total, health spending accounted for 17.9% of the nation’s Gross Domestic Product in 2010.  Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels.  In addition, continued high unemployment rates and lower incomes for many Americans coupled with increased co-pays and deductibles in employer-sponsored plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need.  Both programs are administered by the Centers for Medicare & Medicaid Services (“CMS”).  With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

Driven by escalating costs and a growing recognition of the challenges of chronic care and unnecessary hospitalizations, Medicare reimbursement for healthcare providers is shifting from a volume-based approach (fees paid for each element of service rendered, independent of outcome) to a more value-based model, where reimbursement is based on the value (or quality) of the healthcare service delivered.  This shift has been enabled, in part, by the establishment of standardized quality-focused datasets and the requirement that providers capture and transmit these data to CMS.

An increasing percentage of Medicare reimbursement (and, in all likelihood, reimbursement from commercial payers as well) will be at risk for hospitals, based on factors such as patient readmission rates and provider adherence to certain quality-related protocols.  At the same time, many hospitals and other providers are creating new models of care delivery and reimbursement to reduce cost and enable more effective delivery of care.  These new models are based on sharing financial risk and managing the health and behaviors of large populations of patients and consumers.  Certain of these new models are known as accountable care organizations, or ACOs, and medical homes, in which multiple provider organizations are coordinated in providing care and bearing shared financial risk in serving a defined patient population.  This transformation towards population-based health management, value-based purchasing, and an increased engagement of healthcare consumers is resulting in a greater need for providers to deliver more customer-centric healthcare.

NRC believes that its current portfolio of solutions is aligned to address this evolving market opportunity.  The Company provides tools and solutions to capture, interpret and improve the data required by CMS as well as enhanced capabilities that capture insights about patient health risks, behaviors and perspectives.  The information and analytics provided through these solutions enable payers and providers to better tailor offerings to the populations they serve.  Meanwhile, the Company’s portfolio of engagement solutions helps providers address and impact the types of behaviors that could result in reduced hospital re-admission rates—resulting in a direct and measurable impact on providers’ revenue.

Finally, the Company believes that its ability to offer these insights across the entire care continuum is particularly relevant as new reimbursement models force collaboration amongst different types of providers.  Bundled payments, medical home, ACOs and other models of reimbursement for population-based health management all require an understanding of healthcare both within and outside of the traditional acute care setting.

NRC’s Solutions

NRC’s portfolio of solutions address specific market needs around growth, retention, engagement and thought leadership for healthcare providers, payers and other healthcare organizations.  While each distinct solution provides discernible value on a stand-alone basis, the Company believes that in combination, its solutions provide a comprehensive view of healthcare consumers both within healthcare settings and outside of those settings—creating a differentiated solution set to address the emerging needs for population-based health management.

Growth Solutions - NRC’s growth solutions are subscription-based services that include measurement of community perception (Market Insights), brand tracking (BrandArc) and advertising testing (Advoice).  Market Insights is the largest online U.S. healthcare survey, measuring the opinions and behaviors of 270,000 healthcare consumers in the top 250 metropolitan areas annually.   Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer preferences and optimize marketing strategies.  BrandArc is a solution that enables clients to measure brand value and build brand equity in their markets.  AdVoice is a solution that helps NRC’s clients evaluate and optimize advertising efficiency and consumer recall.  The Company’s growth solutions have historically been marketed under the Healthcare Market Guide and Ticker brands.

Retention Solutions - NRC’s retention solutions include patient and resident experience, physician engagement and employee experience measurement and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models.  Additionally, clients use these applications to positively impact patient experience through utilization of the Company’s prescriptive analytics to enable improvement planning and implementation of best practices.  Finally, with a growing body of research linking employee and physician satisfaction levels to provider quality and patient experience, NRC’s retention solutions also measure satisfaction from those constituents and integrate that data into prescriptive analytics for improvement.

The Company’s retention solutions are marketed under the NRC Picker, My InnerView (“MIV”), and NRC Picker Canada brands and are provided on a subscription basis via a cross-continuum platform that collects and measures data and then delivers business intelligence that the Company’s clients utilize to improve retention, experience and reimbursement.  NRC provides these performance results and prescriptive analytics to its clients via the Company’s Catalyst improvement planning and business intelligence portal.  In addition, clients have an option of more immediate feedback via the Company’s real-time mobile data collection platform.

Engagement Solutions - NRC’s engagement solutions include its health risk assessments (Payer Solutions), patient outreach and discharge call program (Illuminate) and post-acute analytics (Outcome Concept Systems, or OCS).  These solutions enable the Company’s clients to understand the health risks associated with populations of patients, analyze and address readmission risks and efficiently reach out to patients to impact their behaviors outside of the healthcare provider settings.  The Company’s health risk assessment solutions enable its clients to effectively stratify and manage care for those who are most at-risk, engage individuals, increase preventative care and manage wellness programs to improve patient experience and outcomes.  NRC’s patient outreach and discharge call solutions are provided to healthcare organizations on a subscription basis.  These solutions provide real-time, immediate feedback to its clients to enable improvement of patient experience and rate of avoidable readmissions. NRC’s post-acute analytics solutions provide business intelligence for home health and hospice providers that enable the improvement of patient experience, operational performance and clinical outcomes.

The key proprietary components of NRC’s engagement solutions include a real-time electronic medical records integration platform; a portfolio of risk assessments for individual patient populations and care settings; and post-acute predictive models and algorithms based on proprietary datasets.

Thought Leadership Solutions – NRC’s  thought leadership solutions include national conferences, publications and an on-line portal, and are integrated at various levels into NRC’s growth, retention and engagement solutions.  NRC also offers a specific thought leadership service branded as The Governance Institute (“TGI”). TGI is a membership organization that offers subscription-based governance information solutions and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their boards, medical leadership and management performance.  TGI conducts conferences, produces publications, videos, white papers and research studies, and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare boards across the country.

NRC’s Competitive Strengths

The Company believes that its competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. The Company’s history is based capturing the voice of the consumer in healthcare markets.  With survey solutions that span the healthcare continuum, in 2012 the Company was recognized by Modern Healthcare as one of the nation’s largest patient experience survey providers.  Its solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. NRC has extended this philosophy to include families, caregivers, employees and other stakeholders.

Premier client portfolio across the care continuum. NRC’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers.  The Company’s client base is diverse, with its top ten clients representing approximately 22% of total revenue for the year ended December 31, 2012 and no single client representing more than 5% of the Company’s revenue.

Highly scalable and visible revenue model.  The Company’s solutions are offered to healthcare providers, payers and other healthcare organizations primarily through subscription-based service agreements.  The solutions NRC provides are also recurring in nature, which enables an ongoing relationship with its clients.  This combination of subscription-based revenue, a base of ongoing client renewals and automated platforms creates a highly visible and scalable revenue model for the Company.

Comprehensive portfolio of solutions.  Since NRC offers solutions encompassing growth, retention, engagement and thought leadership, its clients can engage with the Company at multiple levels and, over time, increase their commitment and spend.

Exclusive focus on healthcare. The Company focuses exclusively on healthcare and serving the unique needs of healthcare organizations across the continuum, which NRC believe gives it a distinct competitive advantage compared to other survey and analytics software providers. The Company’s platform includes features and capabilities built specifically for healthcare providers, including a library of performance improvement content which can be tailored to the provider based on their specific customer feedback profile.

Experienced senior management team led by NRC’s founder.  NRC’s senior management team has extensive industry and leadership experience.  Michael D. Hays, the Company’s Chairman and Chief Executive Officer, founded NRC in 1981.  Prior to launching the Company, Mike served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization).  The Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc.  NRC’s President and Chief Operating Officer, Susan Henricks, has extensive leadership experience in high volume data and analytics businesses, having served as President of Financial Institution Services for First Data Corporation, the largest processor of credit card, debit card, and merchant transactions in the U.S. She also served as President for printing and marketing services organizations, in addition to various other leadership positions.

Competition

The healthcare information and market research services industry is highly competitive.  The Company has traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment.  The Company’s primary competitors among such specialty firms include Press Ganey, which NRC believes has significantly higher annual revenue than the Company, and three or four other firms that NRC believes have less annual revenue than the Company.  The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments such as healthcare software or information systems.  Although only a few of these competitors have offered specific services that compete directly with the Company’s solutions, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market.  There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors.  There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

The Company believes the primary competitive factors within its market include quality of service, timeliness of delivery, unique service capabilities, credibility of provider, industry experience, and price.  NRC believes that its industry leadership position, exclusive focus on the healthcare industry, cross-continuum presence, comprehensive portfolio of solutions and relationships with leading healthcare payers and providers position the Company to compete in this market.

Growth Strategy

NRC believes that the value proposition of its current solutions, combined with the favorable alignment of its solutions with emerging market demand, positions the Company to benefit from multiple growth opportunities.  The Company believes that it can accelerate its growth through (1) increasing sales of its existing solutions to its existing clients (or  cross-selling), (2) winning additional new clients through market share growth in existing market segments, (3) developing and introducing new solutions to new and existing clients, and (4) pursuing acquisitions of, or investments in, firms providing products, solutions or technologies which complement those of the Company.

Selling additional solutions to existing clients.  Less than 20% of the Company’s existing clients purchase more than one of its solutions.  NRC’s sales organization actively identifies and pursues these cross-sell opportunities in order to accelerate the growth of the Company.

Adding new clients.  NRC believes that there is an opportunity to add new clients in each of the acute care, post-acute care and health plan market segments.  For example, in the acute care segment, the Company has client relationships with approximately 50% of the facilities in the U.S., leaving half of the market as an available growth opportunity.  The Company’s sales organization is actively identifying and engaging new client prospects in each of the segments noted above, with a focus on featuring its comprehensive cross continuum portfolio of solutions.

Adding new solutions.  The need for growth, retention and engagement solutions in the market segments that NRC serves is evolving to align with emerging healthcare regulatory and reimbursement trends.  The evolving market creates an opportunity for the Company to introduce new solutions that leverage its existing core competencies.  The Company believes that there is an opportunity to drive sales growth with both existing and new clients, across all of the market segments that it serves, through the introduction of new solutions.  Two examples of solutions the Company recently developed and introduced are the Care Transition and Point-of-Care offerings that were successfully piloted over the past year.

Pursue Strategic Acquisitions.  The Company has historically complemented its organic growth with strategic acquisitions, having completed six such transactions over the past twelve years.  These transactions have added new capabilities and access to market segments that are adjacent and complementary to the Company’s existing solutions and market segments.  NRC believes that additional strategic acquisition opportunities exist for the Company to complement its organic growth by further expanding its service capabilities, technology offerings and end markets.

Sales and Marketing

The Company generates the majority of its revenue from the renewal of subscription-based client service agreements, supplemented by sales of  other solutions to existing clients and the addition of new clients.  NRC sales activities are carried out by a direct sales organization staffed with professional, trained sales associates.  As compared to the typical industry practice of compensating sales associates with relatively high base pay and a relatively small sales commission, NRC compensates its sales staff with relatively low base pay and a relatively high commission component.  The Company believes this compensation structure provides incentives to its sales associates to surpass sales goals and increases the Company’s ability to attract top-quality sales associates.

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

Clients

NRC’s clients include many of the nation’s largest healthcare systems.  The Company serves over 2,500 acute care facilities, including over 75% of the Thomson “Top 100 Hospitals.”  It also provides solutions to over 100 payer organizations and 9,500 post-acute facilities.  These clients utilize NRC’s reporting platforms that capture, self-reported customer data from over 15 million unique healthcare episodes annually.

The Company’s ten largest clients accounted for 22%, 20%, and 19% of the Company’s total revenue in 2012, 2011 and 2010, respectively.  Approximately 8% of the Company’s revenue was derived from foreign customers in 2012, 2011, and 2010.

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

Associates

As of December 31, 2012, the Company employed a total of 348 persons on a full-time basis.  In addition, as of such date, the Company had 35 part-time associates primarily in its survey operations, representing approximately 18 full-time equivalent associates.  None of the Company’s associates are represented by a collective bargaining unit.  The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2013, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	58	Chief Executive Officer

Susan L. Henricks	62	President and Chief Operating Officer

Kevin R. Karas	55	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981.  He also served as President of the Company from 1981 to 2004 and from July 2008 to July 2011.  Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

Susan L. Henricks has served as President and Chief Operating Officer of the Company since she joined the Company in July 2011.  From 2008 until joining the Company, she served as Managing Partner and Co-Founder of Arbor Capital, LLC, a private equity firm focused primarily on companies in the marketing and information services, payments technology and business process outsourcing sectors.  Prior to starting Arbor Capital, Ms. Henricks served as President of the Financial Institution Services business of First Data Corporation, the largest processor of credit card, debit card and merchant transactions in the U.S., from 2006 to 2008, President of RRD Direct and then the directories business of RR Donnelley, a global leader in printing and print services, from 2000 to 2006, President of Donnelley Marketing, a direct marketing services company, from 1999 to 2000, and President of First Data Enterprises, the credit card issuing business of First Data Corporation, from 1997 to 1999.  Ms. Henricks also held various leadership positions with Metromail Corporation, a direct marketing services company, from 1985 to 1997, including President and CEO from 1993 to 1997.

Kevin R. Karas has served as Chief Financial Officer, Treasurer and Secretary of the Company since September 2011, and as Senior Vice President Finance since he joined the Company in December 2010.  From 2005 to 2010, he served as Vice President of Finance for Lifetouch Portrait Studios, Inc., a national retail photography company.  Mr. Karas also previously served as Chief Financial Officer at CARSTAR, Inc., an automobile collision repair franchise business, from 2000 to 2005, Chief Financial Officer at Rehab Designs of America, Inc., a provider of orthotic and prosthetic services, from 1993 to 2000, and as a regional Vice President of Finance and Vice President of Operations at Novacare, Inc., a provider of physical rehabilitation services, from 1988 to 1993.  He began his career as a Certified Public Accountant at Ernst & Young.

Executive officers of the Company are elected by and serve at the discretion of the Company’s Board of Directors.  There are no family relationships between any directors or executive officers of NRC.

Available Information

More information regarding NRC is available on the Company's website at www.nationalresearch.com.  NRC is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on the Company's website.  NRC provides access to such materials through its website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.  Reports and amendments posted on the Company’s website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.

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

The healthcare information and market research services industry is highly competitive.  We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment.  The Company’s primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have lower annual revenue than us.  To a certain degree, we currently compete with, and anticipate that in the future we may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research, and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems.  Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to our market.  There are relatively few barriers to entry into the Company’s market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors.  There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from clients in the healthcare industry.  As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers.  The 2010 Federal comprehensive healthcare reform plan, which includes provisions to control healthcare costs, improve healthcare quality and expand access to affordable health insurance,  could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate.  In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers.  Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services.  Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow.  Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services or could result in the termination of a client’s relationship with us.  The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  The legislation makes extensive changes to the current system of healthcare insurance and benefits that will include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms aimed at improving quality and decreasing costs, comparative effectiveness research, and independent payment advisory boards, among other provisions.  These provisions could negatively impact our health care clients and could impact the services we provide our clients, the demand for the services we provide and the Company’s business.  At this time, it is difficult to estimate the impact of this legislation on the Company but there can be no assurances that health care reform will not adversely impact either our operating results or the manner in which we operate our business.

We rely on a limited number of key clients and a loss of one or more of these key clients will adversely affect our operating results.

We rely on a limited number of key clients for a substantial portion of our revenue.  The Company’s ten largest clients accounted for 22%, 20%, and 19% of the Company’s total revenue in 2012, 2011, and 2010, respectively.

We cannot assure you that we will maintain our existing client base, maintain or increase the level of revenue or profits generated by our existing clients, or be able to attract new clients.  Furthermore, the healthcare industry continues to undergo consolidation and we cannot assure you that such consolidation will not cause us to lose clients.  The loss of one or more of our large clients or a significant reduction in business from such clients, regardless of the reason, may have a negative effect on our revenue and a corresponding effect on our operating and net income.  See “Risk Factors — Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.”

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews.  If receptivity to our survey and interview methods by respondents declines, or, for some other reason, their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected with a corresponding effect on our operating and net income.  We also rely on third-party panels of pre-recruited consumer households to produce Ticker in a timely manner.  If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce Ticker.  In either case, our operating and net income could be negatively affected.

Our principal shareholder effectively controls our company.

Michael D. Hays, our Chief Executive Officer, beneficially owned approximately 58% of our outstanding common stock as of February 20, 2013.  As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions.  The effects of such influence could be to delay or prevent a change of control of our company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets.  Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations.  As of December 31, 2012, we maintained $500,000 of key officer life insurance on Mr. Hays.  Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business.  Currently, we do not have employment agreements with our officers or our other key personnel.  Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us.  Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases.  We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $0.001 par value (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “NRCI.”  The following table sets forth the range of high and low sales prices for, and dividends declared on, the Common Stock for the period from January 1, 2011, through
December 31, 2012:

	High	Low	Dividends Declared Per Common Share
2011 Quarter Ended:
March 31	$34.25	$29.01	$0.22
June 30	$36.89	$33.63	$0.22
September 30	$44.44	$30.96	$0.22
December 31	$38.96	$28.00	$0.22

2012 Quarter Ended:
March 31	$43.98	$36.58	$0.26
June 30	$53.00	$41.00	$0.26
September 30	$52.71	$46.19	$0.26
December 31	$58.23	$49.51	$1.76

Cash dividends of $17.4 million and $5.9 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2012 and 2011, respectively.  The payment and amount of future dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions and other factors.

On February 20, 2013, there were approximately 17 shareholders of record and approximately 1,200 beneficial owners of the Common Stock.

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of February 20, 2013, 610,417 shares have been purchased under this authorization.

The table below summarizes stock repurchases during the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2012	28,194	$50.32	28,194	162,668
November 1 – November 30, 2012	--	--	--	162,668
December 1 – December 31, 2012	19,270	$53.88	19,270	143,398

The following graph compares the cumulative 5-year total return provided shareholders on National Research Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2007, and its relative performance is tracked through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
National Research Corporation
NASDAQ Composite
Russell 2000

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/07	12/08	12/09	12/10	12/11	12/12

National Research Corporation	100.00	109.39	80.36	136.99	159.37	234.23
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

Item 6.            Selected Financial Data

The selected statement of income data for the years ended December 31, 2012, 2011, and 2010, and the selected balance sheet data at December 31, 2012, and 2011, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The selected statement of income data for the years ended December 31, 2009, and 2008, and the balance sheet data at December 31, 2010, 2009, and 2008, are derived from audited consolidated financial statements not included herein.  The Company acquired OCS on August 3, 2010, MIV on December 19, 2009, and customer contracts of SQ Strategies on April 1, 2008.  See Note 2 to the Company's consolidated financial statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$86,421	$75,767	$63,398	$57,692	$51,013
Operating expenses:
Direct	35,461	28,667	24,635	24,148	23,611
Selling, general and administrative	23,542	23,300	20,202	16,016	12,728
Depreciation and amortization	4,699	5,065	4,704	3,831	2,685
Total operating expenses	63,702	57,032	49,541	43,995	39,024
Operating income	22,719	18,735	13,857	13,697	11,989
Other expense	(512)	(575)	(542)	(580)	(6)
Income before income taxes	22,207	18,160	13,315	13,117	11,983
Provision for income taxes	7,139	6,596	4,816	4,626	4,538
Net income	$15,068	$11,564	$8,499	$8,491	$7,445

Net income per share - basic	$2.22	$1.73	$1.28	$1.28	$1.11
Net income per share - diluted	$2.17	$1.69	$1.26	$1.26	$1.09
Dividends per share	$2.54	$0.88	$0.76	$0.64	$0.56
Weighted average shares outstanding – basic	6,775	6,672	6,637	6,637	6,685
Weighted average shares outstanding – diluted	6,951	6,842	6,735	6,723	6,831

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital deficiency	$(11,483)	$(2,262)	$(8,809)	$(4,432)	$(10,650)
Total assets	100,046	100,676	95,770	72,499	72,145
Total debt and capital lease obligations, including current portion	12,763	14,912	16,599	7,719	12,954
Total shareholders’ equity	$56,742	$55,554	$48,584	$44,171	$38,598

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations.  The Company’s solutions support the improvement of business and clinical outcomes, while facilitating regulatory compliance and the shift to population-based health management for its clients.  The Company’s ability to systematically capture, analyze and deliver to its clients self-reported information from patients, families and consumers is critical in today’s healthcare market.  NRC believes that access to and analysis of its extensive consumer-driven information will become even more valuable in the future as healthcare providers increasingly need to more deeply understand and engage patients and consumers in an effort towards effective population-based health management.

The Company’s portfolio of subscription-based solutions provide actionable information and analysis to healthcare organizations and payers across a range of mission-critical, constituent-related elements, including patient experience and satisfaction, community population health risks, workforce engagement, community perceptions, and physician engagement.  NRC partners with clients across the continuum of healthcare services.  The Company’s clients range from acute care hospitals and post-acute providers, such as home health, long-term care and hospice, to numerous payer organizations.  The Company believes this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and interactive healthcare system.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2012 include:

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

Services are provided under subscription-based service agreements.  The Company recognizes subscription-based service revenue over the period of time the service is provided.  Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

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

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company reviews intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of our intangible assets with indefinite lives.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach.  If the carrying value of an intangible asset with an indefinite life exceeds its fair value, then the intangible asset is written-down to their fair values.  The Company did not recognize any impairments related to our long-lived assets during 2012, 2011, or 2010.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  All of the Company’s goodwill is allocated to its reporting units, which are the same as its operating segments.  Goodwill is reviewed for impairment at least annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist.  If we believe, as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required.  Under the first step of the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

In instances when a step two is required, the fair value of the reporting unit is determined using an income approach and comparable market multiples.  Under the income approach, there are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data.  Operational management develops growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  Under the market approach, the Company considers its market capitalization, comparisons to other public companies’ data, and recent transactions of similar businesses within the Company’s industry.

No impairments were recorded during the years ended December 31, 2012, 2011 or 2010.  The most recent quantitative analysis was performed as of October 1, 2011.  That analysis indicated that the fair value of our reporting units, including goodwill, was significantly in excess of their carrying values.  The Company performed a qualitative analysis as of October 1, 2012, which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value.

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

Results of Operations

The following table sets forth, for the periods indicated, selected financial information derived from the Company’s consolidated financial statements, expressed as a percentage of total revenue and the percentage change in such items versus the prior comparable period (please note that all columns may not add up to 100% due to rounding).  The trends illustrated in the following table may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the Company’s consolidated financial statements.

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2012	2011	2010	2012 over 2011	2011 over 2010

Revenue	100.0%	100.0%	100.0%	14.1%	19.5%
Operating expenses:
Direct	41.0	37.8	38.8	23.7	16.4
Selling, general and administrative	27.2	30.8	31.9	1.0	15.3
Depreciation and amortization	5.4	6.7	7.4	(7.2)	7.7
Total operating expenses	73.7	75.3	78.1	11.7	15.1
Operating income	26.3%	24.7%	21.9%	21.3%	35.2%

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Revenue.  Revenue increased 14.1% in 2012 to $86.4 million from $75.8 million in 2011.  The increase was due to market share growth and vertical growth in the existing client base.  Revenue from subscription-based agreements comprised 76.0% of the total revenue for the year ended December 31, 2012 compared to 63.0% of the total revenue for the year ended December 31, 2011.

Direct expenses.  Direct expenses increased 23.7% to $35.5 million in 2012 from $28.7 million in 2011.  Direct variable expenses are costs that vary with volumes and consist mainly of printing, postage, hourly labor, and contracted survey work.  Direct fixed expenses consist mainly of salaries and benefits, and contracted services for client service, analytical, research, and information technology development functions.  The increase in variable expenses of $4.1 million included increased postage, labor costs, contracted survey-related costs to service the higher volume of business and conference-related expenses.  The increase in fixed expenses of $2.7 million was due to additional staffing and related expenses in information technology development and client service functions.  Direct expenses increased as a percentage of revenue to 41.0% in the year ended December 31, 2012, from 37.8% during the same period of 2011.  Variable expenses as percentage of revenue were 2.2% of the change due to higher survey volumes for the subscription-based products, and fixed expenses were 1.0% of the change due to investments in technology, research and service resources.  The Company expects this percentage to continue at a similar rate for 2013.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 1.0% to $23.5 million in 2012 from $23.3 million in 2011. Selling, general, and administrative expenses decreased as a percentage of revenue to 27.2% for the year ended December 31, 2012, from 30.8% for the same period in 2011 due to the leveraging of selling, general and administrative expenses against increased revenue.  This percentage is projected to continue at a similar rate in 2013.

Depreciation and amortization.  Depreciation and amortization expenses decreased 7.2% to $4.7 million in 2012 from $5.1 million in 2011. This decrease was attributed to declining intangible asset amortization expenses. Depreciation and amortization expenses as a percentage of revenue decreased to 5.4% in 2012 from 6.7% in 2011.  The Company projects depreciation expense in 2013 to approximate 4.0% of revenue.

Provision for income taxes.  The provision for income taxes totaled $7.1 million (32.1% effective tax rate) for 2012, compared to $6.6 million (36.3% effective tax rate) for 2011.  The effective tax rate for the year ended December 31, 2012, is lower than the rate in the same period of 2011 primarily due to an adjustment to income taxes of $661,000 for decreases in deferred state tax rates resulting from legislative changes.  The Company also recorded federal tax credits of $198,000, and recognized an additional $73,000 in tax benefits over the same period in 2011 due to the expiration of the U.S. federal statute of limitations associated with certain tax positions.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenue.  Revenue increased 19.5% in 2011 to $75.8 million from $63.4 million in 2010.  This increase was due to the addition of OCS (increasing revenue by $4.5 million), market share growth, increased pricing from enhanced offerings, and vertical growth in the existing client base from successful cross-selling activities.

Direct expenses.  Direct expenses increased 16.4% to $28.7 million in 2011 from $24.6 million in 2010.  Direct variable expenses are costs that vary with volumes and consist mainly of printing, postage, hourly labor, and contracted survey work.  Direct fixed expenses consist mainly of salaries and benefits and contracted services for client service, analytical, research, and information technology development functions.  The primary reason for the increase in direct expenses was due to an increase in variable expenses of $2.4 million, including postage of $1.1 million and contracted survey related costs of $1.1 million to service the higher volume of business, and an increase in fixed expenses of $675,000 from additional staffing and related expenses in information technology development and client service functions.  The addition of OCS also increased variable expenses by $106,000 and fixed expenses by $809,000.  Direct expenses decreased as a percentage of revenue to 37.8% in 2011 from 38.8% during 2010, mainly due to leveraging revenue growth and expanded use of more cost-efficient survey methodologies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.1 million or 15.3%, to $23.3 million in 2011 from $20.2 million in 2010.  Of the increase, $2.0 million was primarily due to the expansion of the sales force, increased sales commissions, and the addition of several executives in various leadership roles.  The addition of OCS accounted for the remaining $1.1 million of the increase.  Selling, general, and administrative expenses decreased as a percentage of revenue to 30.8% for 2011 from 31.9% for 2010, primarily due to 2011 sales and revenue growth from the sales expansion in 2010, decreases in acquisition and transition-related expenses for OCS and the consolidation of MIV sales and operations activities into the Lincoln location incurred in 2010 compared to 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity included $8.3 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note.  Of this cash, $5.6 million was held in Canada.  All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations.  The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits.  The Company estimated at December 31, 2012, that an additional tax liability of $732,000 would become due if repatriation of undistributed earnings would occur.  The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement.  The Company believes that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

Working Capital

The Company had a working capital deficiency of $11.5 million on December 31, 2012, compared to a $2.3 million working capital deficiency on December 31, 2011.  The change in the working capital balance was primarily due to an increase in the current portion of notes payable of $10.6 million.  The increase in the current portion of notes payable is due to the balloon payments on the term notes due in July 2013.  The Company’s working capital is also significantly impacted by its large deferred revenue balances.  The deferred revenue balances as of December 31, 2012 and December 31, 2011, were $15.8 million and $16.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Provided by operating activities	$19,132	$18,481	$14,603

Used in investing activities	(2,348)	(6,927)	(16,980)

(Used in) provided by financing activities	(16,687)	(6,886)	3,254

Effect of exchange rate changes on cash	107	(105)	130

Net increase in cash and cash equivalents	204	4,563	1,007

Cash and cash equivalents at end of period	$8,286	$8,082	$3,519

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $19.1 million for the year ended December 31, 2012, which included net income of $15.1 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, tax benefit from exercise of stock options, and non-cash stock compensation totaling $5.3 million.  Changes in working capital decreased 2012 cash flows from operating activities by $1.2 million, primarily due to timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and deferred revenue and timing of payments on accounts payable and prepaid expenses, partially offset by increases and timing in payments of accrued expenses, wages, and bonus and profit sharing.

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

Cash Flows from Investing Activities

Net cash of $2.3 million was used for investing activities in the year ended December 31, 2012.  Purchases of property and equipment totaled the $2.3 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $16.7 million in the year ended December 31, 2012.  Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $1.3 million and $2.1 million, respectively, partially offset by repurchases of shares for payroll tax withholdings related to share-based compensation of $527,000.  Cash was used to pay dividends of $17.4 million, including a special dividend of $10.3 million in the fourth quarter of 2012.  Cash was also used to repay borrowings under the term note totaling $2.1 million and capital lease obligations of $109,000.

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

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $107,000, ($105,000), and $130,000 in the years ended December 31, 2012, 2011, and 2010, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2012, were $2.3 million.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases in 2013 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of MIV.  In July 2010, the Company refinanced the existing term loan with a $6.9 million fixed-rate term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2012, was $5.1 million.

On July 31, 2010, the Company borrowed $10.0 million under a fixed-rate term note to partially finance the acquisition of OCS.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at December 31, 2012, was $7.3 million.

The Company expects to refinance the term notes prior to July 31, 2013.  If, however, the notes cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note following an addendum to the note in March 2008, is $6.5 million.  The revolving credit note was renewed in June 2012 to extend the term to June 30, 2013.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2013.  The Company expects to extend the term of the revolving credit note for at least one year beyond the maturity date.  If, however, the note cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The term notes and revolving line of credit are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2012, the Company was in compliance with these restrictions and covenants.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  The rate at December 31, 2012, was 2.71%.  As of December 31, 2012, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2012.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2012:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,554	$687	$1,176	$573	$118
Capital leases	380	135	237	8	--
Uncertain tax positions(2)	224	--	--	--	--
Long-term debt	12,703	12,703	--	--	--
Total	$15,861	$13,525	$1,413	$581	$118

(1)	Amounts are inclusive of interest payments, where applicable
(2)
We have $224,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments.  The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $1.2 million to $56.7 million in 2012, from $55.6 million in 2011.  The increase was primarily due to net income of $15.1 million and $8.2 million of related share-based compensation, partially offset by dividends paid of $17.4 million and stock re-purchases of $5.2 million.  Dividends paid in 2012 include $10.3 million for a special dividend paid in the fourth quarter of 2012.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of December 31, 2012, the remaining number of shares that could be purchased under this authorization was 143,398.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date.  The Company adopted the requirements of ASU 2011-05 and ASU 2011-12 by presenting a Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income.  There was no other impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other.  ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required.  An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test.  The Company adopted the requirements of ASU 2011-08 and performed a qualitative assessment when performing the annual goodwill assessment in the fourth quarter of 2012.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to the guidance in ASU 2011-08 for goodwill, ASU No. 2012-02 allows entities to first perform a qualitative assessment of its indefinite-lived intangible assets.  The Company is not required to perform further analysis, unless, based on the qualitative assessment, the Company concludes that it is more likely than not that the indefinite-lived intangible assets are impaired.  The Company has the option to bypass the qualitative assessment and perform the quantitative assessment.  The Company adopted the requirements of ASU No. 2012-02 and performed a qualitative assessment when performing its annual assessment of indefinite-lived intangible assets in the fourth quarter of 2012.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates.  It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date.  It translates its revenue and expenses at the average exchange rate during the period.  The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Foreign currency translation gains (losses) were $217,000, ($201,000), and $339,000 in 2012, 2011, and 2010, respectively.  Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility.  Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow.  At December 31, 2012, our fixed-rate term debt totaled $12.4 million.  Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2012, would not have a material effect on the estimated fair value of our fixed-rate debt outstanding at December 31, 2012.

Borrowings under our revolving line of credit bear interest at a variable annual rate, with three rate options at the discretion of management.  Borrowings under the revolving line of credit may not exceed the lesser of a calculated borrowing base or $6.5 million.  There were no borrowings outstanding under our revolving credit facility at December 31, 2012, or at any time during 2012.  A sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving line of credit facility indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8.             Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2012.  This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2012	Sept 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept 30, 2011	June 30, 2011	Mar. 31, 2011

Revenue	$21,996	$21,386	$20,632	$22,407	$19,111	$18,549	$18,316	$19,791
Direct expenses	9,128	8,769	8,633	8,931	7,178	7,471	7,260	6,758
Selling, general and administrative expenses	6,001	5,821	5,569	6,151	5,648	5,572	5,990	6,090
Depreciation and amortization	1,093	1,149	1,214	1,243	1,275	1,312	1,235	1,243
Operating income	5,774	5,647	5,216	6,082	5,010	4,194	3,831	5,700
Other expense	(100)	(155)	(105)	(152)	(158)	(77)	(144)	(196)
Provision for income taxes	1,971	1,915	1,172	2,081	1,720	1,470	1,358	2,048
Net income	$3,703	$3,577	$3,939	$3,849	$3,132	$2,647	$2,329	$3,456
Net income per share – basic	$0.54	$0.53	$0.58	$0.57	$0.47	$0.40	$0.35	$0.52
Net income per share – diluted	$0.53	$0.51	$0.57	$0.56	$0.46	$0.39	$0.34	$0.51
Weighted average shares outstanding – basic	6,838	6,791	6,751	6,719	6,691	6,679	6,665	6,654
Weighted average shares outstanding – diluted	6,986	6,961	6,943	6,907	6,847	6,850	6,855	6,809

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 1, 2013

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$8,286	$8,082
Trade accounts receivable, less allowance for doubtful accounts of $244 and $289, respectively	12,119	11,187
Unbilled revenue	932	913
Prepaid expenses	1,269	768
Income taxes receivable	158	-
Deferred income taxes	547	789
Other current assets	504	398
Total current assets	23,815	22,137

Net property and equipment	12,493	13,613
Intangible assets, net	5,794	7,073
Goodwill	57,799	57,730
Other	145	123

Total assets	$100,046	$100,676

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$12,436	$1,861
Accounts payable	291	783
Accrued wages, bonus and profit sharing	4,392	3,591
Accrued expenses	2,265	1,418
Income taxes payable	-	145
Current portion of capital lease obligations	102	101
Deferred revenue	15,812	16,500
Total current liabilities	35,298	24,399

Notes payable, net of current portion	-	12,625
Deferred income taxes	7,527	7,588
Deferred revenue	254	185
Capital lease obligations, net of current portion	225	325
Total liabilities	43,304	45,122

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,376,592 in 2012 and 8,117,849 in 2011, outstanding 6,874,992 in 2012 and 6,724,280 in 2011	8	8
Additional paid-in capital	39,514	31,080
Retained earnings	44,700	46,995
Accumulated other comprehensive income, foreign currency translation adjustment	1,124	907
Treasury stock, at cost; 1,501,600 shares in 2012 and 1,393,569 shares in 2011	(28,604)	(23,436)
Total shareholders’ equity	56,742	55,554

Total liabilities and shareholders’ equity	$100,046	$100,676

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)

	2012	2011	2010

Revenue	$86,421	$75,767	$63,398

Operating expenses:
Direct	35,461	28,667	24,635
Selling, general and administrative	23,542	23,300	20,202
Depreciation and amortization	4,699	5,065	4,704
Total operating expenses	63,702	57,032	49,541

Operating income	22,719	18,735	13,857

Other income (expense):
Interest income	32	13	6
Interest expense	(541)	(629)	(491)
Other, net	(3)	41	(57)

Total other expense	(512)	(575)	(542)

Income before income taxes	22,207	18,160	13,315

Provision for income taxes	7,139	6,596	4,816

Net income	$15,068	$11,564	$8,499

Net income per share - basic	$2.22	$1.73	$1.28
Net income per share - diluted	$2.17	$1.69	$1.26

Weighted average shares and shares equivalent outstanding - basic	6,775	6,672	6,637
Weighted average shares and shares equivalent outstanding - diluted	6,951	6,842	6,736

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2012	2011	2010

Net Income	$15,068	$11,564	$8,499

Other comprehensive income (loss):
Cumulative translation adjustment	$217	$(201)	$339
Other comprehensive income (loss)	$217	$(201)	$339
Comprehensive Income	$15,285	$11,363	$8,838

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2009	$8	$27,871	$37,905	$769	$(22,382)	$44,171
Purchase of 20,349 shares of treasury stock	--	--	--	--	(463)	(463)
Issuance of 17,573 common shares for the exercise of stock options	--	274	--	--	--	274
Tax benefit from the exercise of options and vested restricted stock	--	46	--	--	--	46
Issuance of 9,238 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	779	--	--	--	779
Dividends declared of $0.76 per common share	--	--	(5,061)	--	--	(5,061)
Other comprehensive income (loss), foreign currency translation adjustment	--	--	--	339	--	339
Net income	--	--	8,499	--	--	8,499
Balances at December 31, 2010	$8	$28,970	$41,343	$1,108	$(22,845)	$48,584
Purchase of 17,288 shares of treasury stock	--	--	--	--	(591)	(591)
Issuance of 58,671 common shares for the exercise of stock options	--	940	--	--	--	940
Tax benefit from the exercise of options and vested restricted stock	--	407	--	--	--	407
Issuance of 14,323 restricted common shares, net of forfeitures	--	--	--	--	--	--
Non-cash stock compensation expense	--	763	--	--	--	763
Dividends declared of $0.88 per common share	--	--	(5,912)	--	--	(5,912)
Other comprehensive income (loss), foreign currency translation adjustment	--	--	--	(201)	--	(201)
Net income	--	--	11,564	--	--	11,564
Balances at December 31, 2011	$8	$31,080	$46,995	$907	$(23,436)	$55,554
Purchase of 108,031 shares of treasury stock	--	--	--	--	(5,168)	(5,168)
Issuance of 262,101 common shares for the exercise of stock options	--	5,968	--	--	--	5,968
Tax benefit from the exercise of options and vested restricted stock	--	2,078	--	--	--	2,078
Issuance of restricted common shares, net of forfeitures (3,358)	--	--	--	--	--	--
Non-cash stock compensation expense	--	388	--	--	--	388
Dividends declared of $2.54 per common share	--	--	(17,363)	--	--	(17,363)
Other comprehensive income (loss), foreign currency translation adjustment	--	--	--	217	--	217
Net income	--	--	15,068	--	--	15,068
Balances at December 31, 2012	$8	$39,514	$44,700	$1,124	$(28,604)	$56,742

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$15,068	$11,564	$8,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,699	5,065	4,704
Deferred income taxes	(421)	1,297	614
(Gain) Loss on sale of property and equipment	4	(1)	1
Tax benefit from exercise of stock options	601	66	33
Non-cash stock compensation expense	388	763	779
Change in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(879)	(2,064)	(2,489)
Unbilled revenue	(11)	194	91
Prepaid expenses	(357)	253	1425
Other current assets	(106)	(121)	429
Accounts payable	(516)	52	(1,391)
Accrued expenses, wages, bonus and profit sharing	1,602	1,176	113
Income taxes payable and recoverable	(303)	1,420	(442)
Deferred revenue	(637)	(1,183)	2,237
Net cash provided by operating activities	19,132	18,481	14,603

Cash flows from investing activities:
Purchases of property and equipment	(2,348)	(2,812)	(1,539)
Acquisitions, net of cash acquired and earn-out on acquisitions	--	(4,115)	(15,441)
Net cash used in investing activities	(2,348)	(6,927)	(16,980)

Cash flows from financing activities:
Proceeds from notes payable	--	4,545	11,300
Payments on notes payable	(2,050)	(6,218)	(2,799)
Payments on capital lease obligations	(108)	(130)	(43)
Proceeds from exercise of stock options	1,283	568	274
Excess tax benefit from share-based compensation	2,078	407	46
Purchase of treasury stock	--	--	(399)
Repurchase of shares for payroll tax withholdings related to share-based compensation	(527)	(146)	(64)
Payment of dividends on common stock	(17,363)	(5,912)	(5,061)
Net cash (used in) provided by financing activities	(16,687)	(6,886)	3,254

Effect of exchange rate changes on cash	107	(105)	130

Net increase in cash and cash equivalents	204	4,563	1,007

Cash and cash equivalents at beginning of period	8,082	3,519	2,512

Cash and cash equivalents at end of period	$8,286	$8,082	$3,519

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$554	$542	$497
Income taxes	$5,108	$3,383	$4,549

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2012, 2011 and 2010 was $9,000, $115,000 and $389,000, respectively.

In connection with the Company’s equity incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price.  The total non-cash stock options exercised was $4.6 million, $445,000 and $-0- for the years ended December 31, 2012, 2011, and 2010, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations.  The Company’s ten largest clients accounted for 22%, 20%, and 19% of the Company’s total revenue in 2012, 2011, and 2010, respectively.

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

Translation of Foreign Currencies

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates.  It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date.  It translates its revenue and expenses at the average exchange rate during the period.  The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

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

Services are provided under subscription-based service agreements.  The Company recognizes subscription-based service revenue over the period of time the service is provided.  Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

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

Hosting arrangements to provide customers with access to the Company’s propriety software are marketed under long-term arrangements generally over periods of one to three years.  Under these arrangements, the customer is not provided the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty, and the customer is not provided the right to run the software on their own hardware or contract with another party unrelated to us to host the software.  Upfront fees for setup services are typically billed for our hosting arrangements,  however, these arrangements do not qualify for separation from the ongoing hosting services due to the absence of standalone value for the set-up services.  Therefore, we account for these arrangements as service contracts and recognize revenue ratably over the hosting service period when all other conditions to revenue are met.  Other conditions that must be met before the commencement of revenue recognition include achieving evidence of an arrangement, determining that the collection of the revenue is probable, and determining that fees are fixed and determinable.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives.  Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized.  Costs for training and application maintenance are expensed as incurred.  The Company has capitalized approximately $636,000, $840,000 and $900,000, of internal and external costs incurred for the development of internal-use software for the years ended December 31, 2012, 2011, and 2010, respectively, with such costs classified as property and equipment.

The Company provides for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives.  The Company uses the straight-line method of depreciation and amortization over estimated useful lives of three to ten years for furniture and equipment, three to five years for computer equipment, three to five years for capitalized software, and seven to forty years for the Company’s office building and related improvements.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairments were recorded during the years ended December 31, 2012, 2011, or 2010.

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

Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names, non-compete agreements and goodwill.   Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company reviews intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach.  If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values.  The Company did not recognize any impairments related to long-lived assets during 2012, 2011, or 2010.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  All of the Company’s goodwill is allocated to its reporting units, which are the same as its operating segments.  Goodwill is reviewed for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist.  If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required.  Under the first step of the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

In instances when a step two is required, the fair value of the reporting unit is determined using an income approach and comparable market multiples.  Under the income approach, there are a number of inputs used to calculate the fair value using a discounted cash flow model, including operating results, business plans, projected cash flows and a discount rate.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.  Discount rates are determined by using a weighted average cost of capital, which considers market and industry data.  Operational management develops growth rates and cash flow projections for each reporting unit considering industry and Company-specific historical and projected information.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.  Under the market approach, the Company considers its market capitalization, comparisons to other public companies’ data, and recent transactions of similar businesses within the Company’s industry.

No impairments were recorded during the years ended December 31, 2012, 2011 or 2010.  The most recent quantitative analysis was performed as of October 1, 2011.  That analysis indicated that the fair value of our reporting units, including goodwill, was significantly in excess of their carrying values.  The Company performed a qualitative analysis as of October 1, 2012 which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives.  During the years ended December 31, 2012, 2011 and 2010, the Company recorded income tax benefits relating to these tax credits of $289,000, $229,000, and $251,000, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2012, and 2011, of $224,000 and $266,000, respectively, excluding interest of $11,000 and $43,000, respectively, and no penalties.  Of this amount, $224,000 and $266,000 at December 31, 2012 and 2011, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.  The Company is not subject to tax examinations for years prior to 2009 in the U.S. and 2008 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2012	2011	2010
	(In thousands)
Amounts charged against income, before income tax benefit	$388	$763	$779
Amount of related income tax benefit	153	302	309
Total net income impact	$235	$461	$470

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents were $7.5 million and $7.9 million as of December 31, 2012, and 2011, respectively, consisting primarily of money market accounts and funds invested in commercial paper.  At certain times, cash equivalent balances may exceed federally insured limits.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2012 and 2011:
	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2012
Money Market Funds	$5,245	$--	$--	$5,245
Commercial Paper	$2,242	$--	$--	$2,242
Total	$7,487	$--	$--	$7,487
As of December 31, 2011
Money Market Funds	$3,243	$--	$--	$3,243
Commercial Paper	$4,659	$--	$--	$4,659
Total	$7,902	$--	$--	$7,902

The Company's long-term debt is recorded at historical cost.  The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.  The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2012	December 31, 2011
	(In thousands)
Total carrying amount of long-term debt	$12,436	$14,486
Estimated fair value of long-term debt	$12,490	$14,498

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of December 31, 2012 and 2011, there was no impairment related to property and equipment, goodwill and other intangible assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  At December 31, 2012, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

Earnings Per Share

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effects of options and restricted stock.  At December 31, 2012, 2011, and 2010, the Company had 30,820, 119,569 and 384,652 options, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value.

The weighted average shares outstanding were calculated as follows:

	2012	2011	2010
	(In thousands)
Common stock	6,775	6,672	6,637
Dilutive effect of options	164	158	87
Dilutive effect of restricted stock	12	12	12
Weighted average shares used for dilutive per share information	6,951	6,842	6,736

There are no reconciling items between the Company’s reported net income and net income used in the computation of basic and diluted income per share.

Segment Information

The Company has eight operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The eight operating segments are as follows: NRC Picker U.S. and NRC Picker Canada, which each offer renewable performance tracking and improvement services, custom research, subscription-based educational services and a renewable syndicated service; Ticker, which offers stand-alone market information as well as a comparative performance database to allow the Company’s clients to assess their performance relative to the industry, to access best practice examples, and to utilize competitive information for marketing purposes; Payer Solutions, which offers functional disease-specific and health status measurement tools; The Governance Institute (“TGI”), which offers subscription-based governance information and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their healthcare boards, medical leadership and management performance in the United States; My InnerView (“MIV”), which provides quality and performance improvement solutions to the senior care industry; Outcome Concept Systems, Inc. (“OCS”), a provider of clinical, financial and operational benchmarks and analytics to home care and hospice providers; and Illuminate, a patient outreach and discharge program designed to facilitate service and clinical recovery within the critical hours after a patient is discharged from a healthcare setting within the acute care, skilled nursing, physician and home health environments.

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date.  The Company adopted the requirements of ASU 2011-05 and ASU 2011-12 by presenting a Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Income.  There was no other impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required.  An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test.  The Company adopted the requirements of ASU 2011-08 and performed the qualitative assessment when performing the annual goodwill assessment in the fourth quarter of 2012.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to the guidance in ASU 2011-08 for goodwill, ASU No. 2012-02 allows entities to first perform a qualitative assessment of its indefinite-lived intangible assets.  The Company is not required to perform further analysis, unless, based on the qualitative assessment, the Company concludes that it is more likely than not that the indefinite-lived intangible assets are impaired.  The Company has the option to bypass the qualitative assessment and perform the quantitative assessment.  The Company adopted the requirements of ASU No. 2012-02 and performed the qualitative assessment when performing its annual assessment of indefinite-lived intangible assets in the fourth quarter of 2012.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Amount of Identified Assets Acquired and Liabilities Assumed

(In thousands)

	Weighted-Average Life (years)
Current Assets		$3,615
Property and equipment		1,632
Customer relationships	10	2,330
Trade name	5	330
Non-compete Agreements	3	430
Goodwill		13,502
Total acquired assets		21,839

Current liabilities		6,310
Long-term liabilities		260
Total liabilities assumed		6,570

Net assets acquired		$15,269

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 8.5 years.  The excess of purchase price over the fair value of net assets acquired was recorded as goodwill.  The goodwill and identifiable intangible assets are non-deductible for tax purposes.  No residual value was estimated for intangible assets.

The consolidated financial statements as of December 31, 2012, 2011 and 2010, and for the years then ended, include amounts acquired from, as well as the results of operations of, OCS from August 3, 2010, forward.  Results of operations for the year ended December 31, 2010, include revenue of $3.0 million and operating income of $221,000 attributable to OCS since its acquisition.  Acquisition-related costs included in selling, general and administrative expenses for the year ended December 31, 2010, approximated $312,000.  The following unaudited pro forma information for the Company has been prepared as if the acquisition of OCS had occurred on January 1, 2009.  The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future.  The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense on the acquisition debt and income tax benefits for tax effects of the foregoing adjustments to depreciation, amortization and interest expense.

December 31, 2010
(in thousands)
Revenue	$67,341

Net income	$7,664

Net income per share – basic	$1.15

Net income per share – diluted	$1.14

(3)           Property and Equipment

At December 31, 2012, and 2011, property and equipment consisted of the following:

	2012	2011
	(In thousands)
Furniture and equipment	$3,797	$3,667
Computer equipment and software	17,647	15,866
Building	9,322	9,271
Land	425	425
	31,191	29,229
Less accumulated depreciation and amortization	18,698	15,616
Net property and equipment	$12,493	$13,613

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2012, 2011, and 2010 was $3.4 million, $3.5 million, and $3.4 million, respectively.

Property and equipment included the following amounts under capital lease:

	2012	2011
	(In thousands)
Furniture and equipment	$514	$527
Computer equipment and software	47	47
	561	574
Less accumulated amortization	196	117
Net assets under capital lease	$365	$457

(4)            Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2012:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,799		$57,799
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	10,521	6,709	3,812
Non-competes		3		430	346	84
Trade names	5	-	10	1,902	1,195	707
Total amortizing intangibles				12,853	8,250	4,603
Total intangible assets other than goodwill				$14,044	$8,250	$5,794

Goodwill and intangible assets consisted of the following at December 31, 2011:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,730		$57,730
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	10,513	5,789	4,724
Non-competes		3		430	203	227
Trade names	5	-	10	1,902	971	931
Total amortizing intangibles				12,845	6,963	5,882
Total intangible assets other than goodwill				$14,036	$6,963	$7,073

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2012, and 2011 (in thousands):

Balance as of December 31, 2010	$55,133
MIV contingent consideration earned	2,550
OCS correcting entries	106
Foreign currency translation	(59)
Balance as of December 31, 2011	$57,730
Foreign currency translation	69
Balance as of December 31, 2012	$57,799

Correcting entries related to the OCS acquisition were made in 2011 for adjustments needed in the purchase price allocation.  Those entries decreased accrued expenses by $49,000, increased the valuation allowance for deferred tax asset by $155,000, and increased goodwill by $106,000.  The effects of these errors were not material to any previously reported periods.

The agreement under which the Company acquired MIV in 2008 provided for contingent earn-out payments over three years based on growth in revenue and earnings.  The 2010 and 2009 earn-out payments paid in February 2011 and 2010 were $1.6 million and $172,000, respectively, net of closing valuation adjustments, and were recorded as additions to goodwill.  In April 2011, the Company reached an agreement which limited the final earn-out payment associated with the MIV acquisition at approximately $2.6 million.  Of this amount, $2.4 million was paid during April 2011 and a final payment of $117,000 was paid in September 2011, which were recorded as additions to goodwill.

Aggregate amortization expense for customer related intangibles, trade names and non-competes for the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $1.6 million, and $1.3 million, respectively.  Estimated amortization expense for the next five years is: 2013—$954,000; 2014—$842,000; 2015—$789,000; 2016—$597,000; 2017—$531,000: thereafter $890,000.

(5)           Income Taxes

For the years ended December 31, 2012, 2011, and 2010, income before income taxes consists of the following:

	2012	2011	2010
U.S. Operations	$19,836	$16,017	$11,353
Foreign Operations	2,371	2,143	1,962
	$22,207	$18,160	$13,315

Income tax expense consisted of the following components:

	2012	2011	2010
Federal:
Current	$5,488	$4,018	$3,450
Deferred	1,140	1,170	458
Total	$6,628	$5,188	$3,908

Foreign:
Current	$684	$606	$477
Deferred	(6)	(1)	28
Total	$678	$605	$505

State:
Current	$787	$609	$275
Deferred	(954)	194	128
Total	$(167)	$803	$403

Total	$7,139	$6,596	$4,816

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2012 and 2011 and 34% for 2010 on pretax income was as follows:

	2012	2011	2010

Expected federal income taxes	$7,772	$6,356	$4,527
Foreign tax rate differential	(203)	(145)	(59)
U.S. tax graduated rates	11	(99)	--
State income taxes, net of federal benefit and state tax credits	552	522	257
Federal tax credits	(282)	(132)	(110)
Uncertain tax positions	(73)	9	72
Deferred tax adjustment due to change in state tax law	(661)	--	138
Other	23	85	(9)
Total	$7,139	$6,596	$4,816

Deferred tax assets and liabilities at December 31, 2012 and 2011, were comprised of the following:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$86	$108
Accrued expenses	356	345
Share based compensation	859	1,449
Capital loss carryforward	1,132	1,268
Net operating loss	170	719
Tax credit carryforward	319	--
Gross deferred tax assets	2,922	3,889
Less Valuation Allowance	(1,138)	(1,352)
Deferred tax assets	1,784	2,537

Deferred tax liabilities:
Prepaid expenses	324	142
Property and equipment	1,790	2,505
Intangible assets	6,415	6,506
Other	235	184
Deferred tax liabilities	8,764	9,337
Net deferred tax liabilities	$(6,980)	$(6,800)

At December 31, 2012 and 2011, net deferred tax assets of $547,000 and $789,000 respectively were included in current deferred income taxes.  At December 31, 2012 and 2011, net deferred tax liabilities of $7.5 million and $7.6 million, respectively were included in long term deferred income taxes.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded.  The net impact on income tax expense related to changes in the valuation allowance for 2012, 2011, and 2010, were $214,000, $0 and $2,000, respectively.

The Company has domestic capital loss carryforwards of $3.1 million at December 31, 2012.  An additional $76,000 of carryforwards expired in 2012.  The total $3.1 million of the capital loss carryforwards relate to the pre-acquisition periods of acquired companies and are due to expire in 2014.  The Company has provided a $1.1 million valuation allowance against the tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $8.8 million are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.  The Company estimated at December 31, 2012, that an additional tax liability of $732,000 would become due if repatriation of undistributed earnings would occur.

The unrecognized tax benefit at December 31, 2012, was $224,000, excluding interest of $11,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could continue to decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

The change in the unrecognized tax benefits for 2012 and 2011 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2010	$269
Reductions due to lapse of applicable statue of limitations	(38)
Additions based on tax positions of prior years	3
Additions based on tax positions related to the current year	32
Balance of unrecognized tax benefits at December 31, 2011	$266

Reductions due to lapse of applicable statue of limitations	(117)
Additions based on tax positions of prior years	84
Reductions based on tax positions of prior years	(9)
Additions based on tax positions related to the current year	--
Balance of unrecognized tax benefits at December 31, 2012	$224

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return.  The 2009 to 2012 U.S. federal and state returns remain open to examination.  The 2008 to 2012 Canada federal and provincial income tax returns remain open to examination.

(6)          Notes Payable

Notes payable consisted of the following:
	2012	2011
	(In thousands)
Revolving credit note with U.S. Bank, subject to borrowing base, matures June 30, 2013, maximum available $6.5 million	$--	$--
Note payable to U.S. Bank refinanced as of July 2010 for $6.9 million, interest at a 3.79% fixed rate, 35 monthly principal and interest payments of $80,104, final balloon payment of interest and principal due July 31, 2013	5,143	5,951
Note payable to U.S. Bank for $10 million, interest at a fixed rate of 3.79%, 35 monthly principal and interest payments of $121,190, final balloon payment of interest and principal due July 31, 2013	7,293	8,535
Total notes payable	12,436	14,486
Less current portion	12,436	1,861
Note payable, net of current portion	$--	$12,625

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

The Company entered into a revolving credit note in 2006.  The maximum aggregate amount available under the revolving credit note was originally $3.5 million, but an addendum to the note in March 2008 changed the amount to $6.5 million.  The revolving credit note was renewed in June 2012 to extend the term to June 30, 2013.  The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2013.

The term notes and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets.  The term notes and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of December 31, 2012, the Company was in compliance with these restrictions and covenants.

The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable.  Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  The rate at December 31, 2012 was 2.71%.  As of December 31, 2012, the revolving credit note did not have a balance.  According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2012.

The aggregate maturities of the notes payable of $12.4 million are due in 2013.

(7)           Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”).  The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either nonqualified or incentive stock options.  Options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.   At December 31, 2012, there were 38,897 shares available for issuance pursuant to future grants under the 2001 Equity Incentive Plan.  The Company has accounted for grants of 561,103 options and restricted stock under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  Options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.  At December 31, 2012, there were 133,000 shares available for issuance pursuant to future grants under the 2004 Director Plan.  The Company has accounted for grants of 417,000 options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”).  The 2006 Equity Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant and option terms are generally five to ten years.  Options vest over one to five years following the date of grant and options terms are generally five to ten years following the date of grant.   At December 31, 2012, there were 373,933 shares available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.  The Company has accounted for grants of 226,067 options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 79,630, 166,008 and 273,812 shares of the Company’s common stock during the years ended December 31, 2012, 2011, and 2010, respectively.  Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant.  The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2012			2011			2010

Expected dividend yield at date of grant	2.63	to	3.98%	2.00	to	2.55%	2.86	to	3.09%
Expected stock price volatility	29.10	to	31.70%	28.70	to	32.00%	28.40	to	31.20%
Risk-free interest rate	0.56	to	1.15%	1.70	to	2.14%	1.55	to	2.56%
Expected life of options (in years)	4	to	6	4	to	6	4	to	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	769,401	$25.73
Granted	79,630	$45.28
Exercised	(262,101)	$22.77
Forfeited	(131,012)	$27.47
Outstanding at end of period	455,918	$30.34	6.38	$10,877
Exercisable at end of period	208,423	$24.19	4.74	$6,254

The weighted average grant date fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010, was $8.49, $7.43 and $4.48, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010, was $6.6 million, $1.0 million and $192,000, respectively. The total intrinsic value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $2.6 million, $1.6 million, and $1.0 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock option awards was approximately $787,000, which was expected to be recognized over a weighted average period of 2.60 years.

Cash received from stock options exercised for the years ended December 31, 2012, 2011, and 2010 was $1.3 million, $568,000, and $274,000, respectively.  The actual tax benefit realized for the tax deduction from stock options exercised was $2.0 million, $350,000 and $43,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2012, 2011, and 2010, the Company granted 7,823, 39,501 and 9,238 non-vested shares of common stock under the 2006 Equity Incentive Plan.  As of December 31, 2012, the Company had 20,203 non-vested shares of common stock outstanding under the Plan.  These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested.  The fair value of the awards is calculated as the fair market value of the shares on the date of grant.  The Company recognized $74,000, $143,000 and $108,000 of non-cash compensation for the years ended December 31, 2012, 2011, and 2010, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans for the year ended December 31, 2012:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	30,002	$30.57
Granted	7,823	$38.35
Forfeitures	(11,181)	$32.31
Vested	(6,441)	$24.22
Outstanding at end of period	20,203	$34.65

As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock awards was approximately $480,000 and is expected to be recognized over a weighted average period of 3.50 years.

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

As part of the Company’s ongoing plans to improve the efficiency and effectiveness of its operations, the Company announced plans to centralize MIV and OCS functions in Lincoln and Seattle and eliminate certain costs of the Wausau operation (the “2010 Restructuring Plan”).  The Company incurred aggregate costs of $143,000 for one-time termination benefits related to 14 associates, which were included in selling, general and administrative expenses in the year ended December 31, 2010.  The Company paid $106,000 in 2010 and the remaining $37,000 was paid in 2011.

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

The following table reconciles the beginning and ending restructuring costs included in accrued wages, bonus and profit-sharing:

	2010 Restructuring Plan One-time Termination Benefits	2010 Restructuring Plan Contract Terminations	OCS One-time Termination Benefits	Total
	(In thousands)
Balance, Restructuring liability at December 31, 2009	$--	$--	$--		$--
Severance assumed in OCS acquisition	--	--	333		333
Accrual for severance and employee related costs	143	--	14		157
Payments	(106)	--	(333)		(439)
Balance, Restructuring liability at December 31, 2010	$37	$--	$14		$ 51_
Accrual for Contract Terminations	--	280	--		280
Payments	(37)	(280)	(14)		(331)
Balance, Restructuring liability at December 31, 2011 and 2012	$--	$--	$--	$	--_

(9)           Leases

The Company leases printing equipment in the United States, and office space in Canada, California and Washington.  The Company also leased office space in Wisconsin through February 2011.  The Company recorded rent expense in connection with its operating leases of $715,000, $986,000, and $691,000 in 2012, 2011, and 2010, respectively.  The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases are:

As of December 31,	Capital Leases	Operating Leases
	(In thousands)
2013	$135	$687
2014	135	591
2015	102	584
2016	8	341
2017	--	233
Total minimum lease payments	380
Less: Amount representing interest	53
Present value of minimum lease payments	327
Less: Current maturities	102
Capital lease obligations, net of current portion	$225

(10)         Related Party

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp.  In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp.  The total value of these purchases was $198,000, $166,000 and $146,000 in 2012, 2011 and 2010 respectively.

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

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC.  In 2012, the Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. The total value of these purchases was $55,000.  The Company did not have any transactions with Nebraska Global Investment Company LLC during 2011 or 2010.

(11)          Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement.  Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate.  Employer contributions, which are discretionary, vest to participants at a rate of 20% per year.  The Company contributed $236,000, $182,000 and $168,000 in 2012, 2011 and 2010, respectively, as a matching percentage of associate 401(k) contributions.

(12)          Segment Information

The Company has eight operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria.  Included in the table below is certain entity-wide information regarding the Company’s revenue and assets by geographic area:

	2012	2011	2010
	(In thousands)
Revenue:
United States	$79,895	$70,074	$58,598
Canada	6,526	5,693	4,800
Total	$86,421	$75,767	$63,398
Long-lived assets:
United States	$72,817	$75,355
Canada	3,414	3,184
Total	$76,231	$78,539
Total assets:
United States	$87,670	$90,253
Canada	12,376	10,423
Total	$100,046	$100,676

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the internal control over financial reporting of National Research Corporation and subsidiary (the Company) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Research Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 1, 2013

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference.  Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.  The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

Item 11.   Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2012 Summary Compensation Table,” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards at December 31, 2012,” “2012 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	455,918	$30.34	545,830	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	455,918	$30.34	545,830

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)
As of December 31, 2012, the Company had authority to award up to 161,854 additional shares of restricted Common Stock to participants under the 2001 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2001 Equity Incentive Plan, which totaled 38,897 as of December 31, 2012.  Under the  2006 Equity Incentive Plan, the Company had authority to award up to 147,682 additional shares of restricted Common Stock to participants under the 2006 Equity Incentive Plan, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 373,933 as of December 31, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Corporate Governance” in the Proxy Statement and is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is included under the caption “Miscellaneous — Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

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

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Acquisition	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2010	279	42	39	23	337
Year Ended December 31, 2011	337	0	80	128	289
Year Ended December 31, 2012	289	0	173	218	244

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2013.

NATIONAL RESEARCH CORPORATION

By	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director (Principal	March 1, 2013
Michael D. Hays	Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 1, 2013
Kevin R. Karas	Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JoAnn M. Martin	Director	March 1, 2013
JoAnn M. Martin

/s/ John N. Nunnelly	Director	March 1, 2013
John N. Nunnelly

/s/ Paul C. Schorr III	Director	March 1, 2013
Paul C. Schorr III

/s/ Gail L. Warden	Director	March 1, 2013
Gail L. Warden

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(2.1)#
Merger Agreement, dated as of November 26, 2008, by and among National Research Corporation, NRC Acquisition, Inc., My Innerview, Inc., Neil L. Gulsvig and Janice L. Gulsvig [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated November 26, 2008 (File No. 0-29466)]

(2.2)#
Stock Purchase Agreement, dated as of August 3, 2010, by and among National Research Corporation, Outcome Concept Systems, Inc. and the holders of Outcome Concept Systems’ shares of common stock and warrants to purchase such shares [Incorporated by reference to Exhibit (2.1) to National Research Corporation’s Current Report on Form 8-K dated ugust 3, 2010 (File No. 0-29466)]

(3.1)
Articles of Incorporation of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.1) to National Research Corporation’s Registration Statement on Form S-1 (Registration No. 333-33273)]

(3.2)
By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated
May 8, 2009 (File No. 0-29466)]

(4.1)
Installment or Single Payment Note, dated as of December 19, 2008, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated December 19, 2008 (File No. 0-294660)]

(4.2)
Installment or Single Payment Note, dated as of July 30, 2010, from National Research Corporation to U.S. Bank N.A. to refinance the prior December 19, 2008, note of National Research Corporation [Incorporated by reference to Exhibit (4.2) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(4.3)
Installment or Single Payment Note, dated as of July 30, 2010, from National Research Corporation to U.S. Bank N.A. to fund a portion of the acquisition of Outcome Concept Systems, Inc. [Incorporated by reference to Exhibit (4.1) to National Research Corporation’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-29466)]

(10.1)*
National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*
National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2006 (File No. 0-29466)]

(10.3)*
National Research Corporation Director Stock Plan, as amended to date [Incorporated by reference to Exhibit (10.2) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-29466)]

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

(99)
Proxy Statement for the 2013 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2012; except to the extent specifically incorporated by reference, the Proxy Statement for the 2013 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**
Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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