Form 10-Q
period 2013-03-31
NATIONAL RESEARCH CORP
filed 2013-05-08
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Common Stock, $.001 par value, outstanding as of April 30, 2013: 6,910,928 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2013

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Condensed Notes to Consolidated Financial Statements	8-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 6.	Exhibits	19

	Signatures		20

	Exhibit Index		21

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC” or the “Company”) “believes,” “expects,” or other words of similar import.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.  Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

•
The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value, unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,234	$8,286
Trade accounts receivable, less allowance for doubtful accounts of $227 and $244 in 2013 and 2012, respectively	14,378	12,119
Unbilled revenue	1,552	932
Prepaid expenses	2,171	1,269
Income tax receivable	--	158
Deferred income taxes	155	547
Other current assets	379	504
Total current assets	27,869	23,815

Property and equipment, net	12,192	12,493
Intangible assets, net	5,528	5,794
Goodwill	57,736	57,799
Other	177	145

Total assets	$103,502	$100,046

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$12,110	$12,436
Accounts payable	1,298	291
Accrued wages, bonus and profit sharing	2,803	4,392
Accrued expenses	2,550	2,265
Current portion of capital lease obligations	105	102
Income taxes payable	1,341	--
Deferred revenue	15,541	15,812
Total current liabilities	35,748	35,298

Deferred income taxes	7,204	7,527
Deferred revenue	405	254
Other long term liabilities	198	225
Total liabilities	43,555	43,304

Shareholders’ equity:
Common stock, $0.001 par value; authorized 20,000,000 shares, issued 8,416,343 in 2013 and 8,376,592 in 2012, outstanding 6,910,928 in 2013 and 6,874,992 in 2012	8	8
Additional paid-in capital	40,832	39,514
Retained earnings	47,028	44,700
Accumulated other comprehensive income, foreign currency translation	889	1,124
Treasury stock, at cost; 1,505,415 shares in 2013 and 1,501,600 shares in 2012	(28,810)	(28,604)
Total shareholders’ equity	59,947	56,742

Total liabilities and shareholders’ equity	$103,502	$100,046

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2013	2012

Revenue	$24,906	$22,407

Operating expenses:
Direct	10,246	8,931
Selling, general and administrative	6,493	6,151
Depreciation and amortization	950	1,243
Total operating expenses	17,689	16,325

Operating income	7,217	6,082

Other income (expense):
Interest income	19	5
Interest expense	(117)	(142)
Other, net	14	(15)

Total other expense	(84)	(152)

Income before income taxes	7,133	5,930

Provision for income taxes	2,663	2,081

Net income	$4,470	$3,849

Net income per share – basic	$0.65	$0.57
Net income per share – diluted	$0.64	$0.56

Weighted average shares and share equivalents outstanding – basic	6,890	6,719

Weighted average shares and share equivalents outstanding – diluted	7,021	6,907

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012

Net income	$4,470	$3,849

Other comprehensive income (loss):
Foreign currency translation adjustment	$(235)	$210
Other comprehensive income (loss)	$(235)	$210
Comprehensive income	$4,235	$4,059

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,470	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	950	1,243
Deferred income taxes	13	275
Non-cash share-based compensation expense	218	52
Tax benefit from exercise of stock options	56	213
Loss on disposal of property and equipment	1	--
Net changes in assets and liabilities:
Trade accounts receivable	(2,297)	(2,340)
Unbilled revenue	(633)	(75)
Prepaid expenses and other	(633)	(933)
Accounts payable	799	87
Accrued expenses, wages, bonuses and profit sharing	(1,237)	(335)
Income taxes receivable and payable	1,502	11
Deferred revenue	(108)	34
Net cash provided by operating activities	3,101	2,081
Cash flows from investing activities:
Purchases of property and equipment	(416)	(633)
Net cash used in investing activities	(416)	(633)
Cash flows from financing activities:
Payments on notes payable	(326)	(467)
Payments on capital lease obligations	(27)	(31)
Proceeds from exercise of stock options	375	372
Common stock withheld from vested restricted shares for payroll tax withholdings	(55)	(466)
Excess tax benefit from share-based compensation	575	599
Payment of dividends on common stock	(2,142)	(1,762)
Net cash used in financing activities	(1,600)	(1,755)
Effect of exchange rate changes on cash	(137)	97
Increase (decrease) in cash and cash equivalents	948	(210)
Cash and cash equivalents at beginning of period	8,286	8,082
Cash and cash equivalents at end of period	$9,234	$7,872

Supplemental disclosure of cash paid for:
Interest expense	$77	$135
Income taxes	$257	$708

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

During the first quarter of 2013, the Company condensed their eight operating segments into two operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The two operating segments, organized by geographic area, are National Research Corporation (United States) and National Research Corporation Canada, which each offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2012, was derived from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013.

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

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency.  The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidiary’s income statement balances at the average rate prevailing during the period.  The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity.  Since the undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested, the components of other comprehensive income (loss) have not been tax effected.  Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the condensed consolidated statements of income.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2013, and December 31, 2012:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2013
Money Market Funds	$5,835	$--	$--	$5,835
Commercial Paper	3,052	--	--	3,052
Total	$8,887	$--	$--	$8,887

As of December 31, 2012
Money Market Funds	$5,245	$--	$--	$5,245
Commercial Paper	2,242	--	--	2,242
Total	$7,487	$--	$--	$7,487

The Company’s long-term debt is recorded at historical cost.  The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2013	December 31, 2012
	(In thousands)

Total carrying amounts of long-term debt	$12,110	$12,436
Estimated fair value of long-term debt	$12,053	$12,490

The Company estimated the fair value of its long-term, fixed-rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments.  All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).  As of March 31, 2013, and December 31, 2012, there was no indication of impairment related to the Company’s non-financial assets.

2.           INCOME TAXES

The Company’s effective tax rate increased to 37.3% for the three-month period ended March 31, 2013, compared to 35.1% for the same period in 2012.  This increase was primarily due to nondeductible fees associated with the recapitalization transaction that were incurred during the three-month period ended March 31, 2013, and an increase in unrecognized tax benefits during the three-month period ended March 31, 2013, compared to a decrease in unrecognized tax benefits for the same period in 2012.

The unrecognized tax benefit as of March 31, 2013, was $252,000, excluding interest of $12,000 and no penalties.  The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions.  The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

3.           NOTES PAYABLE

On December 19, 2008, the Company borrowed $9.0 million under a term note to partially finance the acquisition of My InnerView.  In July 2010, the Company refinanced the existing term loan with a $6.9 million term loan.  The new term loan is payable in 35 monthly installments of $80,104, with a balloon payment of $4.8 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2013, was $5.0 million.

On July 31, 2010, the Company borrowed $10.0 million under a term note to partially finance the acquisition of Outcome Concept Systems, Inc.  The term loan is payable in 35 monthly installments of $121,190 with a balloon payment of $6.7 million for the remaining principal balance and interest due on July 31, 2013.  Borrowings under the term note bear interest at an annual rate of 3.79%.  The outstanding balance of the term note at March 31, 2013, was $7.1 million.

The Company expects to refinance the term notes prior to July 31, 2013.  If, however, the notes cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The Company also has a revolving credit note that was renewed in June 2012 to extend the term to June 30, 2013. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2013 the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2013.

The term notes and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2013, the Company was in compliance with these restrictions and covenants.

4.           SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments.  The compensation expense is recognized based on the grant-date fair value of those awards.  All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The Company’s 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Stock options granted may be either nonqualified or incentive stock options.  Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company’s 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 550,000 shares of the Company’s common stock.  The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company.  On the date of each annual meeting of shareholders of the Company, options to purchase 12,000 shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting.  Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The Company’s 2006 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 600,000 shares of the Company’s common stock.  Stock options granted may be either incentive stock options or nonqualified stock options.  Vesting terms vary with each grant and option terms are generally five to ten years.  Stock options vest over five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company granted options to purchase 29,448 and 31,630 shares of the Company’s common stock during the three-month periods ended March 31, 2013, and 2012 respectively.  Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant.  The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2013	2012

Expected dividend yield at date of grant	3.46%	3.98%
Expected stock price volatility	30.51%	29.10%
Risk-free interest rate	1.07%	1.15%
Expected life of options (in years)	6	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	455,918	$30.34
Granted	29,448	$52.42
Exercised	(39,751)	$13.21
Cancelled	--	--
Outstanding at March 31, 2013	445,615	$33.33	6.85	$10,909
Exercisable at March 31, 2013	195,325	$26.74	5.28	$6,068

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended March 31, 2013:

	Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	20,203	$34.65
Granted	--	--
Vested	--	--
Forfeited	--	--
Outstanding at March 31, 2013	20,203	$34.65

As of March 31, 2013, the total unrecognized compensation cost related to non-vested stock awards was approximately $445,000 and is expected to be recognized over a weighted average period of 3.26 years.

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2013:

(In thousands)
Balance as of December 31, 2012	$57,799
Foreign currency translation	(63)
Balance as of March 31, 2013	$57,736

Intangible assets consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,514	10,521
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,037	14,044
Accumulated amortization	(8,509)	(8,250)
Other intangible assets, net	$5,528	$5,794

6.           PROPERTY AND EQUIPMENT

	March 31, 2013	December 31, 2012
	(In thousands)
Property and equipment	$31,564	$31,191
Accumulated depreciation	(19,372)	(18,698)
Property and equipment, net	$12,192	$12,493

7.           EARNINGS PER SHARE

Net income per share has been calculated and presented for “basic” and “diluted” per share data.  “Basic” net income per share was computed by dividing net income by the weighted average number of common shares outstanding, whereas “diluted” net income per share was computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effects of granted stock options and restricted stock.  The Company excluded 27,485 and 80,240 stock options for the three-month periods ended March 31, 2013, and 2012, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.  No restricted stock awards were excluded from the calculation during the three-month periods ended March 31, 2013, and 2012.

The following table shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

	Three months ended March 31,
	(In thousands)
	2013	2012
Weighted average shares and share equivalents – basic	6,890	6,719
Weighted average dilutive effect of options	120	174
Weighted average dilutive effect of restricted stock	11	14
Weighted average shares and share equivalents - diluted	7,021	6,907

8.           RELATED PARTY TRANSACTIONS

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”).  In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, in 2007, the Company began purchasing dental insurance for certain of its associates from Ameritas and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas.  The total value of these purchases was $55,000 and $48,000 for the three-month periods ended March 31, 2013, and 2012, respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC.  The Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC.  The total value of these purchases was $57,000 for the three-month period ended March 31, 2013.  No purchases were made during the same period in 2012.

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

NRC has achieved a market leadership position through its more than 32 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations.  Since its founding in 1981 in Lincoln, Nebraska, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions.

Results of Operations

The following table sets forth for the periods indicated, select financial information derived from the Company’s condensed consolidated financial statements expressed as a percentage of total revenue.  The trends illustrated may not necessarily be indicative of future results.  The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

	Three months ended March 31,
	2013	2012

Revenue:	100.0%	100.0%

Operating expenses:
Direct	41.1	39.9
Selling, general and administrative	26.1	27.5
Depreciation and amortization	3.8	5.5
Total operating expenses	71.0	72.9

Operating income	29.0%	27.1%

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenue.  Revenue for the three-month period ended March 31, 2013, increased 11.2% to $24.9 million, compared to $22.4 million in the three-month period ended March 31, 2012.  The increase was due to market share growth and vertical growth in the existing client base.  Revenue from subscription-based agreements comprised 74% of the total revenue for the three-month period ended March 31, 2013, compared to 68% of the total revenue for the three-month period ended March 31, 2012.  Subscription-based agreements, which grew to represent 80% of contract value as of March 31, 2013, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses.  Direct expenses increased 14.7% to $10.2 million for the three-month period ended March 31, 2013, compared to $8.9 million in the same period during 2012.  This was due to increases in variable expenses of $1.1 million, including postage, labor costs, contracted survey-related costs to service the higher volume of business and conference-related expenses, and an increase in fixed expenses of $210,000 from additional investments in technology, research and service resources that support our strategy of empowering customer-centric healthcare across the continuum.  Direct expenses increased as a percentage of revenue to 41.1% in the three-month period ended March 31, 2013, from 39.9% during the same period of 2012.  Variable expenses as a percentage of revenue were 2.2% of the change due to higher survey volumes for the subscription-based products, partially offset by a decrease in fixed expenses as a percentage of revenue of 0.9% due to the leveraging of the investments in technology, research and service resources against increased revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 5.6% to $6.5 million for the three-month period ended March 31, 2013, compared to $6.2 million for the same period in 2012.  Selling, general, and administrative expenses decreased as a percentage of revenue to 26.1% for the three-month period ended March 31, 2013, from 27.5% for the same period in 2012 due to the leveraging of selling, general and administrative expenses against increased revenue in the three-month period ended March 31, 2013.

Depreciation and amortization.  Depreciation and amortization expenses were $950,000 and $1.2 million for the three-month periods ended March 31, 2013, and 2012, respectively.  Depreciation and amortization expenses as a percentage of revenue decreased to 3.8% for the three-month period ended March 31, 2013, from 5.5% during the same period of 2012.

Provision for income taxes. Provision for income taxes was $2.7 million (37.3% effective tax rate) for the three-month period ended March 31, 2013, compared to $2.1 million (35.1% effective tax rate) for the same period in 2012.  The effective tax rate for the three-month period ended March 31, 2013, is higher than the rate in the same period of 2012 primarily due to nondeductible fees associated with the recapitalization transaction that were incurred during the three-month period ended March 31, 2013, and an increase in unrecognized tax benefits during the three-month period ended March 31, 2013, compared to a decrease in unrecognized tax benefits for the same period in 2012.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.  The Company expects to refinance its term notes prior to their July 31, 2013, maturity.  If, however, the notes cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The Company had cash and cash equivalents of $9.2 million at March 31, 2013, of which $6.2 million was held in Canada.  All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations.  The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital deficiency of $7.9 million as of March 31, 2013, compared to a working capital deficiency of $11.5 million as of December 31, 2012.  The change in the working capital balance was primarily due to an increase in accounts receivable of $2.3 million, cash and cash equivalents of $948,000, prepaid and other expenses of $777,000, and unbilled revenue of $620,000, partially offset by an increase in income taxes payable of $1.5 million mainly due to timing of billings and payment of income taxes.  The current portion of notes payable balance at March 31, 2013, and December 31, 2012, were $12.1 million and $12.4 million, respectively, for the balloon payments on the term notes due in July 2013.  The Company’s working capital is significantly impacted by its large deferred revenue balances and current portion of notes payable.  The deferred revenue balances as of March 31, 2013, and December 31, 2012, were $15.5 million and $15.8 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts.  The Company typically invoices clients for performance tracking services and custom research projects before they have been completed.  Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s condensed consolidated financial statements, and are recognized as income when earned.  In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue.  Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of when the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Provided by operating activities	$3,101	$2,081
Used in investing activities	(416)	(633)
Used in financing activities	(1,600)	(1,755)
Effect of exchange rate change on cash	(137)	97
Net increase (decrease) in cash and cash equivalents	948	(210)
Cash and cash equivalents at end of period	$9,234	$7,872

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $3.1 million for the three months ended March 31, 2013, which included net income of $4.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $1.2 million.  Changes in working capital reduced 2013 cash flows from operating activities by $2.6 million, primarily due to the timing of initial billings on new or renewal contracts, annual prepaid commitments, and payments of annual bonuses.  These changes were partially offset by increasing cash flows from the timing of estimated tax payments.

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2012, which included net income of $3.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $1.8 million.  Changes in working capital reduced 2012 cash flows from operating activities by $3.6 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and an increase in prepaid expenses.

Cash Flows from Investing Activities

Net cash of $416,000 and  $633,000 was used for investing activities in the three months ended March 31, 2013, and 2012, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.6 million in the three months ended March 31, 2013.  Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $375,000 and $575,000, respectively.  Cash was used to pay dividends of $2.1 million, payroll taxes on vested restricted shares of $55,000, capital lease obligations of $27,000 and to repay borrowings under the term notes totaling $326,000.

Net cash used in financing activities was $1.8 million in the three months ended March 31, 2012.  Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $372,000 and $599,000, respectively.  Cash was used to pay dividends of $1.8 million, payroll taxes on vested restricted shares of $466,000, and repay borrowings under the term notes totaling $467,000.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($137,000) and $97,000 in the quarters ended March 31, 2013, and 2012, respectively.

Capital Expenditures

Cash paid for capital expenditures was $416,000 for the three-month period ended March 31, 2013.  These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment.  The Company expects similar capital expenditure purchases for the remainder of 2013 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company has two term notes, which were used to partially finance acquisitions in 2008 and 2010, and mature on July 31, 2013.  Borrowings under the term notes bear interest at an annual rate of 3.79%.  The outstanding balance of the term notes at March 31, 2013, was $12.1 million.

The Company has a commitment letter and expects to refinance the term notes prior to July 31, 2013.  If, however, the notes cannot be extended, the Company believes it has adequate cash flows from operations to meet its debt and capital needs.

The Company also has a revolving credit note which provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable.  Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows:  (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s Money Market Loan Rate.  As of March 31, 2013, the revolving credit note did not have a balance.  According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2013.  The Company expects to obtain a new revolving credit facility in conjunction with the term note refinancing during the second quarter of 2013.

The term notes and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets.  The term notes contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets.  As of March 31, 2013, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment.  The balance of the capital leases as of March 31, 2013, was $303,000.

Shareholders’ equity increased $3.2 million to $59.9 million at March 31, 2013, from $56.7 million at December 31, 2012.  The increase was primarily due to net income of $4.5 million and $1.3 million related to share-based compensation, partially offset by dividends paid of $2.1 million, share repurchases of $205,000 and foreign currency translation adjustment of $235,000.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 750,000 shares of common stock in the open market or in privately negotiated transactions.  As of March 31, 2013, the remaining number of shares that could be purchased under this authorization was 139,583.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional 750,000 shares of Common Stock in the open market or in privately negotiated transactions.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder.  As of April 30, 2013, 610,417 shares have been repurchased under that authorization.

The table below summarizes stock repurchases for the three-month period ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2013	3,815	$53.81	3,815	139,583
February 1 – February 28, 2013	--	--	--	139,583
March 1 – March 31, 2013	--	--	--	139,583

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 8, 2013	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period ended March 31, 2013

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

(101)*
Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v)  the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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