Form 10-Q
period 2013-06-30
NATIONAL RESEARCH CORP
filed 2013-08-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Class A Common Stock, $.001 par value, outstanding as of July 31, 2013: 20,732,784 shares

Class B Common Stock, $.001 par value, outstanding as of July 31, 2013: 3,455,410 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2013

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Condensed Notes to Consolidated Financial Statements	8-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6.	Exhibits	22

	Signatures		23

	Exhibit Index		24

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

Assets	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$10,802	$8,286
Trade accounts receivable, less allowance for doubtful accounts of $223 and $244 in 2013 and 2012, respectively	14,523	12,119
Unbilled revenue	1,729	932
Prepaid expenses	1,895	1,269
Income tax receivable	255	158
Deferred income taxes	119	547
Other current assets	342	504
Total current assets	29,665	23,815

Property and equipment, net	12,089	12,493
Intangible assets, net	5,274	5,794
Goodwill	57,638	57,799
Other	233	145
Total assets	$104,899	$100,046

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,403	$12,436
Accounts payable	1,146	291
Accrued wages, bonus and profit sharing	3,071	4,392
Accrued expenses	2,251	2,265
Current portion of capital lease obligations	108	102
Deferred revenue	15,763	15,812
Total current liabilities	24,742	35,298

Notes payable, net of current portion	9,203	--
Deferred income taxes	7,207	7,527
Deferred revenue	344	254
Other long term liabilities	168	225
Total liabilities	41,664	43,304

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,249,029 in 2013 and 25,129,776 in 2012, outstanding 20,732,784 in 2013 and 20,624,976 in 2012	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,208,118 in 2013 and 4,188,296 in 2012, outstanding 3,455,411 in 2013 and 3,437,496 in 2012	4	4
Additional paid-in capital	41,049	39,493
Retained earnings	50,462	44,700
Accumulated other comprehensive income, foreign currency translation	505	1,124
Treasury stock, at cost; 4,516,245 Class A shares, 752,707 Class B shares in 2013 and 4,504,800 Class A shares, 750,800 Class B shares in 2012	(28,810)	(28,604)
Total shareholders’ equity	63,235	56,742
Total liabilities and shareholders’ equity	$104,899	$100,046

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$22,354	$20,632	$47,260	$43,039

Operating expenses:
Direct	9,498	8,633	19,744	17,564
Selling, general and administrative	6,391	5,569	12,884	11,720
Depreciation and amortization	931	1,214	1,882	2,457
Total operating expenses	16,820	15,416	34,510	31,741

Operating income	5,534	5,216	12,750	11,298

Other income (expense):
Interest income	12	6	31	12
Interest expense	(101)	(140)	(217)	(282)
Other, net	18	29	32	14

Total other expense	(71)	(105)	(154)	(256)

Income before income taxes	5,463	5,111	12,596	11,042

Provision for income taxes	2,029	1,172	4,692	3,253

Net income	$3,434	$3,939	$7,904	$7,789

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.08	$0.10	$0.19	$0.19
Class B	$0.50	$0.58	$1.15	$1.16
Diluted Earnings Per Share:
Class A	$0.08	$0.09	$0.19	$0.19
Class B	$0.49	$0.57	$1.12	$1.12

Dividends Per Share of Common Stock:
Class A	$--	$0.04	$0.05	$0.09
Class B	$--	$0.26	$0.31	$0.52

Weighted average shares and share equivalents outstanding:
Class A - basic	20,672	20,254	20,671	20,206
Class B - basic	3,445	3,376	3,445	3,368
Class A - diluted	21,085	20,829	21,074	20,792
Class B - diluted	3,516	3,471	3,513	3,465

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$3,434	$3,939	$7,904	$7,789
Other comprehensive loss:
Foreign currency translation adjustment	$(384)	$(268)	$(619)	$(59)
Other comprehensive loss	$(384)	$(268)	$(619)	$(59)

Comprehensive Income	$3,050	$3,671	$7,285	$7,730

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,904	$7,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,882	2,457
Deferred income taxes	52	(353)
Non-cash share-based compensation expense	457	82
Tax benefit from exercise of stock options	56	273
Loss on disposal of property and equipment	1	2
Net changes in assets and liabilities:
Trade accounts receivable	(2,548)	(1,875)
Unbilled revenue	(856)	(594)
Prepaid expenses and other	(519)	(670)
Accounts payable	800	(5)
Accrued expenses, wages, bonuses and profit sharing	(1,297)	(73)
Income taxes receivable and payable	(94)	(316)
Deferred revenue	131	1,084
Net cash provided by operating activities	5,969	7,801

Cash flows from investing activities:
Purchases of property and equipment	(966)	(1,284)
Net cash used in investing activities	(966)	(1,284)

Cash flows from financing activities:
Payments on notes payable	(830)	(936)
Payments on capital lease obligations	(54)	(62)
Proceeds from exercise of stock options	375	757
Common stock withheld from vested restricted shares for payroll tax withholdings	(55)	(527)
Excess tax benefit from share-based compensation	575	899
Payment of dividends on common stock	(2,142)	(3,525)
Net cash used in financing activities	(2,131)	(3,394)

Effect of exchange rate changes on cash	(356)	(37)

Increase in cash and cash equivalents	2,516	3,086

Cash and cash equivalents at beginning of period	8,286	8,082

Cash and cash equivalents at end of period	$10,802	$11,168

Supplemental disclosure of cash paid for:
Interest expense	$172	$272
Income taxes	$3,917	$2,517

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

During the first quarter of 2013, the Company condensed its eight operating segments into two operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The two operating segments, organized by geographic area, are National Research Corporation (United States) and National Research Corporation Canada, which each offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and a variable interest entity, Customer-Connect LLC (“Customer-Connect”). NRC is deemed the primary beneficiary of the variable interest entity and has a 49% ownership interest in Customer-Connect. An entity is considered the primary beneficiary of a variable interest entity if it has both the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Customer-Connect is thinly capitalized and relies on NRC advances and reimbursements to fund its operations. Together, NRC and NRC associates hold a majority of the voting rights on Customer-Connect board of directors and has the ability to direct the majority of Customer-Connect operations. All significant intercompany transactions and balances have been eliminated.

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

Recapitalization

In May 2013, the Company consummated a recapitalization (the “May 2013 Recapitalization”) pursuant to which the Company established two classes of common stock (class A common stock and class B common stock), issued a dividend of three shares of class A common stock for each share of the Company’s then existing common stock and reclassified each then existing share of common stock as one-half of one share of class B common stock. All previously reported share and per share amounts in the accompanying financial statements and related notes have been restated to reflect the May 2013 Recapitalization.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2013, and December 31, 2012:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2013
Money Market Funds	$5,704	$--	$--	$5,704
Commercial Paper	4,308	--	--	4,308
Total	$10,012	$--	$--	$10,012

As of December 31, 2012
Money Market Funds	$5,245	$--	$--	$5,245
Commercial Paper	2,242	--	--	2,242
Total	$7,487	$--	$--	$7,487

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2013	December 31, 2012
	(In thousands)
Total carrying amounts of long-term debt	$11,606	$12,436
Estimated fair value of long-term debt	$11,376	$12,490

The Company estimated the fair value of its long-term, fixed-rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2013, and
December 31, 2012, there was no indication of impairment related to the Company’s non-financial assets.

2.      VARIABLE INTEREST ENTITY

Customer-Connect was formed in June 2013 to develop and commercialize the customer connect programs. Customer connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC has a 49% ownership interest in Customer-Connect, and is deemed the primary beneficiary. NG Customer Connect, LLC holds 25% interest, and the remaining 26% is held by Illuminate Health, LLC. NRC has agreed to lease employees to Customer-Connect. In return for a fee, Customer-Connect will service the Company’s discharge call program clients. NRC will make an initial capital contribution of $100,000, and will make additional capital contributions of up to $2.5 million on an as-needed basis as determined by the Board of Directors of Customer-Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

NRC has a future obligation to purchase the other equity units in Customer-Connect when certain targeted events have been achieved. If at any time there is at least $12.7 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of June 30, 2013, the price at which NG Customer Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

Included in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2013 were Customer-Connect’s net property, plant and equipment of $28,000, accrued expenses of $36,000 and net operating loss of $80,000. The net operating loss attributable to NRC for the quarter ending June 30, 2013 was $80,000.

3.      INCOME TAXES

The Company’s effective tax rate increased to 37.1% for the three-month period ended June 30, 2013, compared to 22.9% for the same period in 2012. The effective tax rate for the six-month period ended June 30, 2013, increased to 37.2% compared to 29.5% for the same period in 2012. This increase was primarily due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012, nondeductible fees associated with the May 2013 Recapitalization that were incurred during the six-month period ended June 30, 2013, and an increase in unrecognized tax benefits during the six-month period ended June 30, 2013, compared to a decrease in unrecognized tax benefits for the same period in 2012.

The unrecognized tax benefit as of June 30, 2013, was $265,000, excluding interest of $13,000 and no penalties. The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.     NOTES PAYABLE

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%.

On May 9, 2013, the Company refinanced the two existing term notes by combining them into one $11.8 million term note. The new term loan is payable in 60 monthly installments of $212,468. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the term loan at June 30, 2013 was $11.6 million.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of June 30, 2013 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2013.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2013, the Company was in compliance with these restrictions and covenants.

5.     SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments. The compensation expense is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The Company’s 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 class A and 300,000 class B shares of the Company’s common stock. Stock options granted may be either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company’s 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 1,650,000 class A and 275,000 class B shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 class A shares and 6,000 class B shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The Company’s 2006 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 class A and 300,000 class B shares of the Company’s common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant.

The Company granted options to purchase 232,344 shares of the Company’s class A common stock and 38,718 shares of the class B common stock during the six-month period ended June 30, 2013. The Company granted options to purchase 238,890 class A and 39,815 class B shares of common stock during the six-month period ended June 30, 2012. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2013			2012

Expected dividend yield at date of grant	2.26	to	3.46%	2.63	to	3.98%
Expected stock price volatility	30.34	to	30.51%	29.10	to	31.70%
Risk-free interest rate	0.55	to	1.07%	0.56	to	1.15%
Expected life of options (in years)	4	to	6	4	to	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2012	1,367,754	$8.45
Granted	232,344	$15.98
Exercised	(119,253)	$2.20
Forfeited	--	--
Outstanding at June 30, 2013	1,480,845	$10.14	6.92	$11,642
Exercisable at June 30, 2013	729,975	$8.87	5.78	$6,665
Class B
Outstanding at December 31, 2012	227,959	$18.45
Granted	38,718	$29.35
Exercised	(19,875)	$13.20
Forfeited	--	--
Outstanding at June 30, 2013	246,802	$20.58	6.92	$3,453
Exercisable at June 30, 2013	121,662	$18.68	5.78	$1,978

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six months ended June 30, 2013:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	60,609	$5.77	10,101	$34.65
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Outstanding at June 30, 2013	60,609	$5.77	10,101	$34.65

As of June 30, 2013, the total unrecognized compensation cost related to non-vested stock awards was approximately $410,000 and is expected to be recognized over a weighted average period of 3.01 years.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2013:

(In thousands)
Balance as of December 31, 2012	$57,799
Foreign currency translation	(161)
Balance as of June 30, 2013	$57,638

Intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,503	10,521
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,026	14,044
Accumulated amortization	(8,752)	(8,250)
Other intangible assets, net	$5,274	$5,794

7.     PROPERTY AND EQUIPMENT

	June 30, 2013	December 31, 2012
	(In thousands)
Property and equipment	$32,127	$31,191
Accumulated depreciation	(20,038)	(18,698)
Property and equipment, net	$12,089	$12,493

8.      EARNINGS PER SHARE

Net income per share of class A common stock and class B common stock is computed using the two-class method. Basic net income per share is computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

The liquidation rights and the rights upon the consummation of an extraordinary transaction are the same for the holders of class A common stock and class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of class A common stock will be equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of class B common stock. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the class A and class B common stock as if the earnings for the year had been distributed.

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$--	$--	$882	$882
Allocation of undistributed earnings	1,717	1,717	1,088	1,088
Net income attributable to common shareholders	$1,717	$1,717	$1,970	$1,970
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,672	3,445	20,254	3,376
Net income per share - basic	$0.08	$0.50	$0.10	$0.58
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$1,717	$1,717	$1,970	$1,970
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,672	3,445	20,254	3,376
Weighted average effect of dilutive securities:
Stock Options	379	65	526	87
Restricted Stock	34	6	49	8
Weighted average common shares outstanding - diluted	21,085	3,516	20,829	3,471
Net income per share - diluted	$0.08	$0.49	$0.09	$0.57

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$1,071	$1,071	$1,762	$1,762
Allocation of undistributed earnings	2,881	2,881	2,132	2,132
Net income attributable to common shareholders	$3,952	$3,952	$3,894	$3,894
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,671	3,445	20,206	3,368
Net income per share - basic	$0.19	$1.15	$0.19	$1.16
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$3,952	$3,952	$3,894	$3,894
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,671	3,445	20,206	3,368
Weighted average effect of dilutive securities:
Stock Options	369	62	537	89
Restricted Stock	34	6	49	8
Weighted average common shares outstanding - diluted	21,074	3,513	20,792	3,465
Net income per share - diluted	$0.19	$1.12	$0.19	$1.12

The Company excluded 172,212 and 230,703 shares of class A common stock options and 12,106 and 38,451 shares of class B common stock options for the three-month periods ended June 30, 2013 and 2012, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date. The Company excluded 127,581 and 283,155 shares of class A common stock options and 12,920 and 47,193 of the class B common stock options for the six-month periods ended June 30, 2013 and 2012, respectively from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date. No restricted stock awards were excluded from the calculation during the three-month periods or six-month periods ended June 30, 2013 and 2012.

9.     RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, in 2007, the Company began purchasing dental insurance for certain of its associates from Ameritas and in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas. The total value of these purchases was $52,000 and $51,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $108,000 and $99,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. The Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. There were no purchases for the three-month periods ended June 30, 2013, and the total value was $57,000 for the six-month periods ended June 30, 2013. No purchases were made during the same period in 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations. The Company’s solutions support the improvement of business and clinical outcomes, while facilitating regulatory compliance and the shift to population-based health management for its clients. The Company’s ability to systematically capture, analyze and deliver to its client’s self-reported information from patients, families and consumers is critical in today’s healthcare market. NRC believes that access to and analysis of its extensive consumer-driven information will become even more valuable in the future as healthcare providers increasingly need to more deeply understand and engage patients and consumers in an effort towards effective population-based health management.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	42.5	41.8	41.8	40.8
Selling, general and administrative	28.6	27.0	27.2	27.2
Depreciation and amortization	4.1	5.9	4.0	5.7
Total operating expenses	75.2	74.7	73.0	73.7

Operating income	24.8%	25.3%	27.0%	26.3%

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Revenue. Revenue for the three-month period ended June 30, 2013, increased 8.3% to $22.4 million, compared to $20.6 million in the three-month period ended June 30, 2012. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 10.0% to $9.5 million for the three-month period ended June 30, 2013, compared to $8.6 million in the same period during 2012. This was due to increases in variable expenses of $383,000 (mainly due to contracted survey-related costs for the higher volume of phone surveys), and an increase in fixed expenses of $482,000 from additional investments in technology, research and service resources. As a result, direct expenses increased as a percentage of revenue to 42.5% in the three-month period ended June 30, 2013, from 41.8% during the same period of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.8% to $6.4 million for the three-month period ended June 30, 2013, compared to $5.6 million for the same period in 2012. Selling, general, and administrative expenses increased as a percentage of revenue to 28.6% for the three-month period ended June 30, 2013, from 27.0% for the same period in 2012 due to investments in sales resources, additional expense from the May 2013 Recapitalization, and increases in annual software license fees.

Depreciation and amortization. Depreciation and amortization expenses decreased to $931,000 for the three-month period ended June 30, 2013, compared to $1.2 million for the same period in 2012 due to larger software development projects being fully depreciated and intangibles associated with an acquisition becoming fully amortized in the second quarter of 2012. Depreciation and amortization expenses as a percentage of revenue decreased to 4.1% for the three-month period ended June 30, 2013, from 5.9% during the same period of 2012.

Provision for income taxes. Provision for income taxes was $2.0 million (37.1% effective tax rate) for the three-month period ended June 30, 2013, compared to $1.2 million (22.9% effective tax rate) for the same period in 2012. The effective tax rate for the three-month period ended June 30, 2013, is higher than the rate in the same period of 2012 due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012, nondeductible fees associated with the May 2013 Recapitalization that were incurred during the three-month period ended June 30, 2013, and an increase in unrecognized tax benefits during the three-month period ended June 30, 2013, compared to a decrease in unrecognized tax benefits for the same period in 2012.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Revenue. Revenue for the six-month period ended June 30, 2013, increased 9.8% to $47.3 million compared to $43.0 million in the six-month period ended June 30, 2012. The increase was due to new customer sales as well as increased sales to the existing client base. Revenue from subscription-based agreements comprised 79% of the total revenue for the six-month period ended June 30, 2013, compared to 71.0% of total revenue for the six-month period ended June 30, 2012. Subscription-based agreements, which represent 83% of the contract value as of June 30, 2013, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses. Direct expenses increased 12.4% to $19.7 million in the six-month period ended June 30, 2013, compared to $17.6 million in the same period during 2012 due to an increase in variable expenses of $1.5 million, including postage and contracted survey-related costs to service the higher volume of business, and an increase in fixed expenses of $692,000 from additional investments in technology, research and service resources. Direct expenses increased as a percentage of revenue to 41.8% in the six-month period ended June 30, 2013, from 40.8% during the same period of 2012 mainly due to higher survey volumes for the subscription-based products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.9% to $12.9 million for the six-month period ended June 30, 2013, compared to $11.7 million for the same period in 2012 due to investments in sales resources, additional expense from the May 2013 Recapitalization and increases in annual software license fees. Selling, general, and administrative expenses as a percentage of revenue was 27.2% for each of the six-month periods ended June 30, 2013 and 2012.

Depreciation and amortization. Depreciation and amortization expenses decreased to $1.9 million for the six-month period ended June 30, 2013, compared to $2.5 million for the same period in 2012 due to larger software development projects being fully depreciated and intangibles associated with an acquisition becoming fully amortized during the second quarter of 2012. Depreciation and amortization expenses as a percentage of revenue decreased to 4.0% in the six-month period ended June 30, 2013, from 5.7% in the same period of 2012.

Provision for income taxes. The provision for income taxes totaled $4.7 million (37.2% effective tax rate) for the six-month period ended June 30, 2013, compared to $3.3 million (29.5% effective tax rate) for the same period in 2012. The effective tax rate for the six-month period ended June 30, 2013, is higher than the rate in the same period of 2012, primarily due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012, nondeductible fees associated with the May 2013 Recapitalization that were incurred during the six-month period ended June 30, 2013, and an increase in unrecognized tax benefits during the six-month period ended June 30, 2013, compared to a decrease in unrecognized tax benefits for the same period in 2012.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company has committed to make an initial capital contribution to Customer-Connect of $100,000 and additional capital contributions of up to $2.5 million on an as-needed basis as determined by the Board of Directors of Customer-Connect. Additionally, the Company has a future obligation to purchase the other equity units in Customer-Connect when certain targeted events have been achieved. If, at any time, Customer-Connect has at least $12.7 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of June 30, 2013, the price at which the other members had the obligation to sell their equity units to NRC was $0.

The Company had cash and cash equivalents of $10.8 million at June 30, 2013, of which $6.3 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $4.9 million as of June 30, 2013, compared to a working capital deficiency of $11.5 million as of December 31, 2012. The change in the working capital balance was primarily due to the refinancing of the Company’s term notes in May 2013. The current portion of the notes payable balance at December 31, 2012 was $12.4 million and as of June 30, 2013 was $2.4 million. The remaining change was due to increases in cash and cash equivalents of $2.5 million and accounts receivable of $2.4 million, an increase in unbilled revenues of $797,000, and a decrease in accrued wages of $1.3 million, partially offset by an increase in accounts payable of $855,000. The Company’s working capital is significantly impacted by its large deferred revenue balances. The deferred revenue balances as of June 30, 2013, and December 31, 2012 were both $15.8 million.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Provided by operating activities	$5,969	$7,801
Used in investing activities	(966)	(1,284)
Used in financing activities	(2,131)	(3,394)
Effect of exchange rate change on cash	(356)	(37)
Net increase in cash and cash equivalents	2,516	3,086
Cash and cash equivalents at end of period	$10,802	$11,168

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2013, which included net income of $7.9 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $2.4 million. Changes in working capital reduced 2013 cash flows from operating activities by $4.4 million, primarily due to the timing of initial billings on new or renewal contracts, annual prepaid commitments, timing of income tax payments, and payments of annual bonuses. These changes were partially offset by increasing cash flows from timing in vendor payments.

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

Cash Flows from Investing Activities

Net cash of $966,000 and $1.3 million was used for investing activities in the six months ended June 30, 2013 and 2012, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.1 million in the six months ended June 30, 2013. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $375,000 and $575,000, respectively. Cash was used to pay dividends of $2.1 million, payroll taxes on vested restricted shares of $55,000, capital lease obligations of $54,000 and to repay borrowings under the term notes totaling $830,000.

Net cash used in financing activities was $3.4 million in the six months ended June 30, 2012. Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $757,000 and $899,000, respectively. Cash was used to pay dividends of $3.5 million, payroll taxes on vested restricted shares of $527,000, capital lease obligations of $62,000 and repay borrowings under the term notes totaling $936,000.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $356,000 and $37,000 in the six months ended June 30, 2013 and 2012, respectively.

Capital Expenditures

Cash paid for capital expenditures was $966,000 for the six-month period ended June 30, 2013. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases for the remainder of 2013 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. The Company refinanced these two term notes on May 9, 2013, and combined them into one new term note. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the new term note at June 30, 2013, was $11.6 million. For additional information on the new term loan, see Note 4 above.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of June 30, 2013, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2013.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2013, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of June 30, 2013 was $276,000.

Shareholders’ equity increased $6.5 million to $63.2 million at June 30, 2013, from $56.7 million at December 31, 2012. The increase was primarily due to net income of $7.9 million and $1.6 million related to share-based compensation, partially offset by dividends paid of $2.1 million, share repurchases of $205,000 and foreign currency translation adjustment of $619,000.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions. As of June 30, 2013, the remaining number of common stock shares that could be purchased under this authorization was 418,749 class A shares and 69,791 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During February 2006, the Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of July 31, 2013, 610,417 shares of the Company’s prior common stock (now equivalent to 1,831,251 shares of class A common stock and 305,208 shares of class B common stock) have been repurchased under that authorization. No stock was repurchased for the three-month period ended June 30, 2013.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 8, 2013	By:	/s/Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended June 30, 2013

Exhibit

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation (Incorporated by Reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 22, 2013).

(3.2)	By-Laws of National Research Corporation, as amended (Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 9, 2013).

(4)	Installment Note, dated as of May 9, 2013, from National Research Corporation to U.S. Bank National Association.

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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