Form 10-Q
period 2013-09-30
NATIONAL RESEARCH CORP
filed 2013-11-07
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

 or

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

Class A Common Stock, $.001 par value, outstanding as of October 31, 2013: 20,732,784 shares

Class B Common Stock, $.001 par value, outstanding as of October 31, 2013: 3,455,410 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2013

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6.	Exhibits	22

	Signatures		23

	Exhibit Index		24

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC” or the “Company”) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts;

●	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to retain its limited number of key clients;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	Regulatory developments; and

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,934	$8,286
Trade accounts receivable, less allowance for doubtful accounts of $187 and $244 in 2013 and 2012, respectively	11,377	12,119
Unbilled revenue	2,123	932
Prepaid expenses	1,723	1,269
Income tax receivable	334	158
Deferred income taxes	--	547
Other current assets	417	504
Total current assets	34,908	23,815

Property and equipment, net	12,040	12,493
Intangible assets, net	5,050	5,794
Goodwill	57,698	57,799
Other	218	145
Total assets	$109,914	$100,046
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,238	$12,436
Accounts payable	818	291
Accrued wages, bonus and profit sharing	3,937	4,392
Accrued expenses	2,488	2,265
Current portion of capital lease obligations	110	102
Deferred Income Taxes	20	--
Deferred revenue	16,516	15,812
Total current liabilities	26,127	35,298

Notes payable, net of current portion	8,638	--
Deferred income taxes	7,177	7,527
Deferred revenue	296	254
Other long term liabilities	138	225
Total liabilities	42,376	43,304

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,249,029 in 2013 and 25,129,776 in 2012, outstanding 20,732,784 in 2013 and 20,624,976 in 2012	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,208,118 in 2013 and 4,188,296 in 2012, outstanding 3,455,411 in 2013 and 3,437,496 in 2012	4	4
Additional paid-in capital	41,298	39,493
Retained earnings	54,275	44,700
Accumulated other comprehensive income	746	1,124
Treasury stock, at cost; 4,516,245 Class A shares, 752,707 Class B shares in 2013 and 4,504,800 Class A shares, 750,800 Class B shares in 2012	(28,810)	(28,604)
Total shareholders’ equity	67,538	56,742
Total liabilities and shareholders’ equity	$109,914	$100,046

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$22,407	$21,386	$69,667	$64,425

Operating expenses:
Direct	9,452	8,769	29,196	26,333
Selling, general and administrative	6,019	5,821	18,903	17,541
Depreciation and amortization	907	1,149	2,788	3,606
Total operating expenses	16,378	15,739	50,887	47,480

Operating income	6,029	5,647	18,780	16,945

Other income (expense):
Interest income	14	8	45	20
Interest expense	(91)	(134)	(309)	(416)
Other, net	(4)	(29)	28	(16)

Total other expense	(81)	(155)	(236)	(412)

Income before income taxes	5,948	5,492	18,544	16,533

Provision for income taxes	2,135	1,915	6,827	5,168

Net income	$3,813	$3,577	$11,717	$11,365

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.09	$0.09	$0.28	$0.28
Class B	$0.55	$0.53	$1.70	$1.68
Diluted Earnings Per Share:
Class A	$0.09	$0.09	$0.28	$0.27
Class B	$0.54	$0.51	$1.67	$1.64

Dividends Per Share of Common Stock:
Class A	$--	$0.04	$0.05	$0.13
Class B	$--	$0.26	$0.31	$0.78

Weighted average shares and share equivalents outstanding:
Class A - basic	20,672	20,373	20,671	20,262
Class B - basic	3,445	3,395	3,445	3,377
Class A - diluted	21,111	20,883	21,087	20,823
Class B - diluted	3,514	3,480	3,513	3,470

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$3,813	$3,577	$11,717	$11,365
Other comprehensive income (loss):
Foreign currency translation adjustment	$241	$419	$(378)	$360
Other comprehensive income (loss)	$241	$419	$(378)	$360

Comprehensive Income	$4,054	$3,996	$11,339	$11,725

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,717	$11,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,788	3,606
Deferred income taxes	161	(413)
Non-cash share-based compensation expense	706	179
Tax benefit from exercise of stock options	56	373
Loss on disposal of property and equipment	1	2
Net changes in assets and liabilities:
Trade accounts receivable	710	(2,884)
Unbilled revenue	(1,230)	33
Prepaid expenses and other	(446)	(693)
Accounts payable	512	(297)
Accrued expenses, wages, bonuses and profit sharing	(241)	1,427
Income taxes receivable and payable	(173)	(235)
Deferred revenue	777	1,131
Net cash provided by operating activities	15,338	13,594

Cash flows from investing activities:
Purchases of property and equipment	(1,561)	(1,890)
Net cash used in investing activities	(1,561)	(1,890)

Cash flows from financing activities:
Payments on notes payable	(1,560)	(1,410)
Payments on capital lease obligations	(81)	(89)
Proceeds from exercise of stock options	375	1,058
Common stock withheld from vested restricted shares for payroll tax withholdings	(55)	(527)
Excess tax benefit from share-based compensation	575	1,353
Payment of dividends on common stock	(2,142)	(5,299)
Net cash used in financing activities	(2,888)	(4,914)

Effect of exchange rate changes on cash	(241)	154

Increase in cash and cash equivalents	10,648	6,944

Cash and cash equivalents at beginning of period	8,286	8,082

Cash and cash equivalents at end of period	$18,934	$15,026

Supplemental disclosure of cash paid for:
Interest expense	$286	$394
Income taxes	$6,071	$3,897

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and the accounts of a variable interest entity, Customer-Connect LLC (“Connect”) for which we have been deemed the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency. The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidiary’s income statement balances at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive income, a component of shareholders’ equity. Since the undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested, no taxes were provided for on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the condensed consolidated statements of income.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2013, and December 31, 2012:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2013
Money Market Funds	$7,578	$--	$--	$7,578
Commercial Paper	10,658	--	--	10,658
Total	$18,236	--	--	$18,236

As of December 31, 2012
Money Market Funds	$5,245	$--	$--	$5,245
Commercial Paper	2,242	--	--	2,242
Total	$7,487	--	$--	$7,487

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	September 30, 2013	December 31, 2012
	(In thousands)
Total carrying amounts of long-term debt	$10,876	$12,436
Estimated fair value of long-term debt	$10,738	$12,490

The Company estimated the fair value of its long-term, fixed-rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2013, and December 31, 2012, there was no indication of impairment related to the Company’s non-financial assets.

2.              VARIABLE INTEREST ENTITY

Connect was formed in June 2013 to develop and commercialize the connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC has a 49% ownership interest in Connect. NG Customer-Connect, LLC holds 25% interest, and the remaining 26% is held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect will service the Company’s discharge call program clients. NRC will make capital contributions of up to $2.5 million on an as-needed basis as determined by the Board of Directors of Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

NRC is deemed the primary beneficiary of the variable interest entity. An entity is considered the primary beneficiary of a variable interest entity if it has both the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Connect is thinly capitalized and relies on NRC advances and reimbursements to fund its operations. Together, NRC and NRC associates hold a majority of the voting rights on Connect board of directors and has the ability to direct the majority of Connect operations.

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of September 30, 2013, the price at which NG Customer Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

Included in the Company’s condensed consolidated financial statements for three and nine-month periods ended September 30, 2013, were Connect’s net operating losses of $391,000 and $471,000, respectively. All net operating losses of Connect during 2013 were attributable to NRC.

3.              INCOME TAXES

The Company’s effective tax rate increased to 35.9% for the three-month period ended September 30, 2013, compared to 34.9% for the same period in 2012. The effective tax rate for the nine-month period ended September 30, 2013, increased to 36.8% compared to 31.3% for the same period in 2012. These increases were primarily due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012, and nondeductible fees associated with the May 2013 Recapitalization that were incurred during the nine-month period ended September 30, 2013 and are part of the annualized effective tax rate.

The unrecognized tax benefit as of September 30, 2013, was $172,000, excluding interest of $14,000 and no penalties. The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will stay consistent during the next 12 months due to any growth in unrecognized tax benefits being offset by the expiration of the U.S. federal statute of limitations associated with certain other tax positions. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.              NOTES PAYABLE

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%.

On May 9, 2013, the Company refinanced the two existing term notes by combining them into one $11.8 million term note. The new term loan is payable in 60 monthly installments of $212,468. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the term loan at September 30, 2013 was $10.9 million.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of September 30, 2013 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2013.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2013, the Company was in compliance with these restrictions and covenants.

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

The Company granted options to purchase 232,344 shares of the Company’s class A common stock and 38,718 shares of the class B common stock during the nine-month period ended September 30, 2013. The Company granted options to purchase 238,890 class A and 39,815 class B shares of common stock during the nine-month period ended September 30, 2012. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2013			2012

Expected dividend yield at date of grant	2.26%	to	3.46%	2.63%	to	3.98%
Expected stock price volatility	30.34%	to	30.51%	29.10%	to	31.70%
Risk-free interest rate	0.55%	to	1.07%	0.56%	to	1.15%
Expected life of options (in years)	4	to	6	4	to	6

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of the Company’s common stock based on the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding. The Company considers groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2012	1,367,754	$8.45
Granted	232,344	$15.98
Exercised	(119,253)	$2.20
Forfeited	--	--
Outstanding at September 30, 2013	1,480,845	$10.14	6.66	$12,872
Exercisable at September 30, 2013	729,975	$8.87	5.53	$7,271
Class B
Outstanding at December 31, 2012	227,959	$18.45
Granted	38,718	$29.35
Exercised	(19,875)	$13.20
Forfeited	--	--
Outstanding at September 30, 2013	246,802	$20.58	6.66	$2,310
Exercisable at September 30, 2013	121,662	$18.68	5.53	$1,360

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine months ended September 30, 2013:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	60,609	$5.77	10,101	$34.65
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Outstanding at September 30, 2013	60,609	$5.77	10,101	$34.65

As of September 30, 2013, the total unrecognized compensation cost related to non-vested stock awards was approximately $375,000 and is expected to be recognized over a weighted average period of 2.77 years.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2013:

(In thousands)
Balance as of December 31, 2012	$57,799
Foreign currency translation	(101)
Balance as of September 30, 2013	$57,698

Intangible assets consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,509	10,521
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,032	14,044
Accumulated amortization	(8,982)	(8,250)
Other intangible assets, net	$5,050	$5,794

7.              PROPERTY AND EQUIPMENT

	September 30, 2013	December 31, 2012
	(In thousands)
Property and equipment	$32,780	$31,191
Accumulated depreciation	(20,740)	(18,698)
Property and equipment, net	$12,040	$12,493

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

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$--	$--	$887	$887
Allocation of undistributed earnings	1,906	1,906	901	901
Net income attributable to common shareholders	$1,906	$1,906	$1,788	$1,788
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,672	3,445	20,373	3,395
Net income per share - basic	$0.09	$0.55	$0.09	$0.53
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$1,906	$1,906	$1,788	$1,788
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,672	3,445	20,373	3,395
Weighted average effect of dilutive securities:
Stock Options	404	63	481	80
Restricted Stock	35	6	29	5
Weighted average common shares outstanding - diluted	21,111	3,514	20,883	3,480
Net income per share - diluted	$0.09	$0.54	$0.09	$0.51

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$1,071	$1,071	$2,649	$2,649
Allocation of undistributed earnings	4,787	4,787	3,034	3,034
Net income attributable to common shareholders	$5,858	$5,858	$5,683	$5,683
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,671	3,445	20,262	3,377
Net income per share - basic	$0.28	$1.70	$0.28	$1.68
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$5,858	$5,858	$5,683	$5,683
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,671	3,445	20,262	3,377
Weighted average effect of dilutive securities:
Stock Options	381	62	519	86
Restricted Stock	35	6	42	7
Weighted average common shares outstanding - diluted	21,087	3,513	20,823	3,470
Net income per share - diluted	$0.28	$1.67	$0.27	$1.64

The Company excluded 144,000 and 146,106 shares of class A common stock options for the three-month periods ended September 30, 2013 and 2012, respectively, and 24,351 shares of class B common stock options for the three-month period ended September 30, 2012, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date. The Company excluded 133,114 and 225,153 shares of class A common stock options and 8,566 and 37,526 of the class B common stock options for the nine-month periods ended September 30, 2013 and 2012, respectively from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date. Also excluded were 1,590 shares of class A restricted stock awards and 265 of shares of class B restricted stock awards for the three-month period ended September 30, 2012. There were no restricted stock shares excluded for the nine-month period ended September 30, 2013.

9.              RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $53,000 and $50,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $160,000 and $149,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. The Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. There were no purchases for the three-month periods ended September 30, 2013 and $11,000 for the three-month period ended September 30, 2012, and the total value was $57,000 for the nine-month period ended September 30, 2013 and $11,000 during the same period in 2012.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of (Operations)

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	42.2	41.0	41.9	40.9
Selling, general and administrative	26.9	27.2	27.1	27.2
Depreciation and amortization	4.0	5.4	4.0	5.6
Total operating expenses	73.1	73.6	73.0	73.7

Operating income	26.9%	26.4%	27.0%	26.3%

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Revenue. Revenue for the three-month period ended September 30, 2013, increased 4.8% to $22.4 million, compared to $21.4 million in the three-month period ended September 30, 2012. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 7.8% to $9.5 million for the three-month period ended September 30, 2013, compared to $8.8 million in the same period during 2012. This was due to increases in variable expenses of $87,000 (mainly due to postage and contracted survey-related costs for the higher volume of surveys), and an increase in fixed expenses of $597,000 from additional investments in technology, research and service resources. As a result, direct expenses increased as a percentage of revenue to 42.2% in the three-month period ended September 30, 2013, from 41.0% during the same period of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.4% to $6.0 million for the three-month period ended September 30, 2013, compared to $5.8 million for the same period in 2012, primarily due to increases in annual software license fees. Selling, general, and administrative expenses decreased as a percentage of revenue to 26.9% for the three-month period ended September 30, 2013, from 27.2% for the same period in 2012.

Depreciation and amortization. Depreciation and amortization expenses decreased to $907,000 for the three-month period ended September 30, 2013, compared to $1.1 million for the same period in 2012, due to larger software development projects being fully depreciated and certain acquired intangibles becoming fully amortized in the second quarter of 2012. Depreciation and amortization expenses as a percentage of revenue decreased to 4.0% for the three-month period ended September 30, 2013, from 5.4% during the same period of 2012.

Provision for income taxes. Provision for income taxes was $2.1 million (35.9% effective tax rate) for the three-month period ended September 30, 2013, compared to $1.9 million (34.9% effective tax rate) for the same period in 2012. The effective tax rate for the three-month period ended September 30, 2013, is higher than the rate in the same period of 2012 due to nondeductible fees associated with the May 2013 Recapitalization that are part of the annualized effective rate, as well as less of a decrease in unrecognized tax benefits during the three-month period ended September 30, 2013, compared to the decrease in unrecognized tax benefits for the same period in 2012.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Revenue. Revenue for the nine-month period ended September 30, 2013, increased 8.1% to $69.7 million compared to $64.4 million in the nine-month period ended September 30, 2012. The increase was due to new customer sales as well as increased sales to the existing client base. Revenue from subscription-based agreements comprised 80.8% of the total revenue for the nine-month period ended September 30, 2013, compared to 73.7% of total revenue for the nine-month period ended September 30, 2012. Subscription-based agreements, which represent 82.9% of the recurring contract value as of September 30, 2013, are recurring annual service agreements where revenue is spread evenly over the period of service provided.

Direct expenses. Direct expenses increased 10.9% to $29.2 million in the nine-month period ended September 30, 2013, compared to $26.3 million in the same period during 2012 due to an increase in variable expenses of $1.6 million, including postage and contracted survey-related costs to service the higher volume of business, and an increase in fixed expenses of $1.3 million from additional investments in technology, research and service resources. Direct expenses increased as a percentage of revenue to 41.9% in the nine-month period ended September 30, 2013, from 40.9% during the same period of 2012, due to higher survey volumes for the subscription-based products and investments in technology, research, and service resources.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.8% to $18.9 million for the nine-month period ended September 30, 2013, compared to $17.5 million for the same period in 2012, due to additional expense from the May 2013 Recapitalization and increases in annual software license fees. Selling, general, and administrative expenses decreased as a percentage of revenue to 27.1% in the nine-month period ended September 30, 2013, from 27.2% during the same period of 2012.

Depreciation and amortization. Depreciation and amortization expenses decreased to $2.8 million for the nine-month period ended September 30, 2013, compared to $3.6 million for the same period in 2012, due to larger software development projects being fully depreciated and certain acquired intangibles becoming fully amortized during the second quarter of 2012. Depreciation and amortization expenses as a percentage of revenue decreased to 4.0% in the nine-month period ended September 30, 2013, from 5.6% in the same period of 2012.

Provision for income taxes. The provision for income taxes totaled $6.8 million (36.8% effective tax rate) for the nine-month period ended September 30, 2013, compared to $5.2 million (31.3% effective tax rate) for the same period in 2012. The effective tax rate for the nine-month period ended September 30, 2013, is higher than the rate in the same period of 2012, primarily due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012 and nondeductible fees associated with the May 2013 Recapitalization that are part of the annualized effective rate.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company will make capital contributions up to $2.5 million on an as-needed basis as determined by the Board of Directors of Connect. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of September 30, 2013, the price at which the other members had the obligation to sell their equity units to NRC was $0.

The Company had cash and cash equivalents of $18.9 million at September 30, 2013, of which $7.8 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $8.8 million as of September 30, 2013, compared to a working capital deficiency of $11.5 million as of December 31, 2012. The change in the working capital balance was primarily due to the refinancing of the Company’s term notes in May 2013. The current portion of the notes payable balance at December 31, 2012 was $12.4 million and as of September 30, 2013 was $2.2 million. The remaining change was primarily due to increases in cash and cash equivalents of $10.6 million. The Company’s working capital is significantly impacted by its large deferred revenue balances. The deferred revenue balances as of September 30, 2013, and December 31, 2012 were $16.5 million and $15.8 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Provided by operating activities	$15,338	$13,594

Used in investing activities	(1,561)	(1,890)

Used in financing activities	(2,888)	(4,914)

Effect of exchange rate change on cash	(241)	154

Net increase in cash and cash equivalents	10,648	6,944

Cash and cash equivalents at end of period	$18,934	$15,026

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $15.3 million for the nine months ended September 30, 2013, which included net income of $11.7 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $3.7 million. Changes in working capital reduced 2013 cash flows from operating activities by $91,000, primarily due to annual prepaid commitments, timing of income tax payments, and payments of annual bonuses. These changes were partially offset by increasing cash flows from timing in vendor payments and timing of billings and collections on new or renewal contracts.

Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2012, which included net income of $11.4 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization and non-cash stock compensation totaling $3.7 million. Changes in working capital reduced 2012 cash flows from operating activities by $1.5 million, primarily due to the timing of initial billings on new or renewal contracts decreasing cash flows provided from trade accounts receivable and an increase in prepaid expenses. These reductions were offset by an increase in deferred revenue and accrued expenses, wages, bonuses and profit sharing.

Cash Flows from Investing Activities

Net cash of $1.6 million and $1.9 million was used for investing activities in the nine months ended September 30, 2013 and 2012, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.9 million in the nine months ended September 30, 2013. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $375,000 and $575,000, respectively. Cash was used to pay dividends of $2.1 million, payroll taxes on vested restricted shares of $55,000, capital lease obligations of $81,000 and to repay borrowings under the term notes totaling $1.6 million.

Net cash used in financing activities was $4.9 million in the nine months ended September 30, 2012. Proceeds from the exercise of and the excess tax benefit of share-based compensation provided cash of $1.1 million and $1.4 million, respectively. Cash was used to pay dividends of $5.3 million, payroll taxes on vested restricted shares of $527,000, capital lease obligations of $89,000 and to repay borrowings under the term notes totaling $1.4 million.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $241,000 in the nine months ended September 30, 2013 and increased cash and cash equivalents by $154,000 for the nine months ended September 30, 2012.

Capital Expenditures

Cash paid for capital expenditures was $1.6 million for the nine-month period ended September 30, 2013. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases for the remainder of 2013 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. The Company refinanced these two term notes on May 9, 2013, and combined them into one new term note. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the new term note at September 30, 2013, was $10.9 million. For additional information on the new term loan, see Note 4 above.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of September 30, 2013, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2013.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2013, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of September 30, 2013 was $248,000.

Shareholders’ equity increased $10.8 million to $67.5 million at September 30, 2013, from $56.7 million at December 31, 2012. The increase was primarily due to net income of $11.7 million and $1.8 million related to share-based compensation, partially offset by dividends paid of $2.1 million, share repurchases of $205,000 and foreign currency translation adjustment of $378,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of September 30, 2013:

Contractual Obligations(1)	Total Payments	Remainder in 2013	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,137	$178	$1,266	$575	$118
Capital leases	280	34	238	8	--
Uncertain tax positions(2)	172	--	--	--	--
Long-term debt	11,699	637	5,099	5,099	864
Total	$14,288	$849	$6,603	$5,682	$982

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $172,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions. As of September 30, 2013, the remaining number of common stock shares that could be purchased under this authorization was 418,749 class A shares and 69,791 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During February 2006, the Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of Common Stock in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of October 31, 2013, 610,417 shares of the Company’s prior common stock (now equivalent to 1,831,251 shares of class A common stock and 305,208 shares of class B common stock) have been repurchased under that authorization. No stock was repurchased during the three-month period ended September 30, 2013.

ITEM 6.     Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 7, 2013	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended September 30, 2013

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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