Form 10-K
period 2013-12-31
NATIONAL RESEARCH CORP
filed 2014-03-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-29466

National Research Corporation
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	47-0634000 (I.R.S. Employer Identification No.)
1245 Q Street Lincoln, Nebraska (Address of principal executive offices)	68508 (Zip code)

Registrant’s telephone number, including area code: (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.001 par value	The NASDAQ Stock Market
Class B Common Stock, $.001 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the class A common stock and the class B common stock held by non-affiliates of the registrant at June 28, 2013: $201,088,365.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, outstanding as of February 21, 2014: 20,795,772 shares

Class B Common Stock, $0.001 par value, outstanding as of February 21, 2014: 3,478,128 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Industry and Market Opportunity

According to the Kaiser Foundation, health expenditures in the United States were approximately $2.6 trillion in 2010, over ten times the $256 billion spent in 1980. In total, health spending accounted for 17.9% of the nation’s Gross Domestic Product in 2010. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, continued high unemployment rates and lower incomes for many Americans coupled with increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the Centers for Medicare & Medicaid Services (“CMS”). With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

NRC believes that its current portfolio of solutions is aligned to address this evolving market opportunity. The Company provides tools and solutions to capture, interpret and improve the data required by CMS as well as enhanced capabilities that capture insights about patient health risks, behaviors and perspectives. The information and analytics provided through these solutions enable payers and providers to better tailor offerings to the populations they serve. Meanwhile, the Company’s portfolio of engagement solutions helps providers address and impact the types of behaviors that could result in reduced hospital re-admission rates, resulting in a direct and measurable impact on providers’ revenue.

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

Growth Solutions - NRC’s growth solutions are subscription-based services that include measurement of community perception (Market Insights), brand tracking (BrandArc) and advertising testing (AdVoice). Market Insights is the largest online U.S. healthcare survey, measuring the opinions and behaviors of 270,000 healthcare consumers in the top 250 markets across the country annually. Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer preferences and optimize marketing strategies. BrandArc is a solution that enables clients to measure brand value and build brand equity in their markets. AdVoice is a solution that helps NRC’s clients evaluate and optimize advertising efficiency and consumer recall. The Company’s growth solutions have historically been marketed under the Healthcare Market Guide and Ticker brands.

Retention Solutions - NRC’s retention solutions include patient and resident experience, physician engagement and employee experience measurement and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. Additionally, clients use these applications to positively impact patient experience through utilization of the Company’s prescriptive analytics to enable improvement planning and implementation of best practices. Finally, with a growing body of research linking employee and physician satisfaction levels to provide quality and patient experience, NRC’s retention solutions also measure satisfaction from those constituents and integrate that data into prescriptive analytics for improvement.

The Company’s retention solutions are marketed under the NRC Picker, My InnerView (“MIV”), and NRC Canada brands and are provided on a subscription basis via a cross-continuum platform that collects and measures data and then delivers business intelligence that the Company’s clients utilize to improve retention, experience and reimbursement. NRC provides these performance results and prescriptive analytics to its clients via the Company’s Catalyst improvement planning and business intelligence portal. In addition, clients have an option of more immediate feedback via the Company’s real-time mobile data collection platform.

Engagement Solutions - NRC’s engagement solutions include its health risk assessments (Payer Solutions), patient outreach and discharge call program (Connect Transitions) and post-acute analytics (Outcome Concept Systems, or OCS). These solutions enable the Company’s clients to understand the health risks associated with populations of patients, analyze and address readmission risks and efficiently reach out to patients to impact their behaviors outside of the healthcare provider settings. The Company’s health risk assessment solutions enable its clients to effectively stratify and manage care for those who are most at-risk, engage individuals, increase preventative care and manage wellness programs to improve patient experience and outcomes. NRC’s patient outreach and discharge call solutions are provided to healthcare organizations on a subscription basis. Through preference-based communications and real time alerts, these solutions enable organizations to identify and manage high risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. NRC’s post-acute analytics solutions provide business intelligence for home health and hospice providers that enable the improvement of patient experience, operational performance and clinical outcomes.

The Connect Transitions solution is provided by Customer-Connect LLC (doing business as Connect). Connect was formed in June 2013 to develop and provide patient outreach and discharge call solutions. NRC has a 49% ownership interest in Connect, NG Customer-Connect, LLC holds 25% interest and the remaining 26% is held by Illuminate Health, LLC.

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

NRC’s Competitive Strengths

The Company believes that its competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. The Company’s history is based capturing the voice of the consumer in healthcare markets. With survey solutions that span the healthcare continuum, in 2013 and 2012 the Company was recognized by Modern Healthcare as one of the nation’s largest patient experience survey providers. Its solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. NRC has extended this philosophy to include families, caregivers, employees and other stakeholders.

Premier client portfolio across the care continuum. NRC’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. The Company’s client base is diverse, with its top ten clients representing approximately 19% of total revenue for the year ended December 31, 2013 and no single client representing more than 5% of the Company’s revenue.

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

Exclusive focus on healthcare. The Company focuses exclusively on healthcare and serving the unique needs of healthcare organizations across the continuum, which NRC believes gives it a distinct competitive advantage compared to other survey and analytics software providers. The Company’s platform includes features and capabilities built specifically for healthcare providers, including a library of performance improvement content which can be tailored to the provider based on their specific customer feedback profile.

Experienced senior management team led by NRC’s founder. NRC’s senior management team has extensive industry and leadership experience. Michael D. Hays, the Company’s Chief Executive Officer, founded NRC in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). The Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. NRC’s President and Chief Operating Officer, Susan Henricks, has extensive leadership experience in high volume data and analytics businesses, having served as President of Financial Institution Services for First Data Corporation, the largest processor of credit card, debit card, and merchant transactions in the U.S. She also served as President for printing and marketing services organizations, in addition to various other leadership positions.

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

Selling additional solutions to existing clients. Less than 25% of the Company’s existing clients purchase more than one of its solutions. NRC’s sales organization actively identifies and pursues these cross-sell opportunities in order to accelerate the growth of the Company.

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

Clients

NRC’s clients include many of the nation’s largest healthcare systems. The Company serves over 2,400 acute care facilities. It also provides solutions to over 80 payer health plans and 7,700 post-acute facilities. These clients utilize NRC’s reporting platforms that capture, self-reported customer data from over 15 million unique healthcare episodes annually.

The Company’s ten largest clients accounted for 19%, 22%, and 20% of the Company’s total revenue in 2013, 2012 and 2011, respectively. Approximately 7% of the Company’s revenue was derived from foreign customers in 2013, and 8% in 2012 and 2011.

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

Associates

As of December 31, 2013, the Company employed a total of 352 persons on a full-time basis. In addition, as of such date, the Company had 36 part-time associates primarily in its survey operations, representing approximately 18 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2014, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	59	Chief Executive Officer

Susan L. Henricks	63	President and Chief Operating Officer

Kevin R. Karas	56	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

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

Available Information

More information regarding NRC is available on the Company's website at www.nationalresearch.com. NRC is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on the Company's website. NRC provides access to such materials through its website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Reports and amendments posted on the Company’s website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.

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

Our overall operating results may fluctuate as a result of a variety of factors, including the size and timing of orders from clients, client demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets and clients’ operating performance), the hiring and training of additional staff, expense increases, and industry and general economic conditions. Because a significant portion of our overhead is fixed in the short-term, particularly some costs associated with owning and occupying our building and full-time personnel expenses, our results of operations may be materially adversely affected in any particular period if revenue falls below our expectations. These factors, among others, make it possible that in some future period our operating results may be below the expectations of securities analysts and investors which would have a material adverse effect on the market price of our class A common stock and/or our class B common stock.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation makes extensive changes to the current system of healthcare insurance and benefits that includes changes in Medicare and Medicaid payment policies and other healthcare delivery reforms aimed at improving quality and decreasing costs, comparative effectiveness research, and independent payment advisory boards, among other provisions. These provisions could negatively impact our health care clients and could impact the services we provide our clients, the demand for the services we provide and the Company’s business. At this time, it is difficult to estimate the impact of this legislation on the Company but there can be no assurances that health care reform will not adversely impact either our operating results or the manner in which we operate our business.

We rely on a limited number of key clients and a loss of one or more of these key clients will adversely affect our operating results.

We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 19%, 22%, and 20% of the Company’s total revenue in 2013, 2012, and 2011, respectively.

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

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews. If receptivity to our survey and interview methods by respondents declines, or, for some other reason, their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected with a corresponding effect on our operating and net income. We also rely on third-party panels of pre-recruited consumer households to produce Ticker in a timely manner. If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce Market Insights (formerly Ticker). In either case, our operating and net income could be negatively affected.

Our principal shareholder effectively controls the Company, and holders of class A common stock are not able to independently elect directors of NRC or control any of the Company's management policies or business decisions because the holders of class A common stock have substantially less voting power than the holders of the Company's class B common stock, a majority of which is beneficially owned by our principal shareholder.

The Company's outstanding stock is divided into two classes of common stock: class A common stock and class B common stock. The class B common stock has one vote per share on all matters and the class A common stock has one-one-hundredth (1/100th) of one vote per share. As of February 21, 2014, the class B common stock constitutes approximately 94% of NRC's total voting power. As a result, holders of class B common stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into significant corporate transactions. A majority of the class B common stock is owned by Michael D. Hays, our Chief Executive Officer.

As of February 21, 2014, approximately 54% of the outstanding class B common stock and approximately 26% of the outstanding class A common stock was beneficially owned by Mr. Hays, and that collectively constitutes approximately 52% of the Company's total voting power. As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by Mr. Hays.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. As of December 31, 2013, we maintained $500,000 of key officer life insurance on Mr. Hays. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Currently, we do not have employment agreements with our officers or our other key personnel. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

Item 2.       Properties

The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC’s survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration. The Company’s term note is secured by this property, among other things.

The Company is leasing 4,000 square feet of office space in Markham, Ontario, 5,100 square feet of office space in San Diego, California, 3,300 square feet of office space in Lincoln, Nebraska, and 8,100 square feet of office space in Seattle, Washington.

Item 3.       Legal Proceedings

The Company is not subject to any material pending litigation.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In May 2013, the Company consummated a recapitalization (the “May 2013 Recapitalization”) pursuant to which the Company established two classes of common stock (class A common stock and class B common stock), issued a dividend of three shares of class A common stock for each share of the Company’s then existing common stock and reclassified each then existing share of common stock as one-half of one share of class B common stock. Following the May 2013 Recapitalization, the Company’s class A common stock and the Company’s class B common stock are traded on the NASDAQ Global Market under the symbols “NRCIA” and “NRCIB,” respectively.

The following table sets forth the range of high and low sales prices for, and dividends declared on, the Company’s pre-May 2013 Recapitalization common stock and the post-May 2013 Recapitalization class A common stock and class B common stock for the period from January 1, 2012, through December 31, 2013:

Pre –May 2013 Recapitalization (a):	High	Low	Dividends Declared Per Prior Common Share
2012 Quarter Ended:
March 31	$43.98	$36.58	$0.26
June 30	$53.00	$41.00	$0.26
September 30	$52.71	$46.19	$0.26
December 31	$58.23	$49.51	$1.76
2013 Quarter Ended:
March 31	$61.58	$50.00	$0.31
April 1 to May 22	$64.36	$53.45	--

	Class A			Class B
Post –May 2013 Recapitalization:	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
2013 Quarter Ended:
May 23 to June 30	$21.31	$12.36	--	$46.52	$18.24	--
September 30	$18.84	$15.36	--	$42.48	$26.61	--
December 31	$19.00	$15.69	--	$36.88	$27.25	--

(a) Sales prices and dividends have not been adjusted to give effect to the May 2013 Recapitalization described above.

Cash dividends of $2.1 million and $17.4 million in the aggregate were declared and paid during the twelve-month periods ended December 31, 2013 and 2012, respectively. In August 2013, the Company’s Board of Directors decided to suspend the payment of cash dividends through the year 2014. The payment and amount of future dividends, if any, is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions, alternative uses of the Company’s earnings and other factors.

On February 21, 2014, there were approximately 25 shareholders of record and approximately 1,015 beneficial owners of the class A common stock and approximately 17 shareholders of record and approximately 1,197 beneficial owners of the class B common stock.

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of February 21, 2014, 610,417 shares of the Company’s prior common stock (now equivalent to 1,831,251 shares of class A common stock and 305,208 shares of class B common stock) have been repurchased under that authorization. No stock was repurchased during the three-month period ended December 31, 2013.

The following graph compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2008 (or on May 23, 2013 for our class A common stock which was the first day it was traded), and its relative performance is tracked through December 31, 2013. In accordance with Securities and Exchange Commission guidance, in calculating the cumulative 5-year total return on our class B common stock, we gave retroactive effect to the May 2013 Recapitalization (i.e., as if it had occurred on December 31, 2008).

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/08	12/09	12/10	12/11	12/12	5/23/2013	12/13

National Research Corporation- Class A	---	---	---	---	---	100.00	94.10
National Research Corporation- Class B	100.00	73.46	125.23	145.69	214.12	---	250.71
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	---	283.39
Russell 2000	100.00	127.17	161.32	154.59	179.86	---	249.69

Item 6.     Selected Financial Data

The selected statement of income data for the years ended December 31, 2013, 2012, and 2011, and the selected balance sheet data at December 31, 2013 and 2012, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2010 and 2009, and the balance sheet data at December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements not included herein. The Company acquired Outcome Concept Systems on August 3, 2010, and My InnerView (“MIV”) on December 19, 2009.

	Year Ended December 31, (a)
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$92,590	$86,421	$75,767	$63,398	$57,692
Operating expenses:
Direct	38,844	35,461	28,667	24,635	24,148
Selling, general and administrative	25,208	23,542	23,300	20,202	16,016
Depreciation and amortization	3,732	4,699	5,065	4,704	3,831
Total operating expenses	67,784	63,702	57,032	49,541	43,995
Operating income	24,806	22,719	18,735	13,857	13,697
Other expense	(318)	(512)	(575)	(542)	(580)
Income before income taxes	24,488	22,207	18,160	13,315	13,117
Provision for income taxes	9,004	7,139	6,596	4,816	4,626
Net income	$15,484	$15,068	$11,564	$8,499	$8,491
Earnings per share common stock:
Basic Earnings per share:
Class A	$0.37	$0.37	$0.29	$0.21	$0.21
Class B	$2.25	$2.22	$1.73	$1.28	$1.28
Diluted Earnings per share:
Class A	$0.37	$0.36	$0.28	$0.21	$0.21
Class B	$2.20	$2.17	$1.69	$1.26	$1.26

Weighted average share and share equivalents outstanding:
Class A - basic	20,677	20,325	20,016	19,912	19,910
Class B - basic	3,447	3,388	3,336	3,319	3,318
Class A - diluted	21,099	20,854	20,526	20,207	20,170
Class B - diluted	3,514	3,476	3,421	3,368	3,362

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital surplus (deficiency)	$12,784	$(11,483)	$(2,262)	$(8,809)	$(4,432)
Total assets	110,996	100,046	100,676	95,770	72,499
Total debt and capital lease obligations, including current portion	10,546	12,763	14,912	16,599	7,719
Total shareholders’ equity	$71,755	$56,742	$55,554	$48,584	$44,171

(a)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Note 1 to the accompanying consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for fiscal year 2013 include:

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

The Company’s revenue arrangements (not involving software elements) with a client may include combinations of performance measurement and improvement services, healthcare analytics or governance education services which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). Each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

Revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: VSOE, if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE, and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of our intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of an intangible asset with an indefinite life exceeds its fair value, then the intangible asset is written-down to their fair values. The Company did not recognize any impairment related to our indefinite-lived intangible assets during 2013, 2012, or 2011.

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

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required. Under the first step of the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two is not performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company performs step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill. The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

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

The Company performed a qualitative analysis as of October 1, 2013, which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2013, 2012 or 2011.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2013	2012	2011	2013 over 2012	2012 over 2011

Revenue	100.0%	100.0%	100.0%	7.1%	14.1%
Operating expenses:
Direct	42.0	41.0	37.8	9.5	23.7
Selling, general and administrative	27.2	27.2	30.8	7.1	1.0
Depreciation and amortization	4.0	5.4	6.7	(20.6)	(7.2)
Total operating expenses	73.2	73.7	75.3	6.4	11.7
Operating income	26.8%	26.3%	24.7%	9.2%	21.3%

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Revenue. Revenue increased 7.1% in 2013 to $92.6 million from $86.4 million in 2012 which was driven by a combination of continued gains in market share and vertical growth in our existing client base. Revenue from subscription-based agreements comprised 81.9% of the total revenue for the year ended December 31, 2013 compared to 76.0% of the total revenue for the year ended December 31, 2012.

Direct expenses. Direct expenses increased 9.5% to $38.8 million in 2013 from $35.5 million in 2012. Direct variable expenses are costs that vary with volumes and consist mainly of printing, postage, hourly labor, and contracted survey work. Direct fixed expenses consist mainly of salaries and benefits, and contracted services for client service, analytical, research, and information technology development functions. The increase included postage and contracted survey-related costs to service the higher volume of business, and an increase in fixed expenses of $1.8 million from additional investments in technology, research and service resources. Direct expenses increased as a percentage of revenue to 42.0% in the year ended December 31, 2013, from 41.0% during the same period of 2012. Variable expenses as percentage of revenue were 0.2% of the change due to higher survey volumes for the subscription-based products, and fixed expenses were 0.8% of the change due to investments in technology, research and service resources. The Company expects this percentage to continue at a similar rate for 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.1% to $25.2 million in 2013 from $23.5 million in 2012 mainly due to additional expense in share based compensation, increases in annual software license fees and costs from the May 2013 Recapitalization, which were partially offset by decreased incentive payments and marketing costs. Selling, general, and administrative expenses remained constant as a percentage of revenue at 27.2% for each of the years ended December 31, 2013 and 2012 due to the leveraging of selling, general and administrative expenses against increased revenue. This percentage is projected to be approximately 26% of revenue in 2014.

Depreciation and amortization. Depreciation and amortization expenses decreased 20.6% to $3.7 million in 2013 from $4.7 million in 2012. This decrease was a result of a large software development project becoming fully depreciated and intangibles associated with an acquisition becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue decreased to 4.0% in 2013 from 5.4% in 2012. The Company expects this percentage to continue at a similar rate for 2014.

Provision for income taxes. The provision for income taxes totaled $9.0 million (36.8% effective tax rate) for 2013, compared to $7.1 million (32.1% effective tax rate) for 2012. The effective tax rate for the year ended December 31, 2013, is higher than the rate in the same period of 2012 primarily due to an adjustment to income taxes of $575,000 for decreases in deferred state tax rates resulting from legislative changes in 2012 and nondeductible fees associated with the May 2013 Recapitalization that are part of the annualized effective rate.

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

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flow will be sufficient to meet its projected needs for the foreseeable future.

The Company will make capital contributions up to $2.5 million on an as-needed basis as determined by the Board of Directors of Connect. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of December 31, 2013, the price at which the other members had the obligation to sell their equity units to NRC was $0.

As of December 31, 2013, our principal sources of liquidity included $22.1 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note. Of this cash, $7.5 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2013, that an additional tax liability of $705,000 would become due if repatriation of undistributed earnings would occur. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement.

Working Capital

The Company had a working capital surplus of $12.8 million on December 31, 2013, compared to a $11.5 million working capital deficiency on December 31, 2012. The change in the working capital balance was primarily due to the refinancing of the Company’s term notes in May 2013, which now have the final term note payments in April 2018. Additionally, the Company has not declared cash dividends since March 2013, and has temporarily suspended dividend payments in order maximize cash for possible investment opportunities. One such investment was made in Connect in June 2013. The deferred revenue balances as of December 31, 2013 and December 31, 2012, were $13.9 million and $15.8 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Provided by operating activities	$19,315	$19,132	$18,481
Used in investing activities	(2,188)	(2,348)	(6,927)
Used in financing activities	(2,824)	(16,687)	(6,886)
Effect of exchange rate changes on cash	(497)	107	(105)
Net increase in cash and cash equivalents	13,806	204	4,563
Cash and cash equivalents at end of period	$22,092	$8,286	$8,082

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $19.3 million for the year ended December 31, 2013, which included net income of $15.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, tax benefit from exercise of stock options, and non-cash stock compensation totaling $4.8 million. Changes in working capital decreased 2013 cash flows from operating activities by $1.0 million, primarily due to timing of billings on new or renewal contracts decreasing cash flows provided from deferred revenue and unbilled revenue offset by increases in trade accounts receivable. The cash flows decrease was partially offset by timing of payments on accounts payable and accrued expenses, wages, bonus and profit sharing.

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

Cash Flows from Investing Activities

Net cash of $2.2 million was used for investing activities in the year ended December 31, 2013. Purchases of property and equipment totaled the $2.2 million.

Net cash of $2.3 million was used for investing activities in the year ended December 31, 2012. Purchases of property and equipment totaled the $2.3 million.

Net cash of $6.9 million was used for investing activities in the year ended December 31, 2011. Earn-out payments related to the MIV acquisition approximated $4.1 million, and purchases of property and equipment totaled $2.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.8 million in the year ended December 31, 2013. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $840,000 and $755,000, respectively, partially offset by repurchases of shares for payroll tax withholdings related to share-based compensation of $55,000. Cash was used to pay dividends of $2.1 million. Cash was also used to repay borrowings under the term note totaling $2.1 million and capital lease obligations of $110,000.

Net cash used in financing activities was $16.7 million in the year ended December 31, 2012. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $1.3 million and $2.1 million, respectively, partially offset by repurchases of shares for payroll tax withholdings related to share-based compensation of $527,000. Cash was used to pay dividends of $17.4 million, including a special dividend of $10.3 million in the fourth quarter of 2012. Cash was also used to repay borrowings under the term note totaling $2.1 million and capital lease obligations of $108,000.

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

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($497,000), $107,000, and ($105,000) in the years ended December 31, 2013, 2012, and 2011, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2013, were $2.2 million. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases in 2014 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. The Company refinanced these two term notes on May 9, 2013, and combined them into one new term note. The new term note is payable in 60 monthly installments of $212,468. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the new term note at December 31, 2013, was $10.3 million.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2014. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two-, three-, six- or twelve-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. The rate at December 31, 2013 was 2.67%. As of December 31, 2013, the revolving credit note did not have a balance. According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2013. The Company expects to renew the revolving credit note prior to June 30, 2014. If, however, the revolving credit note cannot be renewed, the Company believes it has adequate cash from operations to meet its debt and capital needs.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2013, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of December 31, 2013 was $222,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2013:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,582	$782	$1,260	$526	$14
Capital leases	250	137	113	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	11,017	2,505	7,649	863	--
Total	$13,849	$3,424	$9,022	$1,389	$14

(1) Amounts are inclusive of interest payments, where applicable.
(2) We have $193,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $15.0 million to $71.8 million in 2013, from $56.7 million in 2012. The increase was primarily due to net income of $15.5 million, $1.7 million of related share-based compensation, and $1.0 million from the exercise of options partially offset by dividends paid of $2.1 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. As of December 31, 2013, the remaining number of shares that could be purchased under this authorization was 418,749 shares of class A common stock and 69,791 shares of class B common stock.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective or adopted that have significance or potential significance to the consolidated financial statements at December 31, 2013.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were ($822,000), $217,000, and ($201,000) in 2013, 2012, and 2011, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 100 basis point movement in the value of the U.S. dollar would impact our reported cash balance by approximately $0.8 million. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2013, our fixed-rate term debt totaled $10.3 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2013, would not have a material effect on the estimated fair value of our fixed-rate debt outstanding at December 31, 2013.

Borrowings under our revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management. Borrowings under the revolving credit note may not exceed the lesser of a calculated borrowing base or $6.5 million. There were no borrowings outstanding under our revolving credit note at December 31, 2013, or at any time during 2013. A sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2013. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data) (1)
	Quarter Ended
	Dec. 31, 2013	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept 30, 2012	June 30, 2012	Mar. 31, 2012

Revenue	$22,923	$22,407	$22,354	$24,906	$21,996	$21,386	$20,632	$22,407
Direct expenses	9,648	9,452	9,498	10,246	9,128	8,769	8,633	8,931
Selling, general and administrative expenses	6,305	6,019	6,391	6,493	6,001	5,821	5,569	6,151
Depreciation and amortization	944	907	931	950	1,093	1,149	1,214	1,243
Operating income	6,026	6,029	5,534	7,217	5,774	5,647	5,216	6,082
Other expense	(82)	(81)	(71)	(84)	(100)	(155)	(105)	(152)
Provision for income taxes	2,177	2,135	2,029	2,663	1,971	1,915	1,172	2,081
Net income	$3,767	$3,813	$3,434	$4,470	$3,703	$3,577	$3,939	$3,849
Earnings per share of common stock:
Basic earnings per share
Class A	$0.09	$0.09	$0.08	$0.11	$0.09	$0.09	$0.10	$0.10
Class B	$0.55	$0.55	$0.50	$0.65	$0.54	$0.53	$0.58	$0.57
Dilutive earnings per share
Class A	$0.09	$0.09	$0.08	$0.11	$0.09	$0.09	$0.09	$0.09
Class B	$0.54	$0.54	$0.49	$0.64	$0.53	$0.51	$0.57	$0.56
Weighted average shares outstanding – basic
Class A	20,692	20,672	20,672	20,669	20,513	20,373	20,254	20,157
Class B	3,452	3,445	3,445	3,445	3,419	3,395	3,376	3,360
Weighted average shares outstanding - diluted
Class A	21,137	21,111	21,085	21,063	20,959	20,883	20,829	20,721
Class B	3,514	3,514	3,516	3,511	3,493	3,480	3,471	3,454

(1)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Note 1 to the accompanying consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2014

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	2013	2012
Current assets:
Cash and cash equivalents	$22,092	$8,286
Trade accounts receivable, less allowance for doubtful accounts of $183 and $244, respectively	11,043	12,119
Unbilled revenue	1,282	932
Prepaid expenses	1,310	1,269
Income taxes receivable	265	158
Deferred income taxes	53	547
Other current assets	429	504
Total current assets	36,474	23,815

Net property and equipment	11,898	12,493
Intangible assets, net	4,840	5,794
Goodwill	57,593	57,799
Other	191	145

Total assets	$110,996	$100,046

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,256	$12,436
Accounts payable	654	291
Accrued wages, bonus and profit sharing	4,319	4,392
Accrued expenses	2,462	2,265
Current portion of capital lease obligations	114	102
Deferred revenue	13,885	15,812
Total current liabilities	23,690	35,298

Notes payable, net of current portion	8,068	-
Deferred income taxes	7,132	7,527
Deferred revenue	243	254
Capital lease obligations, net of current portion	108	225
Total liabilities	39,241	43,304

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,285,029 in 2013 and 25,129,776 in 2012, outstanding 20,768,784 in 2013 and 20,624,976 in 2012	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,220,117 in 2013 and 4,188,296 in 2012, outstanding 3,467,410 in 2013 and 3,437,496 in 2012	4	4
Additional paid-in capital	42,192	39,493
Retained earnings	58,042	44,700
Accumulated other comprehensive income, foreign currency translation adjustment	302	1,124
Treasury stock, at cost; 4,516,245 Class A shares, 752,707 Class B shares in 2013 and 4,504,800 Class A shares, 750,800 Class B shares in 2012	(28,810)	(28,604)
Total shareholders’ equity	71,755	56,742

Total liabilities and shareholders’ equity	$110,996	$100,046

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(In thousands, except for per share amounts)

	2013	2012	2011

Revenue	$92,590	$86,421	$75,767

Operating expenses:
Direct	38,844	35,461	28,667
Selling, general and administrative	25,208	23,542	23,300
Depreciation and amortization	3,732	4,699	5,065
Total operating expenses	67,784	63,702	57,032

Operating income	24,806	22,719	18,735

Other income (expense):
Interest income	63	32	13
Interest expense	(397)	(541)	(629)
Other, net	16	(3)	41

Total other expense	(318)	(512)	(575)

Income before income taxes	24,488	22,207	18,160

Provision for income taxes	9,004	7,139	6,596

Net income	$15,484	$15,068	$11,564

Earnings per share of common stock:
Basic earnings per share:
Class A	$0.37	$0.37	$0.29
Class B	$2.25	$2.22	$1.73
Diluted earnings per share:
Class A	$0.37	$0.36	$0.28
Class B	$2.20	$2.17	$1.69

Weighted average shares and share equivalents outstanding
Class A - basic	20,677	20,325	20,016
Class B - basic	3,447	3,388	3,336
Class A - diluted	21,099	20,854	20,526
Class B - diluted	3,514	3,476	3,421

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of comprehensive income
(In thousands)

	2013	2012	2011

Net Income	$15,484	$15,068	$11,564

Other comprehensive income (loss):
Cumulative translation adjustment	$(822)	$217	$(201)
Other comprehensive income (loss)	$(822)	$217	$(201)

Comprehensive Income	$14,662	$15,285	$11,363

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
(In thousands except share and per share amounts)

	Common Stock A	Common Stock B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balances at December 31, 2010	$24	$4	$28,950	$41,343	$1,108	$(22,845)	$48,584
Purchase of 51,864 A and 8,644 B shares of treasury stock	--	--	--	--	--	(591)	(591)
Issuance of 176,013 A and 29,336 B common shares for the exercise of stock options	--	--	940	--	--	--	940
Tax benefit from the exercise of options and vested restricted stock	--	--	407	--	--	--	407
Issuance of 42,969 A and 7,162 B restricted common shares, net of forfeitures	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	763	--	--	--	763
Dividends declared of $0.15 and $.0.88 per A and B common share, respectively	--	--	--	(5,912)	--	--	(5,912)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(201)	--	(201)
Net income	--	--	--	11,564	--	--	11,564
Balances at December 31, 2011	$24	$4	$31,060	$46,995	$907	$(23,436)	$55,554
Purchase of 324,093 A and 54,015 B shares of treasury stock	--	--	--	--	--	(5,168)	(5,168)
Issuance of 786,303 class A common shares and 131,051 class B shares for the exercise of stock options	1	--	5,967	--	--	--	5,968
Tax benefit from the exercise of options and vested restricted stock	--	--	2,078	--	--	--	2,078
Issuance of restricted common shares, net of forfeitures (10,074 class A and 1,679 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	388	--	--	--	388
Dividends declared of $0.42 and $2.54 per A and B common share, respectively	--	--	--	(17,363)	--	--	(17,363)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	217	--	217
Net income	--	--	--	15,068	--	--	15,068
Balances at December 31, 2012	$25	$4	$39,493	$44,700	$1,124	$(28,604)	$56,742
Purchase of 11,445 shares of class A and 1908 B shares of class B treasury stock	--	--	--	--	--	(206)	(206)
Issuance of 155,253 class A common shares and 31,876 class B shares for the exercise of stock options	--	--	990	--	--	--	990
Tax benefit from the exercise of options and vested restricted stock	--	--	755	--	--	--	755
Issuance of restricted common shares, net of forfeitures	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	955	--	--	--	955
Fractional share cashed out	--	--	(1)	--	--	--	(1)
Dividends declared of $0.05 and $0.31 per A and B common share, respectively	--	--	--	(2,142)	--	--	(2,142)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(822)	--	(822)
Net income	--	--	--	15,484	--	--	15,484
Balances at December 31, 2013	$25	$4	$42,192	$58,042	$302	$(28,810)	$71,755

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$15,484	$15,068	$11,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,732	4,699	5,065
Deferred income taxes	16	(421)	1,297
(Gain) Loss on sale of property and equipment	23	4	(1)
Tax benefit from exercise of stock options	84	601	66
Non-cash stock compensation expense	955	388	763
Change in assets and liabilities:
Trade accounts receivable	970	(879)	(2,064)
Unbilled revenue	(386)	(11)	194
Prepaid expenses	(166)	(357)	253
Other current assets	76	(106)	(121)
Accounts payable	331	(516)	52
Accrued expenses, wages, bonus and profit sharing	212	1,602	1,176
Income taxes payable and recoverable	(100)	(303)	1,420
Deferred revenue	(1,916)	(637)	(1,183)
Net cash provided by operating activities	19,315	19,132	18,481

Cash flows from investing activities:
Purchases of property and equipment	(2,188)	(2,348)	(2,812)
Earn-out related to acquisitions	--	--	(4,115)
Net cash used in investing activities	(2,188)	(2,348)	(6,927)

Cash flows from financing activities:
Proceeds from notes payable	--	--	4,545
Payments on notes payable	(2,112)	(2,050)	(6,218)
Payments on capital lease obligations	(110)	(108)	(130)
Proceeds from exercise of stock options	840	1,283	568
Excess tax benefit from share-based compensation	755	2,078	407
Repurchase of shares for payroll tax withholdings related to share-based compensation	(55)	(527)	(146)
Payment of dividends on common stock	(2,142)	(17,363)	(5,912)
Net cash used in financing activities	(2,824)	(16,687)	(6,886)

Effect of exchange rate changes on cash	(497)	107	(105)

Net increase in cash and cash equivalents	13,806	204	4,563

Cash and cash equivalents at beginning of period	8,286	8,082	3,519

Cash and cash equivalents at end of period	$22,092	$8,286	$8,082

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$368	$554	$542
Income taxes	$8,181	$5,108	$3,383

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2013, 2012 and 2011 was $5,000, $9,000 and $115,000, respectively.

In connection with the Company’s equity incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price. The total non-cash stock options exercised was $150,000, $4.6 million and $445,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations in the United States and Canada. The Company’s ten largest clients accounted for 19%, 22%, and 20% of the Company’s total revenue in 2013, 2012, and 2011, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and a variable interest entity, Customer-Connect LLC (“Connect”), which NRC has been deemed the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

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

The Company’s revenue arrangements (not involving software elements) with a client may include combinations of performance measurement and improvement services, healthcare analytics or governance education services which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). Each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

Revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: VSOE, if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $1.7 million and $636,000 of internal and external costs incurred for the development of internal-use software for the years ended December 31, 2013 and 2012, respectively, with such costs classified as property and equipment.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during the years ended December 31, 2013, 2012, or 2011.

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

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2013, 2012 or 2011.

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

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step test is required; otherwise, no further testing is required. Under the first step of the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two is not performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company performs step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill. The fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the fair value of the reporting unit goodwill.

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

The Company performed a qualitative analysis as of October 1, 2013 which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2013, 2012 or 2011.

Segment Information

During the first quarter of 2013, due to the Company change in operating structure (or strategy), the Company condensed its eight operating segments into two operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria guidance on segment disclosure.  The two operating segments, organized by geographic area, are National Research Corporation (United States) and National Research Corporation Canada, which each offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives. During the years ended December 31, 2013, 2012 and 2011, the Company recorded income tax benefits relating to these tax credits of $290,000, $289,000, and $229,000, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2013 and 2012, of $188,000 and $224,000, respectively, excluding interest of $5,000 and $11,000, respectively, and no penalties. Of this amount, $188,000 and $224,000 at December 31, 2013 and 2012, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense. The Company is not subject to tax examinations for years prior to 2010 in the U.S. and 2009 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments. The compensation expense is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2013	2012	2011
	(In thousands)
Amounts charged against income, before income tax benefit	$955	$388	$763
Amount of related income tax benefit	377	153	302

Total impact to net income	$578	$235	$461

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $21.2 million and $7.5 million as of December 31, 2013, and 2012, respectively, consisting primarily of money market accounts and funds invested in commercial paper. At certain times, cash equivalent balances may exceed federally insured limits.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
		(In thousands)
As of December 31, 2013
Money Market Funds	$7,266	$--	$--	$7,266
Commercial Paper	$13,976	$--	$--	$13,976
Total	$21,242	$--	$--	$21,242
As of December 31, 2012
Money Market Funds	$5,245	$--	$--	$5,245
Commercial Paper	$2,242	$--	$--	$2,242
Total	$7,487	$--	$--	$7,487

The Company's long-term debt described in Note 6 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2013	December 31, 2012
	(In thousands)
Total carrying amount of long-term debt	$10,324	$12,436
Estimated fair value of long-term debt	$10,156	$12,490

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2013 and 2012, there was no impairment related to property and equipment, goodwill and other intangible assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. At December 31, 2013, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

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

At December 31, 2013, 2012, and 2011, the Company had 99,562, 92,460 and 358,707 options of class A shares and 6,407, 15,410, and 59,785 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value.

	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$1,071	$1,071	$8,681	$8,681	$2,956	$2,956
Allocation of undistributed earnings	6,670	6,672	(1,147)	(1,147)	2,826	2,826
Net income attributable to common shareholders	$7,741	$7,743	$7,534	$7,534	$5,782	$5,782
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,677	3,447	20,325	3,388	20,016	3,336
Net income per share - basic	$0.37	$2.25	$0.37	$2.22	$0.29	$1.73
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$7,741	$7,743	$7,534	$7,534	$5,782	$5,782
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,677	3,447	20,325	3,388	20,016	3,336
Weighted average effect of dilutive securities:
Stock Options	388	61	492	82	474	79
Restricted Stock	34	6	37	6	36	6
Weighted average common shares outstanding - diluted	21,099	3,514	20,854	3,476	20,526	3,421
Net income per share - diluted	$0.37	$2.20	$0.36	$2.17	$0.28	$1.69

Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective or adopted that have significance or potential significance to the consolidated financial statements in 2013.

 (2)     Variable Interest Entity

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

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of December 31, 2013, the price at which NG Customer-Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

NRC is deemed the primary beneficiary of the variable interest entity and has a 49% ownership interest in Connect. An entity is considered the primary beneficiary of a variable interest entity if it has both the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Connect is thinly capitalized and relies on NRC advances and reimbursements to fund its operations. Together, NRC and NRC associates hold a majority of the voting rights on Connect board of directors and have the ability to direct the majority of Connect operations.

Included in the Company’s consolidated financial statements for the year ended December 31, 2013, was Connect’s net operating loss of $837,000. The net operating loss of Connect during 2013 was attributable to NRC. Connect had total assets of $649,000 and total liabilities of $186,000 as of December 31, 2013.

(3)     Property and Equipment

At December 31, 2013, and 2012, property and equipment consisted of the following:

	2013	2012
	(In thousands)
Furniture and equipment	$4,015	$3,797
Computer equipment and software	18,569	17,647
Building	9,322	9,322
Land	425	425
	32,331	31,191
Less accumulated depreciation and amortization	20,433	18,698
Net property and equipment	$11,898	$12,493

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2013, 2012, and 2011 was $2.8 million, $3.4 million, and $3.5 million, respectively.

Property and equipment included the following amounts under capital lease:

	2013	2012
	(In thousands)
Furniture and equipment	$519	$514
Computer equipment and software	47	47
	566	561
Less accumulated amortization	294	196
Net assets under capital lease	$272	$365

(4)     Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2013:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,593		$57,593
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191

Amortizing intangible assets:
Customer related	5	-	15	10,499	7,334	3,165
Non-compete agreements		3		430	430	-
Trade names	5	-	10	1,902	1,418	484
Total amortizing intangible assets				12,831	9,182	3,649
Total intangible assets other than goodwill				$14,022	$9,182	$4,840

Goodwill and intangible assets consisted of the following at December 31, 2012:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,799		$57,799
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191

Amortizing intangible assets:
Customer related	5	-	15	10,521	6,709	3,812
Non-compete agreements		3		430	346	84
Trade names	5	-	10	1,902	1,195	707
Total amortizing intangible assets				12,853	8,250	4,603
Total intangible assets other than goodwill				$14,044	$8,250	$5,794

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2013, and 2012 (in thousands):

Balance as of December 31, 2011	$57,730
Foreign currency translation	69
Balance as of December 31, 2012	$57,799
Foreign currency translation	(206)
Balance as of December 31, 2013	$57,593

Aggregate amortization expense for customer related intangibles, trade names and non-competes for the years ended December 31, 2013, 2012 and 2011 was $954,000, $1.3 million, and $1.6 million, respectively. Estimated amortization expense for the next five years is: 2014—$842,000; 2015—$789,000; 2016—$597,000; 2017—$531,000: 2018—$522,000: thereafter $369,000.

(5)      Income Taxes

For the years ended December 31, 2013, 2012, and 2011, income before income taxes consists of the following:

	2013	2012	2011
	(In thousands)
U.S. Operations	$21,882	$19,836	$16,017
Foreign Operations	2,606	2,371	2,143
	$24,488	$22,207	$18,160

Income tax expense consisted of the following components:

	2013	2012	2011
	(In thousands)
Federal:
Current	$7,169	$5,488	$4,018
Deferred	195	1,140	1,170
Total	$7,364	$6,628	$5,188

Foreign:
Current	$716	$684	$606
Deferred	(7)	(6)	(1)
Total	$709	$678	$605

State:
Current	$1,020	$787	$609
Deferred	(89)	(954)	194
Total	$931	$(167)	$803

Total	$9,004	$7,139	$6,596

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2013, 2012, and 2011 on pretax income was as follows:

	2013	2012	2011
	(In thousands)
Expected federal income taxes	$8,571	$7,772	$6,356
Foreign tax rate differential	(226)	(203)	(145)
U.S. tax graduated rates	--	11	(99)
State income taxes, net of federal benefit and state tax credits	605	552	522
Federal tax credits	(217)	(282)	(132)
Uncertain tax positions	(43)	(73)	9
Deferred tax adjustment due to change in state tax law	--	(661)	--
Recapitalization expenses	182	--	--
Other	132	23	85
Total	$9,004	$7,139	$6,596

Deferred tax assets and liabilities at December 31, 2013 and 2012, were comprised of the following:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$63	$86
Accrued expenses	497	356
Share based compensation	1,113	859
Capital loss carryforward	1,124	1,132
Net operating loss	--	170
Tax credit carryforward	--	319
Other	39	--
Gross deferred tax assets	2,836	2,922
Less Valuation Allowance	(1,124)	(1,138)
Deferred tax assets	1,712	1,784

Deferred tax liabilities:
Prepaid expenses	286	324
Property and equipment	1,426	1,790
Intangible assets	6,879	6,415
Other	200	235
Deferred tax liabilities	8,791	8,764
Net deferred tax liabilities	$(7,079)	$(6,980)

At December 31, 2013 and 2012, net deferred tax assets of $53,000 and $547,000 respectively, were included in current deferred income taxes. At December 31, 2013 and 2012, net deferred tax liabilities of $7.1 million and $7.5 million, respectively, were included in long term deferred income taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded. The net impact on income tax expense related to changes in the valuation allowance for 2013, 2012, and 2011, were $14,000, $214,000 and $0, respectively.

The Company has domestic capital loss carryforwards of $3.1 million at December 31, 2013. The total $3.1 million of the capital loss carryforwards relate to the pre-acquisition periods of acquired companies and are due to expire in 2014. The Company has provided a $1.1 million valuation allowance against the tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $10.7 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The Company estimated at December 31, 2013, that an additional tax liability of $705,000 would become due if repatriation of undistributed earnings would occur.

The unrecognized tax benefit at December 31, 2013, was $188,000, excluding interest of $5,000 and no penalties. The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could continue to decrease during the next 12 months due to the expiration of the U.S. federal statute of limitations associated with certain other tax positions. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

The change in the unrecognized tax benefits for 2013 and 2012 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2011	$266
Reductions due to lapse of applicable statute of limitations	(117)
Additions based on tax positions of prior years	84
Additions based on tax positions related to the current year	(9)
Balance of unrecognized tax benefits at December 31, 2012	$224

Reductions due to lapse of applicable statute of limitations	(91)
Additions based on tax positions of prior years	27
Additions based on tax positions related to the current year	28
Balance of unrecognized tax benefits at December 31, 2013	$188

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return. The 2010 to 2013 U.S. federal and state returns remain open to examination. The 2009 to 2013 Canada federal and provincial income tax returns remain open to examination.

(6)     Notes Payable

Notes payable consisted of the following:

	2013	2012
	(In thousands)
Revolving credit note with U.S. Bank, maximum available $6.5 million subject to borrowing base, matures June 30, 2014	$--	$--
Note payable to U.S. Bank for $11.8 million, interest at a 3.12% fixed rate, 60 monthly principal and interest payments of $212,468 through April 2018	10,324	--
Notes payable to U.S. Bank, interest at a 3.79% fixed rate, monthly principal and interest payments of $201,294, with final balloon payment due July 31, 2013	--	12,436
Total notes payable	10,324	12,436
Less current portion	2,256	12,436
Note payable, net of current portion	$8,068	$--

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. The Company refinanced these two term notes on May 9, 2013, and combined them into one new term note. The new term note is payable in 60 monthly installments of $212,468. Borrowings under the new term note bear interest at an annual rate of 3.12%.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. The Company may borrow, repay and re-borrow amounts under the revolving credit note from time to time until its maturity on June 30, 2014. The maximum aggregate amount available under the revolving credit note of $6.5 million is subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the renewed revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate or (2) 2.2% plus the one-, two-, three-, six- or twelve-month London Interbank Offered Rate (“LIBOR”) rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. The rate at December 31, 2013 was 2.67%. As of December 31, 2013, the revolving credit note did not have a balance. According to borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2013.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2013, the Company was in compliance with the financial covenants.

The remaining note payable maturities for each year subsequent to December 31, 2013, are as follows:

	Total Payments	2014	2015	2016	2017	2018
	(In thousands)
Notes payable	$10,324	$2,256	$2,328	$2,402	$2,480	$858

(7)     Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

In August 2001, the Board of Directors adopted, and on May 1, 2002, the Company’s shareholders approved, the National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”). The 2001 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted may be either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive plan, at December 31, 2013, there were no shares of stock available for future grants. The Company has accounted for grants of 1,683,309 class A and 280,552 class B options and restricted stock under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company’s 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 1,650,000 shares of class A common stock and 275,000 shares of class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 shares of class A common stock and 6,000 shares of class B common stock are granted to directors that are re-elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At December 31, 2013, there were 255,000 shares of class A common stock and 42,500 shares of class B common stock available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 1,395,000 class A and 232,500 class B options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

In February 2006, the Board of Directors adopted, and on May 4, 2006, the Company’s shareholders approved the National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). The 2006 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2013, there were 1,033,455 shares of class A common stock and 172,242 shares of class B common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 766,545 class A and 127,758 class B options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 232,344 shares of the Company’s class A common stock and 38,718 shares of the class B common stock during the twelve-month period ended December 31, 2013. During the same period in 2012, the Company granted options to purchase 238,890 shares of class A common stock and 39,815 shares of class B common stock, and during 2011 granted options to purchase 498,024 shares of class A common stock and 83,004 shares of class B common stock. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted (pre-May 2013 Recapitalization) was estimated using a Black-Scholes valuation model with the following assumptions:

	2013			2012			2011

Expected dividend yield at date of grant	2.26	to	3.46%	2.63	to	3.98%	2.00	to	2.55%
Expected stock price volatility	30.34	to	30.51%	29.10	to	31.70%	28.70	to	32.00%
Risk-free interest rate	0.55	to	1.07%	0.56	to	1.15%	1.70	to	2.14%
Expected life of options (in years)	4	to	6	4	to	6	4	to	6

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2012	1,367,754	$8.45
Granted	232,344	$15.98
Exercised	(155,253)	$3.36		$1,126
Forfeited	--	--
Outstanding at December 31, 2013	1,444,845	$10.21	6.48	$12,438
Exercisable at December 31, 2013	693,975	$8.96	5.37	$6,846

Class B
Outstanding at December 31, 2012	227,959	$18.45
Granted	38,718	$29.35
Exercised	(31,875)	$14.69		$992
Forfeited	--	--
Outstanding at December 31, 2013	234,802	$20.76	6.54	$3,276
Exercisable at December 31, 2013	109,662	$18.85	5.43	$1,739

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011, was $3.24, $2.43 and $2.12, respectively, for both class A and class B common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2013, was $1.1 million for the shares of class A common stock and $992,000 for the shares of class B common stock. The total intrinsic value of stock options exercised was $5.6 million for the shares of class A common stock and $941,000 for the shares of class B common stock for the year ended December 31, 2012, and $900,000 for the shares of class A common stock and $150,000 for the shares of class B common stock for the year ended December 31, 2011. The total intrinsic value of stock options vested during the years ended December 31, 2013, was $1.5 million for the shares of class A common stock and $0.5 million for the shares of class B common stock. The total intrinsic value of stock options vested was $2.3 million for the shares of class A common stock and $376,000 for the shares of class B common stock for the year ended December 31, 2012, and $1.3 million for the shares of class A common stock and $224,000 for the shares of class B common stock for the year ended December 31, 2011. As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock option awards was approximately $729,000 and $122,000 for class A and class B common stock shares, respectively, which was expected to be recognized over a weighted average period of 2.38 years for each class of stock.

Cash received from stock options exercised for the years ended December 31, 2013, 2012, and 2011 was $840,000, $1.3 million, and $568,000, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $753,000, $2.0 million and $350,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

During 2012, the Company granted 23,469 and 3,912 non-vested shares of class A and class B common stock, respectively, under the 2006 Equity Incentive Plan. During 2011, the Company granted 118,503 and 19,751 non-vested shares of class A and class B common stock, respectively, under the 2006 Equity Incentive Plan. No non-vested shares of common stock were granted during 2013. As of December 31, 2013, the Company had 60,609 and 10,101 non-vested shares of class A and class B common stock, respectively, outstanding under the 2006 Equity Incentive Plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $140,000, $74,000 and $143,000 of non-cash compensation for the years ended December 31, 2013, 2012, and 2011, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans for the year ended December 31, 2013:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	60,609	$5.77	10,101	$34.65
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Outstanding at December 31, 2013	60,609	$5.77	10,101	$34.65

As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock awards was approximately $340,000 and is expected to be recognized over a weighted average period of 2.53 years.

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

(9)     Leases

The Company leases printing equipment in the United States, and office space in Canada, California, Nebraska and Washington. The Company recorded rent expense in connection with its operating leases of $720,000, $715,000, and $986,000 in 2013, 2012, and 2011, respectively. The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases at December 31, 2013 are:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2014	$137	$782
2015	104	753
2016	9	507
2017	--	324
2018	--	202
Thereafter	--	14
Total minimum lease payments	250
Less: Amount representing interest	28
Present value of minimum lease payments	222
Less: Current maturities	114
Capital lease obligations, net of current portion	$108

(10)     Related Party

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $212,000, $198,000 and $166,000 in 2013, 2012 and 2011 respectively.

The Company leased office space for OCS from EPIC Property Management LLC from August 2010 through June 2011.  A former owner of OCS and an associate of the Company during the lease term was a co-owner of EPIC Property Management LLC. The total of the rental and utility payments under the lease for the year ended December 31, 2011, was $103,000.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. In 2012, the Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. The total value of these purchases was $57,000 and $55,000 in 2013 and 2012 respectively. The Company did not have any transactions with Nebraska Global Investment Company LLC during 2011 or 2010.

(11)     Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $252,000, $236,000 and $182,000 in 2013, 2012 and 2011, respectively, as a matching percentage of associate 401(k) contributions.

(12)     Segment Information

During the first quarter of 2013, the Company condensed its eight operating segments into two operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria for guidance on segment disclosure.  The two operating segments, organized by geographic area, are National Research Corporation (United States) and National Research Corporation Canada, which each offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations. The table below presents entity-wide information regarding the Company’s revenue and assets by geographic area:

	2013	2012	2011
	(In thousands)
Revenue:
United States	$85,863	$79,895	$70,074
Canada	6,727	6,526	5,693
Total	$92,590	$86,421	$75,767

Long-lived assets:
United States	$71,139	$72,817
Canada	3,383	3,414
Total	$74,522	$76,231

Total assets:
United States	$97,982	$87,670
Canada	13,014	12,376
Total	$110,996	$100,046

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Research Corporation:

We have audited National Research Corporation and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Research Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2014

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s associates, including the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Finance and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.nationalresearch.com, and such Code of Business Conduct and Ethics is available, in print, without change, to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.nationalresearch.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11.     Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at December 31, 2013,” “2013 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013.

Plan Category Class A shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,444,845	$10.21	1,288,455	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,444,845	$10.21	1,288,455

Plan Category Class B shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	234,802	$20.76	212,742	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	234,802	$20.76	212,742

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, the Company had authority to award up to 443,046 additional shares of restricted class A common stock and 73,842 additional shares of restricted class B common stock to participants, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 1,033,455 shares of class A common stock and 172, 242 shares of class B common stock as of December 31, 2013.

Item 13.     Certain Relationships and Realted Transactions, and Director Independence

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

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2011	337	80	128	289
Year Ended December 31, 2012	289	173	218	244
Year Ended December 31, 2013	244	145	206	183

See accompanying report of independent registered public accounting firm.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 31, 2013 and 2012	30

Consolidated Statements of Income for the Three Years Ended December 31, 2013	31

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2013	32

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2013	33

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013	34

Notes to Consolidated Financial Statements	35

Schedule II — Valuation and Qualifying Accounts	60

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2014.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays Michael D. Hays	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2014

/s/ Kevin R. Karas Kevin R. Karas	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 4, 2014

/s/ JoAnn M. Martin JoAnn M. Martin	Director	March 4, 2014

/s/ John N. Nunnelly John N. Nunnelly	Director	March 4, 2014

/s/ Paul C. Schorr III Paul C. Schorr III	Director	March 4, 2014

/s/ Gail L. Warden Gail L. Warden	Director	March 4, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective May 22, 2013, [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 22, 2013 and filed May 24, 2013 (File No. 0-29466)

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated
May 9, 2013 and filed on May 13, 2013 (File No. 0-29466)]

(4.1)

Installment Note, dated as of May 9, 2013, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-29466)]

(10.1)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*

National Research Corporation 2006 Equity Incentive Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189141) filed on June 6, 2013]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189140) filed on June 6, 2013)]

(10.4)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.5)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.6)*

Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

(10.7)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.8)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*

Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(10.10)*

Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

Exhibit Number	Exhibit Description

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
(99)

Proxy Statement for the 2014 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2013; except to the extent specifically incorporated by reference, the Proxy Statement for the 2014 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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