Form 10-Q
period 2014-03-31
NATIONAL RESEARCH CORP
filed 2014-05-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Class A Common Stock, $.001 par value, outstanding as April 30, 2014: 20,808,304 shares

Class B Common Stock, $.001 par value, outstanding as of April 30, 2014: 3,480,217 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2014

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8 - 15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19-20

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 6.	Exhibits	20

	Signatures		21

	Exhibit Index		22

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1.   Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,453	$22,092
Trade accounts receivable, less allowance for doubtful accounts of $164 and $183 in 2014 and 2013, respectively	12,046	11,043
Unbilled revenue	1,263	1,282
Prepaid expenses	1,964	1,310
Income tax receivable	237	265
Deferred income taxes	3	53
Other current assets	309	429
Total current assets	42,275	36,474

Property and equipment, net	11,725	11,898
Intangible assets, net	4,630	4,840
Goodwill	57,499	57,593
Other	148	191
Total assets	$116,277	$110,996
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,273	$2,256
Accounts payable	674	654
Accrued wages, bonus and profit sharing	3,366	4,319
Accrued expenses	2,768	2,462
Current portion of capital lease obligations	117	114
Deferred revenue	14,740	13,885
Total current liabilities	23,938	23,690

Notes payable, net of current portion	7,492	8,068
Deferred income taxes	7,250	7,132
Deferred revenue	202	243
Capital lease obligations, net of current portion	76	108
Total liabilities	38,958	39,241

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,372,186 in 2014 and 25,285,029 in 2013, outstanding 20,808,304 in 2014 and 20,768,784 in 2013	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,234,643 in 2014 and 4,220,117 in 2013, outstanding 3,480,217 in 2014 and 3,467,410 in 2013	4	4
Additional paid-in capital	43,614	42,192
Retained earnings	63,495	58,042
Accumulated other comprehensive income (loss)	(103)	302
Treasury stock, at cost; 4,563,882 Class A shares, 754,426 Class B shares in 2014 and 4,516,245 Class A shares, 752,707 Class B shares in 2013	(29,716)	(28,810)
Total shareholders’ equity	77,319	71,755
Total liabilities and shareholders’ equity	$116,277	$110,996

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2014	2013

Revenue	$26,030	$24,906

Operating expenses:
Direct	10,329	10,246
Selling, general and administrative	6,366	6,493
Depreciation and amortization	935	950
Total operating expenses	17,630	17,689

Operating income	8,400	7,217

Other income (expense):
Interest income	17	19
Interest expense	(81)	(117)
Other, net	7	14

Total other expense	(57)	(84)

Income before income taxes	8,343	7,133

Provision for income taxes	2,890	2,663

Net income	$5,453	$4,470

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.13	$0.11
Class B	$0.79	$0.65
Diluted Earnings Per Share:
Class A	$0.13	$0.11
Class B	$0.77	$0.64

Dividends Per Share of Common Stock:
Class A	$--	$0.05
Class B	$--	$0.31

Weighted average shares and share equivalents outstanding:
Class A - basic	20,742	20,669
Class B - basic	3,469	3,445
Class A - diluted	21,134	21,063
Class B - diluted	3,541	3,511

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2014	2013

Net income	$5,453	$4,470
Other comprehensive loss:
Foreign currency translation adjustment	$(405)	$(235)
Other comprehensive loss	$(405)	$(235)

Comprehensive Income	$5,048	$4,235

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,453	$4,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935	950
Deferred income taxes	96	13
Non-cash share-based compensation (benefit) expense	(112)	218
Tax benefit from exercise of stock options	72	56
Loss on disposal of property and equipment	--	1
Net changes in assets and liabilities:
Trade accounts receivable	(1,075)	(2,297)
Unbilled revenue	(3)	(633)
Prepaid expenses and other	(481)	(633)
Accounts payable	43	799
Accrued expenses, wages, bonuses and profit sharing	(632)	(1,237)
Income taxes receivable and payable	31	1,502
Deferred revenue	836	(108)
Net cash provided by operating activities	5,163	3,101

Cash flows from investing activities:
Purchases of property and equipment	(605)	(416)
Net cash used in investing activities	(605)	(416)

Cash flows from financing activities:
Payments on notes payable	(558)	(326)
Payments on capital lease obligations	(29)	(27)
Proceeds from exercise of stock options	408	375
Common stock withheld from vested restricted shares for payroll tax withholdings	(309)	(55)
Excess tax benefit from share-based compensation	528	575
Payment of dividends on common stock	--	(2,142)
Net cash provided by (used in) financing activities	40	(1,600)

Effect of exchange rate changes on cash	(237)	(137)

Increase in cash and cash equivalents	4,361	948

Cash and cash equivalents at beginning of period	22,092	8,286

Cash and cash equivalents at end of period	$26,453	$9,234

Supplemental disclosure of cash paid for:
Interest expense	$76	$77
Income taxes	$2,219	$257

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations in the United States and Canada.

The Company has two operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The two operating segments, organized by geographic area, are National Research Corporation (United States) and National Research Corporation Canada, which each offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2013, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2014.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and the accounts of a variable interest entity, Customer-Connect LLC (“Connect”) for which NRC has been deemed the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2014, and December 31, 2013:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2014
Money Market Funds	$7,219	$--	$--	$7,219
Commercial Paper	18,024	--	--	18,024
Total	$25,243	$--	$--	$25,243

As of December 31, 2013
Money Market Funds	$7,266	$--	$--	$7,266
Commercial Paper	13,976	--	--	13,976
Total	$21,242	$--	$--	$21,242

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2014	December 31, 2013
	(In thousands)
Total carrying amounts of long-term debt	$9,765	$10,324
Estimated fair value of long-term debt	$9,631	$10,156

The Company estimated the fair value of its long-term, fixed-rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2014, and December 31, 2013, there was no indication of impairment related to the Company’s non-financial assets.

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

NRC is deemed the primary beneficiary of Connect. An entity is considered the primary beneficiary of a variable interest entity if it has both the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Connect is thinly capitalized and relies on NRC advances and reimbursements to fund its operations. Together, NRC and NRC associates hold a majority of the voting rights on Connect’s board of directors and has the ability to direct the majority of Connect’s operations.

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of March 31, 2014, the price at which NG Customer Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

Included in the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2014 was Connect’s net operating loss of $331,000. All net operating losses of Connect during the three-month period ended March 31, 2014 were attributable to NRC.

3.	INCOME TAXES

The Company’s effective tax rate decreased to 34.6% for the three-month period ended March 31, 2014, compared to 37.3% for the same period in 2013. This decrease was primarily due to a decrease in projected state tax rates due to legislative changes.

The unrecognized tax benefit as of March 31, 2014, was $188,000, excluding interest of $5,000 and no penalties. The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will stay consistent during the next 12 months due to any growth in unrecognized tax benefits being offset by the expiration of the U.S. federal statute of limitations associated with certain other tax positions. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.	NOTES PAYABLE

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. On May 9, 2013, the Company refinanced these two existing term notes and combined them into one term note. The new term note is payable in 60 monthly installments of $212,468. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2014 was $9.8 million.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2014 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2014.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2014, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 24,166 shares of the Company’s class A common stock and 2,217 shares of the class B common stock during the three-month period ended March 31, 2014. The Company granted options to purchase 88,344 shares of class A common stock and 14,724 shares of class B common stock during the three-month period ended March 31, 2013. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2014		2013
	Class A	Class B	Pre-May 2013 Recapitalization
Expected dividend yield at date of grant	0.24%	0.79%	3.46%
Expected stock price volatility	39.29%	33.52%	30.5%
Risk-free interest rate	2.38%	2.38%	1.07%
Expected life of options (in years)	7	7	6

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2013	1,444,845	$10.21
Granted	24,166	$18.80
Exercised	(110,625)	$6.60		$1,268
Forfeited	(183,896)	$12.40
Outstanding at March 31, 2014	1,174,490	$10.39	6.49	$7,368
Exercisable at March 31, 2014	673,383	$9.23	5.58	$4,955
Class B
Outstanding at December 31, 2013	234,802	$20.76
Granted	2,217	$34.15
Exercised	(18,437)	$14.93		$400
Forfeited	(30,117)	$23.82
Outstanding at March 31, 2014	188,465	$21.00	6.51	$4,313
Exercisable at March 31, 2014	106,229	$19.35	5.61	$2,606

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended March 31, 2014:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	60,609	$5.77	10,101	$34.65
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	(23,468)	$6.39	(3,911)	$38.35
Outstanding at March 31, 2014	37,141	$5.39	6,190	$32.31

As of March 31, 2014, the total unrecognized compensation cost related to non-vested stock awards was approximately $140,000 and is expected to be recognized over a weighted average period of 1.75 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2014:

(In thousands)
Balance as of December 31, 2013	$57,593
Foreign currency translation	(94)
Balance as of March 31, 2014	$57,499

Intangible assets consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,489	10,499
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,012	14,022
Accumulated amortization	(9,382)	(9,182)
Other intangible assets, net	$4,630	$4,840

7.	PROPERTY AND EQUIPMENT

	March 31, 2014	December 31, 2013
	(In thousands)
Property and equipment	$32,871	$32,331
Accumulated depreciation	(21,146)	(20,433)
Property and equipment, net	$11,725	$11,898

8.	EARNINGS PER SHARE

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

The Company excluded 228,036 and 82,455 shares of class A common stock options for the three-month periods ended March 31, 2014 and 2013, respectively, and 2,062 and 13,743 shares of class B common stock options for the three-month period ended March 31, 2014, and 2013, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$--	$--	$1,071	$1,071
Allocation of undistributed earnings	2,722	2,731	1,164	1,164
Net income attributable to common shareholders	$2,722	$2,731	$2,235	$2,235
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,742	3,469	20,669	3,445
Net income per share - basic	$0.13	$0.79	$0.11	$0.65
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,722	$2,731	$2,235	$2,235
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,742	3,469	20,669	3,445
Weighted average effect of dilutive securities:
Stock Options	354	66	361	60
Restricted Stock	38	6	33	6
Weighted average common shares outstanding - diluted	21,134	3,541	21,063	3,511
Net income per share - diluted	$0.13	$0.77	$0.11	$0.64

9.	RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $52,000 and $55,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. The Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. There were no purchases for the three-month periods ended March 31, 2014 and $57,000 for the three-month period ended March 31, 2013.

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

	Three months ended March 31,
	2014	2013

Revenue:	100.0%	100.0%

Operating expenses:
Direct	39.7	41.1
Selling, general and administrative	24.4	26.1
Depreciation and amortization	3.6	3.8
Total operating expenses	67.7	71.0

Operating income	32.3%	29.0%

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Revenue. Revenue for the three-month period ended March 31, 2014, increased 4.5% to $26.0 million, compared to $24.9 million in the three-month period ended March 31, 2013. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 0.8% to $10.3 million for the three-month period ended March 31, 2014, compared to $10.2 million in the same period during 2013. This was mainly due to increased vendor services in technology and survey related costs of $165,000 offset by lower variable costs of $49,000. Direct expenses decreased as a percentage of revenue to 39.7% in the three-month period ended March 31, 2014, compared to 41.1% during the same period of 2013 as a result of lower mailing volumes on subscription agreements, as well as per unit cost reductions for certain contracted survey related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.0% to $6.4 million for the three-month period ended March 31, 2014, compared to $6.5 million for the same period in 2013 due to a decrease in legal and accounting fees of $335,000 that were associated with the 2013 recapitalization transaction and a decrease in non-cash share based compensation expense of $345,000 primarily associated with the forfeitures of certain stock options and restricted share awards, partially offset by increased expenses for sales, product development, and marketing resources and building and equipment leases. Selling, general, and administrative expenses decreased as a percentage of revenue to 24.4% for the three-month period ended March 31, 2014, from 26.1% for the same period in 2013.

Depreciation and amortization. Depreciation and amortization expenses decreased to $935,000 for the three-month period ended March 31, 2014, compared to $950,000 for the same period in 2013 primarily due to less intangible asset amortization. Depreciation and amortization expenses as a percentage of revenue decreased to 3.6% for the three-month period ended March 31, 2014, from 3.8% during the same period in 2013.

Provision for income taxes. Provision for income taxes was $2.9 million (34.6% effective tax rate) for the three-month period ended March 31, 2014, compared to $2.7 million (37.3% effective tax rate) for the same period in 2013. The effective tax rate for the three-month period ended March 31, 2014, is lower than the rate in the same period of 2013 mainly due to lower projected state tax rates due to legislative changes.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company will make capital contributions up to $2.5 million on an as-needed basis as determined by the Board of Directors of Connect. As of March 31, 2014 the Company had contributed $1.7 million. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of March 31, 2014, the price at which the other members had the obligation to sell their equity units to NRC was $0.

The Company had cash and cash equivalents of $26.5 million at March 31, 2014, of which $7.4 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $18.3 million as of March 31, 2014, compared to a working capital balance of $12.8 million as of December 31, 2013. The change was primarily due to increases in cash and cash equivalents of $4.4 million and reductions in accrued wages, bonus and profit sharing of $953,000. The Company’s working capital is significantly impacted by its large deferred revenue balances. The deferred revenue balances as of March 31, 2014 and December 31, 2013 were $14.7 million and $13.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Provided by operating activities	$5,163	$3,101
Used in investing activities	(605)	(416)
Provided by (used) in financing activities	40	(1,600)
Effect of exchange rate change on cash	(237)	(137)
Net increase in cash and cash equivalents	4,361	948
Cash and cash equivalents at end of period	$26,453	$9,234

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2014, which included net income of $5.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $991,000. Changes in working capital reduced 2014 cash flows from operating activities by $1.3 million, primarily due to timing of billings and collections on new or renewal contracts, annual prepaid commitments, and payments of annual bonuses. These changes were partially offset by increasing cash flows from increases in deferred revenue due to timing of billing and revenue recognition on new or renewal contracts.

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

Cash Flows from Investing Activities

Net cash of $605,000 and $416,000 was used for investing activities in the three months ended March 31, 2014 and 2013, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $40,000 in the three months ended March 31, 2014. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $408,000 and $528,000, respectively. Cash was used to pay payroll taxes on vested restricted shares of $309,000, capital lease obligations of $29,000 and to repay borrowings under the term notes totaling $558,000.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $237,000 in the three months ended March 31, 2014 and by $137,000 for the three months ended March 31, 2013.

Capital Expenditures

Cash paid for capital expenditures was $605,000 for the three-month period ended March 31, 2014. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases for the remainder of 2014 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company had two term notes, which were used to partially finance acquisitions in 2008 and 2010. Borrowings under the term notes bore interest at an annual rate of 3.79%. The Company refinanced these two term notes on May 9, 2013, and combined them into one new term note. Borrowings under the new term note bear interest at an annual rate of 3.12%. The outstanding balance of the new term note at March 31, 2014, was $9.8 million. For additional information on the new term loan, see Note 4 above.

The Company also has a revolving credit note that was renewed in May 2013 to extend the term to June 30, 2014. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of March 31, 2014, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2014. The Company expects to renew the revolving credit note prior to June 30, 2014. If, however, the revolving credit note cannot be renewed, the Company believes it has adequate cash from operations to meet its debt and capital needs.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2014, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of March 31, 2014 was $193,000.

Shareholders’ equity increased $5.6 million to $77.3 million at March 31, 2014, from $71.8 million at December 31, 2013. The increase was primarily due to net income of $5.5 million and $1.4 million related to share-based compensation, partially offset by share repurchases of $907,000 and foreign currency translation adjustment of $405,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2014:

Contractual Obligations(1)	Total Payments	Remainder of 2014	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,382	$592	$1,256	$520	$14
Capital leases	226	95	131	--	--
Uncertain tax positions(2)	193	--	--	--	--
Long-term debt	10,424	1,912	5,099	3,413	--
Total	$13,225	$2,599	$6,486	$3,933	$14

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $193,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of March 31, 2014, the remaining number of common stock shares that could be purchased under this authorization was 418,749 class A shares and 69,791 class B shares.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.          Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of April 30, 2014, 1,831,251 shares of class A common stock and 305,209 shares of class B common stock have been repurchased under that authorization. No stock was repurchased during the three-month period ended March 31, 2014.

ITEM 6.             Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 8, 2014	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended March 31, 2014

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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