Form 10-Q
period 2014-09-30
NATIONAL RESEARCH CORP
filed 2014-11-07
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class A Common Stock, $.001 par value, outstanding as October 31, 2014: 20,881,810 shares

Class B Common Stock, $.001 par value, outstanding as of October 31, 2014: 3,492,468 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2014

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$39,063	$22,092
Trade accounts receivable, less allowance for doubtful accounts of $192 and $183 in 2014 and 2013, respectively	10,924	11,043
Unbilled revenue	1,130	1,282
Prepaid expenses	1,584	1,310
Income tax receivable	156	357
Deferred income taxes	27	53
Other current assets	318	429
Total current assets	53,202	36,566

Property and equipment, net	11,943	11,898
Intangible assets, net	4,209	4,840
Goodwill	57,475	57,593
Other	234	191
Total assets	$127,063	$111,088
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,310	$2,256
Accounts payable	541	654
Accrued wages, bonus and profit sharing	4,084	4,319
Accrued expenses	2,798	2,462
Current portion of capital lease obligations	159	114
Income taxes payable	112	92
Deferred revenue	16,983	13,885
Total current liabilities	26,987	23,782

Notes payable, net of current portion	6,328	8,068
Deferred income taxes	6,905	6,939
Deferred revenue	123	243
Other long term liabilities	412	301
Total liabilities	40,755	39,333

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,372,186 in 2014 and 25,285,029 in 2013, outstanding 20,808,304 in 2014 and 20,768,784 in 2013	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,234,643 in 2014 and 4,220,117 in 2013, outstanding 3,480,217 in 2014 and 3,467,410 in 2013	4	4
Additional paid-in capital	44,127	42,192
Retained earnings	72,099	58,042
Accumulated other comprehensive income (loss)	(231)	302
Treasury stock, at cost; 4,563,882 Class A shares, 754,426 Class B shares in 2014 and 4,516,245 Class A shares, 752,707 Class B shares in 2013	(29,716)	(28,810)
Total shareholders’ equity	86,308	71,755
Total liabilities and shareholders’ equity	$127,063	$111,088

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$23,682	$22,407	$73,713	$69,667

Operating expenses:
Direct	9,769	9,452	30,871	29,196
Selling, general and administrative	5,805	6,019	18,154	18,903
Depreciation and amortization	949	907	2,810	2,788
Total operating expenses	16,523	16,378	51,835	50,887

Operating income	7,159	6,029	21,878	18,780

Other income (expense):
Interest income	22	14	58	45
Interest expense	(76)	(91)	(236)	(309)
Other, net	2	(4)	16	28

Total other expense	(52)	(81)	(162)	(236)

Income before income taxes	7,107	5,948	21,716	18,544

Provision for income taxes	2,555	2,135	7,659	6,827

Net income	$4,552	$3,813	$14,057	$11,717

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.11	$0.09	$0.34	$0.28
Class B	$0.66	$0.55	$2.03	$1.70
Diluted Earnings Per Share:
Class A	$0.11	$0.09	$0.33	$0.28
Class B	$0.64	$0.54	$1.99	$1.67

Dividends Per Share of Common Stock:
Class A	$--	$--	$--	$0.05
Class B	$--	$--	$--	$0.31

Weighted average shares and share equivalents outstanding:
Class A - basic	20,771	20,672	20,761	20,671
Class B - basic	3,474	3,445	3,472	3,445
Class A - diluted	21,035	21,111	21,078	21,087
Class B - diluted	3,536	3,514	3,538	3,513

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$4,552	$3,813	$14,057	$11,717
Other comprehensive income (loss):
Foreign currency translation adjustment	$(590)	$241	$(533)	$(378)
Other comprehensive income (loss)	$(590)	$241	$(533)	$(378)

Comprehensive Income	$3,962	$4,054	$13,524	$11,339

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,057	$11,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,810	2,788
Deferred income taxes	(81)	161
Reserve for uncertain tax positions	25	--
Non-cash share-based compensation expense	398	706
Tax benefit from exercise of stock options	73	56
Loss on disposal of property and equipment	1	1
Net changes in assets and liabilities:
Trade accounts receivable	41	710
Unbilled revenue	144	(1,230)
Prepaid expenses and other	(176)	(446)
Accounts payable	(47)	512
Accrued expenses, wages, bonuses and profit sharing	124	(241)
Income taxes receivable and payable	227	(173)
Deferred revenue	3,020	777
Net cash provided by operating activities	20,616	15,338

Cash flows from investing activities:
Purchases of property and equipment	(2,100)	(1,561)
Net cash used in investing activities	(2,100)	(1,561)

Cash flows from financing activities:
Payments on notes payable	(1,686)	(1,560)
Payments on capital lease obligations	(117)	(81)
Proceeds from exercise of stock options	408	375
Common stock withheld from vested restricted shares for payroll tax withholdings	(308)	(55)
Excess tax benefit from share-based compensation	531	575
Payment of dividends on common stock	--	(2,142)
Net cash used in financing activities	(1,172)	(2,888)

Effect of exchange rate changes on cash	(373)	(241)

Increase in cash and cash equivalents	16,971	10,648

Cash and cash equivalents at beginning of period	22,092	8,286

Cash and cash equivalents at end of period	$39,063	$18,934

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$218	$286
Income taxes	$7,054	$6,071
Supplemental disclosure of non-cash investing and financing activities:
Assets purchased under capital lease	$248	$--

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations in the United States and Canada.

During the quarter ended September 30, 2014, the Company enlarged its operating segments from two to three to reflect a change in corporate reporting structure to the Company’s, Chief Executive Officer. The Company’s three operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The three operating segments are National Research Corporation (United States), National Research Corporation Canada and Customer-Connect LLC (“Connect”), each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and the accounts of a variable interest entity, Connect, for which NRC has been deemed the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

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

Recapitalization

In May 2013, the Company consummated a recapitalization (the “May 2013 Recapitalization”) pursuant to which the Company established two classes of common stock (class A common stock and class B common stock), issued a dividend of three shares of class A common stock for each share of the Company’s then existing common stock and reclassified each then existing share of common stock as 0.5 of one share of class B common stock.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2014, and December 31, 2013:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2014
Money Market Funds	$9,061	$--	$--	$9,061
Commercial Paper	28,083	--	--	28,083
Total	$37,144	$--	$--	$37,144

As of December 31, 2013
Money Market Funds	$7,266	$--	$--	$7,266
Commercial Paper	13,976	--	--	13,976
Total	$21,242	$--	$--	$21,242

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	September 30, 2014	December 31, 2013
	(In thousands)

Total carrying amounts of long-term debt	$8,638	$10,324
Estimated fair value of long-term debt	$8,542	$10,156

The Company estimated the fair value of its long-term, fixed-rate debt using a Level 2 discounted cash flow analysis based on current borrowing rates for debt with similar maturities.

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2014, and December 31, 2013, there was no indication of impairment related to the Company’s non-financial assets.

2.	VARIABLE INTEREST ENTITY

Connect was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC has a 49% ownership interest in Connect. NG Customer-Connect, LLC holds 25% interest, and the remaining 26% is held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect services the Company’s discharge call program clients. NRC has made capital contributions of $2.5 million to Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

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

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of September 30, 2014, the price at which NG Customer Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

The Company’s condensed consolidated financial statements reflect Connect’s net operating losses of $376,000 and $1,096,000 for the three and nine-month periods ended September 30, 2014, respectively, and $391,000 and $471,000, respectively for the three and nine-month periods ended September 30, 2013. Connect’s assets and liabilities were $833,000 and $266,000 as of September 30, 2014, and $649,000 and $186,000 as of December 31, 2013, respectively.

3.	INCOME TAXES

The Company’s effective tax rate increased slightly to 36.0% for the three-month period ended September 30, 2014 compared to 35.9% in 2013. The effective tax rate for the nine-month period ended September 30, 2014, decreased to 35.3% compared to 36.8% for the same period in 2013. This decrease was primarily due to a decrease in projected state tax rates due to legislative changes, as well as non-deductible fees associated with the May 2013 Recapitalization that were incurred during 2013.

The unrecognized tax benefit as of September 30, 2014, was $212,000, excluding interest of $6,000 and no penalties. The full unrecognized tax benefits, if recognized, would favorably impact the effective income tax rate. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will increase slightly during the next 12 months due to state legislative changes. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.     NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2014 was $8.6 million.

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of September 30, 2014 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2014.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2014, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 204,166 shares of the Company’s class A common stock and 32,217 shares of the class B common stock during the nine-month period ended September 30, 2014. The Company granted options to purchase 232,344 shares of class A common stock and 38,718 shares of class B common stock during the nine-month period ended September 30, 2013. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2013	1,444,845	$10.21
Granted	204,166	$15.41
Exercised	(110,625)	$6.60		$1,268
Forfeited	(183,896)	$12.40
Outstanding at September 30, 2014	1,354,490	$10.99	6.47	$3,947
Exercisable at September 30, 2014	817,383	$10.58	5.70	$2,660

Class B
Outstanding at December 31, 2013	234,802	$20.76
Granted	32,217	$43.24
Exercised	(18,437)	$14.93		$400
Forfeited	(30,117)	$23.82
Outstanding at September 30, 2014	218,465	$24.14	6.50	$3,035
Exercisable at September 30, 2014	130,229	$21.44	5.75	$2,039

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine months ended September 30, 2014:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	60,609	$5.77	10,101	$34.65
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	(23,468)	$6.39	(3,911)	$38.35
Outstanding at September 30, 2014	37,141	$5.39	6,190	$32.31

As of September 30, 2014, the total unrecognized compensation cost related to non-vested stock awards was approximately $100,000 and is expected to be recognized over a weighted average period of 1.25 years.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2014:

(In thousands)
Balance as of December 31, 2013	$57,593
Foreign currency translation	(118)
Balance as of September 30, 2014	$57,475

Intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related intangibles	10,486	10,499
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	14,009	14,022
Accumulated amortization	(9,800)	(9,182)
Other intangible assets, net	$4,209	$4,840

7.     PROPERTY AND EQUIPMENT

	September 30, 2014	December 31, 2013
	(In thousands)
Property and equipment	$34,516	$32,331
Accumulated depreciation	(22,573)	(20,433)
Property and equipment, net	$11,943	$11,898

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

The Company excluded 564,614 and 144,000 shares of class A common stock options for the three-month periods ended September 30, 2014 and 2013, respectively, and 31,564 shares of class B common stock options for the three-month period ended September 30, 2014, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$--	$--	$--	$--
Allocation of undistributed earnings	2,272	2,280	1,906	1,906
Net income attributable to common shareholders	$2,272	$2,280	$1,906	$1,906
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,771	3,474	20,672	3,445
Net income per share - basic	$0.11	$0.66	$0.09	$0.55
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,272	$2,280	$1,906	$1,906
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,771	3,474	20,672	3,445
Weighted average effect of dilutive securities:
Stock options	238	58	404	63
Restricted stock	26	4	35	6
Weighted average common shares outstanding - diluted	21,035	3,536	21,111	3,514
Net income per share - diluted	$0.11	$0.64	$0.09	$0.54

The Company excluded 329,397 and 133,114 shares of class A common stock options for the nine-month periods ended September 30, 2014 and 2013, respectively, and 17,772 and 8,566 shares of class B common stock options for the nine-month period ended September 30, 2014 and 2013, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$--	$--	$1,071	$1,071
Allocation of undistributed earnings	7,016	7,041	4,787	4,787
Net income attributable to common shareholders	$7,016	$7,041	$5,858	$5,858
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,761	3,472	20,671	3,445
Net income per share - basic	$0.34	$2.03	$0.28	$1.70
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$7,016	$7,041	$5,858	$5,858
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,761	3,472	20,671	3,445
Weighted average effect of dilutive securities:
Stock options	288	61	381	62
Restricted stock	29	5	35	6
Weighted average common shares outstanding - diluted	21,078	3,538	21,087	3,513
Net income per share - diluted	$0.33	$1.99	$0.28	$1.67

9.     RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $51,000 and $53,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $155,000 and $160,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. The Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. There were no purchases for the three-month periods ended September 30, 2014 and 2013, respectively, and there were no purchases for the nine-month period ended September 30, 2014 and $57,000 in purchases for the same period of 2013.

10.     NEW ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. Early adoption is not permitted. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. The Company is currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

11. SUBSEQUENT EVENTS

In October 2014, NRC made investments in two strategic technologies to advance the Company’s commitment to empowering consumer-centric healthcare across the continuum. The first, a $2.2 million purchase of a healthcare technology platform, creates a Center of Excellence in Atlanta, Georgia responsible for developing innovative solutions to enhance consumer decision making in the selection of healthcare providers. The second is an $800,000 seed investment, including an option to purchase the target for $4.1 million, with a partner company that has developed a talent-matching solution to accelerate the formation of high-performing teams. The investments were funded with cash on hand. Both solutions will be launched to market in 2015. The Company has not yet completed its purchase price allocation relative to the healthcare technology platform business combination.

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

	Three months ended		Nine months ended
	September 30,		September30,
	2014	2013	2014	2013

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	41.3	42.2	41.9	41.9
Selling, general and administrative	24.5	26.9	24.6	27.1
Depreciation and amortization	4.0	4.0	3.8	4.0
Total operating expenses	69.8	73.1	70.3	73.0

Operating income	30.2%	26.9%	29.7%	27.0%

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Revenue. Revenue for the three-month period ended September 30, 2014, increased 5.7% to $23.7 million, compared to $22.4 million in the three-month period ended September 30, 2013. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 3.4% to $9.8 million for the three-month period ended September 30, 2014, compared to $9.5 million in the same period during 2013. This was due to increased variable costs of $500,000 from postage and printing, internal labor and video production costs, partially offset by less publication, conference, and contracted survey related costs. Fixed expenses decreased by $182,000 due to less contracted technology services as well as a decrease in expensed internal software product development efforts. Direct expenses decreased as a percentage of revenue to 41.3% in the three-month period ended September 30, 2014, compared to 42.2% during the same period of 2013 as a percentage of revenue mainly due to leveraging of fixed costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.6% to $5.8 million for the three-month period ended September 30, 2014, compared to $6.0 million for the same period in 2013 mainly due to decreases in salary and benefit related costs due to attrition of $106,000, and decreased software license fees of $52,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 24.5% for the three-month period ended September 30, 2014, from 26.9% for the same period in 2013 due to increased revenue and decreased expenses.

Depreciation and amortization. Depreciation and amortization expenses increased 4.6% to $949,000 for the three-month period ended September 30, 2014, compared to $907,000 for the same period in 2013 due to increased depreciation costs mainly from Connect computer software investments offset by less intangible amortization due to certain intangibles being fully amortized. Depreciation and amortization expenses as a percentage of revenue remained at 4.0% for the three-month period ended September 30, 2014 and 2013.

Provision for income taxes. Provision for income taxes was $2.6 million (36.0% effective tax rate) for the three-month period ended September 30, 2014, compared to $2.1 million (35.9% effective tax rate) for the same period in 2013. The effective tax rate for the three-month period ended September 30, 2014, slightly increased compared to the same period in 2013.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Revenue. Revenue for the nine-month period ended September 30, 2014, increased 5.8% to $73.7 million, compared to $69.7 million in the nine-month period ended September 30, 2013. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 5.7% to $30.9 million for the nine-month period ended September 30, 2014, compared to $29.2 million in the same period during 2013. This was mainly due to increased variable costs of $1.7 million from postage and printing, contracted survey-related costs, internal labor costs and video production costs, offset partially by less publications fees. Direct expenses remained at 41.9% as a percentage of revenue in the nine-month period ended September 30, 2014 and 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 4.0% to $18.2 million for the nine-month period ended September 30, 2014, compared to $18.9 million for the same period in 2013 mainly due to a decrease in legal and accounting fees of $518,000 that were associated with the May 2013 Recapitalization. In addition, non-cash share-based compensation expense, primarily associated with the forfeitures of certain stock options and restricted share awards, decreased by $308,000 when comparing periods. These decreases were partially offset by increased product development costs, bad debt expense, recruiting fees and building/equipment lease expense. Selling, general, and administrative expenses decreased as a percentage of revenue to 24.6% for the nine-month period ended September 30, 2014, from 27.1% for the same period in 2013 due to increased revenue and decreased expenses.

Depreciation and amortization. Depreciation and amortization expenses were $2.8 million for the nine-month period ended September 30, 2014 and 2013. Depreciation and amortization expenses as a percentage of revenue decreased to 3.8% for the nine-month period ended September 30, 2014, from 4.0% during the same period in 2013.

Provision for income taxes. Provision for income taxes was $7.7 million (35.3% effective tax rate) for the nine-month period ended September 30, 2014, compared to $6.8 million (36.8% effective tax rate) for the same period in 2013. The effective tax rate for the nine-month period ended September 30, 2014, is lower than the rate in the same period of 2013 primarily due to lower projected state tax rates due to legislative changes, as well as non-deductible fees associated with the May 2013 Recapitalization that were incurred during 2013.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company has made capital contributions of $2.5 million to Connect. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of September 30, 2014, the price at which the other members had the obligation to sell their equity units to NRC was $0.

The Company had cash and cash equivalents of $39.1 million at September 30, 2014, of which $9.5 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $26.2 million as of September 30, 2014, compared to a working capital balance of $12.8 million as of December 31, 2013. The change was primarily due to increases in cash and cash equivalents of $17.0 million offset partially by an increase in deferred revenue of $3.1 million. The Company’s working capital is significantly impacted by its large deferred revenue balances. The current deferred revenue balances as of September 30, 2014 and December 31, 2013 were $17.0 million and $13.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Provided by operating activities	$20,616	$15,338
Used in investing activities	(2,100)	(1,561)
Used in financing activities	(1,172)	(2,888)
Effect of exchange rate change on cash	(373)	(241)
Net increase in cash and cash equivalents	16,971	10,648
Cash and cash equivalents at end of period	$39,063	$18,934

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2014, which included net income of $14.1 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $3.2 million. Changes in working capital increased 2014 cash flows from operating activities by $3.3 million, primarily due to increases in deferred revenue due to the timing of billing and revenue recognition on new or renewal contracts and the timing of income tax payments. These changes were partially offset by decreasing cash flows from prepaid commitments and the timing of vendor payments.

Net cash provided by operating activities was $15.3 million for the nine months ended September 30, 2013, which included net income of $11.7 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $3.7 million. Changes in working capital reduced 2013 cash flows from operating activities by $91,000, primarily due to annual prepaid commitments, the timing of income tax payments, and payments of annual bonuses. These changes were partially offset by increasing cash flows from the timing in vendor payments and the timing of billings and collections on new or renewal contracts.

Net cash provided by operating activities grew $5.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is mainly due to growth in net income of $2.3 million, and growth in deferred revenue of $2.2 million and reduced unbilled revenue of $1.4 million, partially offset by reduced trade accounts receivable of $669,000 due to timing of billings with new or renewal clients.

Cash Flows from Investing Activities

Net cash of $2.1 million and $1.6 million was used for investing activities in the nine months ended September 30, 2014 and 2013, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.2 million in the nine months ended September 30, 2014. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $408,000 and $531,000, respectively. Cash was used to pay payroll taxes on vested restricted shares of $308,000, capital lease obligations of $117,000 and to repay borrowings under the term note totaling $1.7 million.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $373,000 in the nine months ended September 30, 2014 and decreased cash and cash equivalents by $241,000 for the nine months ended September 30, 2013.

Capital Expenditures

Cash paid for capital expenditures was $2.1 million for the nine-month period ended September 30, 2014. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases for the remainder of 2014 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Subsequent Acquisition Events

In October 2014, NRC made investments in two strategic technologies to advance the Company’s commitment to empowering consumer-centric healthcare across the continuum. The first, a $2.2 million purchase of a healthcare technology platform, creates a Center of Excellence in Atlanta, Georgia responsible for developing innovative solutions to enhance consumer decision making in the selection of healthcare providers. The second is an $800,000 seed investment, including an option to purchase the target for $4.1 million, with a partner company that has developed a talent-matching solution to accelerate the formation of high-performing teams. Both solutions will be launched to market in 2015.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2014 was $8.6 million.

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of September 30, 2014, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2014.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2014, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of September 30, 2014 was $354,000.

Shareholders’ equity increased $14.6 million to $86.3 million at September 30, 2014, from $71.8 million at December 31, 2013. The increase was primarily due to net income of $14.1 million and $1.9 million related to share-based compensation, including options exercised, partially offset by share repurchases of $907,000 related to stock options exercised and cumulative translation adjustment of $533,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of September 30, 2014:

Contractual Obligations(1)	Total Payments	Remainder of 2014	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,998	$208	$1,256	$520	$14
Capital leases	371	29	342	--	--
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	218	--	--	--	--
Long-term debt	9,149	637	5,099	3,413	--
Total	$11,736	$874	$6,697	$3,933	$14

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $218,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of September 30, 2014, the remaining number of common stock shares that could be purchased under this authorization was 418,749 class A shares and 69,791 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of October 31, 2014, 1,831,251 shares of class A common stock and 305,209 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the nine-month period ended September 30, 2014.

ITEM 6.     Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 7, 2014	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended September 30, 2014

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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