Form 10-K
period 2014-12-31
NATIONAL RESEARCH CORP
filed 2015-03-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the class A common stock and the class B common stock held by non-affiliates of the registrant at June 30, 2014: $268,643,360.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, outstanding as of February 20, 2015: 20,955,678 shares

Class B Common Stock, $0.001 par value, outstanding as of February 20, 2015: 3,505,352 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

 i

PART I

Item 1.     Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC,” the “Company,” “we,” “our,” “us” or similar terms) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts;

●	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to retain its limited number of key clients;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	The possibility that the Company could be subject to security breaches or computer viruses;

●	Regulatory developments; and

●	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

NRC has achieved a market leadership position through its more than 33 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since its founding in 1981, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Center for Medicare and Medicaid Services, health expenditures in the United States were approximately $2.9 trillion in 2013, or $9,255 per person. In total, health spending accounted for 17.4% of the nation’s Gross Domestic Product in 2013. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, continued high unemployment rates and lower incomes for many Americans coupled with increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the Centers for Medicare & Medicaid Services (“CMS”). With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

Growth Solutions - NRC’s growth solutions are subscription-based services that include measurement of community perception (Market Insights), brand tracking (BrandArc), advertising testing (AdVoice) and physician reputation management (Reputation). Market Insights is the largest online U.S. healthcare survey, measuring the opinions and behaviors of 270,000 healthcare consumers in the top 250 markets across the country annually. Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer preferences and optimize marketing strategies. BrandArc is a solution that enables clients to measure brand value and build brand equity in their markets. AdVoice is a solution that helps NRC’s clients evaluate and optimize advertising efficiency and consumer recall. The Reputation offering provides a five star rating metric and patient comments derived from actual patient survey data to complement online physician information and, in turn, drive new patient acquisition and grow online physician reputation. The Company’s growth solutions have historically been marketed under the Healthcare Market Guide and Ticker brands.

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

Engagement Solutions - NRC’s engagement solutions include its health risk assessments (Payer Solutions), patient outreach and discharge call program (Connect Transitions) and post-acute analytics (Outcome Concept Systems, or OCS). These solutions enable the Company’s clients to understand the health risks associated with populations of patients, analyze and address readmission risks and efficiently reach out to patients to impact their behaviors outside of the healthcare provider settings. The Company’s health risk assessment solutions enable its clients to effectively stratify and manage care for those who are most at-risk, engage individuals, increase preventative care and manage wellness programs to improve patient experience and outcomes. NRC’s patient outreach and discharge call solutions are provided to healthcare organizations on a subscription basis. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. NRC’s post-acute analytics solutions provide business intelligence for home health and hospice providers that enable the improvement of patient experience, operational performance and clinical outcomes.

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

NRC’s Competitive Strengths

The Company believes that its competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. The Company’s history is based on capturing the voice of the consumer in healthcare markets. With survey solutions that span the healthcare continuum, in 2014, 2013 and 2012 the Company was recognized by Modern Healthcare as one of the nation’s largest patient experience survey providers. Its solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. NRC has extended this philosophy to include families, caregivers, employees and other stakeholders.

Premier client portfolio across the care continuum. NRC’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. The Company’s client base is diverse, with its top ten clients representing approximately 16% of total revenue for the year ended December 31, 2014 and no single client representing more than 5% of the Company’s revenue.

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

Pursue Strategic Acquisitions. The Company has historically complemented its organic growth with strategic acquisitions, having completed seven such transactions over the past fourteen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to the Company’s existing solutions and market segments. NRC believes that additional strategic acquisition opportunities exist for the Company to complement its organic growth by further expanding its service capabilities, technology offerings and end markets.

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

Clients

NRC’s clients include many of the nation’s largest healthcare systems. The Company serves over 2,400 acute care facilities. It also provides solutions to over 69 payer health plans and over 8,100 acute and post-acute facilities. These clients utilize NRC’s reporting platforms that capture, self-reported customer data from over 15 million unique healthcare episodes annually.

The Company’s ten largest clients accounted for 16%, 19%, and 22% of the Company’s total revenue in 2014, 2013 and 2012, respectively. Approximately 7% of the Company’s revenue was derived from foreign customers in 2014 and 2013, and 8% in 2012.

For financial information by geographic area, see Note 13 to the Company’s consolidated financial statements.

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

Associates

As of December 31, 2014, the Company employed a total of 363 persons on a full-time basis. In addition, as of such date, the Company had 34 part-time associates primarily in its survey operations, representing approximately 17 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2015, regarding the executive officers of the Company:

Name	Age	Position
Michael D. Hays	60	Chief Executive Officer
Kevin R. Karas	57	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

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

We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 16%, 19%, and 22% of the Company’s total revenue in 2014, 2013, and 2012, respectively.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock and class B common stock. The class B common stock has one vote per share on all matters and the class A common stock has one-one-hundredth (1/100th) of one vote per share. As of February 20, 2015, the class B common stock constituted approximately 94% of NRC's total voting power. As a result, holders of class B common stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into significant corporate transactions. A majority of the class B common stock is owned by Michael D. Hays, our Chief Executive Officer.

As of February 20, 2015, approximately 56% of the outstanding class B common stock and approximately 29% of the outstanding class A common stock was owned by Mr. Hays, and that collectively constituted approximately 55% of the Company's total voting power. As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by Mr. Hays.

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

In order to expand services or technologies to existing clients and increase our client base, we may make strategic business acquisitions that we believe complement our business. In October 2014, NRC made investments in two strategic technologies to advance the Company’s commitment to empowering consumer-centric healthcare across the continuum. The first, a $2.6 million acquisition of Digital Assent LLC (“Digital Assent”), creates a Center of Excellence in Atlanta, Georgia, responsible for developing novel solutions to enhance consumer decision-making in the selection of healthcare providers. The second, an $800,000 investment, includes an option for a $4.1 million potential acquisition of a partner company that has developed a talent-matching solution to accelerate the formation of high-performing teams. Acquisitions have inherent risks which may have material adverse effects on our business, financial condition, or results of operations, including, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; and (9) a write-off of goodwill, software development costs, client lists, other intangibles and amortization of expenses. If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations.

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

The Company is leasing 4,000 square feet of office space in Markham, Ontario, 3,900 square feet of office space in San Diego, California, 3,300 square feet of office space in Lincoln, Nebraska, 8,100 square feet of office space in Seattle, Washington, and 1,500 square feet of office space in Atlanta, Georgia.

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

The following table sets forth the range of high and low sales prices for, and dividends declared on, the Company’s pre-May 2013 Recapitalization common stock and the post-May 2013 Recapitalization class A common stock and class B common stock for the period from January 1, 2013, through December 31, 2014:

Pre –May 2013 Recapitalization (a):	High	Low	Dividends Declared Per Prior Common Share
2013 Quarter Ended:
March 31	$61.58	$50.00	$0.31
April 1 to May 22	$64.36	$53.45	--

	Class A			Class B
Post –May 2013 Recapitalization:	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
2013 Quarter Ended:
May 23 to June 30	$21.31	$12.36	--	$46.52	$18.24	--
September 30	$18.84	$15.36	--	$42.48	$26.61	--
December 31	$19.00	$15.69	--	$36.88	$27.25	--
2014 Quarter Ended:
March 31	$19.59	$13.64	--	$43.88	$33.31	--
June 30	$17.20	$13.04	--	$44.95	$36.05	--
September 30	$15.01	$12.70	--	$41.95	$36.01	--
December 31	$18.40	$12.41	$0.06	$39.30	$30.20	$0.36

(a)	Sales prices and dividends have not been adjusted to give effect to the May 2013 Recapitalization described above.

Cash dividends of $2.1 million in the aggregate were declared and paid during the twelve-month period ended December 31, 2013. In August 2013, the Company’s Board of Directors decided to suspend the payment of cash dividends through the year 2014. Cash dividends were declared in December 2014 and paid in January 2015 in the aggregate amount of $2.5 million. The payment and amount of future dividends, if any, is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions, alternative uses of the Company’s earnings and other factors.

On February 20, 2015, there were approximately 19 shareholders of record and approximately 942 beneficial owners of the class A common stock and approximately 20 shareholders of record and approximately 1,016 beneficial owners of the class B common stock.

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of February 20, 2015, 1,831,251 shares of class A common stock and 305,208 shares of class B common stock have been repurchased under that authorization. No stock was repurchased during the three-month period ended December 31, 2014.

The following graph compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 (or on May 23, 2013 for our class A common stock which was the first day it was traded), and its relative performance is tracked through December 31, 2014. In accordance with Securities and Exchange Commission guidance, in calculating the cumulative 5-year total return on our class B common stock, we gave retroactive effect to the May 2013 Recapitalization (i.e., as if it had occurred on December 31, 2009).

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/09	12/10	12/11	12/12	5/23/13	12/13	12/14

National Research Corporation - Class B	100.00	125.23	145.69	214.12	---	250.71	357.27
National Research Corporation - Class A	---	---	---	---	100.00	94.10	70.25
NASDAQ Composite	100.00	170.58	171.30	199.99	---	283.39	223.74
Russell 2000	100.00	161.32	154.59	179.86	---	249.69	205.95

Item 6.     Selected Financial Data

The selected statement of income data for the years ended December 31, 2014, 2013, and 2012, and the selected balance sheet data at December 31, 2014 and 2013, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2011 and 2010, and the balance sheet data at December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements not included herein. The Company acquired Digital Assent on October 28, 2014 and Outcome Concept Systems on August 3, 2010.

	Year Ended December 31, (a)
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$98,837	$92,590	$86,421	$75,767	$63,398
Operating expenses:
Direct	41,719	38,844	35,461	28,667	24,635
Selling, general and administrative	25,018	25,208	23,542	23,300	20,202
Depreciation and amortization	3,804	3,732	4,699	5,065	4,704
Total operating expenses	70,541	67,784	63,702	57,032	49,541
Operating income	28,296	24,806	22,719	18,735	13,857
Other expense	(204)	(318)	(512)	(575)	(542)
Income before income taxes	28,092	24,488	22,207	18,160	13,315
Provision for income taxes	9,936	9,004	7,139	6,596	4,816
Net income	$18,156	$15,484	$15,068	$11,564	$8,499
Earnings per share common stock:
Basic Earnings per share:
Class A	$0.44	$0.37	$0.37	$0.29	$0.21
Class B	$2.62	$2.25	$2.22	$1.73	$1.28
Diluted Earnings per share:
Class A	$0.43	$0.37	$0.36	$0.28	$0.21
Class B	$2.57	$2.20	$2.17	$1.69	$1.26

Weighted average share and share equivalents outstanding:
Class A - basic	20,764	20,677	20,325	20,016	19,912
Class B - basic	3,473	3,447	3,388	3,336	3,319
Class A - diluted	21,076	21,099	20,854	20,526	20,207
Class B - diluted	3,536	3,514	3,476	3,421	3,368

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital surplus (deficiency)	$25,262	$12,784	$(11,483)	$(2,262)	$(8,809)
Total assets	129,510	111,088	100,046	100,676	95,770
Total debt and capital lease obligations, including current portion	8,386	10,546	12,763	14,912	16,599
Total shareholders’ equity	$87,748	$71,755	$56,742	$55,554	$48,584

(a)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Note 1 to the accompanying consolidated financial statements.

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

Acquisitions/ Investments

In October 2014, NRC made investments in two strategic technologies to advance the Company’s commitment to empowering consumer-centric healthcare across the continuum.

The first, an acquisition of Digital Assent, a company with a healthcare technology platform, creates a Center of Excellence in Atlanta, Georgia, responsible for developing novel solutions to enhance consumer decision-making in the selection of healthcare providers. The all-cash consideration paid at closing was $2.6 million.

The second, an investment, includes an option for a potential acquisition of a partner company that has developed a talent-matching solution to accelerate the formation of high-performing teams.  The cash consideration paid was $800,000, of which $657,000 was allocated to the purchase option and the remaining $143,000 to a license and work to be performed. The option provides NRC with the right to acquire the partner company for $4.1 million on or before March 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for 2014 include:

●     Revenue recognition;

●     Valuation of goodwill and identifiable intangible assets;

●     Income taxes; and

●     Business combinations

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

The Company’s revenue arrangements with a client may include combinations of performance measurement and improvement services, healthcare analytics or governance education services which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). Each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

Revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: vendor specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE, and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, non-compete agreements and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company reviews intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of our intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of an intangible asset with an indefinite life exceeds its fair value, then the intangible asset is written-down to their fair values. The Company did not recognize any impairment related to our indefinite-lived intangible assets during 2014, 2013, or 2012.

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

The Company performed a qualitative analysis as of October 1, 2014, which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2014, 2013 or 2012.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the indentifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired, especially intangible assets. As a result, in the case of significant acquisitions we typically engage third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could impact the accuracy or validity of the estimates and assumptions.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2014	2013	2012	2014 over 2013	2013 over 2012

Revenue	100.0%	100.0%	100.0%	6.7%	7.1%
Operating expenses:
Direct	42.2	42.0	41.0	7.4	9.5
Selling, general and administrative	25.3	27.2	27.2	(0.8)	7.1
Depreciation and amortization	3.8	4.0	5.4	1.9	(20.6)
Total operating expenses	71.4	73.2	73.7	4.1	6.4
Operating income	28.6%	26.8%	26.3%	14.1%	9.2%

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenue. Revenue in 2014 increased 6.7% to $98.8 million, compared to $92.6 million in 2013, which was driven primarily by a combination of continued gains in market share and vertical growth in our existing client base. Revenue from subscription-based agreements comprised 82.3% of the total revenue in 2014, compared to 81.9% of total revenue in 2013.

Direct expenses. Direct expenses increased 7.4% to $41.7 million in 2014, compared to $38.8 million in 2013. This was mainly due to increased variable costs of $2.7 million from postage and printing, contracted survey-related costs and internal labor costs, offset partially by less conference, publication and video production fees. Fixed expenses increased $171,000 mainly due to increased payroll and benefit costs due to the Digital Assent acquisition and contracted service costs in the service and analytical areas. Direct expenses increased as a percentage of revenue to 42.2% in 2014 from 42.0% in 2013 primarily due to the higher survey volumes for the subscription based products.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 0.8% to $25.0 million in 2014, compared to $25.2 million in 2013, mainly due to a decrease in legal and accounting fees of $518,000 that were associated with the May 2013 Recapitalization. In addition, non-cash share-based compensation expense, primarily associated with the forfeitures of certain stock options and restricted share awards, decreased by $213,000. These decreases were partially offset by increased payroll and benefit costs and legal and accounting costs related to the October 2014 Digital Assent acquisition and investment. Bad debt expense, recruiting fees, contracted service costs and building/equipment lease expense also partially offset these decreases. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.3% in 2014, from 27.2% in 2013, due to the leveraging of these costs over revenue.

Depreciation and amortization. Depreciation and amortization expenses increased 1.9% to $3.8 million in 2014 compared to $3.7 million in 2013 primarily due to increased depreciation from investments in computer software and increased amortization from the October 2014 acquisition. Depreciation and amortization expenses as a percentage of revenue decreased to 3.8% in 2014 from 4.0% during in 2013.

Provision for income taxes. Provision for income taxes was $9.9 million (35.4% effective tax rate) in 2014, compared to $9.0 million (36.8% effective tax rate) in 2013. The effective tax rate for 2014 is lower than the rate in 2013 primarily due to lower projected state tax rates due to legislative changes, as well as non-deductible fees associated with the May 2013 Recapitalization that were incurred during 2013, partially offset by $179,000 increase in the liability for unrecognized tax benefit .

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

The Company made capital contributions to Connect totaling $2.8 million through December 31, 2014 and will make additional capital contributions up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of December 31, 2014, the price at which the other members had the obligation to sell their equity units to NRC was $0.

As of December 31, 2014, our principal sources of liquidity included $40.0 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note. Of this cash, $9.9 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2014, that an additional tax liability of $609,000 would become due if repatriation of undistributed earnings would occur. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement.

Working Capital

The Company had a working capital surplus of $25.3 million on December 31, 2014, compared to a $12.8 million working capital surplus on December 31, 2013. The change in the working capital balance was primarily due to the suspension of dividends in latter half of 2013 in order to maximize cash for investment opportunities. Investments were made in Connect in June 2013 and for two strategic technology investments in October 2014. The first investment in 2014, was an acquisition of Digital Assent, that creates a Center of Excellence in Atlanta, Georgia and the second, an investment, includes an option for a $4.1 million potential acquisition of a partner company.  The deferred revenue balances as of December 31, 2014 and December 31, 2013, were $15.1 million and $13.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Provided by operating activities	$26,197	$19,315	$19,132
Used in investing activities	(5,723)	(2,188)	(2,348)
Used in financing activities	(1,730)	(2,824)	(16,687)
Effect of exchange rate changes on cash	(794)	(497)	107
Net increase in cash and cash equivalents	17,950	13,806	204
Cash and cash equivalents at end of period	$40,042	$22,092	$8,286

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $26.2 million for the year ended December 31, 2014, which included net income of $18.2 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment, tax benefit from exercise of stock options, and non-cash stock compensation totaling $4.9 million. Changes in working capital increased 2014 cash flows from operating activities by $3.1 million, primarily due to increases in trade accounts receivable and timing of billings on new or renewal contracts increasing cash flows provided from deferred revenue and unbilled revenue. The increase was partially offset by timing of payments on accrued expenses, wages, bonus and profit sharing and income taxes.

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

Cash Flows from Investing Activities

Net cash of $5.7 million was used for investing activities in the year ended December 31, 2014. Purchases of property and equipment totaled $2.5 million. The Company paid $2.6 million in cash for the October 2014 acquisition of Digital Assent and $657,000 for the option to purchase a partner company before March 31, 2015.

Net cash of $2.2 million was used for investing activities in the year ended December 31, 2013. Purchases of property and equipment totaled the $2.2 million.

Net cash of $2.3 million was used for investing activities in the year ended December 31, 2012. Purchases of property and equipment totaled the $2.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.7 million in the year ended December 31, 2014. Proceeds from the exercise of stock options and the excess tax benefit of share-based compensation provided cash of $408,000 and $622,000, respectively, partially offset by repurchases of shares for payroll tax withholdings related to share-based compensation of $348,000. Cash was used to repay borrowings under the term note totaling $2.3 million and capital lease obligations of $156,000.

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

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by ($794,000), ($497,000), and $107,000 in the years ended December 31, 2014, 2013, and 2012, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2014 were $2.5 million. These expenditures consisted mainly of computer software, computer hardware, furniture and other equipment. The Company expects similar capital expenditure purchases in 2015 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at December 31, 2014 was $8.1 million.

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2014, and throughout 2014, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2014.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2014, the Company was in compliance with the financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of December 31, 2014 was $318,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2014:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,102	$703	$1,003	$396	$--
Capital leases	345	173	139	33	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	8,512	2,550	5,099	863	--
Total	$10,959	$3,426	$6,241	$1,292	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $367,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity increased $16.0 million to $87.7 million in 2014, from $71.8 million in 2013. The increase was primarily due to net income of $18.2 million, $1.4 million of related share-based compensation and $1.3 million from the exercise of options, partially offset by dividends declared of $2.5 million, share repurchases of $1.2 million and changes in the cumulative translation adjustment of $1.1 million.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. As of December 31, 2014, the remaining number of shares that could be purchased under this authorization was 418,749 shares of class A common stock and 69,791 shares of class B common stock.

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

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were ($1.1 million), ($822,000), and $217,000 in 2014, 2013, and 2012, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 100 basis point movement in the value of the U.S. dollar would impact our reported cash balance by approximately $1.0 million. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2014, our fixed-rate term debt totaled $8.1 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2014, would not have a material effect on the estimated fair value of our fixed-rate debt outstanding at December 31, 2014.

Borrowings under our revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management. Borrowings under the revolving credit note may not exceed the lesser of a calculated borrowing base or $6.5 million. There were no borrowings outstanding under our revolving credit note at December 31, 2014, or at any time during 2014. A sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2014. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data) (1)
	Quarter Ended
	Dec. 31, 2014	Sept 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept 30, 2013	June 30, 2013	Mar. 31, 2013

Revenue	$25,124	$23,682	$24,001	$26,030	$22,923	$22,407	$22,354	$24,906
Direct expenses	10,848	9,769	10,773	10,329	9,648	9,452	9,498	10,246
Selling, general and administrative expenses	6,863	5,805	5,984	6,366	6,305	6,019	6,391	6,493
Depreciation and amortization	994	949	926	935	944	907	931	950
Operating income	6,419	7,159	6,318	8,400	6,026	6,029	5,534	7,217
Other expense	(43)	(52)	(52)	(57)	(82)	(81)	(71)	(84)
Provision for income taxes	2,276	2,555	2,215	2,890	2,177	2,135	2,029	2,663
Net income	$4,100	$4,552	$4,051	$5,453	$3,767	$3,813	$3,434	$4,470
Earnings per share of common stock:
Basic earnings per share
Class A	$0.10	$0.11	$0.10	$0.13	$0.09	$0.09	$0.08	$0.11
Class B	$0.59	$0.66	$0.58	$0.79	$0.55	$0.55	$0.50	$0.65
Dilutive earnings per share
Class A	$0.10	$0.11	$0.10	$0.13	$0.09	$0.09	$0.08	$0.11
Class B	$0.58	$0.64	$0.57	$0.77	$0.54	$0.54	$0.49	$0.64
Weighted average shares outstanding – basic
Class A	20,773	20,771	20,771	20,742	20,692	20,672	20,672	20,669
Class B	3,474	3,474	3,474	3,469	3,452	3,445	3,445	3,445
Weighted average shares outstanding - diluted
Class A	21,075	21,035	21,073	21,134	21,137	21,111	21,085	21,063
Class B	3,529	3,536	3,539	3,541	3,514	3,514	3,516	3,511

(1)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Note 1 to the accompanying consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2015

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
(In thousands, except share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$40,042	$22,092
Trade accounts receivable, less allowance for doubtful accounts of $201 and $183, respectively	8,116	11,043
Unbilled revenue	1,169	1,282
Prepaid expenses	1,418	1,310
Income taxes receivable	1,100	357
Deferred income taxes	349	53
Other current assets	994	429
Total current assets	53,188	36,566

Net property and equipment	12,143	11,898
Intangible assets, net	5,456	4,840
Goodwill	58,489	57,593
Other	234	191

Total assets	$129,510	$111,088

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,328	$2,256
Accounts payable	830	654
Accrued wages, bonus and profit sharing	4,365	4,319
Accrued expenses	5,047	2,462
Current portion of capital lease obligations	151	114
Income taxes payable	110	92
Deferred revenue	15,095	13,885
Total current liabilities	27,926	23,782

Notes payable, net of current portion	5,740	8,068
Deferred income taxes	7,432	6,939
Deferred revenue	123	243
Other long term liabilities	541	301
Total liabilities	41,762	39,333

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,475,662 in 2014 and 25,285,029 in 2013, outstanding 20,894,286 in 2014 and 20,768,784 in 2013	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,251,889 in 2014 and 4,220,117 in 2013, outstanding 3,494,865 in 2014 and 3,467,410 in 2013	4	4
Additional paid-in capital	44,864	42,192
Retained earnings	73,686	58,042
Accumulated other comprehensive (loss) income, foreign currency translation adjustment	(773)	302
Treasury stock, at cost; 4,581,376 Class A shares, 757,024 Class B shares in 2014 and 4,516,245 Class A shares, 752,707 Class B shares in 2013	(30,058)	(28,810)
Total shareholders’ equity	87,748	71,755

Total liabilities and shareholders’ equity	$129,510	$111,088

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(In thousands, except for per share amounts)

	2014	2013	2012

Revenue	$98,837	$92,590	$86,421

Operating expenses:
Direct	41,719	38,844	35,461
Selling, general and administrative	25,018	25,208	23,542
Depreciation and amortization	3,804	3,732	4,699
Total operating expenses	70,541	67,784	63,702

Operating income	28,296	24,806	22,719

Other income (expense):
Interest income	83	63	32
Interest expense	(305)	(397)	(541)
Other, net	18	16	(3)

Total other expense	(204)	(318)	(512)

Income before income taxes	28,092	24,488	22,207

Provision for income taxes	9,936	9,004	7,139

Net income	$18,156	$15,484	$15,068
Earnings per share of common stock:
Basic earnings per share:
Class A	$0.44	$0.37	$0.37
Class B	$2.62	$2.25	$2.22
Diluted earnings per share:
Class A	$0.43	$0.37	$0.36
Class B	$2.57	$2.20	$2.17
Weighted average shares and share equivalents outstanding
Class A - basic	20,764	20,677	20,325
Class B - basic	3,473	3,447	3,388
Class A - diluted	21,076	21,099	20,854
Class B - diluted	3,536	3,514	3,476

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of comprehensive income
(In thousands)

	2014	2013	2012

Net Income	$18,156	$15,484	$15,068

Other comprehensive income (loss):
Cumulative translation adjustment	$(1,075)	$(822)	$217
Other comprehensive income (loss)	$(1,075)	$(822)	$217

Comprehensive Income	$17,081	$14,662	$15,285

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
(In thousands except share and per share amounts)

	Common Stock A	Common Stock B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2011	$24	$4	$31,060	$46,995	$907	$(23,436)	$55,554
Purchase of 324,093 A and 54,015 B shares of treasury stock	--	--	--	--	--	(5,168)	(5,168)
Issuance of 786,303 class A common shares and 131,051 class B shares for the exercise of stock options	1	--	5,967	--	--	--	5,968
Tax benefit from the exercise of options and vested restricted stock	--	--	2,078	--	--	--	2,078
Issuance of restricted common shares, net of forfeitures (10,074 class A and 1,679 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	388	--	--	--	388
Dividends declared of $0.42 and $2.54 per A and B common share, respectively	--	--	--	(17,363)	--	--	(17,363)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	217	--	217
Net income	--	--	--	15,068	--	--	15,068
Balances at December 31, 2012	$25	$4	$39,493	$44,700	$1,124	$(28,604)	$56,742
Purchase of 11,445 shares of class A and 1908 B shares of class B treasury stock	--	--	--	--	--	(206)	(206)
Issuance of 155,253 class A common shares and 31,876 class B shares for the exercise of stock options	--	--	990	--	--	--	990
Tax benefit from the exercise of options and vested restricted stock	--	--	755	--	--	--	755
Non-cash stock compensation expense	--	--	955	--	--	--	955
Fractional share cashed out	--	--	(1)	--	--	--	(1)
Dividends declared of $0.05 and $0.31 per A and B common share, respectively	--	--	--	(2,142)	--	--	(2,142)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(822)	--	(822)
Net income	--	--	--	15,484	--	--	15,484
Balances at December 31, 2013	$25	$4	$42,192	$58,042	$302	$(28,810)	$71,755
Purchase of 65,131 shares of class A and 4,317 B shares of class B treasury stock	--	--	--	--	--	(1,248)	(1,248)
Issuance of 140,595 class A common shares and 23,432 class B shares for the exercise of stock options	--	--	1,308	--	--	--	1,308
Tax benefit from the exercise of options and vested restricted stock	--	--	622	--	--	--	622
Issuance of restricted common shares, net of forfeitures (50,038 class A and 8,340 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	742	--	--	--	742
Dividends declared of $0.06 and $0.36 per A and B common share, respectively	--	--	--	(2,512)	--	--	(2,512)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(1,075)	--	(1,075)
Net income	--	--	--	18,156	--	--	18,156
Balances at December 31, 2014	$25	$4	$44,864	$73,686	$(773)	$(30,058)	$87,748

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$18,156	$15,484	$15,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,804	3,732	4,699
Deferred income taxes	107	58	(347)
Reserve for uncertain tax positions	182	(42)	(74)
Loss on disposal of property and equipment	2	23	4
Tax benefit from exercise of stock options	93	84	601
Non-cash stock compensation expense	742	955	388
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	2,914	970	(879)
Unbilled revenue	66	(386)	(11)
Prepaid expenses	(2)	(166)	(357)
Other current assets	-	76	(106)
Accounts payable	163	331	(516)
Accrued expenses, wages, bonus and profit sharing	(367)	212	1,602
Income taxes receivable and payable	(715)	(100)	(303)
Deferred revenue	1,052	(1,916)	(637)
Net cash provided by operating activities	26,197	19,315	19,132

Cash flows from investing activities:
Purchases of property and equipment	(2,492)	(2,188)	(2,348)
Option purchase	(657)	--	--
Acquisition, net of cash acquired	(2,574)	--	--
Net cash used in investing activities	(5,723)	(2,188)	(2,348)

Cash flows from financing activities:
Payments on notes payable	(2,256)	(2,112)	(2,050)
Payments on capital lease obligations	(156)	(110)	(108)
Proceeds from exercise of stock options	408	840	1,283
Excess tax benefit from share-based compensation	622	755	2,078
Repurchase of shares for payroll tax withholdings related to share-based compensation	(348)	(55)	(527)
Payment of dividends on common stock	--	(2,142)	(17,363)
Net cash used in financing activities	(1,730)	(2,824)	(16,687)

Effect of exchange rate changes on cash	(794)	(497)	107

Net increase in cash and cash equivalents	17,950	13,806	204

Cash and cash equivalents at beginning of period	22,092	8,286	8,082

Cash and cash equivalents at end of period	$40,042	$22,092	$8,286

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$284	$368	$554
Income taxes	$9,874	$8,181	$5,108

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2014, 2013 and 2012 was $248, $5 and $9, respectively.

In connection with the Company’s equity incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price. The total non-cash stock options exercised was $900, $150 and $4.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations in the United States and Canada. The Company’s ten largest clients accounted for 16%, 19%, and 22% of the Company’s total revenue in 2014, 2013, and 2012, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2013 and 2012 financial statement information to conform to the 2014 financial statement presentation. There was no impact on the previously reported net income and earnings per share.

Translation of Foreign Currencies

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Since the undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

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

Certain contracts are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project. Revenue for services provided under these contracts are recognized under the proportional performance method. Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s revenue arrangements with a client may include combinations of performance measurement and improvement services, healthcare analytics or governance education services which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). Each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

Revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the indentifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired, especially intangible assets. As a result, in the case of significant acquisitions we typically engage third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $1.8 million and $1.7 million of internal and external costs incurred for the development of internal-use software for the years ended December 31, 2014 and 2013, respectively, with such costs classified as property and equipment.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during the years ended December 31, 2014, 2013, or 2012.

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

Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names, technology, non-compete agreements and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company reviews intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2014, 2013 or 2012.

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

The Company performed a qualitative analysis as of October 1, 2014 which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2014, 2013 or 2012.

Segment Information

During 2014, the Company changed its operating segments from two to three to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. The Company’s three operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The three operating segments are National Research Corporation (United States), National Research Corporation Canada and Connect, each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives. During the years ended December 31, 2014, 2013 and 2012, the Company recorded income tax benefits relating to these tax credits of $224,000, $290,000, and $289,000, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had an unrecognized tax benefit at December 31, 2014 and 2013, of $360,000 and $188,000, respectively, excluding interest of $8,000 and $5,000, respectively, and penalties in 2014 of $7,000. Of these amounts, $210,000 and $188,000 at December 31, 2014 and 2013, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $150,000 at December 31, 2014 would have no impact on the effective tax rate, if recognized. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense. The Company is not subject to tax examinations for years prior to 2011 in the U.S. and 2010 in Canada.

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments. The compensation expense is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2014	2013	2012
	(In thousands)
Amounts charged against income, before income tax benefit	$742	$955	$388
Amount of related income tax benefit	269	377	153
Total impact to net income	$473	$578	$235

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $39.1 million and $21.2 million as of December 31, 2014, and 2013, respectively, consisting primarily of money market accounts and funds invested in commercial paper. At certain times, cash equivalent balances may exceed federally insured limits.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2014
Money Market Funds	$9,442	$--	$--	$9,442
Commercial Paper	$29,686	$--	$--	$29,686
Total	$39,128	$--	$--	$39,128
As of December 31, 2013
Money Market Funds	$7,266	$--	$--	$7,266
Commercial Paper	$13,976	$--	$--	$13,976
Total	$21,242	$--	$--	$21,242

There were no transfers between levels during the years ended December 31, 2014 and 2013.

The Company's long-term debt described in Note 6 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2014	December 31, 2013
	(In thousands)
Total carrying amount of long-term debt	$8,068	$10,324
Estimated fair value of long-term debt	$7,997	$10,156

The Company believes that the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2014 and 2013, there was no impairment related to property and equipment, goodwill and other intangible assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. At December 31, 2014, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

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

At December 31, 2014, 2013, and 2012, the Company had 347,852, 99,562 and 92,460 options of class A shares and 21,248, 6,407, and 15,410 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value.

	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands, except per share data)
Numerator for net income per share - basic:
Allocation of distributed earnings	$1,254	$1,258	$1,071	$1,071	$8,681	$8,681
Allocation of undistributed earnings	7,808	7,836	6,670	6,672	(1,147)	(1,147)
Net income attributable to common shareholders	$9,062	$9,094	$7,741	$7,743	$7,534	$7,534
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,764	3,473	20,677	3,447	20,325	3,388
Net income per share - basic	$0.44	$2.62	$0.37	$2.25	$0.37	$2.22
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$9,062	$9,094	$7,741	$7,743	$7,534	$7,534
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,764	3,473	20,677	3,447	20,325	3,388
Weighted average effect of dilutive securities:
Stock Options	282	58	388	61	492	82
Restricted Stock	30	5	34	6	37	6
Weighted average common shares outstanding - diluted	21,076	3,536	21,099	3,514	20,854	3,476
Net income per share - diluted	$0.43	$2.57	$0.37	$2.20	$0.36	$2.17

(2)     Acquisitions

On October 28, 2014, the Company acquired Digital Assent, LLC (“Digital Assent”), a company with a healthcare technology platform. The acquisition creates a Center of Excellence in Atlanta, Georgia, responsible for developing novel solutions to enhance consumer decision-making in the selection of healthcare providers. The all-cash consideration paid at closing was $2.6 million.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition date, and the weighted average life of the long-lived assets.

Amount of Identified Assets Acquired and Liabilities Assumed
($ in thousands)

Current Assets	$36
Property and equipment	16
Customer relationships	382
Technology	1,110
Goodwill	1,124
Other Long Term Assets	23
Total acquired assets	2,691

Current liabilities	(117)

Net assets acquired	$2,574

The identifiable intangible assets are being amortized over their estimated useful lives and have a total weighted average amortization period of 7.26 years. The goodwill and identifiable intangible assets are deductible for tax purposes. Goodwill related to the acquisition was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The fair value of the customer relationships, technology and goodwill assets are subject to refinement as the Company completes its analysis of the fair values at the date of acquisition.

The consolidated financial statements as of December 31, 2014 and for the year then ended include amounts acquired from, as well as the results of operations of the acquired entity from October 28, 2014 forward. Results of operations for the year ended December 31, 2014 include revenue of $95,000 and an operating loss of $548,000 attributable to the acquired entity since acquisition. Acquisition-related costs of $52,000 are included in selling, general and administrative expenses for the year ended December 31, 2014.

The following unaudited pro forma information for the Company has been prepared as if the acquisition had occurred on January 1, 2013. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired, interest expense of debt not assumed in the acquisition and income tax benefits of the acquired entity.

	Year Ended December 31,
	2014	2013
	(In thousands, except per share data)

Revenue	$99,266	$92,989
Net income	$17,642	$14,660
Basic Earnings per share – Class A	$0.42	$0.35
Basic Earnings per share – Class B	$2.54	$2.13
Diluted Earnings per share – Class A	$0.42	$0.35
Diluted earnings per share – Class B	$2.50	$2.09

During October 2014, the Company also made an investment which includes an option for a potential acquisition of a partner company that has developed a talent-matching solution to accelerate the formation of high-performing teams.  The cash consideration paid was $800,000, of which $657,000 was allocated to the purchase option and the remaining $143,000 to a license and work to be performed. The option provides NRC with the right to acquire the partner company for $4.1 million on or before March 31, 2015.

(3)     Variable Interest Entity

Connect was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC has a 49% ownership interest in Connect. NG Customer-Connect, LLC holds 25% interest, and the remaining 26% is held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect will service the Company’s discharge call program clients. NRC made capital contributions to Connect totaling $2.8 million through December 31, 2014 and will make additional capital contributions of up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

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

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of December 31 2014, the price at which NG Customer-Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

Included in the Company’s consolidated financial statements was Connect’s net operating loss of $1.5 million and $837,000 for the years ended December 31, 2014 and 2013, respectively. The net operating loss of Connect during 2014 and 2013 was attributable to NRC. Connect had total assets of $784,000 and $649,000 and total liabilities of $309,000 and $186,000 as of December 31, 2014 and 2013.

(4)     Property and Equipment

At December 31, 2014, and 2013, property and equipment consisted of the following:

	2014	2013
	(In thousands)
Furniture and equipment	$4,675	$4,015
Computer equipment and software	20,055	18,569
Building	9,577	9,322
Land	425	425
	34,732	32,331
Less accumulated depreciation and amortization	22,589	20,433
Net property and equipment	$12,143	$11,898

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2014, 2013, and 2012 was $3.0 million, $2.8 million, and $3.4 million, respectively.

Property and equipment included the following amounts under capital lease:

	2014	2013
	(In thousands)
Furniture and equipment	$767	$519
Computer equipment and software	55	47
	822	566
Less accumulated amortization	414	294
Net assets under capital lease	$408	$272

(5)     Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2014:

	Useful Life	Gross	Accumulated Amortization	Net
	(In years)		(In thousands)
Goodwill		$58,489		$58,489
Non-amortizing intangible assets:
Indefinite trade name		1,191		1,191
Amortizing intangible assets:
Customer related	5 - 15	10,857	7,937	2,920
Technology	7	1,110	26	1,084
Non-compete agreements	3	430	430	-
Trade names	5 - 10	1,902	1,640	261
Total amortizing intangible assets		14,299	10,033	4,265
Total intangible assets other than goodwill		$15,490	$10,033	$5,456

Goodwill and intangible assets consisted of the following at December 31, 2013:

	Useful Life	Gross	Accumulated Amortization	Net
	(In years)		(In thousands)
Goodwill		$57,593		$57,593
Non-amortizing intangible assets:
Indefinite trade name		1,191		1,191
Amortizing intangible assets:
Customer related	5 - 15	10,499	7,334	3,165
Non-compete agreements	3	430	430	-
Trade names	5 - 10	1,902	1,418	484
Total amortizing intangible assets		12,831	9,182	3,649
Total intangible assets other than goodwill		$14,022	$9,182	$4,840

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2014, and 2013 (in thousands):

Balance as of December 31, 2012	$57,799
Foreign currency translation	(206)
Balance as of December 31, 2013	$57,593
Acquisition	1,124
Foreign currency translation	(228)
Balance as of December 31, 2014	$58,489

Aggregate amortization expense for customer related intangibles, trade names, technology and non-competes for the years ended December 31, 2014, 2013 and 2012 was $876,000, $954,000, and $1.3 million, respectively. Estimated amortization expense for the next five years is: 2015—$995,000; 2016—$803,000; 2017—$738,000; 2018—$727,000; 2019—$439,000; thereafter $562,000.

(6)      Income Taxes

For the years ended December 31, 2014, 2013, and 2012, income before income taxes consists of the following:

	2014	2013	2012
	(In thousands)
U.S. Operations	$25,338	$21,882	$19,836
Foreign Operations	2,754	2,606	2,371
	$28,092	$24,488	$22,207

Income tax expense consisted of the following components:

	2014	2013	2012
	(In thousands)
Federal:
Current	$8,578	$7,169	$5,488
Deferred	99	195	1,140
Total	$8,677	$7,364	$6,628

Foreign:
Current	$714	$716	$684
Deferred	34	(7)	(6)
Total	$748	$709	$678

State:
Current	$448	$1,020	$787
Deferred	63	(89)	(954)
Total	$511	$931	$(167)

Total	$9,936	$9,004	$7,139

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2014, 2013, and 2012 on pretax income was as follows:

	2014	2013	2012
	(In thousands)
Expected federal income taxes	$9,832	$8,571	$7,772
Foreign tax rate differential	(239)	(226)	(203)
State income taxes, net of federal benefit and state tax credits	332	605	552
Federal tax credits	(150)	(217)	(282)
Uncertain tax positions	182	(43)	(73)
Deferred tax adjustment due to change in state tax law	58	--	(875)
Recapitalization expenses	--	182	--
Release of valuation allowance	1,124	14	214
Expiration of capital loss carryforward	(1,124)	--	--
Other	(79)	118	34
Total	$9,936	$9,004	$7,139

Deferred tax assets and liabilities at December 31, 2014 and 2013, were comprised of the following:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$71	$63
Accrued expenses	529	497
Share based compensation	1,239	1,113
Capital loss carryforward	--	1,124
Other	38	39
Gross deferred tax assets	1,877	2,836
Less Valuation Allowance	--	(1,124)
Deferred tax assets	1,877	1,712

Deferred tax liabilities:
Prepaid expenses	251	286
Property and equipment	1,319	1,426
Intangible assets	7,308	6,879
Other	82	7
Deferred tax liabilities	8,960	8,598
Net deferred tax liabilities	$(7,083)	$(6,886)

At December 31, 2014 and 2013, net deferred tax assets of $349,000 and $53,000 respectively, were included in current deferred income taxes. At December 31, 2014 and 2013, net deferred tax liabilities of $7.4 million and $6.9 million, respectively, were included in long term deferred income taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance recorded. The net impact on income tax expense related to changes in the valuation allowance for 2014, 2013, and 2012, were $1.1 million, $14,000 and $214,000 respectively.

The Company had domestic capital loss carryforwards that expired in 2014. The total $3.1 million of the capital loss carryforwards related to the pre-acquisition periods of acquired companies, and the Company had provided a $1.1 million valuation allowance against the $1.1 million tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $12.7 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The Company estimated at December 31, 2014, that an additional tax liability of $609,000 would become due if repatriation of undistributed earnings would occur.

The Company had an unrecognized tax benefit at December 31, 2014 and 2013, of $360,000 and $188,000, respectively, excluding interest of $8,000 and $5,000, respectively, and penalties in 2014 of $7,000. Of these amounts, $210,000 and $188,000 at December 31, 2014 and 2013, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $150,000 at December 31, 2014 would have no impact on the effective tax rate, if recognized. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

The change in the unrecognized tax benefits for 2014 and 2013 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2012	$224

Reductions due to lapse of applicable statute of limitations	(91)
Additions based on tax positions of prior years	27
Additions based on tax positions related to the current year	28
Balance of unrecognized tax benefits at December 31, 2013	$188

Reductions due to lapse of applicable statute of limitations	(26)
Additions based on tax positions of prior years	10
Additions based on tax positions related to the current year	195
Balance of unrecognized tax benefits at December 31, 2014	$367

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return. The 2011 to 2014 U.S. federal and state returns remain open to examination. The 2010 to 2014 Canada federal and provincial income tax returns remain open to examination.

(7)	Notes Payable

Notes payable consisted of the following:

	2014	2013
	(In thousands)
Revolving credit note with U.S. Bank, maximum available $6.5 million subject to borrowing base, matures June 30, 2015	$--	$--
Note payable to U.S. Bank for $11.8 million, interest at a 3.12% fixed rate, 60 monthly principal and interest payments of $212,468 through April 2018	8,068	10,324
Total notes payable	8,068	10,324
Less current portion	2,328	2,256
Note payable, net of current portion	$5,740	$8,068

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2014 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2014.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2014, the Company was in compliance with the financial covenants.

The remaining note payable maturities for each year subsequent to December 31, 2014, are as follows:

	Total Payments	2015	2016	2017	2018	2019
	(In thousands)
Notes payable	$8,068	$2,328	$2,403	$2,480	$857	$--

(8)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive Plan, at December 31, 2014, there were no shares of stock available for future grants. The Company has accounted for grants of 1,683,309 class A and 280,552 class B options and restricted stock under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company’s 2004 Non-Employee Director Stock Plan (the “2004 Director Plan”) is a nonqualified plan that provides for the granting of options with respect to 1,650,000 shares of class A common stock and 275,000 shares of class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 shares of class A common stock and 6,000 shares of class B common stock are granted to directors that are elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At December 31, 2014, there were 75,000 shares of class A common stock and 12,500 shares of class B common stock available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 1,575,000 class A and 262,500 class B options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2014, there were 1,143,147 shares of class A common stock and 191,802 shares of class B common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 656,853 class A and 108,198 class B options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 204,166 shares of the Company’s class A common stock and 32,217 shares of the class B common stock during 2014. During 2013, the Company granted options to purchase 232,344 shares of class A common stock and 38,718 shares of class B common stock, and during 2012 granted options to purchase 238,890 shares of class A common stock and 39,815 shares of class B common stock. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2014		2013	2012
	Class A	Class B	Pre-Recapitalization

Expected dividend yield at date of grant	1.47 to 1.97%	4.03 to 4.87%	2.26 to 3.46%	2.63 to 3.98%
Expected stock price volatility	27.52 to 32.03%	30.13 to 32.65%	30.34 to 30.51%	29.10 to 31.70%
Risk-free interest rate	1.63 to 2.37%	1.63 to 2.37%	0.55 to 1.07%	0.56 to 1.15%
Expected life of options (in years)	5 to 7	5 to 7	4 to 6	4 to 6

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2013	1,444,845	$10.21
Granted	204,166	$15.41
Exercised	(140,595)	$6.76		$1,468
Forfeited	(183,896)	$12.40
Outstanding at December 31, 2014	1,324,520	$11.07	6.30	$4,566
Exercisable at December 31, 2014	787,413	$10.70	5.56	$3,005

Class B
Outstanding at December 31, 2013	234,802	$20.76
Granted	32,217	$43.24
Exercised	(23,432)	$15.25		$502
Forfeited	(30,117)	$23.82
Outstanding at December 31, 2014	213,470	$24.32	6.34	$2,724
Exercisable at December 31, 2014	125,234	$21.64	5.62	$1,794

The weighted average grant date fair value of stock options granted during 2014 was $2.14 for class A common stock and $2.16 for class B common stock. The weighted average grant date fair value of stock options granted during the years ended 2013 and 2012 was $3.24 and $2.43, respectively, for both class A and class B common stock. The total intrinsic value of stock options exercised during 2014 was $1.5 million for the shares of class A common stock and $502,000 for the shares of class B common stock. The total intrinsic value of stock options exercised was $1.1 million for the shares of class A common stock and $992,000 for the shares of class B common stock for 2013, and $5.6 million for the shares of class A common stock and $941,000 for the shares of class B common stock for 2012. The total intrinsic value of stock options vested during 2014 was $528,000 for the shares of class A common stock and $402,000 for the shares of class B common stock. The total intrinsic value of stock options vested was $1.5 million for the shares of class A common stock and $514,000 for the shares of class B common stock for 2013, and $2.3 million for the shares of class A common stock and $376,000 for the shares of class B common stock for 2012. As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock option awards was approximately $487,000 and $126,000 for class A and class B common stock shares, respectively, which was expected to be recognized over a weighted average period of 1.82 years and 1.15 years for class A and class B common stock shares, respectively.

Cash received from stock options exercised for the years ended December 31, 2014, 2013, and 2012 was $408,000, $840,000, and $1.3 million, respectively. The actual tax benefit realized for the tax deduction from stock options exercised was $622,000, $753,000 and $2.0 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

During 2014, the Company granted 73,506 and 12,251 non-vested shares of class A and class B common stock, respectively, under the 2006 Equity Incentive Plan. No non-vested shares of common stock were granted during 2013. During 2012, the Company granted 23,469 and 3,912 non-vested shares of class A and class B common stock, respectively, under the 2006 Equity Incentive Plan. As of December 31, 2014, the Company had 110,647 and 18,441 non-vested shares of class A and class B common stock, respectively, outstanding under the 2006 Equity Incentive Plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $35,000, $140,000 and $74,000 of non-cash compensation for the years ended December 31, 2014, 2013, and 2012, respectively, related to this non-vested stock.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans for the year ended December 31, 2014:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	60,609	$5.77	10,101	$34.65
Granted	73,506	13.99	12,251	38.50
Forfeited	(23,468)	6.39	(3,911)	38.35
Outstanding at December 31, 2014	110,647	$11.10	18,441	$36.42

As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.5 million and is expected to be recognized over a weighted average period of 4.55 years.

(9)     Leases

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, Nebraska and Washington. The Company recorded rent expense in connection with its operating leases of $840,000, $720,000, and $715,000 in 2014, 2013, and 2012, respectively. The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases at December 31, 2014 are:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2015	$173	$703
2016	74	592
2017	65	411
2018	33	292
2019	--	104
Total minimum lease payments	345
Less: Amount representing interest	27
Present value of minimum lease payments	318
Less: Current maturities	151
Capital lease obligations, net of current portion	$167

(10)     Related Party

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $207,000, $212,000 and $198,000 in 2014, 2013 and 2012 respectively.

Michael Hays, our Chief Executive Officer, is a director and owner of 14% of the equity interests of Nebraska Global Investment Company LLC. In 2013 and 2012, the Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC. There were no purchases in 2014. The total value of these purchases was $57,000 and $55,000 in 2013 and 2012 respectively.

(11)     Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $216,000, $252,000 and $236,000 in 2014, 2013 and 2012, respectively, as a matching percentage of associate 401(k) contributions.

(12)      Recent Accounting Pronouncements

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

(13)     Segment Information

The Company’s three operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the FASB guidance on segment disclosure.  The three operating segments are National Research Corporation (United States), National Research Corporation Canada and Connect, each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

The table below presents entity-wide information regarding the Company’s revenue and assets by geographic area:

	2014	2013	2012
	(In thousands)
Revenue:
United States	$92,270	$85,863	$79,895
Canada	6,567	6,727	6,526
Total	$98,837	$92,590	$86,421

Long-lived assets:
United States	$73,328	$71,139	$72,817
Canada	2,994	3,383	3,414
Total	$76,322	$74,522	$76,231

Total assets:
United States	$115,730	$98,074	$87,670
Canada	13,780	13,014	12,376
Total	$129,510	$111,088	$100,046

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to implement the new “Internal Control-Integrated Framework,” issued in May 2013 by COSO during 2015.

Item 9B.     Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited National Research Corporation and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Research Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2015

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s associates, including the Company’s Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.nationalresearch.com, and such Code of Business Conduct and Ethics is available, in print, without charge, to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.nationalresearch.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11.     Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at December 31, 2014,” “2014 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2014.

Plan Category Class A shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,324,520	$11.07	1,218,147	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,324,520	$11.07	1,218,147

Plan Category Class B shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	213,470	$24.32	204,302	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	213,470	$24.32	204,302

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, the Company had authority to award up to 393,008 additional shares of restricted class A common stock and 65,502 additional shares of restricted class B common stock to participants, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 1,143,147 shares of class A common stock and 191,802 shares of class B common stock as of December 31, 2014. The Director Plan provides for granting options for 1,650,000 shares of Class A common stock and 275,000 shares of Class B common stock. Option awards through December 31, 2014 totaled 1,575,000 shares of Class A common stock and 262,500 of Class B common stock. No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2012	$289	$173	$218	$244
Year Ended December 31, 2013	$244	$145	$206	$183
Year Ended December 31, 2014	$183	$300	$282	$201

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2015.

NATIONAL RESEARCH CORPORATION

By	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2015
Michael D. Hays

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial Officer,	March 4, 2015
Kevin R. Karas	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JoAnn M. Martin	Director	March 4, 2015
JoAnn M. Martin

/s/ Barbara J. Mowry	Director	March 4, 2015
Barbara J. Mowry

/s/ John N. Nunnelly	Director	March 4, 2015
John N. Nunnelly

/s/ Gail L. Warden	Director	March 4, 2015
Gail L. Warden

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective May 22, 2013, [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 22, 2013 and filed May 24, 2013 (File No. 0-29466)

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 9, 2013 and filed on May 13, 2013 (File No. 0-29466)]

(4.1)

Installment Note, dated as of May 9, 2013, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-29466)]

(10.1)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*

National Research Corporation 2006 Equity Incentive Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189141) filed on June 6, 2013]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189140) filed on June 6, 2013)]

(10.4)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.5)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.6)*

Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

(10.7)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.8)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*

Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(10.10)*

Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

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

(99)

Proxy Statement for the 2015 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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