Form 10-Q
period 2015-03-31
NATIONAL RESEARCH CORP
filed 2015-05-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Class A Common Stock, $.001 par value, outstanding as April 30, 2015: 20,939,430 shares

Class B Common Stock, $.001 par value, outstanding as of April 30, 2015: 3,502,644 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2015

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC,” the “Company,” “we,” “our,” “us,” or similar terms) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts;

●	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to retain its limited number of key clients;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	The possibility that the Company could be subject to security breaches or computer viruses:

●	Regulatory developments; and

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$37,010	$40,042
Trade accounts receivable, less allowance for doubtful accounts of $203 and $201 in 2015 and 2014, respectively	11,804	8,116
Unbilled revenue	1,322	1,169
Prepaid expenses	1,956	1,418
Income tax receivable	604	1,100
Deferred income taxes	241	349
Other current assets	234	994
Total current assets	53,171	53,188

Property and equipment, net	11,604	12,143
Intangible assets, net	5,194	5,456
Goodwill	58,280	58,489
Other	203	234
Total assets	$128,452	$129,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,346	$2,328
Accounts payable	721	830
Accrued wages, bonus and profit sharing	4,023	4,365
Accrued expenses	4,900	5,047
Current portion of capital lease obligations	121	151
Income taxes payable	-	110
Deferred revenue	15,483	15,095
Total current liabilities	27,594	27,926

Notes payable, net of current portion	5,146	5,740
Deferred income taxes	7,271	7,432
Deferred revenue	63	123
Other long term liabilities	535	541
Total liabilities	40,609	41,762

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,538,056 in 2015 and 25,475,662 in 2014, outstanding 20,939,430 in 2015 and 20,894,286 in 2014	25	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,262,287 in 2015 and 4,251,889 in 2014, outstanding 3,502,644 in 2015 and 3,494,865 in 2014	4	4
Additional paid-in capital	45,370	44,864
Retained earnings	74,649	73,686
Accumulated other comprehensive loss	(1,827)	(773)
Treasury stock, at cost; 4,598,626 Class A shares, 759,643 Class B shares in 2015 and 4,581,376 Class A shares, 757,024 Class B shares in 2014	(30,378)	(30,058)
Total shareholders’ equity	87,843	87,748
Total liabilities and shareholders’ equity	$128,452	$129,510

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2015	2014

Revenue	$26,270	$26,030

Operating expenses:
Direct	11,799	10,329
Selling, general and administrative	7,627	6,366
Depreciation and amortization	1,015	935
Total operating expenses	20,441	17,630

Operating income	5,829	8,400

Other income (expense):
Interest income	17	17
Interest expense	(63)	(81)
Other, net	(1)	7

Total other expense	(47)	(57)

Income before income taxes	5,782	8,343

Provision for income taxes	2,302	2,890

Net income	$3,480	$5,453

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.08	$0.13
Class B	$0.50	$0.79
Diluted Earnings Per Share:
Class A	$0.08	$0.13
Class B	$0.49	$0.77

Dividends Per Share of Common Stock:
Class A	$0.06	$--
Class B	$0.36	$--

Weighted average shares and share equivalents outstanding:
Class A - basic	20,792	20,742
Class B - basic	3,478	3,469
Class A - diluted	21,033	21,134
Class B - diluted	3,524	3,541

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2015	2014

Net income	$3,480	$5,453

Other comprehensive loss:
Foreign currency translation adjustment	$(1,054)	$(405)
Other comprehensive loss	$(1,054)	$(405)

Comprehensive Income	$2,426	$5,048

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,480	$5,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,015	935
Deferred income taxes	(63)	96
Reserve for uncertain tax positions	13	--
Write-off of purchase option	657	--
Non-cash share-based compensation expense (benefit)	184	(112)
Tax benefit from exercise of stock options	14	72
Net changes in assets and liabilities:
Trade accounts receivable	(3,838)	(1,075)
Unbilled revenue	(177)	(3)
Prepaid expenses and other	(374)	(481)
Accounts payable	(141)	43
Accrued expenses, wages, bonuses and profit sharing	67	(632)
Income taxes receivable and payable	378	31
Deferred revenue	363	836
Net cash provided by operating activities	1,578	5,163

Cash flows from investing activities:
Purchases of property and equipment	(757)	(605)
Net cash used in investing activities	(757)	(605)

Cash flows from financing activities:
Payments on notes payable	(576)	(558)
Payments on capital lease obligations	(50)	(29)
Proceeds from exercise of stock options	--	408
Common stock withheld from vested restricted shares for payroll tax withholdings	(92)	(309)
Excess tax benefit from share-based compensation	94	528
Payment of dividends on common stock	(2,511)	--
Net cash provided by (used in) financing activities	(3,135)	40

Effect of exchange rate changes on cash	(718)	(237)

Increase (decrease) in cash and cash equivalents	(3,032)	4,361

Cash and cash equivalents at beginning of period	40,042	22,092

Cash and cash equivalents at end of period	$37,010	$26,453

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$59	$76
Income taxes	$1,893	$2,219

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

The Company is a leading provider of analytics and insights that facilitate revenue growth, patient, employee and customer retention and patient engagement for healthcare providers, payers and other healthcare organizations in the United States and Canada.

During the quarter ended March 31, 2015, the Company changed its operating segments from three to seven to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. The Company’s seven operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments are Experience, The Governance Institute, Market Insights, Reputation, Predictive Analytics, National Research Corporation Canada and Customer-Connect LLC (“Connect”), each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2014, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2015.

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

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, is the subsidiary’s local currency. The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidiary’s income statement balances at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive loss, a component of shareholders’ equity. Since the undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested, no taxes were provided for on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the condensed consolidated statements of income.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at
March 31, 2015, and December 31, 2014:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2015
Money Market Funds	$8,140	$--	$--	$8,140
Commercial Paper	27,921	--	--	27,921
Total	$36,061	$--	$--	$36,061

As of December 31, 2014
Money Market Funds	$9,442	$--	$--	$9,442
Commercial Paper	29,686	--	--	29,686
Total	$39,128	$--	$--	$39,128

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2015	December 31, 2014
	(In thousands)

Total carrying amounts of long-term debt	$7,492	$8,068
Estimated fair value of long-term debt	$7,465	$7,997

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Other current assets were reduced by $657,000 for the write-off the option for a potential acquisition due to (1) an extension on the option that decreased the probability of the exercise and (2) changes to the terms of the arrangement that decreased the value of the option. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2015, and December 31, 2014, there was no indication of impairment related to the Company’s non-financial assets.

In connection with the January 1, 2015 revision to NRC’s operating segments, the composition of one reporting unit was divided and realigned to the new operating segments. Goodwill for this reporting unit was reassigned using the relative fair value approach. A goodwill impairment test was performed immediately before and after the reorganization of the reporting structure to determine whether the reorganization masked a goodwill impairment charge. The estimated fair value of each reporting unit was calculated using a discounted cash flow methodology. The discounted cash flows are based on the Company’s strategic plans and best estimates of revenue growth and operating profit by each reporting unit. This analysis requires the exercise of significant judgment, including the identification of reporting units and assumptions about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The analysis concluded that the estimated fair value of each reporting unit sufficiently exceeded the carrying value and thus no further evaluation of impairment was necessary.

2.	VARIABLE INTEREST ENTITY

Connect was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC has a 49% ownership interest in Connect. NG Customer-Connect, LLC holds 25% interest, and the remaining 26% is held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect services the Company’s discharge call program clients. NRC has made capital contributions of $2.8 million to Connect, and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

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

NRC has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, there is at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of March 31, 2015, the price at which NG Customer Connect, LLC and Illuminate Health LLC had the obligation to sell their equity units to NRC was $0.

The Company’s condensed consolidated financial statements reflect Connect’s net operating losses of $289,000 and $331,000 for three-month periods ended March 31, 2015 and 2014, respectively. Connect’s assets and liabilities were $539,000 and $353,000 as of March 31, 2015, and $784,000 and $309,000 as of December 31, 2014, respectively.

3.	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2015 increased to 39.8% compared to 34.6% for the same period in 2014. This increase was primarily due to a capital loss valuation allowance recorded in three-month period ended March 31, 2015 due to thewrite-off the option for a potential acquisition partner that was not exercised on March 31, 2015. The option was extended until June 30, 2015 decreasing the probability of the exercise, and certain terms were changed in the arrangement causing a decrease in the value of the option.

The unrecognized tax benefit as of March 31, 2015, was $371,000, excluding interest of $9,000 and penalties of $7,000. Of this amount, $210,000, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $161,000 at March 31, 2015 would have no impact on the effective tax rate, if recognized.   The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.	NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2015 was $7.5 million.

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2015 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2015, the Company was in compliance with its financial covenants.

5.	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards.

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

The Company granted options to purchase 81,306 shares of the Company’s class A common stock and 13,551 shares of the class B common stock during the three-month period ended March 31, 2015. The Company granted options to purchase 24,166 shares of class A common stock and 2,217 shares of class B common stock during the three-month period ended March 31, 2014. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2015		2014

	Class A	Class B	Class A	Class B
Expected dividend yield at date of grant	2.57%	5.72%	1.47%	4.87%
Expected stock price volatility	34.87%	33.94%	32.03%	32.65%
Risk-free interest rate	1.78%	1.78%	2.37%	2.37%
Expected life of options (in years)	7	7	7	7

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2014	1,324,520	$11.07
Granted	81,306	$13.17
Exercised	(25,983)	$6.30		$178
Forfeited	(56,105)	$13.12
Outstanding at March 31, 2015	1,323,738	$11.21	6.22	$4,740
Exercisable at March 31, 2015	879,990	$10.24	5.25	$4,019

Class B
Outstanding at December 31, 2014	213,470	$24.32
Granted	13,551	$35.48
Exercised	(4,330)	$14.82		$89
Forfeited	(9,018)	$27.61
Outstanding at March 31, 2015	213,673	$25.09	6.27	$1,821
Exercisable at March 31, 2015	140,663	$20.89	5.30	$1,517

The following table summarizes information regarding unvested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended March 31, 2015:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,647	$11.10	18,441	$36.42
Granted	52,660	$13.17	8,776	$35.48
Vested	--	--	--	--
Forfeited	(16,249)	$5.39	(2,708)	$32.31
Outstanding at March 31, 2015	147,058	$12.47	24,509	$36.54

As of March 31, 2015, the total unrecognized compensation cost related to unvested stock awards was approximately $2.3 million and is expected to be recognized over a weighted average period of 4.55 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2015:

(In thousands)
Balance as of December 31, 2014	$58,489
Foreign currency translation	(209)
Balance as of March 31, 2015	$58,280

Intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Technology and Customer related intangibles	11,944	11,966
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	15,467	15,489
Accumulated amortization	(10,273)	(10,033)
Other intangible assets, net	$5,194	$5,456

7.	PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014
	(In thousands)
Property and equipment	$34,727	$34,732
Accumulated depreciation	(23,123)	(22,589)
Property and equipment, net	$11,604	$12,143

8.	EARNINGS PER SHARE

Net income per share of class A common stock and class B common stock is computed using the two-class method. Earnings per share under the two-class method treats unvested share-based payment awards with non-forfeitable rights to dividends as a separate class of securities. The Company’s unvested restricted stock grants are considered participating securities because the shares have the right to receive non-forfeitable dividends. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security by allocating earnings according to dividends declared and participating rights in undistributed earnings.

Basic net income per share is computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period, utilizing the two-class method for unvested restricted stock. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

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

The Company excluded 477,427 and 228,036 shares of class A common stock options for the three-month periods ended March 31, 2015 and 2014, respectively, and 44,202 and 2,062 shares of class B common stock options for the three-month periods ended March 31, 2015 and 2014, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$1,738	$1,742	$2,722	$2,731
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(12)	(10)	--	--
Net income attributable to common shareholders	$1,726	$1,732	$2,722	$2,731
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,792	3,478	20,742	3,469
Net income per share - basic	$0.08	$0.50	$0.13	$0.79
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$1,726	$1,732	$2,722	$2,731
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,792	3,478	20,742	3,469
Weighted average effect of dilutive securities – stock options	241	46	392	72
Denominator for diluted earnings per share – adjusted weighted average shares	21,033	3,524	21,134	3,541
Net income per share - diluted	$0.08	$0.49	$0.13	$0.77

9.	RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $57,000 and $52,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

10.	NEW ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  Early adoption is not permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and our method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation—Amendments to the Consolidation Analysis (Topic 810)” (“ASU 2015-02”), which requires reporting entities to reevaluate whether certain legal entities should be consolidated under the revised consolidation model. This ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The Company is currently assessing the impact of the adoption of ASU 2015-05 to its consolidated financial statements.

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

	Three months ended
	March 31,
	2015	2014

Revenue:	100.0%	100.0%

Operating expenses:
Direct	44.9	39.7
Selling, general and administrative	29.0	24.4
Depreciation and amortization	3.9	3.6
Total operating expenses	77.8	67.7

Operating income	22.2%	32.3%

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Revenue. Revenue for the three-month period ended March 31, 2015 increased 0.9% to $26.3 million, compared to $26.0 million in the three-month period ended March 31, 2014. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 14.2% to $11.8 million for the three-month period ended March 31, 2015, compared to $10.3 million in the same period during 2014. This was mainly due to increased variable costs of $812,000 from postage and printing, contracted survey related costs from larger volumes of survey processed, and higher conference expenses due to one additional conference held in the 2015 period compared to the same period last year. Fixed expenses increased by $658,000 primarily due to increased salary and benefit costs from the acquisition in October 2014. Direct expenses increased as a percentage of revenue to 44.9% in the three-month period ended March 31, 2015, compared to 39.7% during the same period of 2014 as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.8% to $7.6 million for the three-month period ended March 31, 2015, compared to $6.4 million for the same period in 2014 mainly due to the write-off of the purchase option for a potential acquisition of $657,000, increased salary and benefit costs of $357,000 mainly from the acquisition in 2014, higher share based compensation expense of $278,000 from additional grants and fewer forfeitures in 2015, and increased maintenance and repairs expense of $204,000 primarily due to repairs to the Company’s headquarters building. The option was written-off due to (1) an extension on the option to June 30, 2015 that decreased the probability of the exercise and (2) changes to the arrangement causing impairment in the value of the option. Selling, general, and administrative expenses increased as a percentage of revenue to 29.0% for the three-month period ended March 31, 2015, from 24.4% for the same period in 2014 due to increased selling, general, and administrative expenses coupled with minimal revenue growth.

Depreciation and amortization. Depreciation and amortization expenses increased 8.6% to $1.0 million for the three-month period ended March 31, 2015, compared to $935,000 for the same period in 2014 due to increased depreciation costs mainly from Connect computer software investments and increased customer relationship and technology intangible amortization from the acquisition in October 2014. Depreciation and amortization expenses as a percentage of revenue were 3.9% and 3.6% for the three-month periods ended March 31, 2015 and 2014, respectively.

Provision for income taxes. Provision for income taxes was $2.3 million (39.8% effective tax rate) for the three-month period ended March 31, 2015, compared to $2.9 million (34.6% effective tax rate) for the same period in 2014. The effective tax rate for the three-month period ended March 31, 2015 increased from the recording of a capital loss valuation allowance due to impairment on the option for a potential acquisition that was written-off, as noted above.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company has made capital contributions of $2.8 million to Connect through March 31, 2015 and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Additionally, the Company has a future obligation to purchase the other equity units in Connect when certain targeted events have been achieved. If, at any time, Connect has at least $12.5 million of annual recurring contract value, including the NRC contracts being serviced, and the members have approved a financial statement showing a pro forma minimum 35% EBITDA margin for revenue on a going-forward basis, then within 90 days thereafter NRC is required to purchase from the other members, and the other members shall be required to sell to NRC, all of their equity units not owned by NRC. As of March 31, 2015, the price at which the other members had the obligation to sell their equity units to NRC was $0.

The Company had cash and cash equivalents of $37.0 million at March 31, 2015, of which $8.5 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $25.6 million as of March 31, 2015, compared to a working capital balance of $25.3 million as of December 31, 2014. The change was primarily due to an increase in trade accounts receivable of $3.7 million partially offset by a decrease of cash and cash equivalents of $3.0 million. Trade accounts receivable increased due to the high volume of initial billings and timing of collections on new and renewal contracts, and cash equivalents decreased due to the payment of dividends in the three-month period ended March 31, 2015. The Company’s working capital is significantly impacted by its large deferred revenue balances. The current deferred revenue balances as of March 31, 2015 and December 31, 2014 were $15.5 million and $15.1 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. The Company typically invoices clients for services before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on the Company’s condensed consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of when the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Provided by operating activities	$1,578	$5,163
Used in investing activities	(757)	(605)
Provided by (used in) financing activities	(3,135)	40
Effect of exchange rate change on cash	(718)	(237)
Net increase (decrease) in cash and cash equivalents	(3,032)	4,361
Cash and cash equivalents at end of period	$37,010	$26,453

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2015, which included net income of $3.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, and non-cash stock compensation totaling $1.8 million. Changes in working capital decreased 2015 cash flows from operating activities by $3.7 million, primarily due to increases in trade accounts receivable due to the timing of billing and collections on new or renewal contracts.

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

Net cash provided by operating activities decreased $3.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was mainly due to a reduction in net income of $2.0 million, and a $2.8 million reduction due to increased trade accounts receivables.

Cash Flows from Investing Activities

Net cash of $757,000 and $605,000 was used for investing activities in the three months ended March 31, 2015 and 2014, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.1 million in the three months ended March 31, 2015. The excess tax benefit of share-based compensation provided cash of $94,000. Cash was used to pay payroll taxes on vested restricted shares of $92,000, capital lease obligations of $50,000, to repay borrowings under the term note totaling $576,000 and for the payment of dividends on common stock of $2.5 million.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $718,000 in the three months ended March 31, 2015 and decreased cash and cash equivalents by $237,000 for the three months ended March 31, 2014.

Capital Expenditures

Cash paid for capital expenditures was $757,000 for the three-month period ended March 31, 2015. These expenditures consisted mainly of computer software. The Company expects similar capital expenditure purchases for the remainder of 2015 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2015 was $7.5 million.

The Company also has a revolving credit note that was renewed in June 2014 to extend the term to June 30, 2015. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of March 31, 2015, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2015. The Company expects to renew the revolving credit note prior to June 30, 2015. If, however, the revolving credit note cannot be renewed, the Company believes it has adequate cash from operations to meet its debt and capital needs.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2015, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of March 31, 2015 was $268,000.

Shareholders’ equity increased $95,000 to $87.8 million at March 31, 2015, from $87.7 million at December 31, 2014. The increase was primarily due to net income of $3.5 million and $506,000 related to share-based compensation, including options exercised, partially offset by dividends paid of $2.5 million, share repurchases of $320,000 related to stock options exercised and a cumulative translation adjustment of $1.1 million.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2015:

Contractual Obligations(1)	Total Payments	Remainder of 2015	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,119	$628	$1,095	$396	$--
Capital leases	292	119	140	33	--
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	7,874	1,912	5,099	863	--
Total	$10,285	$2,659	$6,334	$1,292	$--

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $380,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of March 31, 2015, the remaining number of common stock shares that could be purchased under this authorization was 418,749 class A shares and 69,791 class B shares.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM	1A. Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM	2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of April 30, 2015, 1,831,251 shares of class A common stock and 305,209 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended March 31, 2015.

ITEM	6. Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 8, 2015	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended March 31, 2015

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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