Form 10-Q
period 2015-06-30
NATIONAL RESEARCH CORP
filed 2015-08-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Class A Common Stock, $.001 par value, outstanding as July 31, 2015: 20,914,430 shares

  Class B Common Stock, $.001 par value, outstanding as of July 31, 2015: 3,502,644 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2015

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 6.	Exhibits	24

	Signatures		25

	Exhibit Index		26

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

PART I –  Financial Information

ITEM 1.    Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,555	$40,042
Trade accounts receivable, less allowance for doubtful accounts of $198 and $201 in 2015 and 2014, respectively	10,273	8,116
Unbilled revenue	1,472	1,169
Prepaid expenses	2,051	1,418
Income tax receivable	759	1,100
Deferred income taxes	356	349
Other current assets	305	994
Total current assets	55,771	53,188

Property and equipment, net	11,743	12,143
Intangible assets, net	4,932	5,456
Goodwill	58,336	58,489
Other	266	234
Total assets	$131,048	$129,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,364	$2,328
Accounts payable	1,358	830
Accrued wages, bonus and profit sharing	3,669	4,365
Accrued expenses	4,806	5,047
Current portion of capital lease obligations	113	151
Income taxes payable	-	110
Deferred revenue	16,972	15,095
Total current liabilities	29,282	27,926

Notes payable, net of current portion	4,548	5,740
Deferred income taxes	6,939	7,432
Deferred revenue	44	123
Other long term liabilities	540	541
Total liabilities	41,353	41,762

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,538,056 in 2015 and 25,475,662 in 2014, outstanding 20,914,430 in 2015 and 20,894,286 in 2014	26	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,262,287 in 2015 and 4,251,889 in 2014, outstanding 3,502,644 in 2015 and 3,494,865 in 2014	4	4
Additional paid-in capital	45,745	44,864
Retained earnings	76,197	73,686
Accumulated other comprehensive loss	(1,542)	(773)
Treasury stock, at cost; 4,623,626 Class A shares, 759,643 Class B shares in 2015 and 4,581,376 Class A shares, 757,024 Class B shares in 2014	(30,735)	(30,058)
Total shareholders’ equity	89,695	87,748
Total liabilities and shareholders’ equity	$131,048	$129,510

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$24,464	$24,001	$50,734	$50,031

Operating expenses:
Direct	10,440	10,773	22,239	21,102
Selling, general and administrative	6,636	5,984	14,263	12,349
Depreciation and amortization	1,024	926	2,039	1,861
Total operating expenses	18,100	17,683	38,541	35,312

Operating income	6,364	6,318	12,193	14,719

Other income (expense):
Interest income	16	19	32	36
Interest expense	(57)	(78)	(120)	(160)
Other, net	2	7	2	14

Total other expense	(39)	(52)	(86)	(110)

Income before income taxes	6,325	6,266	12,107	14,609

Provision for income taxes	2,261	2,215	4,563	5,104

Net income	$4,064	$4,051	$7,544	$9,505

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.10	$0.10	$0.18	$0.23
Class B	$0.58	$0.58	$1.08	$1.37
Diluted Earnings Per Share:
Class A	$0.10	$0.10	$0.18	$0.22
Class B	$0.57	$0.57	$1.07	$1.34

Dividends Per Share of Common Stock:
Class A	$0.06	$--	$0.12	$--
Class B	$0.36	$--	$0.72	$--

Weighted average shares and share equivalents outstanding:
Class A - basic	20,790	20,771	20,791	20,757
Class B - basic	3,478	3,474	3,478	3,472
Class A - diluted	21,029	21,073	21,031	21,098
Class B - diluted	3,522	3,539	3,523	3,540

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$4,064	$4,051	$7,544	$9,505
Other comprehensive income (loss):
Foreign currency translation adjustment	$285	$462	$(769)	$57
Other comprehensive income (loss)	$285	$462	$(769)	$57

Comprehensive Income	$4,349	$4,513	$6,775	$9,562

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,544	$9,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,039	1,861
Deferred income taxes	(511)	11
Non-cash share-based compensation expense	553	130
Tax benefit from exercise of stock options	14	73
Loss on disposal of property and equipment	-	1
Reserve for uncertain tax positions	39	-
Write off of purchase option	657	-
Net changes in assets and liabilities:
Trade accounts receivable	(2,267)	(400)
Unbilled revenue	(339)	(438)
Prepaid expenses and other	(596)	(362)
Accounts payable	506	301
Accrued expenses, wages, bonuses and profit sharing	(491)	(1,162)
Income taxes receivable and payable	221	(239)
Deferred revenue	1864	2,093
Net cash provided by operating activities	9,233	11,374

Cash flows from investing activities:
Purchases of property and equipment	(1,632)	(1,425)
Net cash used in investing activities	(1,632)	(1,425)

Cash flows from financing activities:
Payments on notes payable	(1,156)	(1,120)
Payments on capital lease obligations	(98)	(59)
Proceeds from exercise of stock options	-	408
Common stock withheld from vested restricted shares for payroll tax withholdings	(92)	(309)
Excess tax benefit from share-based compensation	100	531
Purchase of treasury stock	(271)	--
Payment of dividends on common stock	(5,029)	--
Net cash used in financing activities	(6,546)	(549)

Effect of exchange rate changes on cash	(542)	47
Increase in cash and cash equivalents	513	9,447
Cash and cash equivalents at beginning of period	40,042	22,092
Cash and cash equivalents at end of period	$40,555	$31,539
Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$113	$149
Income taxes	$4,762	$4,842
Supplemental disclosure of non-cash investing and financing activities:
Assets purchased under capital lease	$20	$248

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2015, and December 31, 2014:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2015
Money Market Funds	$9,228	$--	$--	$9,228
Commercial Paper	29,623	--	--	29,623
Total	$38,851	$--	$--	$38,851

As of December 31, 2014
Money Market Funds	$9,442	$--	$--	$9,442
Commercial Paper	29,686	--	--	29,686
Total	$39,128	$--	$--	$39,128

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2015	December 31, 2014
	(In thousands)
Total carrying amounts of long-term debt	$6,912	$8,068
Estimated fair value of long-term debt	$6,885	$7,997

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Other current assets were reduced by $657,000 in the first quarter of 2015 for the write-off of the purchase option of a potential acquisition. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2015, and December 31, 2014, there was no indication of impairment related to the Company’s non-financial assets.

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

NRC is deemed the primary beneficiary of Connect and therefore consolidates this entity. An entity is considered the primary beneficiary of a variable interest entity if it has both the power to direct the activities of the variable interest entity that most significantly impact the variable interest entity’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Connect is thinly capitalized and relies on NRC advances and reimbursements to fund its operations. Together, NRC and NRC associates hold a majority of the voting rights on Connect’s board of directors and has the ability to direct the majority of Connect’s operations.

The Company’s condensed consolidated financial statements reflect Connect’s net operating losses of $221,000 and $389,000 for three-month periods ended June 30, 2015 and 2014, and $511,000 and $720,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Connect’s assets and liabilities were $366,000 and $401,000 as of June 30, 2015, and $784,000 and $309,000 as of December 31, 2014, respectively.

In July 2015, NRC acquired all of NG Customer-Connect, LLC’s interest, and a portion of Illuminate Health LLC’s interest, in Connect. See Subsequent Events in Note 11.

3.	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2015 increased to 35.7% compared to 35.3% for the same period in 2014. The effective tax rate for the six-month period ended June 30, 2015 increased to 37.7% compared to 34.9% for the same period in 2014. This increase was primarily due to a capital loss valuation allowance recorded in three-month period ended March 31, 2015 due to slightly higher projected state tax rates and the write-off of the purchase option of a potential acquisition that was not exercised on March 31, 2015. The option was extended until June 30, 2015 and terminated unexercised in June 2015. The Company is currently under a United States federal tax examination for the tax year ended December 31, 2013.

The unrecognized tax benefit as of June 30, 2015, was $396,000, excluding interest of $10,000 and penalties of $7,000. Of this amount, $210,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $186,000 at June 30, 2015 would have no impact on the effective tax rate, if recognized.   The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.              NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2015 was $6.9 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of June 30, 2015 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2015, the Company was in compliance with its financial covenants.

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

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 class A and 500,000 class B shares of the Company’s common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 class A shares and 6,000 class B shares of the Company’s common stock are granted to directors that are re-elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

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

The Company granted options to purchase 225,306 shares of the Company’s class A common stock and 37,551 shares of the class B common stock during the six-month period ended June 30, 2015. The Company granted options to purchase 204,166 shares of class A common stock and 32,217 shares of class B common stock during the six-month period ended June 30, 2014. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2015						2014
	Class A			Class B			Class A			Class B

Expected dividend yield at date of grant	2.14	to	2.57%	5.29	to	5.72%	1.47	to	1.97%	4.03	to	4.87%
Expected stock price volatility	30.86	to	34.87%	29.96	to	33.94%	27.52	to	32.03%	30.13	to	32.65%
Risk-free interest rate	1.55	to	1.78%	1.55	to	1.78%	1.63	to	2.37%	1.63	to	2.37%
Expected life of options (in years)	5	to	7	5	to	7	5	to	7	5	to	7

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2014	1,324,520	$11.07
Granted	225,306	$13.83
Exercised	(25,983)	$6.30		$179
Forfeited	(56,105)	$13.12
Outstanding at June 30, 2015	1,467,738	$11.50	6.36	$4,561
Exercisable at June 30, 2015	1,059,990	$11.04	5.66	$3,879

Class B
Outstanding at December 31, 2014	213,470	$24.32
Granted	37,551	$34.85
Exercised	(4,330)	$14.82		$89
Forfeited	(9,018)	$27.61
Outstanding at June 30, 2015	237,673	$26.04	6.41	$2,047
Exercisable at June 30, 2015	170,663	$24.94	5.72	$1,703

The following table summarizes information regarding unvested stock granted to associates under the 2006 Equity Incentive Plan for the six months ended June 30, 2015:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,647	$11.10	18,441	$36.42
Granted	52,660	$13.17	8,776	$35.48
Vested	--	--	--	--
Forfeited	(16,249)	$5.39	(2,708)	$32.31
Outstanding at June 30, 2015	147,058	$12.47	24,509	$36.54

As of June 30, 2015, the total unrecognized compensation cost related to unvested stock awards was approximately $2.2 million and is expected to be recognized over a weighted average period of 4.31 years.

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended June 30, 2015:

(In thousands)
Balance as of December 31, 2014	$58,489
Foreign currency translation	(153)
Balance as of June 30, 2015	$58,336

Intangible assets consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Technology and Customer related intangibles	11,950	11,966
Non-compete agreements	430	430
Trade name	1,902	1,902
Total other intangible assets	15,473	15,489
Accumulated amortization	(10,541)	(10,033)
Other intangible assets, net	$4,932	$5,456

7.              PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014
	(In thousands)
Property and equipment	$35,634	$34,732
Accumulated depreciation	(23,891)	(22,589)
Property and equipment, net	$11,743	$12,143

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

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,028	$2,036	$2,022	$2,029
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(14)	(14)	--	--
Net income attributable to common shareholders	$2,014	$2,022	$2,022	$2,029
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,790	3,478	20,771	3,474
Net income per share – basic	$0.10	$0.58	$0.10	$0.58
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,014	$2,022	$2,022	$2,029
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,790	3,478	20,771	3,474
Weighted average effect of dilutive securities – stock options	239	44	302	65
Denominator for diluted earnings per share – adjusted weighted average shares	21,029	3,522	21,073	3,539
Net income per share – diluted	$0.10	$0.57	$0.10	$0.57

The Company excluded 535,383 and 329,427 shares of class A common stock options for the three-month periods ended June 30, 2015 and 2014, respectively, and 56,732 and 17,802 shares of class B common stock options for the three-month periods ended June 30, 2015 and 2014, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$3,765	$3,780	$4,744	$4,761
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(27)	(27)	--	--
Net income attributable to common shareholders	$3,738	$3,753	$4,744	$4,761
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,791	3,478	20,757	3,472
Net income per share – basic	$0.18	$1.08	$0.23	$1.37
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$3,738	$3,753	$4,744	$4,761
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,791	3,478	20,757	3,472
Weighted average effect of dilutive securities – stock options	240	45	341	68
Denominator for diluted earnings per share – adjusted weighted average shares	21,031	3,523	21,098	3,540
Net income per share – diluted	$0.18	$1.07	$0.22	$1.34

The Company excluded 506,565 and 292,182 shares of class A common stock options for the six-month periods ended June 30, 2015 and 2014, respectively, and 50,502 and 10,762 shares of class B common stock options for the three-month periods ended June 30, 2015 and 2014, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

9.              RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $54,000 and $53,000 for the three-month periods and $111,000 and $104,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

10.            NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. However, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  The Company has the option to adopt as of the original effective date of December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and our method of adoption.

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

11.            SUBSEQUENT EVENTS

In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. Since the Company previously consolidated Connect, the transaction will be accounted for as a reduction to additional paid in capital. Following the transaction, the Company owns approximately 89% of Connect and Illuminate Health, LLC owns 11% of Connect. In addition, the Connect operating agreement was amended. Under the revised agreement, NRC has a future obligation to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC will be required to acquire approximately one-third of Illuminate Health, LLC’s equity units when new annual recurring contract value reaches $7 million, $14 million, and $20 million.

The Company is in discussions with a third party to potentially sell selected assets and liabilities of the Predictive Analytics operating segment.  The sale is subject to the parties entering a final definitive agreement.  The estimated carrying amount of assets and liabilities to be included in the transaction at June 30, 2015 are as follows (in thousands):

Noncurrent assets	$1,341
Current liabilities	(551)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	42.7	44.9	43.9	42.2
Selling, general and administrative	27.1	24.9	28.1	24.7
Depreciation and amortization	4.2	3.9	4.0	3.7
Total operating expenses	74.0	73.7	76.0	70.6

Operating income	26.0%	26.3%	24.0%	29.4%

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Revenue. Revenue for the three-month period ended June 30, 2015, increased 1.9% to $24.5 million, compared to $24.0 million in the three-month period ended June 30, 2014. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses decreased 3.1% to $10.4 million for the three-month period ended June 30, 2015, compared to $10.8 million in the same period during 2014. This was due to decreased variable costs of $831,000 primarily from a reduction in conference expenses of $588,000 due to three less conferences held compared to the same period in 2014, less postage and printing of $106,000 and decreased internal labor costs of $107,000. Fixed expenses increased by $498,000, of which $468,000 was due to increased salary and benefit costs from the acquisition in October 2014. Direct expenses decreased as a percentage of revenue to 42.7% in the three-month period ended June 30, 2015, compared to 44.9% during the same period of 2014 primarily as a result of the timing of conferences held, as well as lower mailing volumes on subscription agreements.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.9% to $6.6 million for the three-month period ended June 30, 2015, compared to $6.0 million for the same period in 2014 primarily due to increased salary and benefit costs of $344,000 from the acquisition in 2014 and higher share based compensation expense of $111,000 from additional grants and fewer forfeitures in 2015. There were also smaller increases in legal and accounting costs and contracted services partially offset by decreased bad debt and recruiting expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 27.1% for the three-month period ended June 30, 2015, from 24.9% for the same period in 2014 as expenses increased 10.9% while revenue for the same period only increased by 1.9%.

Depreciation and amortization. Depreciation and amortization expenses increased 10.6% to $1.0 million for the three-month period ended June 30, 2015, compared to $926,000 for the same period in 2014 due to increased customer relationship and technology intangible amortization from the acquisition in October 2014 and increased depreciation costs from computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.2% for the three-month period ended June 30, 2015, from 3.9% during the same period in 2014.

Provision for income taxes. Provision for income taxes was $2.3 million (35.7% effective tax rate) for the three-month period ended June 30, 2015, compared to $2.2 million (35.3% effective tax rate) for the same period in 2014. The effective tax rate for the three-month period ended June 30, 2015, is higher than the rate in the same period of 2014 mainly due to higher projected state tax rates due to legislative changes and growth within the Company.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Revenue. Revenue for the six-month period ended June 30, 2015, increased 1.4% to $50.7 million, compared to $50.0 million in the six-month period ended June 30, 2014. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 5.4% to $22.2 million for the six-month period ended June 30, 2015, compared to $21.1 million in the same period during 2014. Fixed expenses increased $1.2 million due to salary and benefit costs related to the acquisition in 2014. There was also a reduction in contracted service costs partially offset by increased equipment lease expenses. Variable expenses decreased $19,000 primarily from a reduction in conference expenses of $346,000 mainly due to two less conferences held compared to the same period in 2014, less internal labor costs of $163,000 and decreased publication and video expenses of $52,000, partially offset by increased postage and printing of $393,000 and contracted survey-related costs of $149,000. Direct expenses increased as a percentage of revenue to 43.9% in the six-month period ended June 30, 2015, compared to 42.2% during the same period of 2014 as expenses increased by 5.4% while revenue for the same period only increased by 1.4%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.5% to $14.3 million for the six-month period ended June 30, 2015, compared to $12.3 million for the same period in 2014 primarily due to the $657,000 write-off of the purchase option for a potential acquisition, increased salary and benefit costs of $460,000 (mainly from the acquisition in 2014), higher share based compensation expense of $388,000 from additional grants and fewer forfeitures in 2015, increased maintenance and repairs expense of $212,000 (primarily due to repairs to the Company’s headquarters building) and increased contracted service costs of $279,000. There were also smaller increases in legal and accounting fees, marketing and travel costs partially offset by reduced recruiting and bad debt expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 28.1% for the six-month period ended June 30, 2015, from 24.7% for the same period in 2014 as expenses increased by 15.5% while revenue only increased by 1.4% during the same period.

Depreciation and amortization. Depreciation and amortization expenses increased 9.6% to 2.0 million for the six-month period ended June 30, 2015 compared to $1.9 million for the same period in 2014 due to increased customer relationship and technology intangible amortization from the acquisition in October 2014 and increased depreciation costs from computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.0% for the six-month period ended June 30, 2015, from 3.7% during the same period in 2014.

Provision for income taxes. Provision for income taxes was $4.6 million (37.7% effective tax rate) for the six-month period ended June 30, 2015, compared to $5.1 million (34.9% effective tax rate) for the same period in 2014. The effective tax rate for the six-month period ended June 30, 2015, is higher than the rate in the same period of 2014 primarily from the recording of a capital loss valuation allowance due to termination on the option for a potential acquisition and slightly higher projected state tax rates.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company has made capital contributions of $2.8 million to Connect through June 30, 2015 and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect.

In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. In addition, the Connect operating agreement was amended. Under the revised agreement, NRC has a future obligation to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC will be required to acquire approximately one-third of Illuminate Health, LLC’s equity units when new annual recurring contract value reaches $7 million, $14 million, and $20 million. The purchase price for each one-third increment is $1 million.

The Company had cash and cash equivalents of $40.6 million at June 30, 2015, of which $9.4 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $26.5 million as of June 30, 2015, compared to a working capital balance of $25.3 million as of December 31, 2014. The change was primarily due to an increase in trade accounts receivable of $2.2 million, an increase in cash and cash equivalents of $513,000 and a decrease in accrued wages, bonus and profit sharing of $696,000, partially offset by an increase in deferred revenue of $1.9 million. Trade accounts receivable increased due to timing of billings and collections on new and renewal contracts, and accrued wages, bonus and profit sharing decreased due to the payment of annual incentives from 2014 in the three-month period ended March 31, 2015. The Company’s working capital is significantly impacted by its large deferred revenue balances. The current deferred revenue balances as of June 30, 2015 and December 31, 2014 were $17.0 million and $15.1 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Provided by operating activities	$9,233	$11,374
Used in investing activities	(1,632)	(1,425)
Used in financing activities	(6,546)	(549)
Effect of exchange rate change on cash	(542)	47
Net increase in cash and cash equivalents	513	9,447
Cash and cash equivalents at end of period	$40,555	$31,539

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items such as depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2015, which included net income of $7.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, purchase option write-off, provision for uncertain tax positions and non-cash stock compensation totaling $2.8 million. Changes in working capital decreased 2015 cash flows from operating activities by $1.1 million, primarily due to increases in trade accounts receivable due to the timing of billing and collections on new or renewal contracts.

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

Net cash provided by operating activities decreased $2.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was mainly due to a reduction in net income of $2.0 million, and a $1.8 million reduction due to increased trade accounts receivables.

Cash Flows from Investing Activities

Net cash of $1.6 million and $1.4 million was used for investing activities in the six months ended June 30, 2015 and 2014, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.5 million in the six months ended June 30, 2015. The excess tax benefit of share-based compensation provided cash of $100,000. Cash was used to pay payroll taxes on vested restricted shares of $92,000, to pay capital lease obligations of $98,000, to repay borrowings under the term note totaling $1.2 million, to pay dividends on common stock of $5.0 million and for the purchase of treasury stock of $271,000.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $542,000 in the six months ended June 30, 2015 and increased cash and cash equivalents by $47,000 for the six months ended June 30, 2014.

Capital Expenditures

Cash paid for capital expenditures was $1.6 million for the six-month period ended June 30, 2015. These expenditures consisted mainly of computer software. The Company expects similar capital expenditure purchases for the remainder of 2015 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2015 was $6.9 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of June 30, 2015, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2015, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of June 30, 2015 was $240,000.

Shareholders’ equity increased $1.9 million to $89.7 million at June 30, 2015, from $87.7 million at December 31, 2014. The increase was primarily due to net income of $7.5 million and $881,000 related to share-based compensation, including options exercised, partially offset by dividends paid of $5.0 million, share repurchases of $677,000 partially related to stock options exercised and a cumulative translation adjustment of $769,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of June 30, 2015:

Contractual Obligations(1)	Total Payments	Remainder of 2015	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,855	$364	$1,095	$396	$--
Capital leases	263	85	145	33	--
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	7,237	1,275	5,099	863	--
Total	$9,355	$1,724	$6,339	$1,292	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)	We have $406,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of June 30, 2015, the remaining number of common stock shares that could be purchased under this authorization was 393,749 class A shares and 69,791 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.           Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of July 31, 2015, 1,856,251 shares of class A common stock and 305,209 shares of class B common stock have been repurchased under that authorization. There were no class B common stock shares repurchased during the three-month period ended June 30, 2015.

The table below summarizes repurchases of class A common stock for the three-month period ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2015	--	--	--	418,749
May 1 – May 31, 2015	--	--	--	418,749
June 1 – June 30, 2015	25,000	$14.26	25,000	393,749

ITEM 6.         Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 6, 2015	By: /s/ Michael D. Hays
Michael D. Hays Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By: /s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended June 30, 2015

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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