Form 10-Q
period 2015-09-30
NATIONAL RESEARCH CORP
filed 2015-11-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Class A Common Stock, $.001 par value, outstanding as October 31, 2015: 20,801,172 shares

Class B Common Stock, $.001 par value, outstanding as of October 31, 2015: 3,502,344 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2015

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$37,580	$40,042
Trade accounts receivable, less allowance for doubtful accounts of $196 and $201 in 2015 and 2014, respectively	12,889	8,116
Unbilled revenue	1,108	1,169
Prepaid expenses	1,686	1,418
Income tax receivable	723	1,100
Deferred income taxes	453	349
Other current assets	287	994
Assets held-for-sale	1,341	--
Total current assets	56,067	53,188

Property and equipment, net	11,161	12,143
Intangible assets, net	3,969	5,456
Goodwill	57,867	58,489
Other	412	234
Total assets	$129,476	$129,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,383	$2,328
Accounts payable	1,221	830
Accrued wages, bonus and profit sharing	4,730	4,365
Accrued expenses	5,149	5,047
Current portion of capital lease obligations	79	151
Income taxes payable	-	110
Deferred revenue	17,454	15,095
Liabilities held-for-sale	568	--
Total current liabilities	31,584	27,926

Notes payable, net of current portion	3,945	5,740
Deferred income taxes	6,811	7,432
Deferred revenue	24	123
Other long term liabilities	522	541
Total liabilities	42,886	41,762

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,538,056 in 2015 and 25,475,662 in 2014, outstanding 20,802,881in 2015 and 20,894,286 in 2014	26	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,262,287 in 2015 and 4,251,889 in 2014, outstanding 3,502,344 in 2015 and 3,494,865 in 2014	4	4
Additional paid-in capital	43,335	44,864
Retained earnings	77,826	73,686
Accumulated other comprehensive loss	(2,570)	(773)
Treasury stock, at cost; 4,735,175 Class A shares, 759,943 Class B shares in 2015 and 4,581,376 Class A shares, 757,024 Class B shares in 2014	(32,031)	(30,058)
Total shareholders’ equity	86,590	87,748
Total liabilities and shareholders’ equity	$129,476	$129,510

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$25,244	$23,682	$75,979	$73,713

Operating expenses:
Direct	11,006	9,769	33,246	30,871
Selling, general and administrative	6,620	5,805	20,883	18,154
Depreciation and amortization	1,070	949	3,109	2,810
Total operating expenses	18,696	16,523	57,238	51,835

Operating income	6,548	7,159	18,741	21,878

Other income (expense):
Interest income	14	22	46	58
Interest expense	(52)	(76)	(172)	(236)
Other, net	(25)	2	(22)	16

Total other expense	(63)	(52)	(148)	(162)

Income before income taxes	6,485	7,107	18,593	21,716

Provision for income taxes	2,346	2,555	6,910	7,659

Net income	$4,139	$4,552	$11,683	$14,057

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.10	$0.11	$0.28	$0.34
Class B	$0.59	$0.66	$1.67	$2.03
Diluted Earnings Per Share:
Class A	$0.10	$0.11	$0.28	$0.33
Class B	$0.59	$0.64	$1.65	$1.99

Dividends Per Share of Common Stock:
Class A	$0.06	$--	$0.18	$--
Class B	$0.36	$--	$1.08	$--

Weighted average shares and share equivalents outstanding:
Class A - basic	20,726	20,771	20,769	20,761
Class B - basic	3,478	3,474	3,478	3,472
Class A - diluted	20,937	21,035	21,002	21,078
Class B - diluted	3,521	3,536	3,522	3,538

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income	$4,139	$4,552	$11,683	$14,057
Other comprehensive loss:
Foreign currency translation adjustment	$(1,028)	$(590)	$(1,797)	$(533)
Other comprehensive loss	$(1,028)	$(590)	$(1,797)	$(533)

Comprehensive Income	$3,111	$3,962	$9,886	$13,524

See accompanying notes to condensed consolidated financial statements.

 NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,683	$14,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,109	2,810
Deferred income taxes	(544)	(81)
Non-cash share-based compensation expense	925	398
Tax benefit from exercise of stock options	14	73
Loss on disposal of property and equipment	-	1
Reserve for uncertain tax positions	36	25
Write off of purchase option	657	-
Net changes in assets and liabilities:
Trade accounts receivable	(5,101)	41
Unbilled revenue	35	144
Prepaid expenses	(279)	(176)
Accounts payable	247	(47)
Accrued expenses, wages, bonuses and profit sharing	1,010	124
Income taxes receivable and payable	53	227
Deferred revenue	2,931	3,020
Net cash provided by operating activities	14,776	20,616

Cash flows from investing activities:
Purchases of property and equipment	(2,207)	(2,100)
Net cash used in investing activities	(2,207)	(2,100)

Cash flows from financing activities:
Payments on notes payable	(1,740)	(1,686)
Payments on capital lease obligations	(148)	(117)
Proceeds from exercise of stock options	--	408
Common stock withheld for payroll tax on share based compensation	(92)	(308)
Cash paid for non-controlling interest	(2,789)	-
Excess tax benefit from share-based compensation	107	531
Purchase of treasury stock	(1,629)	--
Payment of dividends on common stock	(7,545)	--
Net cash used in financing activities	(13,836)	(1,172)

Effect of exchange rate changes on cash	(1,195)	(373)
(Decrease) increase in cash and cash equivalents	(2,462)	16,971
Cash and cash equivalents at beginning of period	40,042	22,092
Cash and cash equivalents at end of period	$37,580	$39,063
Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$162	$218
Income taxes	$7,339	$7,054
Supplemental disclosure of non-cash investing and financing activities:
Assets purchased under capital lease	$20	$248

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and its majority-owned subsidiary, Connect. Prior to becoming a majority-owned subsidiary, the accounts of Connect, a variable interest entity for which NRC has been deemed the primary beneficiary, were included in the condensed consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2015, and December 31, 2014:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2015
Money Market Funds	$7,911	$--	$--	$7,911
Commercial Paper	26,273	--	--	26,273
Total	$34,184	$--	$--	$34,184

As of December 31, 2014
Money Market Funds	$9,442	$--	$--	$9,442
Commercial Paper	29,686	--	--	29,686
Total	$39,128	$--	$--	$39,128

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	September 30, 2015	December 31, 2014
	(In thousands)
Total carrying amounts of long-term debt	$6,328	$8,068
Estimated fair value of long-term debt	$6,318	$7,997

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Other current assets were reduced by $657,000 in the first quarter of 2015 for the write-off of the purchase option of a potential acquisition. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2015, and December 31, 2014, there was no indication of impairment related to the Company’s non-financial assets.

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

2.	CONNECT

Connect was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. NRC had a 49% ownership interest in Connect. NG Customer-Connect, LLC held 25% interest, and the remaining 26% was held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect services the Company’s discharge call program clients. NRC has made capital contributions of $2.8 million to Connect, and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. Since the Company previously consolidated Connect, the transaction was accounted for as an equity transaction, resulting in a reduction to additional paid in capital. Following the transaction, the Company owns approximately 89% of Connect and Illuminate Health, LLC owns 11% of Connect. Under the amended Connect operating agreement, NRC has a future obligation to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC will be required to acquire approximately one-third of Illuminate Health, LLC’s equity units when new annual recurring contract value reaches each of $7 million, $14 million, and $20 million.

3.	ASSETS HELD FOR SALE

The Company is in discussions with a third party to potentially sell selected assets and liabilities of the Predictive Analytics operating segment.  The lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and, accordingly, has not been classified as a discontinued operation for any of the periods presented. The sale is subject to the parties entering a final definitive agreement.  The assets and liabilities classified as held for sale reflected in our Condensed Consolidated Balance Sheet at September 30, 2015 are as follows (in thousands):

Prepaid Expenses	$4
Property and equipment, net	341
Intangible assets, net	720
Goodwill	276
Total assets held-for-sale	$1,341

Deferred revenue	568
Net assets held-for sale	$773

4.	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2015 increased to 36.2% compared to 35.9% for the same period in 2014. The effective tax rate for the nine-month period ended September 30, 2015 increased to 37.2% compared to 35.3% for the same period in 2014. This increase was primarily due to a capital loss valuation allowance and higher projected state tax rates due to legislative changes and growth within the Company. The capital loss valuation was recorded due to the write-off of the purchase option of a potential acquisition that was not exercised on March 31, 2015. The option was extended until June 30, 2015 and terminated unexercised in June 2015. The Company is currently under a United States federal tax examination for the tax year ended December 31, 2013.

The unrecognized tax benefit as of September 30, 2015, was $394,000, excluding interest of $9,000 and penalties of $7,000. Of this amount, $207,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $187,000 at September 30, 2015 would have no impact on the effective tax rate, if recognized.   The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

5.	NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2015 was $6.3 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of September 30, 2015 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2015, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 225,306 shares of the Company’s class A common stock and 37,551 shares of the class B common stock during the nine-month period ended September 30, 2015. The Company granted options to purchase 204,166 shares of class A common stock and 32,217 shares of class B common stock during the nine-month period ended September 30, 2014. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2014	1,324,520	$11.07
Granted	225,306	$13.83
Exercised	(25,983)	$6.30		$179
Forfeited	(56,105)	$13.12
Outstanding at September 30, 2015	1,467,738	$11.50	6.10	$2,774
Exercisable at September 30, 2015	1,059,990	$11.04	5.41	$2,478

Class B
Outstanding at December 31, 2014	213,470	$24.32
Granted	37,551	$34.85
Exercised	(4,330)	$14.82		$89
Forfeited	(9,018)	$27.61
Outstanding at September 30, 2015	237,673	$26.04	6.16	$2,047
Exercisable at September 30, 2015	170,663	$24.94	5.47	$1,703

The following table summarizes information regarding unvested stock granted to associates under the 2006 Equity Incentive Plan for the nine months ended September 30, 2015:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,647	$11.10	18,441	$36.42
Granted	52,660	$13.17	8,776	$35.48
Vested	--	--	--	--
Forfeited	(16,249)	$5.39	(2,708)	$32.31
Outstanding at September 30, 2015	147,058	$12.47	24,509	$36.54

As of September 30, 2015, the total unrecognized compensation cost related to unvested stock awards was approximately $2.0 million and is expected to be recognized over a weighted average period of 3.23 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2015:

(In thousands)
Balance as of December 31, 2014	$58,489
Assets held-for-sale	(276)
Foreign currency translation	(346)
Balance as of September 30, 2015	$57,867

Intangible assets consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Technology and Customer related intangibles	10,441	11,966
Non-compete agreements	--	430
Trade name	1,572	1,902
Total other intangible assets	13,204	15,489
Accumulated amortization	(9,235)	(10,033)
Other intangible assets, net	$3,969	$5,456

During the three months ended September 30, 2015, goodwill of $0.3 million and intangible assets of $2.2 million, less accumulated amortization of $1.3 million, related to our Predictive Analytics operating segment were reclassified to assets held for sale as described in Note 3.

8.	PROPERTY AND EQUIPMENT

	September 30, 2015	December 31, 2014
	(In thousands)
Property and equipment	$34,278	$34,732
Accumulated depreciation	(23,117)	(22,589)
Property and equipment, net	$11,161	$12,143

During the three months ended September 30, 2015, property and equipment of $1.9 million, less accumulated depreciation of $1.6 million, related to our Predictive Analytics operating segment were reclassified to assets held for sale as described in Note 3.

9.	EARNINGS PER SHARE

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

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,060	$2,078	$2,272	$2,280
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(14)	(14)	--	--
Net income attributable to common shareholders	$2,046	$2,064	$2,272	$2,280
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,726	3,478	20,771	3,474
Net income per share – basic	$0.10	$0.59	$0.11	$0.66
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,046	$2,064	$2,272	$2,280
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,726	3,478	20,771	3,474
Weighted average effect of dilutive securities – stock options	211	43	264	62
Denominator for diluted earnings per share – adjusted weighted average shares	20,937	3,521	21,035	3,536
Net income per share – diluted	$0.10	$0.59	$0.11	$0.64

The Company excluded 736,350 and 546,614 shares of class A common stock options for the three-month periods ended September 30, 2015 and 2014, respectively, and 66,227 and 31,564 shares of class B common stock options for the three-month periods ended September 30, 2015 and 2014, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$5,825	$5,858	$7,016	$7,041
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(41)	(41)	--	--
Net income attributable to common shareholders	$5,784	$5,817	$7,016	$7,041
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,769	3,478	20,761	3,472
Net income per share – basic	$0.28	$1.67	$0.34	$2.03
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$5,784	$5,817	$7,016	$7,041
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,769	3,478	20,761	3,472
Weighted average effect of dilutive securities – stock options	233	44	317	66
Denominator for diluted earnings per share – adjusted weighted average shares	21,002	3,522	21,078	3,538
Net income per share – diluted	$0.28	$1.65	$0.33	$1.99

The Company excluded 535,474 and 329,397 shares of class A common stock options for the nine-month periods ended September 30, 2015 and 2014, respectively, and 55,801 and 17,772 shares of class B common stock options for the nine-month periods ended September 30, 2015 and 2014, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

10.	RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $58,000 and $51,000 for the three-month periods and $169,000 and $155,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued Accounting Standards Update 2014-8 (“ASU 2014-8”) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which narrows the definition of discontinued operations. Only disposals of components (or groups of components) of an entity that represent a strategic shift that has or will have a major effect on the entity’s operations are reported as discontinued operations under the new standard. The standard is effective prospectively for annual and interim reporting periods in fiscal years beginning after December 15, 2014. The Company adopted ASU 2014-8 on January 1, 2015.  In accordance with ASU 2014-8, the potential sale of our Predictive Analytics operating segment has been classified as assets held for sale but does not qualify as a discontinued operation.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	43.6	41.3	43.7	41.9
Selling, general and administrative	26.2	24.5	27.5	24.6
Depreciation and amortization	4.2	4.0	4.1	3.8
Total operating expenses	74.0	69.8	75.3	70.3

Operating income	26.0%	30.2%	24.7%	29.7%

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Revenue. Revenue for the three-month period ended September 30, 2015, increased 6.6% to $25.2 million, compared to $23.7 million in the three-month period ended September 30, 2014. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 12.7% to $11.0 million for the three-month period ended September 30, 2015, compared to $9.8 million in the same period during 2014. This was due to increased variable costs of $674,000, primarily from increased postage and printing of $380,000, contracted survey-related costs of $ 233,000, and conference expenses of $143,000, partially offset by a decrease in internal labor costs of $93,000. Fixed expenses increased by $563,000 as a result of increased salary and benefit costs from the acquisition in October 2014, and staffing additions in the customer service area. Direct expenses increased as a percentage of revenue to 43.6% in the three-month period ended September 30, 2015, compared to 41.3% during the same period of 2014 as expenses increased by 12.7% while revenue for the same period only increased by 6.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.0% to $6.6 million for the three-month period ended September 30, 2015, compared to $5.8 million for the same period in 2014, as a result of increased salary and benefit costs from the acquisition in 2014 and staffing additions in the sales area.   Legal and accounting costs increased by $115,000 due to acquisition and divestiture activities and increased tax services due to the ongoing federal tax examination. Selling, general, and administrative expenses increased as a percentage of revenue to 26.2% for the three-month period ended September 30, 2015, from 24.5% for the same period in 2014 as expenses increased 14.0% while revenue for the same period only increased by 6.6%.

Depreciation and amortization. Depreciation and amortization expenses increased 12.8% to $1.1 million for the three-month period ended September 30, 2015, compared to $949,000 for the same period in 2014 due to increased customer relationship and technology intangible amortization from the acquisition in October 2014 and increased depreciation costs from computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.2% for the three-month period ended September 30, 2015, from 4.0% during the same period in 2014.

Provision for income taxes. Provision for income taxes was $2.3 million (36.2% effective tax rate) for the three-month period ended September 30, 2015, compared to $2.6 million (35.9% effective tax rate) for the same period in 2014. The effective tax rate for the three-month period ended September 30, 2015, is higher than the rate in the same period of 2014 mainly due to higher projected state taxes from legislative changes and growth within the Company.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Revenue. Revenue for the nine-month period ended September 30, 2015, increased 3.1% to $76.0 million, compared to $73.7 million in the nine-month period ended September 30, 2014. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 7.7% to $33.2 million for the nine-month period ended September 30, 2015, compared to $30.9 million in the same period during 2014. Variable expenses increased $655,000, primarily from increased postage and printing of $772,000, and contracted survey-related costs of $ 382,000, partially offset by a reduction in conference expenses of $203,000 (mainly due to two less conferences being held compared to the same period in 2014). Fixed expenses increased $1.7 million primarily due to increased salary and benefit costs from the acquisition in 2014 and staffing additions in the service area. Direct expenses increased as a percentage of revenue to 43.7% in the nine-month period ended September 30, 2015, compared to 41.9% during the same period of 2014 as expenses increased by 7.7% while revenue for the same period only increased by 3.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.0% to $20.9 million for the nine-month period ended September 30, 2015, compared to $18.2 million for the same period in 2014, primarily due to the $657,000 write-off of the purchase option for a potential acquisition, increased salary and benefit costs of $1.3 million (mainly from the acquisition in 2014 and higher share based compensation expense from additional grants and fewer forfeitures in 2015), increased maintenance and repairs expense of $272,000 (primarily due to repairs to the Company’s headquarters building) and increased contracted service costs of $364,000. There were also smaller increases in legal and accounting fees, travel costs, software license and other technology related expenses, which were partially offset by reduced recruiting and bad debt expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 27.5% for the nine-month period ended September 30, 2015, from 24.6% for the same period in 2014 as expenses increased by 15.0% while revenue only increased by 3.1% during the same period.

Depreciation and amortization. Depreciation and amortization expenses increased 10.6% to $3.1 million for the nine-month period ended September 30, 2015 compared to $2.8 million for the same period in 2014 due to increased customer relationship and technology intangible amortization from the acquisition in October 2014 and increased depreciation costs from computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.1% for the nine-month period ended September 30, 2015, from 3.8% during the same period in 2014.

Provision for income taxes. Provision for income taxes was $6.9 million (37.2% effective tax rate) for the nine-month period ended September 30, 2015, compared to $7.7 million (35.3% effective tax rate) for the same period in 2014. The effective tax rate for the nine-month period ended September 30, 2015, is higher than the rate in the same period of 2014 primarily from the recording of a capital loss valuation allowance due to termination on the option for a potential acquisition and slightly higher projected state tax rates.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

The Company has made capital contributions of $2.8 million to Connect through September 30, 2015 and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect.

In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. In addition, the Connect operating agreement was amended. Under the revised agreement, NRC has a future obligation to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC will be required to acquire approximately one-third of Illuminate Health, LLC’s equity units when new annual recurring contract value reaches each of $7 million, $14 million, and $20 million. The purchase price for each one-third increment is $1 million.

The Company had cash and cash equivalents of $37.6 million at September 30, 2015, of which $8.5 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. It is impractical to determine the additional income tax liability, if any, associated with such repatriation.

Working Capital

The Company had a working capital balance of $24.5 million as of September 30, 2015, compared to a working capital balance of $25.3 million as of December 31, 2014. The change was primarily due to decreases in cash and cash equivalents of $2.5 million, prepaid expenses of $439,000, and income tax receivables of $377,000, and increases in deferred revenue of $2.4 million, accounts payable of $391,000, accrued wages, bonus and profit sharing of $365,000 and the reclassification of liabilities held for sale of $568,000. These were partially offset by an increase in trade accounts receivable of $4.8 million and the reclassification of assets held for sale of $1.3 million. Trade accounts receivable increased due to timing of billings and collections on new and renewal contracts. Accounts payable and income tax receivables increased due to timing of vendor and income tax payments, respectively, and accrued wages, bonus and profit sharing increased due to growth in wages and timing of timing of payments. The Company’s working capital is significantly impacted by its large deferred revenue balances. The current deferred revenue balances as of September 30, 2015 and December 31, 2014 were $17.5 million and $15.1 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Provided by operating activities	$14,776	$20,616
Used in investing activities	(2,207)	(2,100)
Used in financing activities	(13,836)	(1,172)
Effect of exchange rate change on cash	(1,195)	(373)
Net increase/(decrease) in cash and cash equivalents	(2,462)	16,971
Cash and cash equivalents at end of period	$37,580	$39,063

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items such as depreciation and amortization, gain or loss on sale of property and equipment, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $14.8 million for the nine months ended September 30, 2015, which included net income of $11.7 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, purchase option write-off, provision for uncertain tax positions and non-cash stock compensation totaling $4.2 million. Changes in working capital decreased 2015 cash flows from operating activities by $1.1 million, primarily due to increases in trade accounts receivable, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts.

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

Net cash provided by operating activities decreased $5.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was mainly due to a reduction in net income of $2.4 million and a $5.1 million increase in trade accounts receivables, partially offset by increases in accounts payable and accrued expenses and compensation.

Cash Flows from Investing Activities

Net cash of $2.2 million and $2.1 million was used for investing activities in the nine months ended September 30, 2015 and 2014, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.8 million in the nine months ended September 30, 2015. The excess tax benefit of share-based compensation provided cash of $107,000. Cash was used to pay payroll taxes on vested restricted shares of $92,000, to pay capital lease obligations of $148,000, to repay borrowings under the term note totaling $1.7 million, to pay dividends on common stock of $7.5 million, to pay $2.8 million for Connect interests and for the purchase of treasury stock of $1.6 million.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $1.2 million in the nine months ended September 30, 2015 and decreased cash and cash equivalents by $373,000 for the nine months ended September 30, 2014.

Capital Expenditures

Cash paid for capital expenditures was $2.2 million for the nine-month period ended September 30, 2015. These expenditures consisted mainly of computer software. The Company expects similar capital expenditure purchases for the remainder of 2015 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2015 was $6.3 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of September 30, 2015, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of September 30, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2015, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of September 30, 2015 was $191,000.

Shareholders’ equity decreased $1.2 million to $86.6 million at September 30, 2015, from $87.7 million at December 31, 2014. The decrease was primarily due dividends paid of $7.5 million, acquisition of Connect interest of $2.8 million, cash paid for share repurchases of $1.6 million and a cumulative translation adjustment of $1.8 million, partially offset by net income of $11.7 million, $925,000 of share-based compensation expense and $312,000 from options exercised.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of September 30, 2015:

Contractual Obligations(1)	Total Payments	Remainder of 2015	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,650	$159	$1,095	$396	$--
Capital leases	212	34	145	33	--
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	6,599	637	5,099	863	--
Total	$8,461	$830	$6,339	$1,292	$--

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $403,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of September 30, 2015, the remaining number of common stock shares that could be purchased under this authorization was 282,200 class A shares and 69,491 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of October 31, 2015, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization.

The table below summarizes repurchases of class A common stock for the three-month period ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2015	--	--	--	393,749
Aug 1 – Aug 31, 2015	100,156	$11.44	100,156	293,593
Sep 1 – Sep 30, 2015	11,393	$12.62	11,393	282,200

The table below summarizes repurchases of class B common stock for the three-month period ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2015	--	--	--	69,791
Aug 1 Aug 31, 2015	--	--	--	69,791
Sep 1 – Sep 30, 2015	300	$32.78	300	69,491

ITEM 6.     Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 5, 2015	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and
Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended September 30, 2015

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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