Form 10-K
period 2015-12-31
NATIONAL RESEARCH CORP
filed 2016-03-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the class A common stock and the class B common stock held by non-affiliates of the registrant at June 30, 2015: $259,273,234.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, outstanding as of February 22, 2016: 20,894,893 shares

Class B Common Stock, $0.001 par value, outstanding as of February 22, 2016: 3,517,992 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

 i

PART I

Item 1.     Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation (“NRC,” the “Company,” “we,” “our,” “us” or similar terms) “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts and retention of key clients;

●	The Company’s ability to compete in its markets, which are highly competitive, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	The possibility that the Company could be subject to security breaches or computer viruses; and

●	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

General

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and loyalty for healthcare providers, payers and other healthcare organizations. The Company’s solutions enable its clients to provide customer-centric healthcare through understanding the voice of the customer to improve patient experience, engagement and loyalty, while also facilitating regulatory compliance and the shift to population-based health management for its clients. The Company’s ability to measure what matters most and systematically capture, analyze and deliver to its clients self-reported information from patients, families and consumers is critical in today’s healthcare market. NRC believes that access to and analysis of its extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage patients and consumers in an effort towards effective population-based health management.

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

NRC has achieved a market leadership position through its more than 34 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since its founding in 1981, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $3.0 trillion in 2014, or $9,523 per person. In total, health spending accounted for 17.5% of the nation’s Gross Domestic Product in 2014. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, continued unemployed and underemployed rates and lower incomes for many Americans coupled with increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

Driven by escalating costs and a growing recognition of the challenges of chronic care and unnecessary hospitalizations, Medicare reimbursement for healthcare providers is shifting from a volume-based approach (fees paid for each element of service rendered, independent of outcome) to a more value-based model, where reimbursement is based on the value (or quality) of the healthcare service delivered. The establishment of standardized quality-focused datasets and the requirement that providers capture and transmit this data to CMS has enabled this shift.

An increasing percentage of Medicare reimbursement and, in all likelihood, reimbursement from commercial payers as well will be at risk for hospitals, based on factors such as patient readmission rates and provider adherence to certain quality-related protocols. At the same time, many hospitals and other providers are creating new models of care delivery and reimbursement to reduce cost and enable more effective delivery of care. These new models are based on sharing financial risk and managing the health and behaviors of large populations of patients and consumers. Certain of these new models are known as accountable care organizations, or ACOs, and medical homes, in which multiple provider organizations are coordinated in providing care and bearing shared financial risk in serving a defined patient population. This transformation towards population-based health management, value-based purchasing, and an increased engagement of healthcare consumers is resulting in a greater need for providers to deliver more customer-centric healthcare.

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

NRC’s Solutions

NRC’s portfolio of solutions address specific market needs around growth, engagement, informing and thought leadership for healthcare providers, payers and other healthcare organizations. While each distinct solution provides discernible value on a stand-alone basis, the Company believes that in combination, its solutions provide a comprehensive view of healthcare consumers both within healthcare settings and outside of those settings—creating a differentiated solution set to address the emerging needs for population-based health management.

Growth Solutions - NRC’s growth solutions are subscription-based services that include measurement of community perception (Market Insights), brand tracking (BrandArc), advertising testing (AdVoice) and custom consumer research (Research Bureau). Market Insights is the largest online U.S. healthcare survey, measuring the opinions and behaviors of 270,000 healthcare consumers in the top 250 markets across the country annually. Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer preferences and optimize marketing strategies. BrandArc is a solution that enables clients to measure brand value and build brand equity in their markets. AdVoice is a solution that helps NRC’s clients evaluate and optimize advertising efficiency and consumer recall. The Research Bureau solution enables clients to conduct custom research to obtain real time voice of the customer feedback to support branding and loyalty initiatives. The Company’s growth solutions were historically marketed under the Healthcare Market Guide and Ticker brands.

Engagement Solutions - NRC’s engagement solutions include patient and resident experience, physician engagement and employee experience measurement and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. Additionally, clients use these applications to positively impact patient experience through utilization of the Company’s prescriptive analytics to enable improvement planning and implementation of best practices. Finally, with a growing body of research linking employee and physician satisfaction levels to provide quality and patient experience, NRC’s engagement solutions also measure satisfaction from those constituents and integrate that data into prescriptive analytics for improvement.

The Company’s engagement solutions are marketed under the NRC Picker, My InnerView (“MIV”), Connect Transitions and NRC Canada brands and are provided on a subscription basis via a cross-continuum platform that collects and measures data and then delivers business intelligence that the Company’s clients utilize to improve experience, engagement and loyalty. Patient data can be collected on a longitudinal basis for improvement and regulatory compliance purposes as well as on a real time basis to support rapid cycle improvement and engagement activities. NRC provides these performance results and prescriptive analytics to its clients via web-based improvement planning and business intelligence portals.

NRC’s patient outreach and discharge call solutions are provided to healthcare organizations on a subscription basis under the Connect Transitions brand. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions.

The Connect Transitions solution is provided by Customer-Connect LLC (doing business as Connect). Connect was formed in June 2013 to develop and provide patient outreach and discharge call solutions. NRC originally had a 49% ownership interest in Connect but increased that ownership interest to 89% in July 2015. The remaining 11% of Connect is held by Illuminate Health, LLC.

Informing Solutions - NRC’s informing solutions include its health risk assessments (Payer Solutions) and reputation management and monitoring (Reputation) solution. Payer Solutions enable the Company’s clients to understand the health risks associated with populations of patients, analyze and address readmission risks and efficiently reach out to patients to impact their behaviors outside of the healthcare provider settings. These health risk assessment solutions enable its clients to effectively stratify and manage care for those who are most at-risk, engage individuals, increase preventative care and manage wellness programs to improve patient experience and outcomes. The Reputation offering provides a five star rating metric and patient comments derived from actual patient survey data to complement online physician information and, in turn, drive new patient acquisition and grow online physician reputation. This offering also includes a reputation monitoring capability that clients utilize to scan social media content for positive and negative comments that impact physician reputation.

Thought Leadership Solutions – NRC’s thought leadership solutions include national conferences, publications and an on-line portal, and are integrated at various levels into NRC’s growth, engagement and informing solutions. NRC also offers a specific thought leadership service branded as The Governance Institute (“TGI”). TGI is a membership organization that offers subscription-based governance information solutions and educational conferences designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their boards, medical leadership, management performance and transparency positioning. TGI conducts conferences, produces publications, videos, white papers and research studies, and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare boards across the country.

NRC’s Competitive Strengths

The Company believes that its competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. The Company’s history is based on capturing the voice of the consumer in healthcare markets. With survey solutions that span the healthcare continuum, in 2015, 2014 and 2013 the Company was recognized by Modern Healthcare as one of the nation’s largest patient experience survey providers. Its solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. NRC has extended this philosophy to include families, caregivers, employees and other stakeholders.

Premier client portfolio across the care continuum. NRC’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. The Company’s client base is diverse, with its top ten clients representing approximately 15% of total revenue for the year ended December 31, 2015 and no single client representing more than 5% of the Company’s revenue.

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

Comprehensive portfolio of solutions. Since NRC offers solutions encompassing growth, engagement, informing and thought leadership, its clients can engage with the Company at multiple levels and, over time, increase their commitment and spend.

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

Experienced senior management team led by NRC’s founder. NRC’s senior management team has extensive industry and leadership experience. Michael D. Hays, the Company’s Chief Executive Officer, founded NRC in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). The Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. Steven D. Jackson, the Company’s President, served as Chief Strategy Officer for Vocera Communications, and he also served as Chief Operating Officer for ExperiaHealth.

Competition

The healthcare information and market research services industry is highly competitive. The Company has traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s primary competitors among such specialty firms include Press Ganey, which has significantly higher annual revenue than the Company, and three or four other firms that NRC believes have less annual revenue than the Company. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) traditional market research firms which are significant providers of survey-based, general market research and (2) firms which provide services or products that complement healthcare performance assessments such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with the Company’s solutions, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

Selling additional solutions to existing clients. Less than 15% of the Company’s existing clients purchase more than one of its solutions. NRC’s sales organization actively identifies and pursues these cross-sell opportunities in order to accelerate the growth of the Company.

Adding new clients. NRC believes that there is an opportunity to add new clients in each of the acute care, post-acute care and health plan market segments. The Company’s sales organization is actively identifying and engaging new client prospects in each of the segments noted above, with a focus on featuring its comprehensive cross continuum portfolio of solutions.

Adding new solutions. The need for growth, engagement and informing solutions in the market segments that NRC serves is evolving to align with emerging healthcare regulatory and reimbursement trends. The evolving market creates an opportunity for the Company to introduce new solutions that leverage its existing core competencies. The Company believes that there is an opportunity to drive sales growth with both existing and new clients, across all of the market segments that it serves, through the introduction of new solutions.

Pursue Strategic Acquisitions. The Company has historically complemented its organic growth with strategic acquisitions, having completed seven such transactions over the past fifteen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to the Company’s existing solutions and market segments. NRC believes that additional strategic acquisition opportunities exist for the Company to complement its organic growth by further expanding its service capabilities, technology offerings and end markets.

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

Clients

NRC’s clients include many of the nation’s largest healthcare systems. The Company provides solutions to over 57 payer health plans and over 7,200 acute and post-acute facilities.

The Company’s ten largest clients accounted for 15%, 16%, and 19% of the Company’s total revenue in 2015, 2014 and 2013, respectively. Approximately 5% of the Company’s revenue was derived from foreign customers in 2015 and 7% in 2014 and 2013.

For financial information by geographic area, see Note 14 to the Company’s consolidated financial statements.

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

Associates

As of December 31, 2015, the Company employed a total of 347 persons on a full-time basis. In addition, as of such date, the Company had 28 part-time associates primarily in its survey operations, representing approximately 14 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2016, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	61	Chief Executive Officer

Steven D. Jackson	40	President

Kevin R. Karas	58	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

Michael D. Hays has served as Chief Executive Officer and a director since he founded the Company in 1981. He also served as President of the Company from 1981 to 2004 and from July 2008 to July 2011. Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

Steven D. Jackson has served as President of the Company since October 2015. He served as Group President from October 2014 until September 2015, during which time he oversaw the Company’s Market Insights, Reputation and Predictive Analytics business units. Prior to joining the Company, Mr. Jackson served as Chief Strategy Officer for Vocera Communications where he was employed from 2007 to 2014. He also served as Chief Operating Officer for ExperiaHealth, a subsidiary of Vocera. Earlier in his career, Mr. Jackson held positions of increasing responsibility at The Advisory Board Company, Neoforma, and Stockamp & Associates.

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

We depend on contract renewals, including retention of key clients, for a large share of our revenue and our operating results could be adversely affected.

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although a client generally has no minimum purchase commitment under a contract and the contracts are generally cancelable on short or no notice without penalty. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 15%, 16%, and 19% of the Company’s total revenue in 2015, 2014, and 2013, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

We rely on third parties whose actions could have a material adverse effect on our business.

We outsource certain operations and engage third parties to perform work needed to fulfill our client services. For example, we use vendors to perform certain printing, mailing, information transmittal and other services related to our survey operations. If any of these vendors cease to operate or fail to adequately perform the contracted services and alternative resources and processes are not utilized in a timely manner, our business could be adversely affected. The loss of any of our key vendors could impair our ability to perform our client services and result in lower revenues and income. It would also be time-consuming and expensive to replace, either directly or through other vendors, the services performed by these vendors, which could adversely impact revenues, expenses and net income. Furthermore, our ability to monitor and direct our vendors’ activities is limited. If their actions and business practices violate policies, regulations or procedures otherwise considered illegal, we could be subject to reputational damage or litigation which would adversely affect our business.

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews. If our mail survey operations are disrupted and we are unable to mail our surveys in a timely manner, then our revenue and net income could be negatively impacted. If receptivity to our survey and interview methods by respondents declines, or, for some other reason, their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected with a corresponding effect on our operating and net income. We also rely on third-party panels of pre-recruited consumer households to produce Market Insights (formerly “Ticker”) in a timely manner. If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce Market Insights . In either case, our operating and net income could be negatively affected.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock and class B common stock. The class B common stock has one vote per share on all matters and the class A common stock has one-one-hundredth (1/100th) of one vote per share. As of February 22, 2016, the class B common stock constituted approximately 94% of NRC's total voting power. As a result, holders of class B common stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into significant corporate transactions. A majority of the class B common stock is owned by Michael D. Hays, our Chief Executive Officer.

As of February 22, 2016, approximately 56% of the outstanding class B common stock and approximately 29% of the outstanding class A common stock was owned by Mr. Hays, and that collectively constituted approximately 54% of the Company's total voting power. As a result, Mr. Hays can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by Mr. Hays.

The market prices of our two classes of common stock may be volatile and shareholders may be unable to resell shares at or above the price at which the shares were acquired.

The market price of stock can be highly volatile. As a result, the market prices and trading volumes of each of our two classes of common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

●	Variations in our financial performance and that of similar companies;
●	Regulatory and other developments that may impact the demand for our services;
●	Reaction to our press releases, public announcements and filings with the Securities and Exchange Commission;
●	Client, market and industry perception of our services and performance;
●	Actions of our competitors;
●	Changes in earnings estimates or recommendations by analysts who follow our stock;
●	Loss of key personnel;
●	Investor or management team sales of our stock;
●	Changes in accounting principles; and
●	Variations in general market, economic and political conditions or financial markets.

Any of these factors, among others, may result in changes in the trading volumes and/or market prices of each of our classes common stock. Following periods of volatility in the market price of a company’s securities, shareholders have often filed securities class-action lawsuits. Our involvement in a class-action lawsuit would result in substantial legal fees and divert our senior management’s attention from operating our business, which could harm our business and net income.

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

Reputational harm could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain a good reputation is critical to selling our services. Our reputation could be adversely impacted by any of the following, (whether or not valid): the failure to maintain high ethical and social standards; the failure to perform our client services in a timely manner; violations of laws and regulations; and the failure to maintain an effective system of internal controls or to provide accurate and timely financial information. Damage to our reputation or loss of our clients’ confidence in our services for any of these, or any other reasons, could adversely impact our business, revenues, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

Our operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the nature of the services we offer, we are subject to significant commercial, trade and privacy regulations. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on our business and our results of operation. For example, recent years have seen an increase in the development or enforcement of legislation related to healthcare reform, privacy, trade compliance and anti-corruption. Additionally, some of the services we provide include information our clients need to fulfill regulatory reporting requirements. If our services result in errors or omissions in our clients’ regulatory reporting, we may be subject to loss of clients, reputational harm or litigation, each potentially adversely impacting our business. Furthermore, although we maintain a variety of internal policies and controls designed to educate, discourage, prevent and detect violations of such laws, we cannot guarantee that such actions will be effective or sufficient or that individual employees will not engage in inappropriate behavior in breach of our policies. Such conduct, or even an allegation of misbehavior, could result in material adverse reputational harm, costly investigations, severe criminal or civil sanctions, or could disrupt our business, and could negatively affect our results of operations or financial condition.

Failure to comply with public company regulations could adversely impact our profitability.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Additionally, laws, regulations and standards relating to corporate governance and public disclosure are subject to varying interpretations and continue to develop and change. If we misinterpret or fail to comply with these rules and regulations, our legal and financial compliance costs and net income may be adversely affected.

Our growth strategy includes future acquisitions which involve inherent risk.

In order to expand services or technologies to existing clients and increase our client base, we have historically, and may in the future, make strategic business acquisitions that we believe complement our business. Acquisitions have inherent risks which may have material adverse effects on our business, financial condition, or results of operations, including, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; and (9) a write-off of goodwill, software development costs, client lists, other intangibles and amortization of expenses. If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations.

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

The following table sets forth the range of high and low sales prices for, and dividends declared on the class A common stock and class B common stock for the period from January 1, 2014, through December 31, 2015:

	Class A				Class B
	High	Low	Dividends Declared Per Common Share	-	High	Low	Dividends Declared Per Common Share
2014 Quarter Ended:
March 31	$19.59	$13.64	--		$43.88	$33.31	--
June 30	$17.20	$13.04	--		$44.95	$36.05	--
September 30	$15.01	$12.70	--		$41.95	$36.01	--
December 31	$18.40	$12.41	$0.06		$39.30	$30.20	$0.36

2015 Quarter Ended
March 31	$16.67	$13.00	$0.06		$36.20	$31.26	$0.36
June 30	$15.25	$13.29	$0.06		$35.50	$31.50	$0.36
September 30	$15.21	$10.72	$0.06		$35.50	$27.54	$0.36
December 31	$17.42	$11.32	$0.44		$38.22	$31.88	$2.64

Cash dividends in the aggregate amount of $26.0 million were declared in 2015 with $7.6 million paid in 2015 and the remaining $18.4 million paid in January 2016. Cash dividends were declared in December 2014 and paid in January 2015 in the aggregate amount of $2.5 million. The payment and amount of future dividends, if any, is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions, alternative uses of the Company’s earnings and other factors.

On February 22, 2016, there were approximately 18 shareholders of record and approximately 992 beneficial owners of the class A common stock and approximately 18 shareholders of record and approximately 959 beneficial owners of the class B common stock.

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of February 22, 2016, 4,652,800 shares of class A common stock and 753,008 shares of class B common stock have been repurchased under that authorization. No class B common stock was repurchased during the three-month period ended December 31, 2015.

The table below summarizes repurchases of class A common stock during the three-month period ended December 31, 2015.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Oct 1	–	Oct 31, 2015	1,709	$11.78	1,709	280,491
Nov 1	–	Nov 30, 2015	--	--	--	280,491
Dec 1	–	Dec 31, 2015	--	--	--	280,491

The following graph compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010 (or on May 23, 2013 for our class A common stock which was the first day it was traded), and its relative performance is tracked through December 31, 2015. In accordance with Securities and Exchange Commission guidance, in calculating the cumulative 5-year total return on our class B common stock, we gave retroactive effect to the May 2013 Recapitalization (i.e., as if it had occurred on December 31, 2010).

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN DATA

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/10	12/11	12/12	5/23/13	12/13	12/14	12/15

National Research Corporation - Class B	100.00	116.34	170.98	---	200.20	209.57	232.32
National Research Corporation - Class A	---	---	---	100.00	94.10	70.25	83.85
NASDAQ Composite	100.00	100.53	116.92	---	166.19	188.78	199.95
Russell 2000	100.00	95.82	111.49	---	154.78	162.35	155.18

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2015, 2014, and 2013, and the selected balance sheet data at December 31, 2015 and 2014, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2012 and 2011, and the balance sheet data at December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements not included herein. The Company acquired Digital Assent, LLC (“Digital Assent”) on October 28, 2014 and disposed of selected assets and liabilities related to the clinical workflow product of its Predictive Analytics operating segment on December 21, 2015. The acquisition and disposal did not have a significant impact on the Company’s financial results, therefore, the historical data in the table below have not been adjusted.

	Year Ended December 31, (a)
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$102,343	$98,837	$92,590	$86,421	$75,767
Operating expenses:
Direct	44,610	41,719	38,844	35,461	28,667
Selling, general and administrative	27,177	25,018	25,208	23,542	23,300
Depreciation and amortization	4,109	3,804	3,732	4,699	5,065
Total operating expenses	75,896	70,541	67,784	63,702	57,032
Operating income	26,447	28,296	24,806	22,719	18,735
Other income (expense)	913	(204)	(318)	(512)	(575)
Income before income taxes	27,360	28,092	24,488	22,207	18,160
Provision for income taxes	9,750	9,936	9,004	7,139	6,596
Net income	$17,610	$18,156	$15,484	$15,068	$11,564
Earnings per share common stock: Basic Earnings per share:
Class A	$0.42	$0.44	$0.37	$0.37	$0.29
Class B	$2.52	$2.62	$2.25	$2.22	$1.73
Diluted Earnings per share:
Class A	$0.41	$0.43	$0.37	$0.36	$0.28
Class B	$2.49	$2.57	$2.20	$2.17	$1.69

Weighted average share and share equivalents outstanding:
Class A – basic	20,741	20,764	20,677	20,325	20,016
Class B – basic	3,478	3,473	3,447	3,388	3,336
Class A - diluted	20,981	21,076	21,099	20,854	20,526
Class B - diluted	3,522	3,536	3,514	3,476	3,421

	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital surplus (deficiency)	$11,940	$25,262	$12,784	$(11,483)	$(2,262)
Total assets	129,099	129,510	111,088	100,046	100,676
Total debt and capital lease obligations, including current portion	5,917	8,386	10,546	12,763	14,912
Total shareholders’ equity	$74,222	$87,748	$71,755	$56,742	$55,554

(a)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Note 1 to the accompanying consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and loyalty for healthcare providers, payers and other healthcare organizations. The Company’s solutions enable its clients to provide customer-centric healthcare through understanding the voice of the customer to improve patient experience, engagement and loyalty, while also facilitating regulatory compliance and the shift to population-based health management for its clients. The Company’s ability to measure what matters most and systematically capture, analyze and deliver to its clients self-reported information from patients, families and consumers is critical in today’s healthcare market. NRC believes that access to and analysis of its extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage patients and consumers in an effort towards effective population-based health management.

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

The first, an acquisition of Digital Assent, a company with a healthcare technology platform, created a Center of Excellence in Atlanta, Georgia, responsible for developing novel solutions to enhance consumer decision-making in the selection of healthcare providers. The all-cash consideration paid at closing was $2.6 million.

The second, an investment which included an option for a potential acquisition of a partner company that had developed a talent-matching solution to accelerate the formation of high-performing teams.  The cash consideration paid was $800,000, of which $657,000 was allocated to the purchase option and the remaining $143,000 to a license and work to be performed. The option provided NRC with the right to acquire the partner company for $4.1 million on or before March 31, 2015. The option was extended until June 30, 2015. NRC did not exercise the option and, accordingly, it expired in June 2015.

Divestitures

On December 21, 2015, the Company completed the sale of selected assets and liabilities related to the clinical workflow product of the Predictive Analytics operating segment, for a net cash amount of approximately $1.6 million.  The Company recorded a gain of approximately $1.1 million from the sale in the fourth quarter of 2015, which is included in other income on the Consolidated Statement of Income.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for 2015 include:

●	Revenue recognition;
●	Valuation of goodwill and identifiable intangible assets;
●	Income taxes; and
●	Business combinations.

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

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of our intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of an intangible asset with an indefinite life exceeds its fair value, then the intangible asset is written-down to their fair values. The Company did not recognize any impairment related to our indefinite-lived intangible assets during 2015, 2014 or 2013.

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

The Company performed a qualitative analysis as of October 1, 2015, which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2015, 2014 or 2013.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired, especially intangible assets. As a result, in the case of significant acquisitions we typically engage third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could impact the accuracy or validity of the estimates and assumptions.

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

	Percentage of Total Revenue Year Ended December 31,				Percentage Increase (Decrease)
	2015	2014	2013	-	2015 over 2014		2014 over 2013

Revenue	100.0%	100.0%		100.0%	3.5%		6.7%
Operating expenses:
Direct	43.6	42.2		42.0	6.9		7.4
Selling, general and administrative	26.6	25.3		27.2	8.6		(0.8)
Depreciation and amortization	4.0	3.8		4.0	8.0		1.9
Total operating expenses	74.2	71.4		73.2	7.6		4.1

Operating income	25.8%	28.6%		26.8%	(6.5%	)	14.1%

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Revenue. Revenue in 2015 increased 3.5% to $102.3 million, compared to $98.8 million in 2014, which was driven primarily by a combination of continued gains in market share and vertical growth in our existing client base. Revenue from subscription-based agreements comprised 86.6% of the total revenue in 2015, compared to 82.3% of total revenue in 2014.

Direct expenses. Direct expenses increased 6.9% to $44.6 million in 2015, compared to $41.7 million in 2014. Variable expenses increased $1.1 million primarily from increased postage and printing of $989,000, and contracted survey-related costs of $ 416,000, partially offset by a reduction in labor costs of $334,000. Fixed expenses increased $1.8 million primarily due to increased salary and benefit costs from the Digital Assent acquisition in 2014 and staffing additions in the customer service area, and increased equipment lease costs from the acquisition. Direct expenses increased as a percentage of revenue to 43.6% in 2015 from 42.2% in 2014 primarily due to the staffing additions from the acquisition and growth in customer service support.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.6% to $27.2 million in 2015, compared to $25.0 million in 2014, primarily due to increased salary and benefit costs of $1.1 million (which includes $581,000 of increased share-based compensation expense), the $657,000 write-off of the purchase option for a potential acquisition in 2015, increased contracted service costs of $328,000, increased maintenance and repairs expense of $278,000 (primarily due to repairs to the Company’s headquarters building), and higher software license and computer supplies fees of $247,000. These were partially offset by decreased recruiting and bad debt expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 26.6% in 2015, from 25.3% in 2014, due to expense growth of 8.6% while revenue grew at 3.5%.

Depreciation and amortization. Depreciation and amortization expenses increased 8.0% to $4.1 million in 2015 compared to $3.8 million in 2014 due to increased customer relationship and technology intangible amortization from the acquisition in October 2014 and increased depreciation costs from computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.0% in 2015 from 3.8% during in 2014.

Other income (expense). Other income (expense) increased to $913,000 of other income in 2015 compared to ($204,000) of other expense in 2014. This was primarily due to the $1.1 million gain on the sale of selected assets and liabilities related to the clinical workflow product of the Predictive Analytics operating segment.

Provision for income taxes. Provision for income taxes was $9.8 million (35.6% effective tax rate) in 2015, compared to $9.9 million (35.4% effective tax rate) in 2014. The effective tax rate for the twelve-month period ended December 31, 2015, is higher than the rate in the same period of 2014 primarily due to slightly higher projected state tax rates and less benefit from the foreign tax rate differential.

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

The Company made capital contributions to Connect totaling $2.8 million through December 31, 2015 and will make additional capital contributions up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. Under the amended Connect operating agreement, NRC has the option to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC has the option to acquire approximately one-third of Illuminate Health’s equity units when new annual recurring contract value reaches each of $7 million, $14 million, and $20 million.

As of December 31, 2015, our principal sources of liquidity included $42.1 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note. Of this cash, $9.3 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2015, that an additional tax liability of $534,000 would become due if repatriation of undistributed earnings would occur. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement.

Working Capital

The Company had a working capital surplus of $11.9 million on December 31, 2015, compared to a $25.3 million working capital surplus on December 31, 2014. The change in the working capital balance was primarily due to dividends declared in 2015. Dividends had previously been suspended since the latter half of 2013 in order to maximize cash for investment opportunities. Investments were made in two strategic technology investments in October 2014. Cash dividends in the aggregate amount of $26.0 million were declared in 2015 with $7.6 million paid in 2015 and the remaining $18.4 million paid in January 2016.  Cash dividends were declared in December 2014 and paid in January 2015 in the aggregate amount of $2.5 million.  The payment and amount of future dividends are at the discretion of the Company’s Board of Directors. The deferred revenue balances as of December 31, 2015 and December 31, 2014, were $14.8 million and $15.1 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Provided by operating activities	$21,886	$26,197	$19,315
Used in investing activities	(1,326)	(5,723)	(2,188)
Used in financing activities	(16,869)	(1,730)	(2,824)
Effect of exchange rate changes on cash	(1,588)	(794)	(497)
Net increase in cash and cash equivalents	2,103	17,950	13,806
Cash and cash equivalents at end of period	$42,145	$40,042	$22,092

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, and the effect of working capital changes.

Net cash provided by operating activities was $21.9 million for the year ended December 31, 2015, which included net income of $17.6 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, gain on sale from operating segment, write off of purchase option, tax benefit from exercise of stock options, and non-cash stock compensation totaling $3.8 million. Changes in working capital increased cash flows from operating activities by $472,000, primarily due to decreases in income taxes recoverable, and timing of payments related to accrued expenses, wages, bonus and profit sharing and deferred revenue. These increases were offset in part by decreases in accounts payable and increases in accounts receivables and unbilled revenues, which fluctuate due to the timing and frequency of billings on new and renewal contracts.

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

Cash Flows from Investing Activities

Net cash of $1.3 million was used for investing activities in the year ended December 31, 2015. Purchases of property and equipment totaled $2.9 million. The Company received $1.6 million in cash for the December 21, 2015 sale of selected assets and liabilities related to the clinical workflow product of the Predictive Analytics operating segment.

Net cash of $5.7 million was used for investing activities in the year ended December 31, 2014. Purchases of property and equipment totaled $2.5 million. The Company paid $2.6 million in cash for the October 2014 acquisition of Digital Assent and $657,000 for the option to purchase a partner company.

Net cash of $2.2 million was used for investing activities in the year ended December 31, 2013. Purchases of property and equipment totaled the $2.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $16.9 million in the year ended December 31, 2015. Cash was used to repay borrowings under the term note totaling $2.3 million and for capital lease obligations of $173,000. Cash was used to pay $10.1 million of dividends, purchase non-controlling interests in Connect totaling $2.8 million, purchase treasury stock totaling $1.7 million and repurchase shares for payroll tax withholdings related to share-based compensation of $92,000. These were partially offset by the cash provided from the excess tax benefit from share-based compensation of $240,000.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $1.6 million, $794,000, and $497,000 in the years ended December 31, 2015, 2014, and 2013, respectively.

Capital Expenditures

Capital expenditures for the year ended December 31, 2015 were $2.9 million. These expenditures consisted mainly of computer software and computer hardware. The Company expects similar capital expenditure purchases in 2016 consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at December 31, 2015 was $5.7 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2015, and throughout 2015, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2015, the Company was in compliance with the financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of December 31, 2015 was $177,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2015:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,359	$579	$678	$102	$--
Capital leases	183	78	105	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	5,962	2,550	3,412	--	--
Total	$7,504	$3,207	$4,195	$102	$--

(1) Amounts are inclusive of interest payments, where applicable.
(2) We have $460,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Shareholders’ equity decreased by $13.5 million to $74.2 million in 2015, from $87.7 million in 2014. The decrease was primarily due to dividends declared of $26.0 million, the acquisition of non-controlling interests of $2.8 million, share repurchases of $2.2 million and changes in the cumulative translation adjustment of $2.2 million, partially offset by net income of $17.6 million, $1.4 million of related share-based compensation, $200,000 from the tax benefit of share-based compensation, and $406,000 from the exercise of options.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. As of December 31, 2015, the remaining number of shares that could be purchased under this authorization was 280,491 shares of class A common stock and 69,491 shares of class B common stock.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-8 (“ASU 2014-8”) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which narrows the definition of discontinued operations. Only disposals of components (or groups of components) of an entity that represent a strategic shift that has or will have a major effect on the entity’s operations are reported as discontinued operations under the new standard. The standard is effective prospectively for annual and interim reporting periods in fiscal years beginning after December 15, 2014. The Company adopted ASU 2014-8 on January 1, 2015.  In accordance with ASU 2014-8, the sale of selected assets and liabilities related to the clinical workflow product of our Predictive Analytics operating segment did not qualify as a discontinued operation.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. However, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  The Company has the option to adopt as of the original effective date of December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and expects to adopt the guidance through the retrospective transition method. NRC is in the process of developing and testing changes to our processes and systems. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation—Amendments to the Consolidation Analysis (Topic 810)” (“ASU 2015-02”), which requires reporting entities to reevaluate whether certain legal entities should be consolidated under the revised consolidation model. This ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not believe the adoption of ASU 2015-02 will significantly impact its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted.  The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation losses were $2.2 million, $1.1 million, and $822,000 in 2015, 2014 and 2013, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 100 basis point movement in the value of the U.S. dollar would impact our reported cash balance by approximately $1.3 million. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2015, our fixed-rate term debt totaled $5.7 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2015, would not have a material effect on the estimated fair value of our fixed-rate debt outstanding at December 31, 2015.

Borrowings under our revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management. Borrowings under the revolving credit note may not exceed the lesser of a calculated borrowing base or $6.5 million. There were no borrowings outstanding under our revolving credit note at December 31, 2015, or at any time during 2015. A sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2015. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2015	Sept 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept 30, 2014	June 30, 2014	Mar. 31, 2014

Revenue	$26,365	$25,244	$24,464	$26,270	$25,124	$23,682	$24,001	$26,030
Direct expenses	11,365	11,006	10,440	11,799	10,848	9,769	10,773	10,329
Selling, general and administrative expenses	6,294	6,620	6,636	7,627	6,863	5,805	5,984	6,366
Depreciation and amortization	1,000	1,070	1,024	1,015	994	949	926	935
Operating income	7,706	6,548	6,364	5,829	6,419	7,159	6,318	8,400
Other income (expense)	1,062	(63)	(39)	(47)	(43)	(52)	(52)	(57)
Provision for income taxes	2,841	2,346	2,261	2,302	2,276	2,555	2,215	2,890
Net income	$5,927	$4,139	$4,064	$3,480	$4,100	$4,552	$4,051	$5,453
Earnings per share of common stock:
Basic earnings per share
Class A	$0.14	$0.10	$0.10	$0.08	$0.10	$0.11	$0.10	$0.13
Class B	$0.85	$0.59	$0.58	$0.50	$0.59	$0.66	$0.58	$0.79
Dilutive earnings per share
Class A	$0.14	$0.10	$0.10	$0.08	$0.10	$0.11	$0.10	$0.13
Class B	$0.84	$0.59	$0.57	$0.49	$0.58	$0.64	$0.57	$0.77
Weighted average shares outstanding – basic
Class A	20,656	20,726	20,790	20,792	20,773	20,771	20,771	20,742
Class B	3,478	3,478	3,478	3,478	3,474	3,474	3,474	3,469
Weighted average shares outstanding - diluted
Class A	20,936	20,937	21,029	21,033	21,075	21,035	21,073	21,134
Class B	3,523	3,521	3,522	3,524	3,529	3,536	3,539	3,541

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Research Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Research Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2016

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$42,145	$40,042
Trade accounts receivable, less allowance for doubtful accounts of $173 and $206, respectively	9,808	8,116
Unbilled revenue	1,435	1,169
Prepaid expenses	1,482	1,418
Income taxes receivable	157	1,100
Deferred income taxes	1,050	349
Other current assets	34	994
Total current assets	56,111	53,188

Net property and equipment	11,125	12,143
Intangible assets, net	3,778	5,456
Goodwill	57,792	58,489
Other	293	234

Total assets	$129,099	$129,510

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,402	$2,328
Accounts payable	614	830
Accrued wages, bonus and profit sharing	4,391	4,365
Accrued expenses	2,706	2,535
Current portion of capital lease obligations	74	151
Income taxes payable	701	110
Dividends payable	18,440	2,512
Deferred revenue	14,843	15,095
Total current liabilities	44,171	27,926

Notes payable, net of current portion	3,337	5,740
Deferred income taxes	6,794	7,432
Deferred revenue	4	123
Other long term liabilities	571	541
Total liabilities	54,877	41,762

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,592,812 in 2015 and 25,475,662 in 2014, outstanding 20,848,168 in 2015 and 20,894,286 in 2014	26	25
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,271,413 in 2015 and 4,251,889 in 2014, outstanding 3,510,150 in 2015 and 3,494,865 in 2014	4	4
Additional paid-in capital	44,103	44,864
Retained earnings	65,313	73,686
Accumulated other comprehensive (loss) income, foreign currency translation adjustment	(2,995)	(773)
Treasury stock, at cost; 4,744,644 Class A shares, 761,263 Class B shares in 2015 and 4,581,376 Class A shares, 757,024 Class B shares in 2014	(32,229)	(30,058)
Total shareholders’ equity	74,222	87,748

Total liabilities and shareholders’ equity	$129,099	$129,510

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except for per share amounts)

	2015	2014	2013

Revenue	$102,343	$98,837	$92,590

Operating expenses:
Direct	44,610	41,719	38,844
Selling, general and administrative	27,177	25,018	25,208
Depreciation and amortization	4,109	3,804	3,732
Total operating expenses	75,896	70,541	67,784

Operating income	26,447	28,296	24,806

Other income (expense):
Interest income	60	83	63
Interest expense	(220)	(305)	(397)
Other, net	1,073	18	16

Total other expense	913	(204)	(318)

Income before income taxes	27,360	28,092	24,488

Provision for income taxes	9,750	9,936	9,004

Net income	$17,610	$18,156	$15,484

Earnings per share of common stock:
Basic earnings per share:
Class A	$0.42	$0.44	$0.37
Class B	$2.52	$2.62	$2.25
Diluted earnings per share:
Class A	$0.41	$0.43	$0.37
Class B	$2.49	$2.57	$2.20

Weighted average shares and share equivalents outstanding
Class A - basic	20,741	20,764	20,677
Class B - basic	3,478	3,473	3,447
Class A - diluted	20,981	21,076	21,099
Class B - diluted	3,522	3,536	3,514

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of comprehensive income
(In thousands)

	2015	2014	2013

Net Income	$17,610	$18,156	$15,484

Other comprehensive loss:
Cumulative translation adjustment	$(2,222)	$(1,075)	$(822)
Other comprehensive loss	$(2,222)	$(1,075)	$(822)

Comprehensive Income	$15,388	$17,081	$14,662

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands except share and per share amounts)

	Common Stock A	Common Stock B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balances at December 31, 2012	$25	$4	$39,493	$44,700	$1,124	$(28,604)	$56,742
Purchase of 11,445 shares of class A and 1908 shares of class B treasury stock	--	--	--	--	--	(206)	(206)
Issuance of 155,253 class A common shares and 31,876 class B shares for the exercise of stock options	--	--	990	--	--	--	990
Tax benefit from the exercise of options and restricted stock	--	--	755	--	--	--	755
Non-cash stock compensation expense	--	--	955	--	--	--	955
Fractional share cashed out	--	--	(1)	--	--	--	(1)
Dividends declared of $0.05 and $0.31 per A and B common share, respectively	--	--	--	(2,142)	--	--	(2,142)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(822)	--	(822)
Net income	--	--	--	15,484	--	--	15,484
Balances at December 31, 2013	$25	$4	$42,192	$58,042	$302	$(28,810)	$71,755
Purchase of 65,131 shares of class A and 4,317 shares of class B treasury stock	--	--	--	--	--	(1,248)	(1,248)
Issuance of 140,595 class A common shares and 23,432 class B shares for the exercise of stock options	--	--	1,308	--	--	--	1,308
Tax benefit from the exercise of options and restricted stock	--	--	622	--	--	--	622
Issuance of restricted common shares, net of forfeitures (50,038 class A and 8,340 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	742	--	--	--	742
Dividends declared of $0.06 and $0.36 per A and B common share, respectively	--	--	--	(2,512)	--	--	(2,512)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(1,075)	--	(1,075)
Net income	--	--	--	18,156	--	--	18,156
Balances at December 31, 2014	$25	$4	$44,864	$73,686	$(773)	$(30,058)	$87,748
Purchase of 163,268 shares of class A and 4,239 shares of class B treasury stock	--	--	--	--	--	(2,171)	(2,171)
Issuance of 43,983 class A common shares and 7,330 class B shares for the exercise of stock options	--	--	406	--	--	--	406
Tax benefit from the exercise of options and restricted stock	--	--	240	--	--	--	240
Issuance of restricted common shares, net of forfeitures (73,168 class A and 12,194 class B)	1	--	(1)	--	--	--	--
Non-cash stock compensation expense	--	--	1,383	--	--	--	1,383
Dividends declared of $0.62 and $3.72 per A and B common share, respectively	--	--	--	(25,983)	--	--	(25,983)
Acquisition of non-controlling interest	--	--	(2,789)	--	--	--	(2,789)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(2,222)	--	(2,222)
Net income	--	--	--	17,610	--	--	17,610
Balances at December 31, 2015	$26	$4	$44,103	$65,313	$(2,995)	$(32,229)	$74,222

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$17,610	$18,156	$15,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,109	3,804	3,732
Deferred income taxes	(1,361)	107	58
Reserve for uncertain tax positions	93	182	(42)
Loss on disposal of property and equipment	-	2	23
Gain on sale from operating segment	(1,102)	-	-
Write-off of purchase option	657	-	-
Tax benefit from exercise of stock options	25	93	84
Non-cash share-based compensation expense	1,383	742	955
Change in assets and liabilities, net of effect of acquisition and disposal:
Trade accounts receivable	(1,777)	2,914	970
Unbilled revenue	(390)	66	(386)
Prepaid expenses	207	(2)	(166)
Other current assets	-	-	76
Accounts payable	(224)	163	331
Accrued expenses, wages, bonus and profit sharing	755	(367)	212
Income taxes receivable and payable	1,504	(715)	(100)
Deferred revenue	397	1,052	(1,916)
Net cash provided by operating activities	21,886	26,197	19,315

Cash flows from investing activities:
Purchases of property and equipment	(2,939)	(2,492)	(2,188)
Option purchase	--	(657)	--
Acquisition, net of cash acquired	--	(2,574)	--
Net proceeds from sale of operating segment	1,613	--	--
Net cash used in investing activities	(1,326)	(5,723)	(2,188)

Cash flows from financing activities:
Payments on notes payable	(2,328)	(2,256)	(2,112)
Payments on capital lease obligations	(173)	(156)	(110)
Cash paid for non-controlling interest	(2,789)	--	--
Proceeds from exercise of stock options	-	408	840
Excess tax benefit from share-based compensation	240	622	755
Repurchase of shares for payroll tax withholdings related to share-based compensation	(92)	(348)	(55)
Purchase of Treasury Stock	(1,673)	--	--
Payment of dividends on common stock	(10,054)	--	(2,142)
Net cash used in financing activities	(16,869)	(1,730)	(2,824)

Effect of exchange rate changes on cash	(1,588)	(794)	(497)
Net increase in cash and cash equivalents	2,103	17,950	13,806

Cash and cash equivalents at beginning of period	40,042	22,092	8,286

Cash and cash equivalents at end of period	$42,145	$40,042	$22,092

Supplemental disclosure of cash paid for:
Interest expense, net of $14, $10, and $24 capitalized, respectively	$207	$284	$368
Income taxes	$9,377	$9,874	$8,181

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations for property and equipment originating during the years ended December 31, 2015, 2014 and 2013 was $32, $248, and $5, respectively.

In connection with the Company’s equity incentive plans, certain optionees tendered to the Company previously owned shares to pay for the option strike price. The total non-cash stock options exercised was $406, $900 and $150 for the years ended December 31, 2015, 2014, and 2013, respectively.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation (“NRC” or the “Company”) is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and loyalty for healthcare providers, payers and other healthcare organizations in the United States and Canada. The Company’s ten largest clients accounted for 15%, 16%, and 19% of the Company’s total revenue in 2015, 2014, and 2013, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, National Research Corporation Canada, and its majority-owned subsidiary, Customer-Connect, LLC (“Connect”). Prior to becoming a majority-owned subsidiary, the accounts of Connect, a variable interest entity for which NRC had been deemed the primary beneficiary, were included in the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated.

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statement information to conform to the 2015 financial statement presentation. There was no impact on the previously reported net income and earnings per share.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired, especially intangible assets. As a result, in the case of significant acquisitions we typically engage third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants.

Segment Information

During 2015, the Company changed its operating segments from three to seven to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. The Company’s seven operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The seven operating segments were Experience, The Governance Institute, Market Insights, Reputation, Predictive Analytics, National Research Corporation Canada and Connect, each of which offer a portfolio of solutions to address specific market needs around growth, informing, engagement and thought leadership for healthcare organizations.  As discussed in Note 3, on December 21, 2015, selected assets and liabilities were sold from the Predictive Analytics operating segment, reducing the number of operating segments to six as of December 31, 2015.

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

For costs of software developed for internal use, the Company expenses computer software costs as incurred in the preliminary project stage, which involves the conceptual formulation, evaluation and selection of technology alternatives. Costs incurred related to the design, coding, installation and testing of software during the application project stage are capitalized. Costs for training and application maintenance are expensed as incurred. The Company has capitalized approximately $2.0 million of internal and external costs incurred for the development of internal-use software for each of the years ended December 31, 2015 and 2014, with such costs classified as property and equipment.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during the years ended December 31, 2015, 2014, or 2013.

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

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2015, 2014 or 2013.

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

The Company performed a qualitative analysis as of October 1, 2015 which did not indicate that it was more likely than not that the carrying values of the reporting units exceeded fair value. No impairments were recorded during the years ended December 31, 2015, 2014 or 2013.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives. During the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax benefits relating to these tax credits of $156,000, $224,000, and $290,000, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

Amounts recognized in the financial statements with respect to these plans:

	2015	2014	2013
	(In thousands)
Amounts charged against income, before income tax benefit	$1,383	$742	$955
Amount of related income tax benefit	(505)	(269)	(377)
Total impact to net income	$878	$473	$578

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $39.8 million and $39.1 million as of December 31, 2015, and 2014, respectively, consisting primarily of money market accounts and funds invested in commercial paper. At certain times, cash equivalent balances may exceed federally insured limits.

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

Commercial paper included in cash equivalents is valued at amortized cost, which approximates fair value due to its short-term nature. These are included as a Level 2 measurement in the table below.

The following details the Company’s financial assets and liabilities within the fair value hierarchy at December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2015
Money Market Funds	$8,954	$--	$--	$8,954
Commercial Paper	$--	$30,872	$--	$30,872
Total	$8,954	$30,872	$--	$39,826

As of December 31, 2014
Money Market Funds	$9,442	$--	$--	$9,442
Commercial Paper	$--	$29,686	$--	$29,686
Total	$9,442	$29,686	$--	$39,128

There were no transfers between levels during the years ended December 31, 2015 and 2014.

The Company's long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2015	December 31, 2014
	(In thousands)
Total carrying amount of long-term debt	$5,739	$8,068
Estimated fair value of long-term debt	$5,708	$7,997

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2015 and 2014, there was no impairment related to property and equipment, goodwill and other intangible assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. At December 31, 2015, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

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

At December 31, 2015, 2014, and 2013, the Company had 556,418, 347,852 and 99,562 options of class A shares and 59,530, 21,248, and 6,407 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value. At December 31, 2015, 1,544 shares of class B restricted stock were excluded from the diluted net income per share computation because the grant price exceeds the fair market value.

	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$8,759	$8,851	$9,062	$9,094	$7,741	$7,743
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(76)	(77)	--	--	--	--
Net income attributable to common shareholders	$8,683	$8,774	$9,062	$9,094	$7,741	$7,743
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,741	3,478	20,764	3,473	20,677	3,447
Net income per share - basic	$0.42	$2.52	$0.44	$2.62	$0.37	$2.25
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$8,683	$8,774	$9,062	$9,094	$7,741	$7,743
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,741	3,478	20,764	3,473	20,677	3,447
Weighted average effect of dilutive securities – stock options:	240	44	312	63	422	67
Denominator for diluted earnings per share – adjusted weighted average shares	20,981	3,522	21,076	3,536	21,099	3,514
Net income per share - diluted	$0.41	$2.49	$0.43	$2.57	$0.37	$2.20

(2)	Acquisitions

On October 28, 2014, the Company acquired Digital Assent, LLC (“Digital Assent”), a company with a healthcare technology platform. The acquisition created a Center of Excellence in Atlanta, Georgia, responsible for developing novel solutions to enhance consumer decision-making in the selection of healthcare providers. The all-cash consideration paid at closing was $2.6 million.

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date, and the weighted average life of the long-lived assets.

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

The consolidated financial statements as of December 31, 2015 and 2014 and for the years then ended include amounts acquired from, as well as the results of operations of the acquired entity from October 28, 2014 forward. Results of operations for the year ended December 31, 2014 include revenue of $95,000 and an operating loss of $548,000 attributable to the acquired entity since acquisition. Acquisition-related costs of $52,000 are included in selling, general and administrative expenses for the year ended December 31, 2014.

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

Year Ended December 31,
2014
(In thousands, except per share data)

Revenue	$99,266
Net income	$17,642
Basic Earnings per share – Class A	$0.42
Basic Earnings per share – Class B	$2.54
Diluted Earnings per share – Class A	$0.42
Diluted earnings per share – Class B	$2.50

During October 2014, the Company also made an investment which included an option for a potential acquisition of a partner company that had developed a talent-matching solution to accelerate the formation of high-performing teams.  The cash consideration paid was $800,000, of which $657,000 was allocated to the purchase option and the remaining $143,000 to a license and work to be performed. The option provided NRC with the right to acquire the partner company for $4.1 million on or before March 31, 2015. The option was extended until June 30, 2015. NRC did not exercise the option and, accordingly, it expired in June 2015. The $657,000 option was written off in 2015.

(3)	Divestitures

On December 21, 2015, the Company completed the sale of selected assets and liabilities related to the clinical workflow product of the Predictive Analytics operating segment, for a net cash amount of approximately $1.6 million.  The Company recorded a gain of approximately $1.1 million from the sale, which is included in other income on the Statement of Income.  In connection with the closing of the transaction, $300,000 was placed in escrow until December 2016 to cover certain indemnification claims pursuant to the purchase agreement.  The Company will record an additional gain on the sale when and if any of the escrow amount is released.   The lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and, accordingly, it was not classified as a discontinued operation for any of the periods presented.  The following assets and liabilities were included in the sale:

Assets and Liabilities Sold
($ in thousands)

Assets:
Prepaid Expenses	$3
Software and Technology	161
Other intangible assets	819
Goodwill	276
Liabilities:
Deferred Revenue	(748)

Net assets sold	$511

(4)	Connect

Connect was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care. At inception, NRC had a 49% ownership interest in Connect. NG Customer-Connect, LLC held a 25% interest, and the remaining 26% was held by Illuminate Health, LLC. NRC has agreed to lease certain employees to Connect. In return for a fee, Connect services the Company’s discharge call program clients. NRC made initial capital contributions of $2.8 million to Connect, and will make additional capital contributions for up to $1.3 million on an as-needed basis as determined by the Board of Directors of Connect. Profits and losses are allocated under the hypothetical liquidation at book value approach.

In July 2015, the Company acquired all of NG Customer-Connect, LLC’s interest in Connect and a portion of Illuminate Health, LLC’s interest in Connect for combined consideration of $2.8 million. Since the Company previously consolidated Connect, the transaction was accounted for as an equity transaction, resulting in a reduction to additional paid in capital. Following the transaction, the Company owns approximately 89% of Connect and Illuminate Health, LLC owns 11% of Connect. Under the amended Connect operating agreement, NRC has the option to acquire additional equity units from Illuminate Health when new annual recurring contract value reaches targeted levels. NRC has the option to acquire approximately one-third of Illuminate Health, LLC’s equity units when new annual recurring contract value reaches each of $7 million, $14 million, and $20 million

All of Connect’s net losses to date are attributable to NRC. The following table summarizes the impact of changes in the Company’s ownership in Connect had on consolidated shareholders’ equity (in thousands):

	2015	2014	2013

Connect net loss attributable to NRC	$(533)	$(1,488)	$(837)
Decrease in NRC paid in capital due to acquisitions of non-controlling interest	(2,789)	--	--
Change to NRC equity resulting from Connect net loss and acquisitions of non-controlling interest	$(3,322)	$(1,488)	$(837)

(5)	Property and Equipment

At December 31, 2015, and 2014, property and equipment consisted of the following:

	2015	2014
	(In thousands)
Furniture and equipment	$4,738	$4,675
Computer equipment and software	20,042	20,055
Building	9,386	9,577
Land	425	425
	34,591	34,732
Less accumulated depreciation and amortization	23,466	22,589
Net property and equipment	$11,125	$12,143

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2015, 2014, and 2013 was $3.1 million, $3.0 million, and $2.8 million, respectively.

Property and equipment included the following amounts under capital lease:

	2015	2014
	(In thousands)
Furniture and equipment	$787	$767
Computer equipment and software	56	55
	843	822
Less accumulated amortization	567	414
Net assets under capital lease	$276	$408

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2015:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,792		$57,792
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,323	7,726	1,597
Technology		7		1,110	185	925
Trade names	5	-	10	1,572	1,507	65
Total amortizing intangible assets				12,005	9,418	2,587
Total intangible assets other than goodwill				$13,196	$9,418	$3,778

Goodwill and intangible assets consisted of the following at December 31, 2014:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$58,489		$58,489
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	10,857	7,937	2,920
Technology		7		1,110	26	1,084
Non-compete agreements		3		430	430	-
Trade names	5	-	10	1,902	1,641	261
Total amortizing intangible assets				14,299	10,034	4,265
Total intangible assets other than goodwill				$15,490	$10,034	$5,456

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2015, and 2014 (in thousands):

Balance as of December 31, 2013	$57,593
Acquisition	1,124
Foreign currency translation	(228)
Balance as of December 31, 2014	$58,489
Sale of certain assets and liabilities of operating segment	(276)
Foreign currency translation	(421)
Balance as of December 31, 2015	$57,792

Aggregate amortization expense for customer related intangibles, trade names, technology and non-competes for the years ended December 31, 2015, 2014 and 2013 was $995,000, $876,000, and $954,000, respectively. Estimated amortization expense for the next five years is: 2016—$570,000; 2017—$505,000; 2018—$495,000; 2019—$206,000; 2020—$206,000; thereafter $220,000.

(7)	Income Taxes

For the years ended December 31, 2015, 2014, and 2013, income before income taxes consists of the following:

	2015	2014	2013
	(In thousands)
U.S. Operations	$25,536	$25,338	$21,882
Foreign Operations	1,824	2,754	2,606
	$27,360	$28,092	$24,488

Income tax expense consisted of the following components:

	2015	2014	2013
	(In thousands)
Federal:
Current	$9,955	$8,578	$7,169
Deferred	(1,232)	99	195
Total	$8,723	$8,677	$7,364

Foreign:
Current	$455	$714	$716
Deferred	(23)	34	(7)
Total	$432	$748	$709

State:
Current	$680	$448	$1,020
Deferred	(85)	63	(89)
Total	$595	$511	$931

Total	$9,750	$9,936	$9,004

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2015, 2014, and 2013 on pretax income was as follows:

	2015	2014	2013
	(In thousands)
Expected federal income taxes	$9,576	$9,832	$8,571
Foreign tax rate differential	(139)	(239)	(226)
State income taxes, net of federal benefit and state tax credits	391	332	605
Federal tax credits	(150)	(150)	(217)
Uncertain tax positions	93	182	(43)
Deferred tax adjustment due to change in state tax law	39	58	--
Recapitalization expenses	--	--	182
Release of valuation allowance	--	1,124	14
Expiration of capital loss carryforward	--	(1,124)	--
Other	(60)	(79)	118
Total	$9,750	$9,936	$9,004

Deferred tax assets and liabilities at December 31, 2015 and 2014, were comprised of the following:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$58	$71
Accrued expenses	578	529
Share based compensation	1,796	1,239
Accrued bonuses	618	--
Other	94	38
Deferred tax assets	3,144	1,877

Deferred tax liabilities:
Prepaid expenses	261	251
Property and equipment	943	1,319
Intangible assets	7,616	7,308
Other	68	82
Deferred tax liabilities	8,888	8,960
Net deferred tax liabilities	$(5,744)	$(7,083)

At December 31, 2015 and 2014, net deferred tax assets of $1.1 million and $349,000 respectively, were included in current deferred income taxes. At December 31, 2015 and 2014, net deferred tax liabilities of $6.8 million and $7.4 million, respectively, were included in long term deferred income taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences. Therefore, the Company has not recorded a valuation allowance as of December 31, 2015 or 2014. The net impact on income tax expense related to changes in the valuation allowance for 2014 and 2013 were $1.1 million and $14,000 respectively.

The Company had domestic capital loss carryforwards that expired in 2014. The total $3.1 million of the capital loss carryforwards related to the pre-acquisition periods of acquired companies, and the Company had provided a $1.1 million valuation allowance against the $1.1 million tax benefit associated with the capital loss carryforwards.

The undistributed foreign earnings of the Company’s foreign subsidiary of approximately $14.1 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The Company estimated at December 31, 2015, that an additional tax liability of $534,000 would become due if repatriation of undistributed earnings would occur.

The Company had an unrecognized tax benefit at December 31, 2015 and 2014, of $450,000 and $360,000, respectively, excluding interest of $10,000 and $8,000, respectively, and penalties in 2015 and 2014 of $7,000. Of these amounts, $244,000 and $210,000 at December 31, 2015 and 2014, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $206,000 and $150,000 at December 31, 2015 and 2014, respectively, would have no impact on the effective tax rate, if recognized. The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

The change in the unrecognized tax benefits for 2015 and 2014 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2013	$188
Reductions due to lapse of applicable statute of limitations	(26)
Additions based on tax positions of prior years	10
Additions based on tax positions related to the current year	188
Balance of unrecognized tax benefits at December 31, 2014	$360

Reductions due to lapse of applicable statute of limitations	(24)
Reductions based on tax positions of prior years	(3)
Additions based on tax positions related to the current year	117
Balance of unrecognized tax benefits at December 31, 2015	$450

The Company files a U.S. federal income tax return, various state jurisdictions and a Canada federal and provincial income tax return. The 2012 to 2015 U.S. federal and state returns remain open to examination. The Company is currently under a United States federal tax examination for the tax year ended December 31, 2013. The 2011 to 2015 Canada federal and provincial income tax returns remain open to examination.

(8)	Notes Payable

Notes payable consisted of the following:

	2015	2014
	(In thousands)
Revolving credit note with U.S. Bank, maximum available $6.5 million subject to borrowing base, matures June 30, 2016	$--	$--
Note payable to U.S. Bank for $11.8 million, interest at a 3.12% fixed rate, 60 monthly principal and interest payments of $212,468 through April 2018	5,739	8,068
Total notes payable	5,739	8,068
Less current portion	2,402	2,328
Note payable, net of current portion	$3,337	$5,740

The Company’s revolving credit note was renewed in June 2015 to extend the term to June 30, 2016. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2015, and throughout 2015, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of December 31, 2015.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2015, the Company was in compliance with the financial covenants.

The remaining note payable maturities for each year subsequent to December 31, 2015, are as follows:

	Total Payments	2016	2017	2018
		(In thousands)
Notes payable	$5,739	$2,402	$2,480	$857

(9)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards.

The National Research Corporation 2001 Equity Incentive Plan (“2001 Equity Incentive Plan”) provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive Plan, at December 31, 2015, there were no shares of stock available for future grants. The Company has accounted for grants of 1,683,309 class A and 280,552 class B options and restricted stock under the 2001 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of class A common stock and 500,000 shares of class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 shares of class A common stock and 6,000 shares of class B common stock are granted to directors that are elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At December 31, 2015, there were 1,245,000 shares of class A common stock and 207,500 shares of class B common stock available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 1,755,000 class A and 292,500 class B options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2015, there were 1,044,778 shares of class A common stock and 175,075 shares of class B common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 755,222 class A and 124,925 class B options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 261,306 shares of class A common stock and 43,551 shares of class B common stock during 2015. During 2014, the Company granted options to purchase 204,166 shares of class A common stock and 32,217 shares of class B common stock, and during 2013 granted options to purchase 232,344 shares of class A common stock and 38,718 shares of class B common stock. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2015						2014						2013
	Class A			Class B			Class A			Class B			(Pre-Recap)
Expected dividend yield at date of grant	2.00	to	2.57%	5.29	to	5.72%	1.47	to	1.97%	4.03	to	4.87%	2.26	to	3.46%
Expected stock price volatility	30.86	to	34.87%	29.72	to	33.94%	27.52	to	32.03%	30.13	to	32.65%	30.34	to	30.51%
Risk-free interest rate	1.41	to	1.78%	1.41	to	1.78%	1.63	to	2.37%	1.63	to	2.37%	0.55	to	1.07%
Expected life of options (in years)	5	to	7	5	to	7	5	to	7	5	to	7	4	to	6

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2014	1,324,520	$11.07
Granted	261,306	$14.02
Exercised	(43,983)	$6.67		$350
Forfeited	(56,105)	$13.12
Outstanding at December 31, 2015	1,485,738	$11.65	6.00	$6,686
Exercisable at December 31, 2015	1,041,990	$11.11	5.22	$5,263

Class B
Outstanding at December 31, 2014	213,470	$24.32
Granted	43,551	$34.47
Exercised	(7,330)	$15.38		$151
Forfeited	(9,018)	$27.61
Outstanding at December 31, 2015	240,673	$26.31	6.06	$2,532
Exercisable at December 31, 2015	167,663	$25.10	5.29	$2,041

During 2015, the weighted average grant date fair value of the stock options granted was $3.49 and $5.45 for class A common stock and class B common stock respectively. The weighted average grant date fair value of stock options granted during 2014 was $2.14 for class A common stock and $2.16 for class B common stock. The weighted average grant date fair value of stock options granted during 2013 was $3.24 for both class A and class B common stock. The total intrinsic value of stock options exercised during 2015, 2014, and 2013 was $350,000, $1.5 million, and $1.1 million for the shares of class A common stock and $151,000, $502,000, and $992,000 for the shares of class B common stock, respectively. The total intrinsic value of stock options vested during 2015, 2014 and 2013 was $1.4 million, $528,000, and $1.5 million for the shares of class A common stock and $415,000, $402,000, and $514,000 for the shares of class B common stock, respectively. As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock option awards was approximately $595,000 and $139,000 for class A and class B common stock shares, respectively, which was expected to be recognized over a weighted average period of 2.04 years and 2.10 years for class A and class B common stock shares, respectively.

Cash received from stock options exercised for the years ended December 31, 2014, and 2013 was $408,000, and $840,000, respectively. There was no cash received from stock options exercised for the year ended December 31, 2015. The Company recognized $828,000, $707,000 and $815,000 of non-cash compensation for the years ended December 31, 2015, 2014, and 2013, respectively, related to options, which is included in selling, general and administrative expenses.

The actual tax benefit realized for the tax deduction from stock options exercised was $217,000, $622,000 and $753,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2015 and 2014, the Company granted 89,416 and 73,506 non-vested shares of class A and 14,902 and 12,251 and class B common stock, respectively, under the 2006 Equity Incentive Plan. No non-vested shares of common stock were granted during 2013. As of December 31, 2015, the Company had 183,814 and 30,635 non-vested shares of class A and class B common stock, respectively, outstanding under the 2006 Equity Incentive Plan. These shares vest over one to five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $555,000, $35,000 and $140,000 of non-cash compensation for the years ended December 31, 2015, 2014, and 2013, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans for the year ended December 31, 2015:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	110,646	$11.10	18,441	$36.42
Granted	89,416	$13.51	14,902	$36.72
Forfeited	(16,248)	$5.39	(2,708)	$32.31
Outstanding at December 31, 2015	183,814	$12.78	30,635	$36.93

As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock awards was approximately $2.5 million and is expected to be recognized over a weighted average period of 3.21 years.

(10)	Leases

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, Nebraska and Washington. The Company recorded rent expense in connection with its operating leases of $1 million, $840,000, and $720,000 in 2015, 2014, and 2013, respectively. The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases at December 31, 2015 are:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2016	$78	$579
2017	70	398
2018	35	280
2019	--	102
2020	--	--
Total minimum lease payments	183
Less: Amount representing interest	6
Present value of minimum lease payments	177
Less: Current maturities	74
Capital lease obligations, net of current portion	$103

(11)	Related Party

A Board member of the Company also serves as an officer of Ameritas Life Insurance Corp. In connection with the Company’s regular assessment of its insurance-based associate benefits and the costs associated therewith, in 2007 the Company began purchasing dental insurance for certain of its associates from Ameritas Life Insurance Corp. and, in 2009, the Company also began purchasing vision insurance for certain of its associates from Ameritas Life Insurance Corp. The total value of these purchases was $227,000, $207,000 and $212,000 in 2015, 2014 and 2013 respectively.

Michael Hays, our Chief Executive Officer, owns 14% of the equity interests of Nebraska Global Investment Company LLC. In 2013 the Company purchased certain technology consulting and software development services from Nebraska Global Investment Company LLC for $57,000. There were no purchases in 2015 and 2014.

(12)	Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $330,000, $216,000 and $252,000 in 2015, 2014 and 2013, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-8 (“ASU 2014-8”) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which narrows the definition of discontinued operations. Only disposals of components (or groups of components) of an entity that represent a strategic shift that has or will have a major effect on the entity’s operations are reported as discontinued operations under the new standard. The standard is effective prospectively for annual and interim reporting periods in fiscal years beginning after December 15, 2014. The Company adopted ASU 2014-8 on January 1, 2015.  In accordance with ASU 2014-8, the sale of selected assets and liabilities related to the clinical workflow product of our Predictive Analytics operating segment did not qualify as a discontinued operation.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. However, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  The Company has the option to adopt as of the original effective date of December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and expects to adopt the guidance through the retrospective transition method. NRC is in the process of developing and testing changes to our processes and systems. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation—Amendments to the Consolidation Analysis (Topic 810)” (“ASU 2015-02”), which requires reporting entities to reevaluate whether certain legal entities should be consolidated under the revised consolidation model. This ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not believe the adoption of ASU 2015-02 will significantly impact its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for the Company in fiscal year 2016. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted.  ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted under the equity method to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets and modifies certain fair value disclosure requirements. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

(14)	Segment Information

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the FASB guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Reputation, National Research Corporation Canada and Connect, each of which offer a portfolio of solutions to address specific market needs around growth, engagement, informing and thought leadership for healthcare organizations. On December 21, 2015, selected assets and liabilities were sold from a seventh operating segment, Predictive Analytics, reducing the number of operating segments to six as of December 31, 2015.

The table below presents entity-wide information regarding the Company’s revenue and assets by geographic area:

	2015	2014	2013
	(In thousands)
Revenue:
United States	$97,097	$92,270	$85,863
Canada	5,246	6,567	6,727
Total	$102,343	$98,837	$92,590

Long-lived assets:
United States	$70,624	$73,328	$71,139
Canada	2,364	2,994	3,383
Total	$72,988	$76,322	$74,522

Total assets:
United States	$116,530	$115,730	$98,074
Canada	12,569	13,780	13,014
Total	$129,099	$129,510	$111,088

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company implemented the new “Internal Control-Integrated Framework,” issued in May 2013 by COSO during 2015.

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Research Corporation:

We have audited National Research Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Research Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Research Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
March 4, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2015 Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards at December 31, 2015,” “2015 Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Transactions with Related Persons” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015.

Plan Category Class A shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,485,738	$11.65	2,289,778	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,485,738	$11.65	2,289,778

Plan Category Class B shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	240,673	$26.31	382,575	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	240,673	$26.31	382,575

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, the Company had authority to award up to 319,840 additional shares of restricted class A common stock and 53,308 additional shares of restricted class B common stock to participants, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 1,044,778 shares of class A common stock and 175,075 shares of class B common stock as of December 31, 2015. The Director Plan provides for granting options for 3,000,000 shares of Class A common stock and 500,000 shares of Class B common stock. Option awards through December 31, 2015 totaled 1,755,000 shares of Class A common stock and 292,500 of Class B common stock. No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

3.	Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts:
Year Ended December 31, 2013	$244	$145	$206	$183
Year Ended December 31, 2014	$183	$305	$282	$206
Year Ended December 31, 2015	$206	$111	$144	$173

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2016.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Michael D. Hays

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 4, 2016
Kevin R. Karas

/s/ Donald M. Berwick	Director	March 4, 2016
Donald M. Berwick

/s/ JoAnn M. Martin	Director	March 4, 2016
JoAnn M. Martin

/s/ Barbara J. Mowry	Director	March 4, 2016
Barbara J. Mowry

/s/ John N. Nunnelly	Director	March 4, 2016
John N. Nunnelly

/s/ Gail L. Warden	Director	March 4, 2016
Gail L. Warden

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective May 22, 2013, [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 22, 2013 and filed May 24, 2013 (File No. 0-29466)

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 26, 2015 and filed on October 28, 2015 (File No. 0-29466)]

(4)

Installment Note, dated as of May 9, 2013, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-29466)]

(10.1)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 3, 2002 (File No. 0-29466)]

(10.2)*

National Research Corporation 2006 Equity Incentive Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189141) filed on June 6, 2013]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for its 2015 Annual Meeting of Shareholders filed on April 1, 2015]

(10.4)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.5)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.6)*

Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 (File No. 0-29466)]

(10.7)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.8)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530)]

(10.9)*

Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

(10.10)*

Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-29466)]

Exhibit Number	Exhibit Description

(21)	Subsidiaries of National Research Corporation

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

(99)

Proxy Statement for the 2016 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2015; except to the extent specifically incorporated by reference, the Proxy Statement for the 2016 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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