Form 10-Q
period 2016-03-31
NATIONAL RESEARCH CORP
filed 2016-05-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Class A Common Stock, $.001 par value, outstanding as April 30, 2016: 20,894,893 shares

Class B Common Stock, $.001 par value, outstanding as of April 30, 2016: 3,536,496 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2016

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such section may be updated by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value, unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,366	$42,145
Trade accounts receivable, less allowance for doubtful accounts of $167 and $173 in 2016 and 2015, respectively	14,101	9,808
Unbilled revenue	1,418	1,435
Prepaid expenses	1,965	1,482
Income tax receivable	1,919	157
Other current assets	45	34
Total current assets	44,814	55,061

Property and equipment, net	11,631	11,125
Intangible assets, net	3,592	3,778
Goodwill	57,944	57,792
Other	389	293
Total assets	$118,370	$128,049
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,422	$2,402
Accounts payable	1,572	614
Accrued wages, bonus and profit sharing	4,496	4,391
Accrued expenses	2,716	2,706
Current portion of capital lease obligations	66	74
Income taxes payable	-	701
Dividends payable	3,369	18,440
Deferred revenue	17,877	14,843
Total current liabilities	32,518	44,171

Notes payable, net of current portion	2,724	3,337
Deferred income taxes	6,520	5,744
Other long term liabilities	438	575
Total liabilities	42,200	53,827

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,646,624 in 2016 and 25,592,812 in 2015, outstanding 20,894,893 in 2016 and 20,848,168 in 2015	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,298,886 in 2016 and 4,271,413 in 2015, outstanding 3,536,496 in 2016 and 3,510,150 in 2015	4	4
Additional paid-in capital	43,519	44,103
Retained earnings	67,118	65,313
Accumulated other comprehensive loss	(2,121)	(2,995)
Treasury stock, at cost; 4,751,731 Class A shares, 762,390 Class B shares in 2016 and 4,744,644 Class A shares, 761,263 Class B shares in 2015	(32,376)	(32,229)
Total shareholders’ equity	76,170	74,222
Total liabilities and shareholders’ equity	$118,370	$128,049

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2016	2015

Revenue	$27,870	$26,270

Operating expenses:
Direct	11,539	11,799
Selling, general and administrative	7,357	7,627
Depreciation and amortization	968	1,015
Total operating expenses	19,864	20,441

Operating income	8,006	5,829

Other income (expense):
Interest income	11	17
Interest expense	(85)	(63)
Other, net	74	(1)

Total other expense	--	(47)

Income before income taxes	8,006	5,782

Provision for income taxes	2,833	2,302

Net income	$5,173	$3,480

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.12	$0.08
Class B	$0.74	$0.50
Diluted Earnings Per Share:
Class A	$0.12	$0.08
Class B	$0.73	$0.49

Dividends Per Share of Common Stock:
Class A	$0.08	$0.06
Class B	$0.48	$0.36

Weighted average shares and share equivalents outstanding:
Class A - basic	20,710	20,792
Class B - basic	3,489	3,478
Class A - diluted	20,948	21,033
Class B - diluted	3,531	3,524

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2016	2015

Net income	$5,173	$3,480
Other comprehensive income (loss):
Foreign currency translation adjustment	$874	$(1,054)
Other comprehensive income (loss)	$874	$(1,054)

Comprehensive Income	$6,047	$2,426

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,173	$3,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	968	1,015
Deferred income taxes	737	(63)
Non-cash share-based compensation expense	536	184
Tax benefit from exercise of stock options	38	14
Non-cash change in uncertain tax positions	(119)	13
Write off of purchase option	--	657
Net changes in assets and liabilities:
Trade accounts receivable	(4,167)	(3,838)
Unbilled revenue	33	(177)
Prepaid expenses	(254)	(374)
Accounts payable	469	(141)
Accrued expenses, wages, bonuses and profit sharing	58	67
Income taxes receivable and payable	(2,451)	378
Deferred revenue	3,013	363
Net cash provided by operating activities	4,034	1,578

Cash flows from investing activities:
Purchases of property and equipment	(1,084)	(757)
Net cash used in investing activities	(1,084)	(757)

Cash flows from financing activities:
Payments on notes payable	(594)	(576)
Payments on capital lease obligations	(25)	(50)
Proceeds from exercise of stock options	547	--
Common stock withheld for payroll tax on share based compensation	(147)	(92)
Cash paid for non-controlling interest	(2,000)	-
Excess tax benefit from share-based compensation	333	94
Payment of dividends on common stock	(18,440)	(2,511)
Net cash used in financing activities	(20,326)	(3,135)

Effect of exchange rate changes on cash	597	(718)
Decrease in cash and cash equivalents	(16,779)	(3,032)
Cash and cash equivalents at beginning of period	42,145	40,042
Cash and cash equivalents at end of period	$25,366	$37,010

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$83	$59
Income taxes	$4,361	$1,893

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and loyalty for healthcare providers, payers and other healthcare organizations in the United States and Canada.

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The six operating segments are Experience, The Governance Institute, Market Insights, Reputation, National Research Corporation Canada and Customer-Connect LLC (“Connect”), each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2015, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, National Research Corporation Canada and Connect. Prior to becoming a wholly-owned subsidiary in March 2016, the accounts of Connect, then a variable interest entity for which NRC was deemed the primary beneficiary, were included in the condensed consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at
March 31, 2016, and December 31, 2015:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2016
Money Market Funds	$9,353	$--	$--	$9,353
Commercial Paper	--	14,412	--	14,412
Total	$9,353	$14,412	$--	$23,765

As of December 31, 2015
Money Market Funds	$8,954	$--	$--	$8,954
Commercial Paper	--	30,872	--	30,872
Total	$8,954	$30,872	$--	$39,826

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2016	December 31, 2015
	(In thousands)
Total carrying amounts of long-term debt	$5,146	$5,739
Estimated fair value of long-term debt	$5,142	$5,708

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2016, and December 31, 2015, there was no indication of impairment related to the Company’s non-financial assets.

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

As of December 31, 2015, the Company owned approximately 89% of Connect and Illuminate Health, LLC owned 11% of Connect. Under the amended Connect operating agreement, NRC had the option to acquire additional equity units from Illuminate Health when new annual recurring contract value reached targeted levels. On March 7, 2016, NRC elected to exercise its first option to acquire one-third of the outstanding non-controlling interest for $1.0 million. Subsequently, on March 28, 2016, NRC and Illuminate Health reached an agreement whereby NRC acquired the remaining interest held by Illuminate Health for $1,000,000. Following these transactions, Connect is a wholly owned subsidiary of NRC. Since the Company previously consolidated Connect, the transaction was accounted for as an equity transaction, resulting in a reduction to additional paid in capital.

3.	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2016 decreased to 35.4% compared to 39.8% for the same period in 2015. The decrease in the effective tax rate was mainly due to a $300,000 capital loss valuation allowance due to the write-off of a purchase option in 2015 and United States federal tax examination related adjustments decreasing tax expense by $48,000 in 2016. The United States federal tax examination for the tax year ended December 31, 2013 was completed in the three-month period ended March 31, 2016.

The unrecognized tax benefit as of March 31, 2016 was $338,000, excluding interest of $3,000 and penalties of $7,000. Of this amount, $82,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $257,000 at March 31, 2016 would have no impact on the effective tax rate, if recognized.   The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.	NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2016 was $5.1 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2016 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2016.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2016, the Company was in compliance with its financial covenants.

5.	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards.

The Company’s 2001 Equity Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 class A and 300,000 class B shares of the Company’s common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.

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

The Company granted options to purchase 135,620 shares of the Company’s class A common stock and 22,603 shares of the class B common stock during the three-month period ended March 31, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2016		2015
	Class A	Class B	Class A	Class B
Expected dividend yield at date of grant	3.02%	8.12%	2.57%	5.72%
Expected stock price volatility	34.61%	31.77%	34.87%	33.94%
Risk-free interest rate	2.12%	2.12%	1.78%	1.78%
Expected life of options (in years)	8	8	7	7

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2015	1,485,738	$11.65
Granted	135,620	$15.23
Exercised	(33,234)	$5.12		$336
Forfeited	--	--
Outstanding at March 31, 2016	1,588,124	$12.09	6.22	$5,731
Exercisable at March 31, 2016	1,089,942	$11.14	5.12	$4,997

Class B
Outstanding at December 31, 2015	240,673	$26.31
Granted	22,603	$34.00
Exercised	(24,043)	$15.70		$435
Forfeited	--	--
Outstanding at March 31, 2016	239,233	$28.10	6.57	$1,923
Exercisable at March 31, 2016	157,150	$26.02	5.48	$1,679

The following table summarizes information regarding unvested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended March 31, 2016:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	183,814	$12.78	30,635	$36.93
Granted	20,578	$15.23	3,430	$34.00
Vested	(20,892)	$5.38	(3,482)	$32.31
Forfeited	--	--	--	--
Outstanding at March 31, 2016	183,500	$13.89	30,583	$37.13

As of March 31, 2016, the total unrecognized compensation cost related to unvested stock awards was approximately $2.7 million and is expected to be recognized over a weighted average period of 3.72 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2016:

(In thousands)
Balance as of December 31, 2015	$57,792
Foreign currency translation	152
Balance as of March 31, 2016	$57,944

Intangible assets consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,339	9,323
Technology	1,110	1,110
Trade name	1,572	1,572
Total other intangible assets	13,212	13,196
Accumulated amortization	(9,620)	(9,418)
Other intangible assets, net	$3,592	$3,778

7.	PROPERTY AND EQUIPMENT

	March 31, 2016	December 31, 2015
	(In thousands)
Property and equipment	$35,928	$34,591
Accumulated depreciation	(24,297)	(23,466)
Property and equipment, net	$11,631	$11,125

8.	EARNINGS PER SHARE

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

The liquidation rights and the rights upon the consummation of an extraordinary transaction are the same for the holders of class A common stock and class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of class A common stock will be equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of class B common stock. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the class A and class B common stock as if the earnings for the period had been distributed.

At March 31, 2016 and 2015, the Company had 568,697 and 477,427 options of class A shares and 87,836 and 44,202 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value.

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,568	$2,605	$1,738	$1,742
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(21)	(23)	(12)	(10)
Net income attributable to common shareholders	$2,547	$2,582	$1,726	$1,732
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,710	3,489	20,792	3,478
Net income per share – basic	$0.12	$0.74	$0.08	$0.50
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,547	$2,582	$1,726	$1,732
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,710	3,489	20,792	3,478
Weighted average effect of dilutive securities – stock options	238	42	241	46
Denominator for diluted earnings per share – adjusted weighted average shares	20,948	3,531	21,033	3,524
Net income per share – diluted	$0.12	$0.73	$0.08	$0.49

9.	RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $58,000 and $57,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the FASB issued Accounting Standards Update (“ASU”) ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis (Topic 810)” (“ASU 2015-02”), which requires reporting entities to reevaluate whether certain legal entities should be consolidated under the revised consolidation model. This ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. The Company’s adoption of the standard effective January 1, 2016 did not significantly impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted ASU 2015-05 effective January 1, 2016. Based on the ability and feasibility for the Company to download software in its cloud computing arrangements it entered in 2016, all are accounted for as service contracts, which are expensed to direct expenses or selling, general and administrative expenses during the service period.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The Company adopted ASU 2015-17 retrospectively effective January 1, 2016 and reclassified $1.1 million of current deferred tax assets to noncurrent, which was netted with deferred tax liabilities on the December 31, 2015 consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption allowed for years beginning after December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and expects to adopt the guidance through the retrospective transition method. We are in the process of developing and testing changes to our processes and systems. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). This ASU simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective in fiscal years beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period.  If the Company elects early adoption, all adjustments should be reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements.

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

	Three months ended
	March 31,
	2016	2015

Revenue:	100.0%	100.0%

Operating expenses:
Direct	41.4	44.9
Selling, general and administrative	26.4	29.0
Depreciation and amortization	3.5	3.9
Total operating expenses	71.3	77.8

Operating income	28.7%	22.2%

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Revenue. Revenue for the three-month period ended March 31, 2016, increased 6.1% to $27.9 million, compared to $26.3 million in the three-month period ended March 31, 2015. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses decreased 2.2% to $11.5 million for the three-month period ended March 31, 2016, compared to $11.8 million in the same period during 2015. This was due to decreased variable costs of $85,000, primarily from decreased conference expense of $247,000 due to less conferences held compared to the same period in 2015, partially offset by higher survey related costs of postage, printing, and contracted services due to the higher volumes. Fixed expenses decreased by $175,000 as a result of less incentive expense associated with the acquisition in 2014 and more information technology resources’ time being capitalized in software development. Direct expenses decreased as a percentage of revenue to 41.4% in the three-month period ended March 31, 2016, compared to 44.9% during the same period of 2015 as expenses decreased by 2.2% while revenue for the same period increased by 6.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.5% to $7.4 million for the three-month period ended March 31, 2016, compared to $7.6 million for the same period in 2015, as a result of less legal and accounting costs of $345,000, less repairs and maintenance on the Company’s headquarters building of $185,000, and less contracted services of $96,000, partially offset by an increase in salaries and benefits of $339,000 mainly from increased commissions and share based compensation expense. Legal and accounting costs decreased primarily due to a purchase option write off of $657,000 in 2015, partially offset by SEC registration fees expensed in 2016 of $177,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 26.4% for the three-month period ended March 31, 2016, from 29.0% for the same period in 2015 as expenses decreased 3.5% while revenue for the same period increased by 6.1%.

Depreciation and amortization. Depreciation and amortization expenses decreased 4.6% to $968,000 for the three-month period ended March 31, 2016, compared to $1.0 million for the same period in 2015 primarily due to decreased amortization as a result of the sale of Predictive Analytics in 2015 and other intangibles becoming fully amortized. These decreases were partially offset by increased depreciation and amortization due to computer software license expense being included in depreciation and amortization in 2016, resulting from the adoption of ASU 2015-05. Previously, software license expense was included in direct expenses and selling, general and administrative expenses. Depreciation and amortization expenses as a percentage of revenue decreased to 3.5% for the three-month period ended March 31, 2016, from 3.9% during the same period in 2015.

Provision for income taxes. Provision for income taxes was $2.8 million (35.4% effective tax rate) for the three-month period ended March 31, 2016, compared to $2.3 million (39.8% effective tax rate) for the same period in 2015. The effective tax rate for the three-month period ended March 31, 2016, was lower than the rate in the same period of 2015 mainly due to a $300,000 capital loss valuation allowance recorded in 2015 from the write-off of a purchase option in 2015 and United States federal tax examination related adjustments decreasing tax expense by $48,000 in 2016.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

On March 7, 2016, the Company elected to exercise its first option to acquire one-third of the outstanding non-controlling interest of Connect for $1.0 million. Subsequently, on March 28, 2016, an agreement was reached with Illuminate Health whereby the Company acquired the remaining interest held by Illuminate Health for $1,000,000. As of March 31, 2016, the Company owns 100% of Connect.

The Company had cash and cash equivalents of $25.4 million at March 31, 2016, of which
$9.7 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company estimated at December 31, 2015, that an additional tax liability of $534,000 would become due if repatriation of undistributed earnings would occur.

Working Capital

The Company had a working capital balance of $12.3 million as of March 31, 2016, compared to a working capital balance of $10.9 million as of December 31, 2015. The change was primarily due to decreases in dividends payable of $15.1 million and income taxes payable of $701,000, increases in trade accounts receivable of $4.3 million, increases in income tax receivable of $1.8 million and increases in prepaid expenses of $483,000. This was partially offset by decreases in cash and cash equivalents of $16.8 million, increases in deferred revenue of $3.0 million and accounts payable of $958,000. Dividends payable and cash and cash equivalents changed mainly due to the payment of $18.4 million in dividends in 2016 that were declared in 2015. Trade accounts receivable increased due to timing of billings and collections on new and renewal contracts. Accounts payable and income tax receivables and payables changed due to the timing of vendor and income tax payments, respectively. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The current deferred revenue balances as of March 31, 2016 and December 31, 2015 were $17.9 million and $14.8 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Provided by operating activities	$4,034	$1,578
Used in investing activities	(1,084)	(757)
Used in financing activities	(20,326)	(3,135)
Effect of exchange rate change on cash	597	(718)
Net increase (decrease) in cash and cash equivalents	(16,779)	(3,032)
Cash and cash equivalents at end of period	$25,366	$37,010

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items such as depreciation and amortization, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2016, which included net income of $5.2 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, provision for uncertain tax positions and non-cash stock compensation totaling $2.2 million. Changes in working capital decreased 2016 cash flows from operating activities by $3.3 million, primarily due to increases in trade accounts receivable and income taxes, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2015, which included net income of $3.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, write off of purchase option, and non-cash stock compensation totaling $1.8 million. Changes in working capital decreased 2015 cash flows from operating activities by $3.7 million, primarily due to increases in trade accounts receivable due to the timing of billing and collections on new or renewal contracts.

Net cash provided by operating activities increased $2.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was mainly due to an increase in net income of $1.7 million and a $2.7 million increase in deferred revenue, partially offset by decreases in accounts receivable and income taxes.

Cash Flows from Investing Activities

Net cash of $1.1 million and $757,000 was used for investing activities in the three months ended March 31, 2016 and 2015, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.3 million in the three months ended March 31, 2016. The excess tax benefit of share-based compensation provided cash of $333,000 and proceeds from the exercise of stock options provided cash of $547,000. Cash was used to pay payroll taxes on vested restricted shares of $147,000, to pay capital lease obligations of $25,000, to repay borrowings under the term note totaling $594,000, to pay dividends on common stock of $18.4 million, and to pay $2.0 million for Connect non-controlling interests.

Net cash used in financing activities was $3.1 million in the three months ended March 31, 2015. The excess tax benefit of share-based compensation provided cash of $94,000. Cash was used to pay payroll taxes on vested restricted shares of $92,000, to pay capital lease obligations of $50,000, to repay borrowings under the term note totaling $576,000 and for the payment of dividends on common stock of $2.5 million.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $597,000 in the three months ended March 31, 2016 and decreased cash and cash equivalents by $718,000 for the three months ended March 31, 2015.

Capital Expenditures

Cash paid for capital expenditures was $1.1 million for the three-month period ended March 31, 2016. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2016 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2016 was $5.1 million.

The Company also has a revolving credit note that was renewed in June 2015 to extend the term to June 30, 2016. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of March 31, 2016, and throughout the first quarter of 2016, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2016. The Company expects to renew the revolving credit note prior to June 30, 2016. If however, the revolving credit note cannot be renewed, the Company believes it has adequate cash from operations to meet its debt and capital needs.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2016, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of March 31, 2016 was $152,000.

Shareholders’ equity increased $1.9 million to $76.2 million at March 31, 2016, from $74.2 million at December 31, 2015. The increase was due mainly due to net income of $5.2 million, changes in the cumulative translation adjustment of $874,000, share-based compensation of $536,000, $333,000 from the tax benefit from the exercise of the stock options and restricted stock, and $547,000 from the exercise of stock options. This was partially offset by dividends declared of $3.4 million, the acquisition of Connect non-controlling interests of $2.0 million, and share repurchases of $147,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2016:

Contractual Obligations(1)	Total Payments	Remainder of 2016	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,126	$346	$678	$102	$--
Capital leases	157	52	105	--	--
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	5,325	1,912	3,413	--	--
Total	$6,608	$2,310	$4,196	$102	$--

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $341,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of March 31, 2016 the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of an additional 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of April 30, 2016, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended March 31, 2016.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 6, 2016	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended March 31, 2016

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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