Form 10-Q
period 2016-06-30
NATIONAL RESEARCH CORP
filed 2016-08-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Class A Common Stock, $.001 par value, outstanding as July 29, 2016: 20,900,082 shares

Class B Common Stock, $.001 par value, outstanding as of July 29, 2016: 3,541,433 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2016

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 6.	Exhibits	25

	Signatures		26

	Exhibit Index		27

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

PART I – Financial Information

ITEM 1.	Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,192	$42,145
Trade accounts receivable, less allowance for doubtful accounts of $193 and $173 in 2016 and 2015, respectively	11,075	9,808
Unbilled revenue	1,835	1,435
Prepaid expenses	1,785	1,482
Income tax receivable	728	157
Other current assets	126	34
Total current assets	42,741	55,061

Property and equipment, net	11,843	11,125
Intangible assets, net	3,418	3,778
Goodwill	57,946	57,792
Other	551	293
Total assets	$116,499	$128,049
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,441	$2,402
Accounts payable	732	614
Accrued wages, bonus and profit sharing	3,823	4,391
Accrued expenses	2,722	2,706
Current portion of capital lease obligations	81	74
Income taxes payable	--	701
Dividends payable	3,371	18,440
Deferred revenue	16,100	14,843
Total current liabilities	29,270	44,171

Notes payable, net of current portion	2,107	3,337
Deferred income taxes	4,918	5,744
Other long term liabilities	546	575
Total liabilities	36,841	53,827

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,646,624 in 2016 and 25,592,812 in 2015, outstanding 20,894,893 in 2016 and 20,848,168 in 2015	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,307,186 in 2016 and 4,271,413 in 2015, outstanding 3,540,521 in 2016 and 3,510,150 in 2015	4	4
Additional paid-in capital	45,645	44,103
Retained earnings	68,638	65,313
Accumulated other comprehensive loss	(2,117)	(2,995)
Treasury stock, at cost; 4,751,731 Class A shares, 766,666 Class B shares in 2016 and 4,744,644 Class A shares, 761,263 Class B shares in 2015	(32,538)	(32,229)
Total shareholders’ equity	79,658	74,222
Total liabilities and shareholders’ equity	$116,499	$128,049

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$26,114	$24,464	$53,984	$50,734

Operating expenses:
Direct	10,734	10,440	22,273	22,239
Selling, general and administrative	7,270	6,636	14,627	14,263
Depreciation and amortization	1,092	1,024	2,060	2,039
Total operating expenses	19,096	18,100	38,960	38,541

Operating income	7,018	6,364	15,024	12,193

Other income (expense):
Interest income	11	16	22	32
Interest expense	(36)	(57)	(121)	(120)
Other, net	43	2	118	2

Total other income (expense)	18	(39)	19	(86)

Income before income taxes	7,036	6,325	15,043	12,107

Provision for income taxes	2,478	2,261	4,978	4,563

Net income	$4,558	$4,064	$10,065	$7,544

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.11	$0.10	$0.24	$0.18
Class B	$0.65	$0.58	$1.44	$1.08
Diluted Earnings Per Share:
Class A	$0.11	$0.10	$0.24	$0.18
Class B	$0.64	$0.57	$1.41	$1.07

Dividends Per Share of Common Stock:
Class A	$0.08	$0.06	$0.16	$0.12
Class B	$0.48	$0.36	$0.96	$0.72

Weighted average shares and share equivalents outstanding:
Class A - basic	20,711	20,790	20,711	20,791
Class B - basic	3,508	3,478	3,498	3,478
Class A - diluted	20,992	21,029	21,002	21,031
Class B - diluted	3,565	3,522	3,557	3,523

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$4,558	$4,064	$10,065	$7,544
Other comprehensive income (loss):
Foreign currency translation adjustment	$5	$285	$878	$(769)
Other comprehensive income (loss)	$5	$285	$878	$(769)

Comprehensive Income	$4,563	$4,349	$10,943	$6,775

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,065	$7,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,060	2,039
Deferred income taxes	888	(511)
Non-cash share-based compensation expense	1,081	553
Tax benefit from exercise of stock options	38	14
Non-cash change in uncertain tax positions	(84)	39
Write off of purchase option	--	657
Net changes in assets and liabilities:
Trade accounts receivable	(1,225)	(2,267)
Unbilled revenue	(356)	(339)
Prepaid expenses	(637)	(596)
Accounts payable	74	506
Accrued expenses, wages, bonuses and profit sharing	(627)	(491)
Income taxes receivable and payable	(1,271)	221
Deferred revenue	1,219	1,864
Net cash provided by operating activities	11,225	9,233

Cash flows from investing activities:
Purchases of property and equipment	(2,217)	(1,632)
Net cash used in investing activities	(2,217)	(1,632)

Cash flows from financing activities:
Payments on notes payable	(1,192)	(1,156)
Payments on capital lease obligations	(46)	(98)
Proceeds from exercise of stock options	547	--
Common stock withheld for payroll tax on share based compensation	(147)	(92)
Cash paid for non-controlling interest	(2,000)	--
Excess tax benefit from share-based compensation	--	100
Purchase of treasury stock	--	(271)
Payment of dividends on common stock	(21,809)	(5,029)
Net cash used in financing activities	(24,647)	(6,546)

Effect of exchange rate changes on cash	686	(542)
Increase (decrease) in cash and cash equivalents	(14,953)	513
Cash and cash equivalents at beginning of period	42,145	40,042
Cash and cash equivalents at end of period	$27,192	$40,555

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$118	$113
Income taxes	$5,484	$4,762

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and loyalty for healthcare providers, payers and other healthcare organizations in the United States and Canada.

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure.  The six operating segments are Experience, The Governance Institute, Market Insights, Reputation, National Research Corporation Canada and Connect (previously Customer-Connect LLC which was dissolved on June 30, 2016), each of which offer a portfolio of solutions to address specific market needs around growth, retention, engagement and thought leadership for healthcare organizations.

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

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, National Research Corporation Canada. Prior to becoming a wholly-owned subsidiary in March 2016, the accounts of Connect, then a variable interest entity for which NRC was deemed the primary beneficiary, were included in the condensed consolidated financial statements of the Company. On June 30, 2016, Customer-Connect LLC was dissolved. All significant intercompany transactions and balances have been eliminated.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2016, and December 31, 2015:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2016
Money Market Funds	$10,447	$--	$--	$10,447
Commercial Paper	--	15,199	--	15,199
Total	$10,447	$15,199	$--	$25,646

As of December 31, 2015
Money Market Funds	$8,954	$--	$--	$8,954
Commercial Paper	--	30,872	--	30,872
Total	$8,954	$30,872	$--	$39,826

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2016	December 31, 2015
	(In thousands)
Total carrying amounts of long-term debt	$4,548	$5,739
Estimated fair value of long-term debt	$4,553	$5,708

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2016, and December 31, 2015, there was no indication of impairment related to the Company’s non-financial assets.

2.	CONNECT

Customer-Connect LLC was formed in June 2013 to develop and commercialize the Connect programs. Connect programs provide healthcare organizations the technology to engage patients through real-time identification and management of individual patient needs, preferences, risks, and experiences.  The platform ensures that organizations have access to a longitudinal view of the patient to more effectively manage patient engagement across the continuum of care.

As of December 31, 2015, the Company owned approximately 89% of Customer-Connect LLC and Illuminate Health, LLC owned 11%. Under the amended Customer-Connect LLC operating agreement, NRC had the option to acquire additional equity units from Illuminate Health when new annual recurring contract value reached targeted levels. On March 7, 2016, NRC elected to exercise its first option to acquire one-third of the outstanding non-controlling interest for $1.0 million. Subsequently, on March 28, 2016, NRC and Illuminate Health reached an agreement whereby NRC acquired the remaining interest held by Illuminate Health for $1,000,000. Following these transactions, Customer-Connect LLC was a wholly owned subsidiary of NRC. Since the Company previously consolidated Customer-Connect LLC, the transaction was accounted for as an equity transaction, resulting in a reduction to additional paid-in capital. The acquisition of the remaining interest resulted in differences between the book and tax basis of Customer-Connect LLC’s assets. As a result, the Company recorded deferred tax assets of $1.8 million, with a corresponding increase to additional paid-in capital during the three month period ended June 30, 2016. On June 30, 2016, Customer-Connect LLC was dissolved.

3.	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2016 decreased to 35.2% compared to 35.7% for the same period in 2015. The effective tax rate for the six-month period ended June 30, 2016 decreased to 33.1% compared to 37.7% for the same period in 2015. Income tax expense for the three and six-month periods ending June 30, 2016 was reduced by $77,000 and $409,000, respectively, for the excess tax benefit from the exercise of stock options, vesting of restricted stock, and dividends paid to non-vested shareholders, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The decrease in the effective tax rate for the six-month period ending June 30, 2016 was mainly due to a $300,000 capital loss valuation allowance due to the write-off of a purchase option in 2015, the adoption of ASU 2016-09 and United States federal tax examination related adjustments decreasing tax expense by $48,000 in 2016. The United States federal tax examination for the tax year ended December 31, 2013 was completed in the three-month period ended March 31, 2016.

The unrecognized tax benefit as of June 30, 2016 was $373,000, excluding interest of $3,000 and penalties of $7,000. Of this amount, $91,000 represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $282,000 at June 30, 2016 would have no impact on the effective tax rate, if recognized.   The Company accrues interest and penalties related to uncertain tax position in the statements of income as income tax expense.

4.	NOTES PAYABLE

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2016 was $4.5 million.

The Company also has a revolving credit note that was renewed in June 2016 to extend the term to June 30, 2017. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of June 30, 2016 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2016.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2016, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 315,620 shares of the Company’s class A common stock and 52,603 shares of the class B common stock during the six-month period ended June 30, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2016						2015
	Class A			Class B			Class A			Class B
Expected dividend yield at date of grant	2.96	to	3.02%	6.67	to	8.12%	2.14	to	2.57%	5.29	to	5.72%
Expected stock price volatility	31.33	to	34.61%	27.64	to	31.77%	30.86	to	34.87%	29.96	to	33.94%
Risk-free interest rate	1.36	to	2.12%	1.36	to	2.12%	1.55	to	1.78%	1.55	to	1.78%
Expected life of options (in years)	6	to	8	6	to	8	5	to	7	5	to	7

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2015	1,485,738	$11.65
Granted	315,620	$14.64
Exercised	(33,234)	$5.12		$336
Forfeited	--	--
Outstanding at June 30, 2016	1,768,124	$12.30	6.37	$3,695
Exercisable at June 30, 2016	1,233,942	$11.50	5.33	$3,488
Class B
Outstanding at December 31, 2015	240,673	$26.31
Granted	52,603	$36.16
Exercised	(32,343)	$16.66		$588
Forfeited	--	--
Outstanding at June 30, 2016	260,933	$29.49	6.80	$1,501
Exercisable at June 30, 2016	172,850	$27.51	5.79	$1,335

The following table summarizes information regarding unvested stock granted to associates under the 2006 Equity Incentive Plan for the six months ended June 30, 2016:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	183,814	$12.78	30,635	$36.93
Granted	20,578	$15.23	3,430	$34.00
Vested	(20,892)	$5.38	(3,482)	$32.31
Forfeited	--	--	--	--
Outstanding at June 30, 2016	183,500	$13.89	30,583	$37.13

As of June 30, 2016, the total unrecognized compensation cost related to unvested stock awards was approximately $2.4 million and is expected to be recognized over a weighted average period of 3.16 years.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2016:

(In thousands)
Balance as of December 31, 2015	$57,792
Foreign currency translation	154
Balance as of June 30, 2016	$57,946

Intangible assets consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,339	9,323
Technology	1,110	1,110
Trade name	1,572	1,572
Total other intangible assets	13,212	13,196
Accumulated amortization	(9,794)	(9,418)
Other intangible assets, net	$3,418	$3,778

7.	PROPERTY AND EQUIPMENT

	June 30, 2016	December 31, 2015
	(In thousands)
Property and equipment	$37,065	$34,591
Accumulated depreciation	(25,222)	(23,466)
Property and equipment, net	$11,843	$11,125

8.	EARNINGS PER SHARE

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

The Company excluded 864,849 and 535,383 shares of class A common stock options for the three-month periods ended June 30, 2016 and 2015, respectively, and 81,643 and 56,732 shares of class B common stock options for the three-month periods ended June 30, 2016 and 2015, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,260	$2,298	$2,028	$2,036
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(19)	(20)	(14)	(14)
Net income attributable to common shareholders	$2,241	$2,278	$2,014	$2,022
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,711	3,508	20,790	3,478
Net income per share – basic	$0.11	$0.65	$0.10	$0.58
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,241	$2,278	$2,014	$2,022
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,711	3,508	20,790	3,478
Weighted average effect of dilutive securities – stock options	281	57	239	44
Denominator for diluted earnings per share – adjusted weighted average shares	20,992	3,565	21,029	3,522
Net income per share – diluted	$0.11	$0.64	$0.10	$0.57

The Company excluded 811,429 and 506,565 shares of class A common stock options for the six-month periods ended June 30, 2016 and 2015, respectively, and 72,740 and 50,502 shares of class B common stock options for the six-month periods ended June 30, 2016 and 2015, respectively, from the diluted net income per share computation because the exercise or grant price exceeded the fair market value of the common stock on such date.

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$4,994	$5,071	$3,765	$3,780
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(43)	(44)	(27)	(27)
Net income attributable to common shareholders	$4,951	$5,027	$3,738	$3,753
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,711	3,498	20,791	3,478
Net income per share – basic	$0.24	$1.44	$0.18	$1.08
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$4,951	$5,027	$3,738	$3,753
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,711	3,498	20,791	3,478
Weighted average effect of dilutive securities – stock options	291	59	240	45
Denominator for diluted earnings per share – adjusted weighted average shares	21,002	3,557	21,031	3,523
Net income per share – diluted	$0.24	$1.41	$0.18	$1.07

9.	RELATED PARTY TRANSACTIONS

A board member of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $57,000 and $54,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and $115,000 and $111,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which requires reporting entities to reevaluate whether certain legal entities should be consolidated under the revised consolidation model. This ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. The Company’s adoption of the standard effective January 1, 2016 did not significantly impact its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted ASU 2015-05 effective January 1, 2016. Based on the ability and feasibility for the Company to download software in its cloud computing arrangements it entered in 2016, all are accounted for as service contracts, which are expensed to direct expenses or selling, general and administrative expenses during the service period.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The Company adopted ASU 2015-17 retrospectively effective January 1, 2016 and reclassified $1.1 million of current deferred tax assets to noncurrent, which was netted with deferred tax liabilities on the December 31, 2015 consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption allowed for years beginning after December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and expects to adopt the guidance through the retrospective transition method. We are in the process of developing and testing changes to our processes and systems. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

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

In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. We elected to early adopt the new guidance in the second quarter of 2016 on a prospective basis which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods of 2016. As a result, excess tax benefits of $333,000 recorded to additional paid-in capital in the first quarter of 2016 have been reclassified to income tax expense in the six months ended June 30, 2016. Additionally, as required by ASU 2016-09, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement. The Company applied the cash flow presentation requirements for cash flows related to excess tax benefits prospectively, and the 2015 statement of cash flows was not adjusted. ASU 2016-09 also allows an entity to elect as an accounting policy either to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. The Company has elected to account for forfeitures as they occur. Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $77,000 and $409,000 for the three and six month periods ended June 30, 2016, respectively, and impacted our previously reported quarterly results for the three month period ended March 31, 2016 as follows:

	Three months ended March 31, 2016
(In thousands, except earnings per share)	As reported	As adjusted
Income statement:
Provision for income taxes	$2,833	$2,500
Net income	5,173	5,506
Basic earnings per share – Class A	$0.12	$0.13
Basic earnings per share – Class B	$0.74	$0.79
Diluted earnings per share – Class A	$0.12	$0.13
Diluted earnings per share – Class B	$0.73	$0.77
Diluted weighted average shares outstanding – Class A	20,948	21,012
Diluted weighted average shares outstanding – Class B	3,531	3,549

	Three months ended March 31, 2016
(In thousands, except earnings per share)	As reported	As adjusted
Statement of cash flows:
Net cash provided by operating activities	$4,034	$4,367
Net cash used in investing activities	(1,084)	(1,084)
Net cash used in financing activities	(20,326)	(20,659)
Effect of exchange rate changes on cash	597	597
Decrease in cash and cash equivalents	(16,779)	(16,779)
Cash and cash equivalents at beginning of period	42,145	42,145
Cash and cash equivalents at end of period	25,366	25,366

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this statement and its impact on the Company’s results of operations and financial position.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	41.1	42.7	41.3	43.9
Selling, general and administrative	27.8	27.1	27.1	28.1
Depreciation and amortization	4.2	4.2	3.8	4.0
Total operating expenses	73.1	74.0	72.2	76.0

Operating income	26.9%	26.0%	27.8%	24.0%

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

Revenue. Revenue for the three-month period ended June 30, 2016, increased 6.7% to $26.1 million, compared to $24.5 million in the three-month period ended June 30, 2015. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 2.8% to $10.7 million for the three-month period ended June 30, 2016, compared to $10.4 million in the same period during 2015. This was due to increased variable costs of $135,000, primarily from more conferences held compared to the same period in 2015, and increased contracted survey related costs, partially offset by lower postage and internal labor costs due to a reduction in postage fees and changes in survey methodologies. Fixed expenses increased by $160,000 as a result of increased salary and benefit costs in service, travel expenses, and contracted services. Direct expenses decreased as a percentage of revenue to 41.1% in the three-month period ended June 30, 2016, compared to 42.7% during the same period of 2015 as expenses increased by 2.8% while revenue for the same period increased by 6.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.6% to $7.3 million for the three-month period ended June 30, 2016, compared to $6.6 million for the same period in 2015, as a result of increased salary and benefit costs of $518,000 primarily from increased incentive and share based compensation, increased contracted services of $140,000 from marketing services, and higher bad debt expense of $85,000, partially offset by a decrease in legal and accounting costs. Selling, general, and administrative expenses increased as a percentage of revenue to 27.8% for the three-month period ended June 30, 2016, from 27.1% for the same period in 2015 as expenses increased 9.6% while revenue for the same period increased by 6.7%.

Depreciation and amortization. Depreciation and amortization expenses increased 6.6% to $1.1 million for the three-month period ended June 30, 2016, compared to $1.0 million for the same period in 2015 primarily due to increased depreciation and amortization due to increased computer software investments and computer software license expense being included in depreciation and amortization in 2016, resulting from the adoption of ASU 2015-05. These increases were partially offset by decreased amortization as a result of the sale of the clinical workflow product of the former Predictive Analytics operating segment in 2015 and other intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue was 4.2% for the three-month period ended June 30, 2016, and for the same period in 2015.

Provision for income taxes. Provision for income taxes was $2.5 million (35.2% effective tax rate) for the three-month period ended June 30, 2016, compared to $2.3 million (35.7% effective tax rate) for the same period in 2015. The effective tax rate for the three-month period ended June 30, 2016, was lower than the rate in the same period of 2015 mainly due to a $77,000 reduction of income taxes from the adoption of ASU 2016-09. Income tax was reduced for the excess tax benefit from the exercise of stock options, vesting of restricted stock, and dividends paid to non-vested shareholders in the three-month period ended June 30, 2016.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Revenue. Revenue for the six-month period ended June 30, 2016, increased 6.4% to $54.0 million, compared to $50.7 million in the six-month period ended June 30, 2015. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 0.2% to $22.3 million for the six-month period ended June 30, 2016, compared to $22.2 million in the same period during 2015. Variable expenses increased $49,000 due to increased contracted survey costs, partially offset by decreased postage and internal labor costs due to a reduction in postage fees and changes in survey methodologies. Fixed expenses decreased $15,000 as a result of less incentive expense associated with the acquisition in 2014 and more information technology resources’ time being capitalized in software development, partially offset by increased contracted services. Direct expenses decreased as a percentage of revenue to 41.3% in the six-month period ended June 30, 2016, compared to 43.9% during the same period of 2015 as expenses increased by 0.2% while revenue for the same period increased by 6.4%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.6% to $14.6 million for the six-month period ended June 30, 2016, compared to $14.3 million for the same period in 2015 primarily due to increased salary and benefits of $857,000 mainly from increased incentives and share based compensation expense, increased bad debt expense of $114,000, increased contracted services of $89,000 primarily from marketing services offset partially by decreases in other contracted services, and increased professional development costs of $51,000. These were partially offset by decreased legal and accounting costs of $477,000, less repairs and maintenance on the Company’s headquarters building of $194,000, and less computer equipment supplies and software license fees of $130,000. Legal and accounting costs decreased primarily due to a purchase option write off of $657,000 in 2015, partially offset by SEC registration fees expensed in 2016 of $177,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 27.1% for the six-month period ended June 30, 2016, from 28.1% for the same period in 2015 as expenses increased by 2.6% while revenue increased by 6.4% during the same period.

Depreciation and amortization. Depreciation and amortization expenses increased 1.0% to $2.1 million for the six-month period ended June 30, 2016 compared to $2.0 million for the same period in 2015 primarily due to increased depreciation and amortization from increased computer software investments and computer software license expense being included in depreciation and amortization in 2016, resulting from the adoption of ASU 2015-05. These increases were partially offset by decreased amortization as a result of the sale of the clinical workflow product of the former Predictive Analytics operating segment in 2015 and other intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue decreased to 3.8% for the six-month period ended June 30, 2016, from 4.0% during the same period in 2015.

Provision for income taxes. Provision for income taxes was $5.0 million (33.1% effective tax rate) for the six-month period ended June 30, 2016, compared to $4.6 million (37.7% effective tax rate) for the same period in 2015. The decrease in the effective tax rate was mainly due to a $300,000 capital loss valuation allowance due to the write-off of a purchase option in 2015, the adoption of ASU 2016-09 and United States federal tax examination related adjustments decreasing tax expense by $409,000 and $48,000, respectively, in 2016.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

On March 7, 2016, the Company elected to exercise its first option to acquire one-third of the outstanding non-controlling interest of Customer-Connect LLC for $1.0 million. Subsequently, on March 28, 2016, an agreement was reached with Illuminate Health whereby the Company acquired the remaining interest held by Illuminate Health for $1,000,000. As of March 31, 2016, the Company owned 100% of Customer-Connect LLC and dissolved this subsidiary on June 30, 2016.

The Company had cash and cash equivalents of $27.2 million at June 30, 2016, of which $11.4 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company estimated at December 31, 2015, that an additional tax liability of $534,000 would become due if repatriation of undistributed earnings would occur.

Working Capital

The Company had a working capital balance of $13.5 million as of June 30, 2016, compared to a working capital balance of $10.9 million as of December 31, 2015. The change was primarily due to decreases in dividends payable of $15.1 million and income taxes payable of $701,000, and increases in trade accounts receivable of $1.3 million. This was partially offset by decreases in cash and cash equivalents of $15.0 million. Dividends payable and cash and cash equivalents changed mainly due to the payment of $18.4 million in dividends in 2016 that were declared in 2015. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Income tax payables changed due to the timing of income tax payments. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The current deferred revenue balances as of June 30, 2016 and December 31, 2015 were $16.1 million and $14.8 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Provided by operating activities	$11,225	$9,233
Used in investing activities	(2,217)	(1,632)
Used in financing activities	(24,647)	(6,546)
Effect of exchange rate change on cash	686	(542)
Net increase (decrease) in cash and cash equivalents	(14,953)	513
Cash and cash equivalents at end of period	$27,192	$40,555

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items such as depreciation and amortization, deferred taxes, share-based compensation and related taxes, and the effect of working capital changes.

Net cash provided by operating activities was $11.2 million for the six months ended June 30, 2016, which included net income of $10.1 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, provision for uncertain tax positions and non-cash stock compensation totaling $3.9 million. Changes in working capital decreased 2016 cash flows from operating activities by $2.8 million, primarily due to increases in trade accounts receivable and income taxes, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts. The Company adopted ASU 2016-09 in 2016 prospectively and did not retrospectively adjust prior periods. Therefore, the excess tax benefit of share-based compensation is included in cash flows from operating activities in 2016 and from financing activities in 2015.

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

Net cash provided by operating activities increased $2.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was mainly due to an increase in net income of $2.5 million and changes in trade accounts receivable, partially offset by income taxes.

Cash Flows from Investing Activities

Net cash of $2.2 million and $1.6 million was used for investing activities in the six months ended June 30, 2016 and 2015, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.6 million in the six months ended June 30, 2016. The exercise of stock options provided cash of $547,000. Cash was used to pay payroll taxes on vested restricted shares of $147,000, to pay capital lease obligations of $46,000, to repay borrowings under the term note totaling $1.2 million, to pay dividends on common stock of $21.8 million, and to pay $2.0 million for Customer-Connect LLC non-controlling interests.

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

The effect of changes in foreign exchange rates increased cash and cash equivalents by $686,000 in the six months ended June 30, 2016 and decreased cash and cash equivalents by $542,000 for the six months ended June 30, 2016.

Capital Expenditures

Cash paid for capital expenditures was $2.2 million for the six-month period ended June 30, 2016. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2016 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in 60 monthly installments of $212,468. Borrowings under the term note bears interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2016 was $4.5 million.

The Company also has a revolving credit note that was renewed in June 2016 to extend the term to June 30, 2017. This revolving credit note provides for the maximum aggregate borrowings of $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR rate, or (2) 2.2% plus the one-, two-, or three-month LIBOR rate, or (3) the bank’s one-, two-, three-, six- or twelve-month Money Market Loan Rate. As of June 30, 2016, and throughout the first six months of 2016, the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of June 30, 2016.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2016, the Company was in compliance with these restrictions and covenants.

The Company has capital leases for computer equipment, office equipment, and inserting equipment. The balance of the capital leases as of June 30, 2016 was $240,000.

Shareholders’ equity increased $5.4 million to $79.7 million at June 30, 2016, from $74.2 million at December 31, 2015. The increase was mainly due to net income of $10.1 million, changes in the cumulative translation adjustment of $878,000, share-based compensation of $1.1 million and $547,000 from the exercise of stock options. This was partially offset by dividends declared of $6.7 million, the acquisition of Customer-Connect LLC non-controlling interests of a net $248,000, and share repurchases of $147,000. The Customer-Connect LLC non-controlling interests net amounts consists of $2.0 million paid for the controlling interest, offset by the addition of a $1.8 million deferred tax asset from the purchase of these remaining interests, which resulted in an increase to additional paid-in capital.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of June 30, 2016:

Contractual Obligations(1)	Total Payments	Remainder of 2016	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$975	$195	$678	$102	$--
Capital leases	262	48	157	51	6
Purchase obligations	--	--	--	--	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	4,687	1,275	3,412	--	--
Total	$5,924	$1,518	$4,247	$153	$6

(1) Amounts are inclusive of interest payments, where applicable.

(2) We have $376,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with certain taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of June 30, 2016 the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of July 29, 2016, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended June 30, 2016.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 5, 2016	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Kevin R. Karas
Kevin R. Karas
Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended June 30, 2016

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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