Form 10-Q
period 2017-03-31
NATIONAL RESEARCH CORP
filed 2017-05-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class A Common Stock, $.001 par value, outstanding as of April 28, 2017: 20,925,598 shares

Class B Common Stock, $.001 par value, outstanding as of April 28, 2017: 3,543,463 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2017

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such section may be updated or supplemented by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,664	$33,021
Trade accounts receivable, less allowance for doubtful accounts of $165 and $169 in 2017 and 2016, respectively	13,524	10,864
Unbilled revenue	1,923	1,546
Prepaid expenses	2,237	1,585
Income tax receivable	24	14
Other current assets	11	35
Total current assets	52,383	47,065

Property and equipment, net	12,133	11,806
Intangible assets, net	2,977	3,124
Goodwill	57,881	57,861
Other	685	768
Total assets	$126,059	$120,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,499	$2,683
Accounts payable	817	765
Accrued wages, bonus and profit sharing	3,306	4,543
Accrued expenses	2,658	3,069
Current portion of capital lease obligations	101	82
Income taxes payable	3,563	662
Dividends payable	4,218	4,213
Deferred revenue	17,189	15,497
Total current liabilities	34,351	31,514

Notes payable, net of current portion	225	857
Deferred income taxes	5,073	4,670
Other long term liabilities	838	777
Total liabilities	40,487	37,818

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,753,828 in 2017 and 25,656,760 in 2016, outstanding 20,916,570 in 2017 and 20,891,069 in 2016	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,320,875 in 2017 and 4,308,875 in 2016, outstanding 3,543,463 in 2017 and 3,539,931 in 2016	4	4
Additional paid-in capital	48,787	46,725
Retained earnings	73,810	71,507
Accumulated other comprehensive loss	(2,508)	(2,626)
Treasury stock, at cost; 4,837,258 Class A shares, 777,412 Class B shares in 2017 and 4,765,691 Class A shares, 768,944 Class B shares in 2016	(34,547)	(32,830)
Total shareholders’ equity	85,572	82,806
Total liabilities and shareholders’ equity	$126,059	$120,624

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31
	2017	2016

Revenue	$30,276	$27,870

Operating expenses:
Direct	12,500	11,539
Selling, general and administrative	6,686	7,357
Depreciation and amortization	1,106	968
Total operating expenses	20,292	19,864

Operating income	9,984	8,006

Other income (expense):
Interest income	14	11
Interest expense	(27)	(85)
Other, net	9	74

Total other income (expense)	(4)	--

Income before income taxes	9,980	8,006

Provision for income taxes	3,459	2,500

Net income	$6,521	$5,506

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.15	$0.13
Class B	$0.93	$0.79
Diluted Earnings Per Share:
Class A	$0.15	$0.13
Class B	$0.91	$0.77

Dividends Per Share of Common Stock:
Class A	$0.10	$0.08
Class B	$0.60	$0.48

Weighted average shares and share equivalents outstanding:
Class A - basic	20,737	20,710
Class B - basic	3,513	3,489
Class A - diluted	21,245	21,012
Class B - diluted	3,576	3,549

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2017	2016

Net income	$6,521	$5,506
Other comprehensive income (loss):
Foreign currency translation adjustment	$118	$874
Other comprehensive income (loss)	$118	$874

Comprehensive Income	$6,639	$6,380

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,521	$5,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,106	968
Deferred income taxes	403	761
Reserve for uncertain tax positions	44	(105)
Non-cash share-based compensation expense	450	536
Net changes in assets and liabilities:
Trade accounts receivable	(2,647)	(4,167)
Unbilled revenue	(374)	33
Prepaid expenses	(540)	(254)
Accounts payable	207	469
Accrued expenses, wages, bonuses and profit sharing	(1,606)	58
Income taxes receivable and payable	2,890	(2,451)
Deferred revenue	1,689	3,013
Net cash provided by operating activities	8,143	4,367

Cash flows from investing activities:
Purchases of property and equipment	(1,425)	(1,084)
Net cash used in investing activities	(1,425)	(1,084)

Cash flows from financing activities:
Payments on notes payable	(816)	(594)
Payments on capital lease obligations	(27)	(25)
Cash paid for non-controlling interest	--	(2,000)
Proceeds from exercise of stock options	--	547
Payment of employee payroll tax withholdings on share-based awards exercised	(105)	(147)
Payment of dividends on common stock	(4,213)	(18,440)
Net cash used in financing activities	(5,161)	(20,659)

Effect of exchange rate changes on cash	86	597
Change in cash and cash equivalents	1,643	(16,779)
Cash and cash equivalents at beginning of period	33,021	42,145
Cash and cash equivalents at end of period	$34,664	$25,366

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$24	$83
Income taxes	$122	$4,361
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations originated for property and equipment	$64	$--
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,612	$--

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, NRC Health Canada and Transitions (formerly Connect), which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2016, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Research Corporation Canada, doing business as NRC Health Canada. The condensed consolidated statement of income for the three months ended March 31, 2016 also included Customer-Connect LLC.  Customer-Connect LLC became a wholly-owned subsidiary in March 2016 and was previously a variable interest entity for which NRC Health was deemed the primary beneficiary. On June 30, 2016, Customer-Connect LLC was dissolved. All significant intercompany transactions and balances have been eliminated.

The functional currency of the Company’s foreign subsidiary, National Research Corporation Canada, doing business as NRC Health Canada, is the subsidiary’s local currency. The Company translates the assets and liabilities of its foreign subsidiary at the period-end rate of exchange and its foreign subsidiary’s income statement balances at the average rate prevailing during the period. The Company records the resulting translation adjustment in accumulated other comprehensive loss, a component of shareholders’ equity. Since the undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested, no taxes were provided for on currency translation adjustments arising from converting the investment denominated in a foreign currency to U.S. dollars. Gains and losses related to transactions denominated in a currency other than the subsidiary’s local currency and short-term intercompany accounts are included in other income (expense) in the condensed consolidated statements of income.

Reclassifications

Certain reclassifications have been made to the 2016 financial statement information to conform to the 2017 financial statement presentation. There was no impact on the previously reported net income and earnings per share.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2017 and December 31, 2016:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2017
Money Market Funds	$11,006	$--	$--	$11,006
Commercial Paper	--	23,584	--	23,584
Total	$11,006	$23,584	$--	$34,590

As of December 31, 2016
Money Market Funds	$11,200	$--	$--	$11,200
Commercial Paper	--	21,450	--	21,450
Total	$11,200	$21,450	$--	$32,650

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	March 31, 2017	December 31, 2016
	(In thousands)
Total carrying amounts of long-term debt	$2,724	$3,540
Estimated fair value of long-term debt	$2,718	$3,533

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2017, and December 31, 2016, there was no indication of impairment related to the Company’s non-financial assets.

2.	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2017 increased to 34.7% compared to 31.2% for the same period in 2016. The increase in the effective tax rate for the three-month period ending March 31, 2017 was mainly due to higher tax benefits in 2016 from the exercise of options and vesting of restricted stock of $166,000, as well as United States federal tax examination adjustments decreasing tax expense by $48,000 in 2016. The United States federal tax examination for the tax year ended December 31, 2013 was completed in the three-month period ended March 31, 2016.

3.	NOTES PAYABLE

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2017 was $2.7 million.

The Company also has a revolving credit note that was renewed in June 2016 to extend the term to
June 30, 2017. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2017 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2017.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2017, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 119,917 shares of the Company’s class A common stock and 19,986 shares of the class B common stock during the three-month period ended March 31, 2017. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2017		2016
	Class A	Class B	Class A	Class B
Expected dividend yield at date of grant	2.87%	7.99%	3.02%	8.12%
Expected stock price volatility	32.20%	27.18%	34.61%	31.77%
Risk-free interest rate	2.33%	2.33%	2.12%	2.12%
Expected life of options (in years)	8	8	8	8

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2016	1,705,483	$12.31
Granted	119,917	$18.80
Exercised	(97,068)	$13.10		$590
Forfeited	--	--
Outstanding at March 31, 2017	1,728,332	$12.72	6.00	$12,064
Exercisable at March 31, 2017	1,195,077	$11.49	4.76	$9,807
Class B
Outstanding at December 31, 2016	250,493	$29.70
Granted	19,986	$40.54
Exercised	(12,000)	$28.41		$142
Forfeited	--	--
Outstanding at March 31, 2017	258,479	$30.60	6.38	$2,402
Exercisable at March 31, 2017	170,550	$27.52	5.14	$2,140

As of March 31, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million and $179,000 for class A and class B common shares, respectively, which is expected to be recognized over a weighted average period of 3.86 years and 3.57 years for class A and class B common stock shares, respectively.

The following table summarizes information regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plan for the three months ended March 31, 2017:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	174,487	$13.93	29,081	$37.21
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Outstanding at March 31, 2017	174,487	$13.93	29,081	$37.21

As of March 31, 2017, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.6 million and is expected to be recognized over a weighted average period of 2.88 years.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2017:

(In thousands)
Balance as of December 31, 2016	$57,861
Foreign currency translation	20
Balance as of March 31, 2017	$57,881

Intangible assets consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,332	9,331
Technology	1,110	1,110
Trade name	1,572	1,572
Total other intangible assets	13,205	13,204
Accumulated amortization	(10,228)	(10,080)
Other intangible assets, net	$2,977	$3,124

6.	PROPERTY AND EQUIPMENT

	March 31, 2017	December 31, 2016
	(In thousands)
Property and equipment	$39,186	$37,890
Accumulated depreciation	(27,053)	(26,084)
Property and equipment, net	$12,133	$11,806

7.	EARNINGS PER SHARE

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

At March 31, 2017 and 2016, the Company had 128,530 and 502,269 options of class A shares and 49,320 and 65,071 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. At March 31, 2017, an additional 123,274 options of class A shares were excluded as their inclusion would be anti-dilutive. At March 31, 2016, an additional 255,740 options of class A shares and 28,765 of class B shares were excluded as their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$3,234	$3,287	$2,735	$2,771
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(27)	(27)	(23)	(22)
Net income attributable to common shareholders	$3,207	$3,260	$2,712	$2,749
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,737	3,513	20,710	3,489
Net income per share – basic	$0.15	$0.93	$0.13	$0.79
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$3,207	$3,260	$2,712	$2,749
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,737	3,513	20,710	3,489
Weighted average effect of dilutive securities – stock options	508	63	302	60
Denominator for diluted earnings per share – adjusted weighted average shares	21,245	3,576	21,012	3,549
Net income per share – diluted	$0.15	$0.91	$0.13	$0.77

8.     RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $58,000 for each of the three-month periods ended March 31, 2017 and 2016.

Mr. Hays, the Chief Executive Officer, majority shareholder and director of the Company, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  The Company, directly or indirectly through its former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $215,000 in the three month period ended March 31, 2016. There were no purchases from Nebraska Global in 2017.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption allowed for years beginning after December 15, 2016. An entity may choose to adopt ASU 2014-09 either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and expects to adopt the guidance beginning January 1, 2018 through the retrospective transition method. We are in the process of developing and testing changes to our processes and systems. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Asset Other Than Inventory “ASU 2016-16”), which requires entities to recognize the tax consequences of intercompany asset transfers other than inventory transfers in the period in which the transfer takes place. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. ASU 2016-16 is to be adopted using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustment will include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date.  The Company believes its adoption will not significantly impact the Company's results of operations and financial position.

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

Results of Operations

The following table and graphs set forth, for the periods indicated, select financial information derived from the Company’s condensed consolidated financial statements expressed as a percentage of total revenue. The trends illustrated may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

	Three months ended
	March 31,
	2017	2016

Revenue:	100.0%	100.0%

Operating expenses:
Direct	41.3	41.4
Selling, general and administrative	22.1	26.4
Depreciation and amortization	3.7	3.5
Total operating expenses	67.1	71.3

Operating income	32.9%	28.7%

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Revenue. Revenue for the three-month period ended March 31, 2017, increased 8.6% to $30.3 million, compared to $27.9 million in the three-month period ended March 31, 2016. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 8.3% to $12.5 million for the three-month period ended March 31, 2017, compared to $11.5 million in the same period in 2016. This was due to an increase in variable expenses of $216,000 and fixed expenses of $745,000. Variable expense increased mainly due to higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to a reduction in postage fees and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area. Direct expenses decreased as a percentage of revenue to 41.3% in the three-month period ended March 31, 2017, compared to 41.4% during the same period of 2016 as expenses increased by 8.3% while revenue for the same period increased by 8.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 9.1% to $6.7 million for the three-month period ended March 31, 2017, compared to $7.4 million for the same period in 2016, primarily due to lower salary and benefit costs including lower incentives, commissions, and share based compensation expense totaling $434,000 and less public company related costs and legal expenses of $296,000 mainly due shelf registration fees expensed in 2016 of $177,000 and lower audit and contracted legal counsel fees. Selling, general, and administrative expenses decreased as a percentage of revenue to 22.1% for the three-month period ended March 31, 2017, from 26.4% for the same period in 2016 as expenses decreased by 9.1% while revenue for the same period increased by 8.6%.

Depreciation and amortization. Depreciation and amortization expenses increased to $1.1 million for the three-month period ended March 31, 2017, compared to $968,000 for the same period in 2016 primarily due to increased amortization of $177,000 from additional computer software investments, partially offset by decreased amortization of $39,000 as a result of certain intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue was 3.7% for the three-month period ended March 31, 2017, and 3.5% for the same period in 2016.

Provision for income taxes. Provision for income taxes was $3.5 million (34.7% effective tax rate) for the three-month period ended March 31, 2017, compared to $2.5 million (31.2% effective tax rate) for the same period in 2016. The effective tax rate for the three-month period ended March 31, 2017, was higher than the rate in the same period of 2016 mainly due to higher tax benefits in 2016 from the exercise of options and vesting of restricted stock of $166,000, as well as Internal Revenue Service audit related tax adjustments that reduced tax expense in 2016 by $48,000.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

As of March 31, 2017, our principal sources of liquidity included $34.7 million of cash and cash equivalents and up to $6.5 million of unused borrowings under our revolving credit note. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement. Of this cash, $11.2 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held outside of the U.S. are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2016, that an additional tax liability of $536,000 would become due if repatriation of undistributed earnings would occur.

Working Capital

The Company's working capital was $18.0 million and $15.6 million on March 31, 2017 and December 31, 2016, respectively. The change was primarily due to increases in trade accounts receivable of $2.7 million, cash and cash equivalents of $1.6 million, prepaid expenses of $652,000, unbilled revenue of $377,000 and decreases in accrued wages, bonus and profit sharing of $1.2 million and accrued expenses of $411,000. This was partially offset by increases in income taxes payable of $2.9 million and deferred revenue of $1.7 million. Trade accounts receivable and unbilled revenue increased due to the timing of billings and collections on new and renewal contracts. Accrued wages, bonus and profit sharing decreased due to the payment of 2016 annual bonuses in the three-month period ended March 31, 2017. Accrued and prepaid expenses changed due to the timing of vendor payments and pre-payments for services. Income taxes payable increased due to the timing of income tax payments. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of March 31, 2017 and December 31, 2016 were $17.2 million and $15.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Provided by operating activities	$8,143	$4,367
Used in investing activities	(1,425)	(1,084)
Used in financing activities	(5,161)	(20,659)
Effect of exchange rate change on cash	86	597
Net change in cash and cash equivalents	1,643	(16,779)
Cash and cash equivalents at end of period	$34,664	$25,366

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $8.1 million for the three months ended March 31, 2017, which included net income of $6.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions and non-cash stock compensation totaling $2.0 million. Changes in working capital decreased cash flows from operating activities by $381,000, primarily due to increases in trade accounts receivables and unbilled revenue, net of increases in deferred revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts. The timing of payments related to prepaid expenses and accrued expenses, wages, bonus and profit sharing also decreased operating cash flows. These decreases to cash flows were partially offset by decreases to the timing of payments related to income taxes receivable and payable, and accounts payable.

Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2016, which included net income of $5.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions and non-cash stock compensation totaling $2.2 million. Changes in working capital decreased 2016 cash flows from operating activities by $3.3 million, primarily due to increases in trade accounts receivable and income taxes receivable and payable, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts.

Cash Flows from Investing Activities

Net cash of $1.4 million and $1.1 million was used for investing activities in the three months ended March 31, 2017 and 2016, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.2 million in the three months ended March 31, 2017. Cash was used to repay borrowings under the term note totaling $816,000 and for capital lease obligations of $27,000. Cash was also used to pay $4.2 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

Net cash used in financing activities was $20.7 million in the three months ended March 31, 2016. Cash was used to repay borrowings under the term note totaling $594,000, to pay capital lease obligations of $25,000, to pay dividends on common stock of $18.4 million, to pay payroll tax withholdings related to share-based compensation of $147,000, and to purchase non-controlling interests in Customer-Connect LLC totaling $2.0 million. These were partially offset by cash provided from the proceeds from the exercise of stock options of $547,000.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $86,000 in the three months ended March 31, 2017 and increased cash and cash equivalents by $597,000 for the three months ended March 31, 2016.

Capital Expenditures

Cash paid for capital expenditures was $1.4 million for the three-month period ended March 31, 2017. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2017 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at March 31, 2017 was $2.7 million.

The Company also has a revolving credit note that was renewed in June 2016 to extend the term to June 30, 2017. The maximum aggregate amount available under the revolving credit note is $6.5 million, subject to a borrowing base equal to 75.0% of the Company’s eligible accounts receivable. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.5% plus the daily reset one-month LIBOR or (2) 2.2% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2017 the revolving credit note did not have a balance. According to the borrowing base requirements, the Company had the capacity to borrow $6.5 million as of March 31, 2017.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2017, the Company was in compliance with the financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of March 31, 2017 was $228,000.

Shareholders’ equity increased $2.8 million to $85.6 million at March 31, 2017, from $82.8 million at December 31, 2016. The increase was mainly due to net income of $6.5 million, share-based compensation of $450,000 and changes in the cumulative translation adjustment of $118,000. This was partially offset by dividends declared of $4.2 million.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2017:

Contractual Obligations(1)	Total Payments	Remainder of 2017	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,350	$448	$796	$106	$--
Capital leases	243	130	81	32	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	2,774	1,911	863	--	--
Total	$4,367	$2,489	$1,740	$138	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)	We have $499,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of March 31, 2017 the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of April 28, 2017, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended March 31, 2017.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 5, 2017	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended March 31, 2017

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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