Form 10-Q
period 2017-06-30
NATIONAL RESEARCH CORP
filed 2017-08-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Class A Common Stock, $.001 par value, outstanding as of July 28, 2017: 20,942,785 shares

Class B Common Stock, $.001 par value, outstanding as of July 28, 2017: 3,540,244 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2017

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Income	5
		Condensed Consolidated Statements of Comprehensive Income	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 6.	Exhibits	23

	Signatures		24

	Exhibit Index		25

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,628	$33,021
Trade accounts receivable, less allowance for doubtful accounts of $182 and $169 in 2017 and 2016, respectively	13,138	10,864
Unbilled revenue	1,644	1,546
Prepaid expenses	3,378	1,585
Income tax receivable	1,172	14
Other current assets	23	35
Total current assets	50,983	47,065

Property and equipment, net	12,138	11,806
Intangible assets, net	2,830	3,124
Goodwill	57,942	57,861
Other	683	768
Total assets	$124,576	$120,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$2,107	$2,683
Accounts payable	883	765
Accrued wages, bonus and profit sharing	4,076	4,543
Accrued expenses	2,730	3,069
Current portion of capital lease obligations	102	82
Income taxes payable	-	662
Dividends payable	4,218	4,213
Deferred revenue	16,735	15,497
Total current liabilities	30,851	31,514

Notes payable, net of current portion	-	857
Deferred income taxes	5,057	4,670
Other long term liabilities	838	777
Total liabilities	36,746	37,818

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,796,457 in 2017 and 25,656,760 in 2016, outstanding 20,940,790 in 2017 and 20,891,069 in 2016	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,317,656 in 2017 and 4,308,875 in 2016, outstanding 3,540,244 in 2017 and 3,539,931 in 2016	4	4
Additional paid-in capital	49,620	46,725
Retained earnings	75,343	71,507
Accumulated other comprehensive loss	(2,127)	(2,626)
Treasury stock, at cost; 4,855,667 Class A shares, 777,412 Class B shares in 2017 and 4,765,691 Class A shares, 768,944 Class B shares in 2016	(35,036)	(32,830)
Total shareholders’ equity	87,830	82,806
Total liabilities and shareholders’ equity	$124,576	$120,624

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$28,435	$26,114	$58,710	$53,984

Operating expenses:
Direct	11,939	10,734	24,439	22,273
Selling, general and administrative	6,905	7,270	13,591	14,627
Depreciation and amortization	1,139	1,092	2,244	2,060
Total operating expenses	19,983	19,096	40,274	38,960

Operating income	8,452	7,018	18,436	15,024

Other income (expense):
Interest income	15	11	29	22
Interest expense	(23)	(36)	(50)	(121)
Other, net	27	43	35	118

Total other income (expense)	19	18	14	19

Income before income taxes	8,471	7,036	18,450	15,043

Provision for income taxes	2,719	2,478	6,178	4,978

Net income	$5,752	$4,558	$12,272	$10,065

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.14	$0.11	$0.29	$0.24
Class B	$0.82	$0.65	$1.75	$1.44
Diluted Earnings Per Share:
Class A	$0.13	$0.11	$0.28	$0.24
Class B	$0.80	$0.64	$1.71	$1.41

Dividends Per Share of Common Stock:
Class A	$0.10	$0.08	$0.20	$0.16
Class B	$0.60	$0.48	$1.20	$0.96

Weighted average shares and share equivalents outstanding:
Class A – basic	20,752	20,711	20,745	20,711
Class B – basic	3,514	3,508	3,514	3,498
Class A – diluted	21,525	20,992	21,404	21,002
Class B – diluted	3,591	3,565	3,584	3,557

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$5,752	$4,558	$12,272	$10,065
Other comprehensive income:
Foreign currency translation adjustment	381	5	499	878
Other comprehensive income	$381	$5	$499	$878

Comprehensive Income	$6,133	$4,563	$12,771	$10,943

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,272	$10,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,244	2,060
Deferred income taxes	386	926
Reserve for uncertain tax positions	73	(84)
Non-cash share-based compensation expense	792	1,081
Net changes in assets and liabilities:
Trade accounts receivable	(2,217)	(1,225)
Unbilled revenue	(82)	(356)
Prepaid expenses	(1,696)	(637)
Accounts payable	222	74
Accrued expenses, wages, bonuses and profit sharing	(750)	(627)
Income taxes receivable and payable	(1,818)	(1,271)
Deferred revenue	1,194	1,219
Net cash provided by operating activities	10,620	11,225

Cash flows from investing activities:
Purchases of property and equipment	(2,390)	(2,217)
Net cash used in investing activities	(2,390)	(2,217)

Cash flows from financing activities:
Payments on notes payable	(1,433)	(1,192)
Payments on capital lease obligations	(53)	(46)
Cash paid for non-controlling interest	--	(2,000)
Proceeds from exercise of stock options	--	547
Payment of employee payroll tax withholdings on share-based awards exercised	(105)	(147)
Payment of dividends on common stock	(8,431)	(21,809)
Net cash used in financing activities	(10,022)	(24,647)

Effect of exchange rate changes on cash	399	686
Change in cash and cash equivalents	(1,393)	(14,953)
Cash and cash equivalents at beginning of period	33,021	42,145
Cash and cash equivalents at end of period	$31,628	$27,192

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$44	$118
Income taxes	$7,539	$5,484
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations originated for property and equipment	$64	$109
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$2,101	$162

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Research Corporation Canada, doing business as NRC Health Canada. The condensed consolidated statement of income for the three and six months ended June 30, 2016 also included Customer-Connect LLC.  Customer-Connect LLC became a wholly-owned subsidiary in March 2016 and was previously a variable interest entity for which NRC Health was deemed the primary beneficiary. On June 30, 2016, Customer-Connect LLC was dissolved. All significant intercompany transactions and balances have been eliminated.

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

Reclassifications

Reclassifications have been made from noncurrent deferred income taxes to other noncurrent liabilities in the 2016 condensed consolidated balance sheet to present the unrecognized tax benefits related to state taxes gross of federal tax benefits, consistent with the 2017 financial statement presentation. There was no impact on the previously reported net income and earnings per share.

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

Commercial paper and Eurodollar deposits are included in cash equivalents and are valued at amortized cost, which approximates fair value due to their short-term nature. Eurodollar deposits are United States dollars deposited in a foreign bank branch of a United States bank and have daily liquidity. Both of these are included as a Level 2 measurement in the table below.

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2017 and December 31, 2016:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2017
Money Market Funds	$12,078	$--	$--	$12,078
Commercial Paper	--	9,096	--	9,096
Eurodollar Deposits	--	10,000	--	10,000
Total	$12,078	$19,096	$--	$31,174

As of December 31, 2016
Money Market Funds	$11,200	$--	$--	$11,200
Commercial Paper	--	21,450	--	21,450
Total	$11,200	$21,450	$--	$32,650

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	June 30, 2017	December 31, 2016
	(In thousands)
Total carrying amounts of long-term debt	$2,107	$3,540
Estimated fair value of long-term debt	$2,102	$3,533

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2017, and December 31, 2016, there was no indication of impairment related to the Company’s non-financial assets.

2.	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2017 decreased to 32.1% compared to 35.2% for the same period in 2016. The effective tax rate for the six-month period ended June 30, 2017 increased to 33.5% compared to 33.1% for the same period in 2016. The decrease in the effective tax rate for the three-month period ending June 30, 2017 was mainly due to a $323,000 increase in tax benefits from the exercise of options and dividends paid to non-vested shareholders. The increase in the effective tax rate for the six-month period ended June 30, 2017 was due to increases in the estimated state tax rates as well as a greater proportion of United States income subject to higher tax rates than Canadian income, partially offset by increased tax benefits in 2017 from the exercise of options and dividends paid to non-vested shareholders.  In addition, state tax incentives decreased by $38,000, and, in 2016, the United States federal tax examination adjustments decreased tax expense by $48,000.

3.	NOTES PAYABLE

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2017 was $2.1 million.

The Company also has a revolving credit note which was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of June 30, 2017 the revolving credit note did not have a balance and the Company had the capacity to borrow $12.0 million.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2017, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 299,917 shares of the Company’s class A common stock and 49,986 shares of the class B common stock during the six-month period ended June 30, 2017. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2017						2016
	Class A			Class B			Class A			Class B

Expected dividend yield at date of grant	2.46	to	2.87%	7.99	to	8.10%	2.96	to	3.02%	6.67	to	8.12%
Expected stock price volatility	32.20	to	32.62%	26.47	to	27.18%	31.33	to	34.61%	27.64	to	31.77%
Risk-free interest rate	2.08	to	2.33%	2.08	to	2.33%	1.36	to	2.12%	1.36	to	2.12%
Expected life of options (in years)	6	to	8	6	to	8	6	to	8	6	to	8

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2016	1,705,483	$12.31
Granted	299,917	$22.13
Exercised	(159,011)	$11.07		$1,754
Forfeited	(24,982)	$17.03
Outstanding at June 30, 2017	1,821,407	$13.97	6.24	$23,544
Exercisable at June 30, 2017	1,313,134	$12.03	5.23	$19,523
Class B
Outstanding at December 31, 2016	250,493	$29.70
Granted	49,986	$42.90
Exercised	(12,000)	$28.41		$142
Forfeited	(4,163)	$37.30
Outstanding at June 30, 2017	284,316	$31.96	6.48	$4,486
Exercisable at June 30, 2017	200,550	$29.06	5.49	$3,747

As of June 30, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.0 million and $239,000 for class A and class B common shares, respectively, which is expected to be recognized over a weighted average period of 2.33 years and 2.48 years for class A and class B common stock shares, respectively.

The following table summarizes information for the six months ended June 30, 2017 regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	174,487	$13.93	29,081	$37.21
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	(19,314)	$14.27	(3,219)	$34.69
Outstanding at June 30, 2017	155,173	$13.89	25,862	$37.53

As of June 30, 2017, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.2 million and is expected to be recognized over a weighted average period of 2.59 years.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2017:

(In thousands)
Balance as of December 31, 2016	$57,861
Foreign currency translation	81
Balance as of June 30, 2017	$57,942

Intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,339	9,331
Technology	1,110	1,110
Trade name	1,572	1,572
Total other intangible assets	13,212	13,204
Accumulated amortization	(10,382)	(10,080)
Other intangible assets, net	$2,830	$3,124

6.	PROPERTY AND EQUIPMENT

	June 30, 2017	December 31, 2016
	(In thousands)
Property and equipment	$40,209	$37,890
Accumulated depreciation	(28,071)	(26,084)
Property and equipment, net	$12,138	$11,806

7.	EARNINGS PER SHARE

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

For the three months ended June 30, 2017, the Company excluded 17,473 options of class B shares from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the three months ended June 30, 2016, 798,421 options of class A shares and 46,813 options of class B shares have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the three months ended June 30, 2017, an additional 104,835 options of class A shares were excluded as their inclusion would be anti-dilutive. For the three months ended June 30, 2016, an additional 66,428 options of class A shares and 34,830 of class B shares were excluded as their inclusion would be anti-dilutive.

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,855	$2,897	$2,260	$2,298
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(22)	(22)	(19)	(20)
Net income attributable to common shareholders	$2,833	$2,875	$2,241	$2,278
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,752	3,514	20,711	3,508
Net income per share – basic	$0.14	$0.82	$0.11	$0.65
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,833	$2,875	$2,241	$2,278
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	20,752	3,514	20,711	3,508
Weighted average effect of dilutive securities – stock options	773	77	281	57
Denominator for diluted earnings per share – adjusted weighted average shares	21,525	3,591	20,992	3,565
Net income per share – diluted	$0.13	$0.80	$0.11	$0.64

For the six months ended June 30, 2017 and 2016, the Company had 52,707 and 550,561 options of class A shares and 38,784 and 38,407 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the six months ended June 30, 2017 and 2016, an additional 115,908 and 260,868 options of class A shares and 19,318 and 34,333 of Class B shares were excluded as their inclusion would be anti-dilutive, respectively.

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$6,088	$6,184	$4,994	$5,071
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(48)	(49)	(43)	(44)
Net income attributable to common shareholders	$6,040	$6,135	$4,951	$5,027
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,745	3,514	20,711	3,498
Net income per share – basic	$0.29	$1.75	$0.24	$1.44
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$6,040	$6,135	$4,951	$5,027
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	20,745	3,514	20,711	3,498
Weighted average effect of dilutive securities – stock options	659	70	291	59
Denominator for diluted earnings per share – adjusted weighted average shares	21,404	3,584	21,002	3,557
Net income per share – diluted	$0.28	$1.71	$0.24	$1.41

8.     RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $62,000 and $57,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and $120,000 and $115,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Mr. Hays, the Chief Executive Officer, majority shareholder and director of the Company, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  The Company, directly or indirectly through its former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $204,000 and $420,000 in the three-month and six-month periods ended June 30, 2016, respectively. There were no purchases from Nebraska Global in 2017.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption allowed for years beginning after December 15, 2016. An entity may choose to adopt ASU 2014-09 either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements as well as developing and testing changes to our processes and systems. Due to cost benefit considerations reviewed during the second quarter of 2017, the Company now plans to adopt the guidance beginning January 1, 2018 by recording a cumulative effect adjustment rather than retrospectively, as previously planned. The Company currently expects the most significant changes to result from deferring commissions and recognizing the expense over the estimated life of the client relationship rather than expensing as incurred, which is the Company’s current practice, and estimating variable consideration at the outset of the contract.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments which eliminates the diversity in practice related to eight cash flow classification issues.  This ASU is effective for the Company on January 1, 2018 with early adoption permitted.  The Company plans to adopt this update on January 1, 2018 and believes its adoption will not significantly impact the Company’s results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Asset Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the tax consequences of intercompany asset transfers other than inventory transfers in the period in which the transfer takes place. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. ASU 2016-16 is to be adopted using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustment will include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date.  The Company believes the adoption of ASU 2016-16 will not significantly impact the consolidated financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	42.0	41.1	41.6	41.3
Selling, general and administrative	24.3	27.8	23.2	27.1
Depreciation and amortization	4.0	4.2	3.8	3.8
Total operating expenses	70.3	73.1	68.6	72.2

Operating income	29.7%	26.9%	31.4%	27.8%

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

Revenue. Revenue for the three-month period ended June 30, 2017, increased 8.9% to $28.4 million, compared to $26.1 million in the three-month period ended June 30, 2016. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 11.2% to $11.9 million for the three-month period ended June 30, 2017, compared to $10.7 million in the same period in 2016. This was due to an increase in variable expenses of $371,000 and fixed expenses of $834,000. Variable expense increased mainly due to higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area. Direct expenses increased as a percentage of revenue to 42.0% in the three-month period ended June 30, 2017, compared to 41.1% during the same period of 2016 as expenses increased by 11.2% while revenue for the same period increased by 8.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.0% to $6.9 million for the three-month period ended June 30, 2017, compared to $7.3 million for the same period in 2016, primarily due to lower salary and benefit costs, including lower incentives, commissions, and share based compensation expense totaling $641,000, and reduced bad debt expense of $48,000, partially offset by increased public company related costs and legal expenses of $134,000, computer supplies and software license fees of $122,000, and increased recruiting fees of $116,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 24.3% for the three-month period ended June 30, 2017, from 27.8% for the same period in 2016 as expenses decreased by 5.0% while revenue for the same period increased by 8.9%.

Depreciation and amortization. Depreciation and amortization remained at $1.1 million for the three-month periods ended June 30, 2017 and 2016. Depreciation and amortization expenses as a percentage of revenue was 4.0% for the three-month period ended June 30, 2017, and 4.2% for the same period in 2016.

Provision for income taxes. Provision for income taxes was $2.7 million (32.1% effective tax rate) for the three-month period ended June 30, 2017, compared to $2.5 million (35.2% effective tax rate) for the same period in 2016. The effective tax rate for the three-month period ended June 30, 2017, was lower mainly due to a $323,000 increase in tax benefits from the exercise of options and dividends paid to non-vested shareholders.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Revenue. Revenue for the six-month period ended June 30, 2017, increased 8.8% to $58.7 million, compared to $54.0 million in the six-month period ended June 30, 2016. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 9.7% to $24.4 million for the six-month period ended June 30, 2017, compared to $22.3 million in the same period in 2016. This was due to an increase in variable expenses of $587,000 and fixed expenses of $1.6 million. Variable expense increased mainly due to higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to a reduction in postage fees and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area, partially offset by decreased contracted service costs. Direct expenses increased as a percentage of revenue to 41.6% in the six-month period ended June 30, 2017, compared to 41.3% during the same period of 2016 as expenses increased by 9.7% while revenue for the same period increased by 8.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.1% to $13.6 million for the six-month period ended June 30, 2017, compared to $14.6 million for the same period in 2016, primarily due to lower salary and benefit costs, including lower incentives, commissions, and share based compensation expense totaling $1.1 million, less public company related costs and legal expenses of $162,000 (mainly due to shelf registration fees expensed in 2016 of $177,000), and lower travel costs of $103,000; partially offset by higher computer supplies and software license fees of $215,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 23.2% for the six-month period ended June 30, 2017, from 27.1% for the same period in 2016 as expenses decreased by 7.1% while revenue for the same period increased by 8.8%.

Depreciation and amortization. Depreciation and amortization expenses increased to $2.2 million for the six-month period ended June 30, 2017, compared to $2.1 million for the same period in 2016 primarily due to increased amortization of $250,000 from additional computer software investments, partially offset by decreased amortization of $66,000 as a result of certain intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue was 3.8% for the six-month periods ended June 30, 2017 and 2016.

Provision for income taxes. Provision for income taxes was $6.2 million (33.5% effective tax rate) for the six-month period ended June 30, 2017, compared to $5.0 million (33.1% effective tax rate) for the same period in 2016. The effective tax rate for the six-month period ended June 30, 2017 increased slightly due to increases in the estimated state tax rates as well as a greater proportion of United States income subject to higher tax rates than Canadian income, partially offset by increased tax benefits in 2017 from the exercise of options and dividends paid to non-vested shareholders.  In addition, state tax incentives decreased $38,000, and, in 2016, the United States federal tax examination adjustments decreased tax expense by $48,000.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

As of June 30, 2017, our principal sources of liquidity included $31.6 million of cash and cash equivalents and up to $12.0 million of unused borrowings under our revolving credit note. Of this cash, $12.6 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held in Canada are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2016, that an additional tax liability of $536,000 would become due if repatriation of undistributed earnings would occur.

Working Capital

The Company's working capital was $20.1 million and $15.6 million on June 30, 2017 and December 31, 2016, respectively. The change was primarily due to increases in trade accounts receivable of $2.3 million, increases in prepaid expenses of $1.8 million, increases in recoverable income taxes of $1.2 million, decreases in income taxable payable of $662,000, decreases in current portion of notes payable of $576,000, decreases in accrued wages, bonus and profit sharing of $467,000 and decreases in accrued expenses of $339,000. This was partially offset by increases in deferred revenue of $1.2 million, increases in accounts payable of $118,000 and decreases in cash and cash equivalents of $1.4 million. Trade accounts receivable and unbilled revenue increased due to the timing of billings and collections on new and renewal contracts. Accrued wages, bonus and profit sharing decreased due to the payment of 2016 annual bonuses in the six-month period ended June 30, 2017. Accrued and prepaid expenses changed due to the timing of vendor payments and pre-payments for services. Income taxes payable and recoverable changed due to the timing of income tax payments. Current portion of notes payable decreased due to normal payment and amortization of the term note. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of June 30, 2017 and December 31, 2016 were $16.7 million and $15.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Provided by operating activities	$10,620	$11,225
Used in investing activities	(2,390)	(2,217)
Used in financing activities	(10,022)	(24,647)
Effect of exchange rate change on cash	399	686
Net change in cash and cash equivalents	(1,393)	(14,953)
Cash and cash equivalents at end of period	$31,628	$27,192

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2017, which included net income of $12.3 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions and non-cash stock compensation totaling $3.5 million. Changes in working capital decreased cash flows from operating activities by $5.1 million, primarily due to increases in trade accounts receivables, increases in prepaid expenses, increases in unbilled revenue and decreases in accrued expenses wages, bonuses and profit sharing. These were partially offset by increases in deferred revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts, and increases in accounts payable due to timing of payments.

Net cash provided by operating activities was $11.2 million for the six months ended June 30, 2016, which included net income of $10.1 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, provision for uncertain tax positions and non-cash stock compensation totaling $4.0 million. Changes in working capital decreased 2016 cash flows from operating activities by $2.8 million, primarily due to increases in trade accounts receivable and income taxes receivable, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts.

Cash Flows from Investing Activities

Net cash of $2.4 million and $2.2 million was used for investing activities in the six months ended June 30, 2017 and 2016, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $10.0 million in the six months ended June 30, 2017. Cash was used to repay borrowings under the term note totaling $1.4 million and for capital lease obligations of $53,000. Cash was also used to pay $8.4 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

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

The effect of changes in foreign exchange rates increased cash and cash equivalents by $399,000 and $686,000 in the six months ended June 30, 2017 and ended June 30, 2016, respectively.

Capital Expenditures

Cash paid for capital expenditures was $2.4 million for the six-month period ended June 30, 2017. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2017 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at June 30, 2017 was $2.1 million.

The Company also has a revolving credit note which was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of June 30, 2017 the revolving credit note did not have a balance. The Company had the capacity to borrow $12.0 million as of June 30, 2017.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of June 30, 2017, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of June 30, 2017 was $202,000.

Shareholders’ equity increased $5.0 million to $87.8 million at June 30, 2017, from $82.8 million at December 31, 2016. The increase was mainly due to net income of $12.3 million, share-based compensation of $792,000 and changes in the cumulative translation adjustment of $499,000. This was partially offset by dividends declared of $8.4 million.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of June 30, 2017:

Contractual Obligations(1)	Total Payments	Remainder of 2017	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,168	$266	$796	$106	$--
Capital leases	213	100	81	32	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	2,136	1,274	862	--	--
Total	$3,517	$1,640	$1,739	$138	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $730,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of June 30, 2017 the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of July 28, 2017, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended June 30, 2017.

ITEM 6.	Exhibits

The exhibits listed in the accompanying index of exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 4, 2017	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONAL RESEARCH CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period ended June 30, 2017

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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