Form 10-Q
period 2017-09-30
NATIONAL RESEARCH CORP
filed 2017-11-09
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Class A Common Stock, $.001 par value, outstanding as of October 27, 2017: 20,942,785 shares

Class B Common Stock, $.001 par value, outstanding as of October 27, 2017: 3,540,244 shares

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2017

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,750	$33,021
Trade accounts receivable, less allowance for doubtful accounts of $188 and $169 in 2017 and 2016, respectively	13,588	10,864
Unbilled revenue	1,283	1,546
Prepaid expenses	3,075	1,585
Income tax receivable	61	14
Other current assets	65	35
Total current assets	53,822	47,065

Property and equipment, net	12,089	11,806
Intangible assets, net	2,932	3,124
Goodwill	58,036	57,861
Other	1,861	768
Total assets	$128,740	$120,624
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,693	$2,683
Accounts payable	548	765
Accrued wages, bonus and profit sharing	4,151	4,543
Accrued expenses	3,122	3,069
Current portion of capital lease obligations	87	82
Income taxes payable	1,862	662
Dividends payable	4,218	4,213
Deferred revenue	18,486	15,497
Total current liabilities	34,167	31,514

Notes payable, net of current portion	-	857
Deferred income taxes	4,855	4,670
Other long term liabilities	874	777
Total liabilities	39,896	37,818

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,799,230 in 2017 and 25,656,760 in 2016, outstanding 20,942,785 in 2017 and 20,891,069 in 2016	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,317,656 in 2017 and 4,308,875 in 2016, outstanding 3,540,244 in 2017 and 3,539,931 in 2016	4	4
Additional paid-in capital	50,121	46,725
Retained earnings	75,278	71,507
Accumulated other comprehensive loss	(1,528)	(2,626)
Treasury stock, at cost; 4,856,445 Class A shares, 777,412 Class B shares in 2017 and 4,765,691 Class A shares, 768,944 Class B shares in 2016	(35,057)	(32,830)
Total shareholders’ equity	88,844	82,806
Total liabilities and shareholders’ equity	$128,740	$120,624

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$28,951	$27,032	$87,661	$81,016

Operating expenses:
Direct	12,267	11,468	36,706	33,741
Selling, general and administrative	8,430	7,139	22,021	21,766
Depreciation and amortization	1,132	1,086	3,376	3,146
Total operating expenses	21,829	19,693	62,103	58,653

Operating income	7,122	7,339	25,558	22,363

Other income (expense):
Interest income	29	12	58	34
Interest expense	(18)	(38)	(68)	(158)
Other, net	40	(4)	76	112

Total other income (expense)	51	(30)	66	(12)

Income before income taxes	7,173	7,309	25,624	22,351

Provision for income taxes	3,020	2,580	9,198	7,558

Net income	$4,153	$4,729	$16,426	$14,793

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.10	$0.11	$0.39	$0.35
Class B	$0.59	$0.67	$2.34	$2.11
Diluted Earnings Per Share:
Class A	$0.09	$0.11	$0.38	$0.35
Class B	$0.57	$0.66	$2.28	$2.08

Dividends Per Share of Common Stock:
Class A	$0.10	$0.08	$0.30	$0.24
Class B	$0.60	$0.48	$1.80	$1.44

Weighted average shares and share equivalents outstanding:
Class A – basic	20,788	20,716	20,759	20,712
Class B – basic	3,514	3,511	3,514	3,503
Class A – diluted	21,740	21,068	21,537	21,017
Class B – diluted	3,620	3,556	3,595	3,557

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$4,153	$4,729	$16,426	$14,793
Other comprehensive income:
Foreign currency translation adjustment	599	(198)	1,098	680
Other comprehensive income	$599	$(198)	$1,098	$680

Comprehensive Income	$4,752	$4,531	$17,524	$15,473

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$16,426	$14,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,376	3,146
Deferred income taxes	184	905
Reserve for uncertain tax positions	112	(42)
Non-cash share-based compensation expense	1,273	1,548
Net changes in assets and liabilities:
Trade accounts receivable	(2,574)	(4,197)
Unbilled revenue	276	141
Prepaid expenses	(1,274)	(315)
Accounts payable	(108)	73
Accrued expenses, wages, bonuses and profit sharing	(293)	(90)
Income taxes receivable and payable	1,157	(476)
Deferred revenue	2,925	2,533
Net cash provided by operating activities	21,480	18,019

Cash flows from investing activities:
Purchase of equity investment	(1,300)	--
Purchase of intangible Content License	(250)	--
Purchases of property and equipment	(3,347)	(3,066)
Net cash used in investing activities	(4,897)	(3,066)

Cash flows from financing activities:
Payments on notes payable	(1,847)	(1,795)
Payments on capital lease obligations	(81)	(73)
Cash paid for non-controlling interest	--	(2,000)
Proceeds from exercise of stock options	--	548
Payment of employee payroll tax withholdings on share-based awards exercised	(105)	(204)
Payment of dividends on common stock	(12,649)	(25,180)
Net cash used in financing activities	(14,682)	(28,704)

Effect of exchange rate changes on cash	828	484
Change in cash and cash equivalents	2,729	(13,267)
Cash and cash equivalents at beginning of period	33,021	42,145
Cash and cash equivalents at end of period	$35,750	$28,878

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$65	$152
Income taxes	$7,749	$7,254
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations originated for property and equipment	$74	$109
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$2,123	$397

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATION AND PRESENTATION

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Research Corporation Canada, doing business as NRC Health Canada. The condensed consolidated statement of income for the nine months ended September 30, 2016 also included Customer-Connect LLC.  Customer-Connect LLC became a wholly-owned subsidiary in March 2016 and was previously a variable interest entity for which NRC Health was deemed the primary beneficiary. On June 30, 2016, Customer-Connect LLC was dissolved. All significant intercompany transactions and balances have been eliminated.

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

Equity Investments

The Company acquires equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, the Company applies either cost or equity method of accounting depending on the nature of its investment and its ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. During the three-month period ended September 30, 2017, the Company acquired a $1.3 million investment in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is carried at cost and included in other non-current assets. The Company has a seat on PX's board of directors and the Company's investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX at September 30, 2017.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2017 and December 31, 2016:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2017
Money Market Funds	$12,586	$--	$--	$12,586
Commercial Paper	--	12,948	--	12,948
Eurodollar Deposits	--	10,008	--	10,008
Total	$12,586	$22,956	$--	$35,542

As of December 31, 2016
Money Market Funds	$11,200	$--	$--	$11,200
Commercial Paper	--	21,450	--	21,450
Total	$11,200	$21,450	$--	$32,650

The Company’s long-term debt is recorded at historical cost. The following are the carrying amounts and estimated fair values, using a Level 2 discounted cash flow analysis based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit risk:

	September 30, 2017	December 31, 2016
	(In thousands)
Total carrying amounts of long-term debt	$1,693	$3,540
Estimated fair value of long-term debt	$1,690	$3,533

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Long-lived assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles, and cost method investments are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2017, and December 31, 2016, there was no indication of impairment related to these assets.

2.	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2017 increased to 42.1% compared to 35.3% for the same period in 2016 mainly due to $384,000 of additional tax expense from non-deductible proposed recapitalization expenses (see Note 9). The effective tax rate for the nine-month period ended September 30, 2017 increased to 35.9% compared to 33.8% for the same period in 2016. The increase in the effective tax rate for the nine-month period ended September 30, 2017 was primarily due to $384,000 of additional tax expense from non-deductible proposed recapitalization expenses, increases in the estimated state tax rates as well as a greater proportion of United States income subject to higher tax rates than Canadian income. The Company also had reduced tax expense in 2016 of $105,000 from United States federal tax examination adjustments, net of interest and penalties, and state tax return adjustments decreasing tax expense.  These are partially offset by increased tax benefits of $149,000 in 2017 from the exercise of options and dividends paid to non-vested shareholders.

3.	NOTES PAYABLE

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2017 was $1.7 million.

The Company also has a revolving credit note which was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of September 30, 2017 the revolving credit note did not have a balance and the Company had the capacity to borrow $12.0 million.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2017, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 299,917 shares of the Company’s class A common stock and 49,986 shares of the class B common stock during the nine-month period ended September 30, 2017. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2016	1,705,483	$12.31
Granted	299,917	$22.13
Exercised	(161,784)	$11.01		$1,808
Forfeited	(60,982)	$21.35
Outstanding at September 30, 2017	1,782,634	$13.77	5.54	$42,651
Exercisable at September 30, 2017	1,310,361	$12.04	4.46	$33,621
Class B
Outstanding at December 31, 2016	250,493	$29.70
Granted	49,986	$42.90
Exercised	(12,000)	$28.41		$142
Forfeited	(10,163)	$41.53
Outstanding at September 30, 2017	278,316	$31.69	5.74	$6,044
Exercisable at September 30, 2017	200,550	$29.06	4.66	$4,884

As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million and $186,000 for class A and class B common shares, respectively, which is expected to be recognized over a weighted average period of 2.46 years and 2.56 years for class A and class B common stock shares, respectively.

The following table summarizes information for the nine months ended September 30, 2017 regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	174,487	$13.93	29,081	$37.21
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	(19,314)	$14.26	(3,219)	$34.69
Outstanding at September 30, 2017	155,173	$13.89	25,862	$37.53

As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock awards was approximately $1.0 million and is expected to be recognized over a weighted average period of 2.42 years.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2017:

(In thousands)
Balance as of December 31, 2016	$57,861
Foreign currency translation	175
Balance as of September 30, 2017	$58,036

Intangible assets consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,349	9,331
Technology	1,359	1,110
Trade name	1,572	1,572
Total other intangible assets	13,471	13,204
Accumulated amortization	(10,539)	(10,080)
Other intangible assets, net	$2,932	$3,124

6.	PROPERTY AND EQUIPMENT

	September 30, 2017	December 31, 2016
	(In thousands)
Property and equipment	$41,183	$37,890
Accumulated depreciation	(29,094)	(26,084)
Property and equipment, net	$12,089	$11,806

7.	EARNINGS PER SHARE

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

For the three months ended September 30, 2016, 156,610 options of class A shares and 118,830 options of class B shares have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the three months ended September 30, 2016, an additional 351,620 options of class A shares were excluded as their inclusion would be anti-dilutive.

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$2,062	$2,091	$2,345	$2,384
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(15)	(15)	(21)	(21)
Net income attributable to common shareholders	$2,047	$2,076	$2,324	$2,363
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,788	3,514	20,716	3,511
Net income per share – basic	$0.10	$0.59	$0.11	$0.67
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$2,047	$2,076	$2,324	$2,363
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	20,788	3,514	20,716	3,511
Weighted average effect of dilutive securities – stock options	952	106	352	45
Denominator for diluted earnings per share – adjusted weighted average shares	21,740	3,620	21,068	3,556
Net income per share – diluted	$0.09	$0.57	$0.11	$0.66

For the nine months ended September 30, 2016, the Company had 506,250 options of class A shares and 56,728 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the nine months ended September 30, 2017 and 2016, an additional 91,385 and 204,170 options of class A shares and 15,231 and 47,429 of Class B shares were excluded as their inclusion would be anti-dilutive, respectively.

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$8,151	$8,275	$7,339	$7,454
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(63)	(64)	(64)	(64)
Net income attributable to common shareholders	$8,088	$8,211	$7,275	$7,390
Denominator for net income per share - basic:
Weighted average common shares outstanding – basic	20,759	3,514	20,712	3,503
Net income per share – basic	$0.39	$2.34	$0.35	$2.11
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$8,088	$8,211	$7,275	$7,390
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	20,759	3,514	20,712	3,503
Weighted average effect of dilutive securities – stock options	778	81	305	54
Denominator for diluted earnings per share – adjusted weighted average shares	21,537	3,595	21,017	3,557
Net income per share – diluted	$0.38	$2.28	$0.35	$2.08

8.	RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $63,000 and $59,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $183,000 and $174,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Mr. Hays, the Chief Executive Officer, majority shareholder and director of the Company, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  The Company, directly or indirectly through its former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $68,000 and $488,000 in the three-month and nine-month periods ended September 30, 2016, respectively. There were no purchases from Nebraska Global in 2017.

Mr. Hays incurred approximately $538,000 of fees and expenses in connection with exploring strategic alternatives for the Company, including the proposed recapitalization (see Note 9), for which the Company has reimbursed Mr. Hays in the three and nine-month periods ended September 30, 2017.

During the three months ended September 30, 2017, the Company acquired a cost method investment in convertible preferred stock of PX. Prior to the investment, the Company entered into an agreement with PX, under which the Company acts as a reseller of PX services (the “PX reseller agreement”). Additionally, the Company acquired content licenses from PX for content that the Company includes in certain of its subscription services. The total revenue earned from the PX reseller agreement in the three and nine month periods ended September 30, 2017 was $159,000 and $454,000, respectively. There was no revenue earned during the three and nine month periods ended September 30, 2016. The total amount paid for licensed content from PX in the three and nine-month periods ended September 30, 2017 was $250,000. There were no such purchases in 2016.

9.	PROPOSED RECAPITALIZATION

In September 2017, the Company’s Board of Directors approved a 1-for-1,764,560 reverse stock split of the Company’s class B common stock followed by a 1,764,560-for-1 forward stock split that will cash out all holders of the Company's class B common stock, other than the Company's founder and chief executive officer.

In September 2017, the Company entered into a commitment letter with First National Bank of Omaha, which expires on December 29, 2017, to provide a senior secured term loan of $70 million, a senior secured delayed draw term loan facility of $20 million and a senior secured revolving line of credit facility in an amount equal to $10 million.

The proposed recapitalization is subject to closing of financing and approval by the holders of the Company’s class A common stock, class B common stock and both classes of stock voting together as a group.

The Company incurred expenses related to the proposed recapitalization of approximately $975,000 and $1.1 million in the three and nine months ended September 30, 2017, respectively, which are included in selling and administrative expenses.  These expenses include the amount reimbursed to Mr. Hays (see Note 8).

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes certain recognition, measurement, presentation and disclosure aspects related to financial instruments. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. As of September 30, 2017, the Company had approximately $1.8 million of operating lease commitments which would be recorded on the balance sheet under the new guidance. However, the Company is currently in the process of further evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments which eliminates the diversity in practice related to eight cash flow classification issues.  This ASU is effective for the Company on January 1, 2018 with early adoption permitted.  The Company plans to adopt this ASU on January 1, 2018 and believes its adoption will not significantly impact the Company’s results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Asset Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the tax consequences of intercompany asset transfers other than inventory transfers in the period in which the transfer takes place. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. ASU 2016-16 is to be adopted using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustment will include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date.  The Company believes the adoption of ASU 2016-16 will not significantly impact the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates Step 2 of the goodwill impairment testing which requires the fair value of individual assets and liabilities of a reporting unit to be determined when measuring goodwill impairment. The new guidance may result in different amounts of impairment that could be recognized compared to existing guidance. In addition, failing step 1 of the impairment test may not result in impairment under existing guidance. However, under the revised guidance, failing step 1 will always result in a goodwill impairment. ASU 2017-04 is to be applied prospectively for goodwill impairment testing performed in years beginning after December 15, 2019.  The Company plans to adopt this guidance early with its annual impairment testing as of October 1, 2017 but does not believe the adoption will impact the Company's results of operations or financial position.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	42.4	42.4	41.9	41.6
Selling, general and administrative	29.1	26.4	25.1	26.9
Depreciation and amortization	3.9	4.0	3.8	3.9
Total operating expenses	75.4	72.8	70.8	72.4

Operating income	24.6%	27.2%	29.2%	27.6%

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

Revenue. Revenue for the three-month period ended September 30, 2017, increased 7.1% to $29.0 million, compared to $27.0 million in the three-month period ended September 30, 2016. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 7.0% to $12.3 million for the three-month period ended September 30, 2017, compared to $11.5 million in the same period in 2016. This was due to an increase in variable expenses of $302,000 and fixed expenses of $497,000. Variable expense increased mainly due increased costs to support the larger revenue and higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area. Direct expenses as a percentage of revenue were 42.4% in the three-month periods ended September 30, 2017 and 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 18.1% to $8.4 million for the three-month period ended September 30, 2017, compared to $7.1 million for the same period in 2016, primarily due to expenses associated with the proposed recapitalization of $975,000, higher recruiting fees of $264,000, and increased computer supplies and software license fees of $142,000, partially offset by lower marketing expenses of $162,000. Selling, general, and administrative expenses increased as a percentage of revenue to 29.1% for the three-month period ended September 30, 2017, from 26.4% for the same period in 2016 as expenses increased by 18.1% while revenue for the same period increased by 7.1%.

Depreciation and amortization. Depreciation and amortization remained at $1.1 million for the three-month periods ended September 30, 2017 and 2016. Depreciation and amortization expenses as a percentage of revenue was 3.9% for the three-month period ended September 30, 2017, and 4.0% for the same period in 2016.

Provision for income taxes. Provision for income taxes was $3.0 million (42.1% effective tax rate) for the three-month period ended September 30, 2017, compared to $2.6 million (35.3% effective tax rate) for the same period in 2016. The effective tax rate for the three-month period ended September 30, 2017, was higher mainly due to $384,000 of additional tax expense from non-deductible proposed recapitalization expenses.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

Revenue. Revenue for the nine-month period ended September 30, 2017, increased 8.2% to $87.7 million, compared to $81.0 million in the nine-month period ended September 30, 2016. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 8.8% to $36.7 million for the nine-month period ended September 30, 2017, compared to $33.7 million in the same period in 2016. This was due to an increase in variable expenses of $889,000 and fixed expenses of $2.1 million. Variable expense increased mainly increased costs to support the larger revenue and higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to a reduction in postage fees and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area, partially offset by decreased contracted service costs. Direct expenses increased as a percentage of revenue to 41.9% in the nine-month period ended September 30, 2017, compared to 41.6% during the same period of 2016 as expenses increased by 8.8% while revenue for the same period increased by 8.2%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.2% to $22.0 million for the nine-month period ended September 30, 2017, compared to $21.8 million for the same period in 2016, primarily due to expenses associated with the proposed recapitalization of $1.1 million, higher recruiting fees of $412,000, and higher computer supplies and software license fees of $357,000, partially offset by lower salary and benefit costs (including lower incentives, commissions, and share based compensation expense totaling $970,000),  lower travel costs of $180,000, $177,000 reduction due to shelf registration fees expensed in 2016, marketing expense decreases of $126,000 and lower development and training costs of $124,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.1% for the nine-month period ended September 30, 2017, from 26.9% for the same period in 2016 as expenses increased by 1.2% while revenue for the same period increased by 8.2%.

Depreciation and amortization. Depreciation and amortization expenses increased to $3.4 million for the nine-month period ended September 30, 2017, compared to $3.1 million for the same period in 2016 primarily due to increased amortization of $314,000 from additional computer software investments, partially offset by decreased amortization of $66,000 as a result of certain intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue was 3.8% and 3.9% for the nine-month periods ended September 30, 2017 and 2016, respectively.

Provision for income taxes. Provision for income taxes was $9.2 million (35.9% effective tax rate) for the nine-month period ended September 30, 2017, compared to $7.6 million (33.8% effective tax rate) for the same period in 2016. The effective tax rate for the nine-month period ended September 30, 2017 increased primarily from $384,000 of additional tax expense from non-deductible proposed recapitalization expenses, increases in the estimated state tax rates as well as a greater proportion of United States income subject to higher tax rates than Canadian income. The Company also had reduced tax expense in 2016 of $105,000 from United States federal tax examination adjustments, net of interest and penalties, and state tax return adjustments decreasing tax expense.  These were partially offset by increased tax benefits of $149,000 in 2017 from the exercise of options and dividends paid to non-vested shareholders.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

As of September 30, 2017, our principal sources of liquidity included $35.8 million of cash and cash equivalents and up to $12.0 million of unused borrowings under our revolving credit note. Of this cash, $12.8 million was held in Canada. All of the amounts held in Canada are intended to be indefinitely reinvested in foreign operations. The amounts held in Canada are eligible for repatriation, but under current law, would be subject to U.S. federal income taxes less applicable foreign tax credits. The Company estimated at December 31, 2016, that an additional tax liability of $536,000 would become due if repatriation of undistributed earnings would occur.

Working Capital

The Company's working capital was $19.7 million and $15.6 million on September 30, 2017 and December 31, 2016, respectively. The change was primarily due to increases in cash and cash equivalents of $2.7 million, increases in trade accounts receivable of $2.7 million, increases in prepaid expenses of $1.5 million, decreases in current portion of notes payable of $990,000, and decreases in accrued wages, bonus, and profit sharing of $392,000. This was partially offset by increases in deferred revenue of $3.0 million and increases in income taxes payable of $1.2 million. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Accrued wages, bonus and profit sharing decreased due to the payment of 2016 annual bonuses in the nine-month period ended September 30, 2017. Prepaid expenses changed due to the timing of vendor payments and pre-payments for services. Income taxes payable changed due to the timing of income tax payments. Current portion of notes payable decreased due to normal payment and amortization of the term note. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of September 30, 2017 and December 31, 2016 were $18.5 million and $15.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Provided by operating activities	$21,480	$18,019
Used in investing activities	(4,897)	(3,066)
Used in financing activities	(14,682)	(28,704)
Effect of exchange rate change on cash	828	484
Net change in cash and cash equivalents	2,729	(13,267)
Cash and cash equivalents at end of period	$35,750	$28,878

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $21.5 million for the nine months ended September 30, 2017, which included net income of $16.4 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions and non-cash stock compensation totaling $4.9 million. Changes in working capital increased cash flows from operating activities by $109,000, primarily due to increases in deferred revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts, and increases in income taxes receivable and payable which fluctuate with the timing of income tax payments. These were partially offset by increases in trade accounts receivable and increases in prepaid expenses.

Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2016, which included net income of $14.8 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, provision for uncertain tax positions and non-cash stock compensation totaling $5.6 million. Changes in working capital decreased 2016 cash flows from operating activities by $2.3 million, primarily due to increases in trade accounts receivable and prepaid expenses and a decrease in income taxes payable, net of increases in deferred revenue due to the timing of billing, collections and revenue recognition on new or renewal contracts.

Net cash provided by operating activities increased $3.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was mainly due to an increase in net income of $1.6 million and working capital changes of $2.4 million. Working capital increased primarily due to changes in trade accounts receivable, income taxes receivable and payable, and prepaid expenses.

Cash Flows from Investing Activities

Net cash of $4.9 million and $3.1 million was used for investing activities in the nine months ended September 30, 2017 and 2016, respectively. Purchases of property and equipment totaled $3.3 million and $3.1 million in the nine months ended September 30, 2017 and 2016, respectively. In addition, the Company used $1.3 million of cash in the three months ended September 30, 2017 to acquire a strategic investment in PX.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.7 million in the nine months ended September 30, 2017. Cash was used to repay borrowings under the term note totaling $1.8 million and for capital lease obligations of $81,000. Cash was also used to pay $12.6 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

Net cash used in financing activities was $28.7 million in the nine months ended September 30, 2016. The exercise of stock options provided cash of $548,000. Cash was used to pay payroll taxes on vested restricted shares of $204,000, to pay capital lease obligations of $73,000, to repay borrowings under the term note totaling $1.8 million, to pay dividends on common stock of $25.2 million, and to pay $2.0 million for Customer-Connect LLC non-controlling interests.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $828,000 and $484,000 in the nine months ended September 30, 2017 and 2016, respectively.

Capital Expenditures

Cash paid for capital expenditures was $3.3 million for the nine months ended September 30, 2017. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2017 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at September 30, 2017 was $1.7 million.

The Company also has a revolving credit note which was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of September 30, 2017 the revolving credit note did not have a balance. The Company had the capacity to borrow $12.0 million as of September 30, 2017.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of September 30, 2017, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of September 30, 2017 was $185,000.

Shareholders’ equity increased $6.0 million to $88.8 million at September 30, 2017, from $82.8 million at December 31, 2016. The increase was mainly due to net income of $16.4 million, share-based compensation of $1.3 million and changes in the cumulative translation adjustment of $1.1 million. This was partially offset by dividends declared of $12.7 million.

In September 2017, the Company’s Board of Directors approved a 1-for-1,764,560 reverse stock split of the Company’s class B common stock followed by a 1,764,560-for-1 forward stock split that will cash out all holders of the Company's class B common stock, other than the Company's founder and chief executive officer. Outstanding unvested share based awards of class B common stock will vest immediately preceding the reverse stock split. Each holder of class B common stock, other than the Company’s founder and chief executive officer, will receive a cash payment from the Company of $53.44 for each share of class B common stock. The class B common stock will cease trading and be delisted. The transaction is designed to address shareholder concerns with public market trading confusion related to the Company’s two classes of common stock (the class A common stock and class B common stock) and to provide a timely and cost-effective liquidity event for the holders of the Company’s class B common stock. The transaction will be funded by cash on hand in the United States, a $70 million term loan and borrowings on a line of credit.

In September 2017, the Company entered into a commitment letter with First National Bank of Omaha (“FNB”), which expires on December 29, 2017, to provide a senior secured term loan of $70 million (the “Term Loan”), a senior secured delayed draw term loan facility of $20 million (the “Delayed Draw Term Loan”) and a senior secured revolving line of credit facility in an amount equal to $10 million (the “Line of Credit” and, collectively with the Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”). If the Company closes on the Credit Facilities with FNB, any balances remaining on the existing term note and revolving credit note will be repaid. The Term Loan will be used to fund, in part, the reverse stock split, related costs and cashing out outstanding stock options and restricted shares tied to the class B common stock. The Delayed Draw Term Loan, if used, is designated to fund any future business acquisitions or repurchasing of class A common stock. The Line of Credit has a three year term and will be used to fund ongoing working capital needs and for other general corporate purpose. The Company will also pay loan origination fees equal to 0.25% of the amount borrowed under the Term Loan at closing.

The proposed recapitalization is subject to closing of financing and approval by the holders of the Company’s class A common stock, class B common stock and both classes of stock voting together as a group. The Company incurred expenses related to the proposed recapitalization of approximately $975,000 and $1.1 million in the three and nine months ended September 30, 2017, respectively, which are included in selling and administrative expenses.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of September 30, 2017:

Contractual Obligations(1)	Total Payments	Remainder of 2017	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,820	$190	$1,143	$487	$--
Capital leases	203	30	130	42	1
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	1,711	848	863	--	--
Total	$3,734	$1,068	$2,136	$529	$1

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $769,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of September 30, 2017 the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of October 27, 2017, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended September 30, 2017.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: November 9, 2017	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)