Form 10-K
period 2017-12-31
NATIONAL RESEARCH CORP
filed 2018-03-14
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35929

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

Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the class A common stock and the class B common stock held by non-affiliates of the registrant at June 30, 2017: $458,611,975.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, outstanding as of February 28, 2018: 20,970,575 shares

Class B Common Stock, $0.001 par value, outstanding as of February 28, 2018: 3,540,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by the federal securities laws.

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

NRC Health has achieved a market leadership position through its more than 36 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since its founding in 1981, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $3.3 trillion in 2016, or $10,348 per person. In total, health spending accounted for 17.9% of the nation’s Gross Domestic Product in 2016. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

NRC Health’s Market Insights Solutions – NRC Health’s Market Insights solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; real-time assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through real-time competitive assessments and enhanced segmentation tools. NRC Health’s Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of more than 292,000 healthcare consumers in the top 300 markets across the country annually. NRC Health’s Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer perception and preferences and optimize marketing strategies. NRC Health’s Market Insights solutions provide clients with on-demand tools to measure brand value and build brand equity in their markets, evaluate and optimize advertising efficacy and consumer recall, and tailor research to obtain the real time voice of customer feedback to support branding and loyalty initiatives. The Company’s Market Insights solutions were historically marketed under the Healthcare Market Guide and Ticker brands.

NRC Health’s Experience Solutions – NRC Health’s Experience solutions provide hospitals and healthcare providers the ability to receive and take action on customer and employee feedback across all care settings in real-time. Experience solutions include patient and resident experience, workforce engagement, health risk assessments, transitions, and improvement tools, which are provided through the Experience, Transitions and National Research Canada Corporation operating segments. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, NRC Health’s Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching tools to enable clients to improve the experiences of patients, residents, physicians and staff.   By illuminating the complete care journey in real time, the Company’s clients are able to ensure each individual receives the care, respect, and experience he or she deserves. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement, increased clinician and staff engagement, loyal relationships and personal well-being.

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

Premier client portfolio across the care continuum. NRC Health’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. The Company’s client base is diverse, with its top ten clients representing approximately 19% of total revenue for the year ended December 31, 2017 and no single client representing more than 5% of the Company’s revenue.

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

Competition

The healthcare information and market research services industry is highly competitive. The Company has traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s primary competitors among such specialty firms include Press Ganey, which has significantly higher annual revenue than the Company, and three or four other organizations that NRC Health believes have less annual revenue than the Company. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) market research firms and technology solutions which provide survey-based, general market research or Voice of the Customer feedback capabilities and (2) firms which provide services or products that complement healthcare performance assessments such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with the Company’s solutions, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

Selling additional solutions to existing clients. Approximately 22% of the Company’s existing clients purchase more than one of its solutions. NRC Health’s sales organization actively identifies and pursues these cross-sell opportunities in order to accelerate the growth of the Company.

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

Pursue strategic acquisitions and investments. The Company has historically complemented its organic growth with strategic acquisitions, having completed seven such transactions over the past sixteen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to the Company’s existing solutions and market segments. NRC Health believes that additional strategic acquisition and/or investment opportunities exist for the Company to complement its organic growth by further expanding its service capabilities, technology offerings and end markets.

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

Clients

NRC Health’s clients include many of the nation’s largest healthcare systems. The Company provides solutions to over 47 payer health plans and 148 of the 200 largest health systems.

The Company’s ten largest clients accounted for 19%, 17%, and 15% of the Company’s total revenue in 2017, 2016 and 2015, respectively. Approximately 4%, 5% and 5% of the Company’s revenue was derived from foreign customers in 2017, 2016, and 2015, respectively.

For financial information by geographic area, see Note 15 to the Company’s consolidated financial statements.

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

Associates

As of December 31, 2017, the Company employed a total of 430 persons on a full-time basis. In addition, as of such date, the Company had 28 part-time associates primarily in its survey operations, representing approximately 14 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2018, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	63	Chief Executive Officer

Steven D. Jackson	42	President

Kevin R. Karas	60	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 19%, 17%, and 15% of the Company’s total revenue in 2017, 2016, and 2015, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. The Company’s primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have lower annual revenue than us. To a certain degree, we currently compete with, and anticipate that in the future we may increasingly compete with, (1) market research firms and technology solutions which provide survey-based, general market research or Voice of the Customer Feedback capabilities and (2) firms which provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into the Company’s market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

The Company's outstanding stock is divided into two classes of common stock: class A common stock and class B common stock. The class B common stock has one vote per share on all matters and the class A common stock has one-one-hundredth (1/100th) of one vote per share. As of February 16, 2018, the class B common stock constituted approximately 94% of NRC Health's total voting power. As a result, holders of class B common stock are able to exercise a controlling influence over the Company's business, have the power to elect its directors and indirectly control decisions such as whether to issue additional shares, declare and pay dividends or enter into significant corporate transactions. A majority of the class B common stock was historically owned by Michael D. Hays, our Chief Executive Officer. However, in January and February 2018 Mr. Hays, for estate planning purposes, gifted and/or transferred all of his directly owned class B common stock and class A common stock indirectly to the Amandla MK Trust (the “New Trust”), a trust for the benefit of Mr. Hays’ family.

As of February 16, 2018, approximately 53% of the outstanding class B common stock and approximately 26% of the outstanding class A common stock was owned by the New Trust, and that collectively constituted approximately 52% of the Company's total voting power. As a result, the New Trust can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the New Trust.

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

Our growth strategy includes future acquisitions and/or investments which involve inherent risk.

In order to expand services or technologies to existing clients and increase our client base, we have historically, and may in the future, make strategic business acquisitions and/or investments that we believe complement our business. Acquisitions have inherent risks which may have material adverse effects on our business, financial condition, or results of operations, including, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; and (9) a write-off of goodwill, software development costs, client lists, other intangibles and amortization of expenses. If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations.

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

The Company is leasing 4,000 square feet of office space in Markham, Ontario, 3,900 square feet of office space in San Diego, California, 8,100 square feet of office space in Seattle, Washington and 6,200 square feet of office space in Atlanta, Georgia.

Item 3.	Legal Proceedings

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

Since the September 2017 announcement of the original proposed recapitalization plan (see Note 13 to the Company’s consolidated financial statements), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., which was filed on November 15, 2017, and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al., which was filed on November 16, 2017. These lawsuits were consolidated by order of the federal court. A third lawsuit was filed the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al, which was filed on December 1, 2017. The allegations in all of the lawsuits are very similar. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. One of the lawsuits also alleges the proposed transaction is a voidable “conflict of interest transaction” under Wisconsin statutes. The plaintiffs in these lawsuits seek, among other things, an injunction enjoining the defendants from consummating the original proposed recapitalization plan, damages, equitable relief and an award of attorneys’ fees and costs of litigation. The Company believes that the allegations of the complaints are without merit and intends to defend these lawsuits vigorously. Despite the changes to the original proposed recapitalization plan that culminated in the December 13, 2017 announcement of a revised proposed recapitalization plan (the “Proposed Recapitalization”), the Company expects that these shareholders or other shareholders might assert similar claims regarding the Proposed Recapitalization. The Company will defend any such lawsuits vigorously. As of December 31, 2017, no losses have been accrued as the Company does not believe the losses are probable or estimable.

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

The following table sets forth the range of high and low sales prices for, and dividends declared on the class A common stock and class B common stock for the period from January 1, 2016, through December 31, 2017:

	Class A			Class B
	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
2016 Quarter Ended:
March 31	$16.10	$13.70	$0.08	$36.87	$32.99	$0.48
June 30	$16.67	$12.53	$0.08	$44.60	$33.19	$0.48
September 30	$17.14	$13.26	$0.08	$38.50	$32.18	$0.48
December 31	$20.00	$14.35	$0.10	$46.37	$32.57	$0.60
2017 Quarter Ended
March 31	$20.93	$16.50	$0.10	$41.73	$38.76	$0.60
June 30	$28.75	$19.15	$0.10	$49.29	$39.00	$0.60
September 30	$41.99	$26.70	$0.10	$57.21	$47.07	$0.60
December 31	$39.00	$31.40	$0.10	$58.16	$50.46	$0.60

Cash dividends in the aggregate amount of $16.9 million were declared in 2017 with $12.7 million paid in 2017 and the remaining $4.2 million paid in January 2018. Cash dividends in the aggregate amount of $14.3 million were declared in 2016 with $10.1 million paid in 2016 and the remaining $4.2 million paid in January 2017. The payment and amount of future dividends, if any, is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions, alternative uses of the Company’s earnings and other factors.

On February 16, 2018, there were approximately 15 shareholders of record and approximately 3,863 beneficial owners of the class A common stock and approximately 11 shareholders of record and approximately 1,447 beneficial owners of the class B common stock.

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of February 16, 2018, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No class A or class B common stock was repurchased during the three-month period ended December 31, 2017. The remaining shares that may be purchased under that authorization are 280,491 and 69,491 for class A and class B common stock, respectively.

The following graph compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2012 (or on May 23, 2013 for our class A common stock which was the first day it was traded), and its relative performance is tracked through December 31, 2017. In accordance with Securities and Exchange Commission guidance, in calculating the cumulative 5-year total return on our class B common stock, we gave retroactive effect to the May 2013 Recapitalization (i.e., as if it had occurred on December 31, 2012).

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/12	5/23/13	12/13	12/14	12/15	12/16	12/17

National Research Corporation - Class B	100.00	--	116.56	122.01	135.26	166.45	235.18

National Research Corporation - Class A	---	100.00	94.10	70.25	83.85	101.51	202.11

NASDAQ Composite	100.00	--	141.63	162.09	173.33	187.19	242.29

Russell 2000	100.00	--	138.82	145.62	139.19	168.85	193.58

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2017, 2016 and 2015, and the selected balance sheet data at December 31, 2017 and 2016, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2014 and 2013, and the balance sheet data at December 31, 2015, 2014 and 2013, are derived from audited consolidated financial statements not included herein. The Company acquired Digital Assent, LLC on October 28, 2014 and disposed of selected assets and liabilities related to the clinical workflow product of its Predictive Analytics operating segment on December 21, 2015. The acquisition and disposal did not have a significant impact on the Company’s financial results, therefore, the historical data in the table below have not been adjusted.

	Year Ended December 31, (a)
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$117,559	$109,384	$102,343	$98,837	$92,590
Operating expenses:
Direct	49,068	45,577	44,610	41,719	38,844
Selling, general and administrative	29,686	28,385	27,177	25,018	25,208
Depreciation and amortization	4,586	4,225	4,109	3,804	3,732
Total operating expenses	83,340	78,187	75,896	70,541	67,784
Operating income	34,219	31,197	26,447	28,296	24,806
Other income (expense)	64	159	913	(204)	(318)
Income before income taxes	34,283	31,356	27,360	28,092	24,488
Provision for income taxes	11,340	10,838	9,750	9,936	9,004
Net income	$22,943	$20,518	$17,610	$18,156	$15,484
Earnings per share common stock: Basic Earnings per share:
Class A	$0.54	$0.49	$0.42	$0.44	$0.37
Class B	$3.26	$2.93	$2.52	$2.62	$2.25
Diluted Earnings per share:
Class A	$0.52	$0.48	$0.41	$0.43	$0.37
Class B	$3.18	$2.88	$2.49	$2.57	$2.20
Weighted average share and share equivalents outstanding:
Class A – basic	20,770	20,713	20,741	20,764	20,677
Class B – basic	3,514	3,505	3,478	3,473	3,447
Class A – diluted	21,627	21,037	20,981	21,076	21,099
Class B – diluted	3,603	3,560	3,522	3,536	3,514

	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Working capital surplus (deficiency)	$19,949	$15,551	$10,890	$25,262	$12,784
Total assets	127,316	120,624	128,049	129,510	111,088
Total debt and capital lease obligations, including current portion	1,225	3,732	5,917	8,386	10,546
Total shareholders’ equity	$90,041	$82,806	$74,222	$87,748	$71,755

(a)	All share and per share data have been retroactively adjusted to give effect to the May 2013 Recapitalization as further described in Item 5.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investments

The Company makes equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, the Company applies either cost or equity method of accounting depending on the nature of its investment and its ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. During 2017, the Company acquired a $1.3 million investment in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is carried at cost and included in other non-current assets. The Company has a seat on PX's board of directors and the Company's investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for 2017 include:

●	Revenue recognition;
●	Valuation of goodwill and identifiable intangible assets; and
●	Income taxes.

Revenue Recognition

The Company derives a majority of its operating revenue from its annually renewable services, which include performance measurement and improvement services, healthcare analytics and governance education services. The Company provides these services to its clients under annual client service contracts, although such contracts are generally cancelable on short notice without penalty. However, the Company is entitled to payment for services through the cancellation date.

Services are provided under subscription-based service agreements. The Company recognizes subscription-based service revenue over the period of time the service is provided. Generally, the subscription periods are for twelve months and revenue is recognized equally over the subscription period.

Certain contracts, excluding subscription-based service agreements, are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project. Revenue and direct expenses for services provided under these contracts are recognized under the proportional performance method. Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s revenue arrangements with a client may include combinations of performance measurement and improvement services, healthcare analytics or governance education services which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). When the periods or patterns of revenue recognition differ, each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

When a contract contains multiple elements, revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: vendor specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE, and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

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

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2017, 2016 or 2015.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. All of the Company’s goodwill is allocated to its reporting units, which are the same as its six operating segments: Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions. Goodwill is reviewed for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, no impairment exists. If the fair value of the reporting unit is less than its carrying value, then goodwill is written down by this difference. The Company performed a qualitative analysis as of October 1, 2017 and determined the fair value of each reporting unit likely significantly exceeded its carrying value. No impairments were recorded during the years ended December 31, 2017, 2016 or 2015.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of foreign earnings and accelerated depreciation that will allow for full expensing of qualified property.

On December 22, 2017, the staff of the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2017	2016	2015	2017 over 2016	2016 over 2015

Revenue	100.0%	100.0%	100.0%	7.5%	6.9%
Operating expenses:
Direct	41.7	41.7	43.6	7.7	2.2
Selling, general and administrative	25.3	25.9	26.6	4.6	4.4
Depreciation and amortization	3.9	3.9	4.0	8.5	2.8
Total operating expenses	70.9	71.5	74.2	6.6	3.0
Operating income	29.1%	28.5%	25.8%	9.7%	18.0%

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Revenue. Revenue in 2017 increased 7.5% to $117.6 million, compared to $109.4 million in 2016, which was driven primarily by a combination of continued gains in market share and vertical growth in our existing client base. Revenue from subscription-based agreements comprised 89.3% of the total revenue in 2017, compared to 88.0 % of total revenue in 2016.

Direct expenses. Direct expenses increased 7.7% to $49.1 million in 2017, compared to $45.6 million in 2016. This was due to an increase in variable expenses of $555,000 and fixed expenses of $2.9 million. Variable expense increased mainly due to increased costs to support the larger revenue and higher contracted voice recognition technology, phone costs, and labor costs, partially offset by decreased postage, printing and paper costs due to a reduction in postage fees and changes in survey methodologies. Conference expenses also decreased over the same period in 2016. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service area, partially offset by decreased contracted service costs. Direct expenses remained the same as a percentage of revenue at 41.7% in 2017 and 2016 as expenses increased by 7.7% while revenue for the same period increased by 7.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.6% to $29.7 million in 2017 compared to $28.4 million in 2016, primarily due to expenses associated with the Proposed Recapitalization of $1.4 million, higher computer supplies and software license fees of $513,000, and higher recruiting fees of $412,000, partially offset by lower salary and benefit costs of $308,000,  lower travel costs of $234,000, lower development and training costs of $205,000, $177,000 reduction for shelf registration fees expensed in 2016, and lower marketing expenses of $162,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.3% in 2017, from 25.9% for the same period in 2016 as expenses increased by 4.6% while revenue increased by 7.5% during the same period.

Depreciation and amortization. Depreciation and amortization expenses increased 8.5% to $4.6 million in 2017 compared to $4.2 million in 2016 due to increased depreciation and amortization of $405,000 primarily from additional computer software investments, partially offset by decreased amortization of $45,000 as a result of certain intangibles becoming fully amortized. Depreciation and amortization expenses as a percentage of revenue remained the same at 3.9% in 2017 and 2016.

Other income (expense). Other income (expense) decreased to $64,000 in 2017 compared to $159,000 in 2016. In December 2016, an additional gain of $223,000 was recorded due to receipt of funds placed in escrow at the time of the sale of selected assets and liabilities related to the clinical workflow product of the Company’s former Predictive Analytics operating segment. This was partially offset by lower interest expense on the term loan in 2017.

Provision for income taxes. Provision for income taxes was $11.3 million (33.1% effective tax rate) in 2017, compared to $10.8 million (34.6% effective tax rate) in 2016. The effective tax rate for the year ended December 31, 2017 decreased primarily due to the net benefit of approximately $1.9 million associated with remeasuring deferred tax assets and liabilities to the new lower federal rate, partially offset by a one-time mandatory deemed repatriation tax under the Tax Act. In addition, as a result of the Tax Act, the Company determined that it would no longer indefinitely reinvest the earnings of its Canadian subsidiary and recorded the withholding tax of $706,000 associated with this planned repatriation. The 2017 effective tax rate was also impacted by a benefit of $609,000 related to the vesting and exercise of stock awards, net of certain excess compensation limits, $504,000 of tax expense due to non-deductible recapitalization expenses and increases in the estimated state tax rates. Pursuant to the guidance in SAB 118, the Company’s estimate of impacts of the Tax Act are provisional and are subject to adjustment during 2018 based upon further analysis and interpretation of the Tax Act. See Note 7 to the Company’s consolidated financial statements for more details on tax adjustments related to the Tax Act.

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

Other income (expense). Other income (expense) decreased to $159,000 in 2016 compared to $913,000 in 2015. This was primarily due to the $1.1 million gain on the sale of selected assets and liabilities related to the clinical workflow product of the former Predictive Analytics operating segment in 2015. In December 2016, an additional gain of $223,000 was recorded due to receipt of funds placed in escrow at the time of the sale.

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

As of December 31, 2017, our principal sources of liquidity included $34.7 million of cash and cash equivalents and up to $12 million of unused borrowings under our revolving credit note. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement. Of this cash, $14.2 million was held in Canada.

Working Capital

The Company had a working capital surplus of $19.9 million and $15.6 million on December 31, 2017 and 2016, respectively.

The change was primarily due to increases in cash and cash equivalents of $1.7 million, $2.5 million increase in trade accounts receivable and $1.6 million reduction in current portion of notes payable. This was partially offset by increases in accrued wages of $2.1 million and deferred revenue of $1.4 million. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Current notes payable decreased due to monthly payments on the term note that will be fully paid in April 2018. Accrued wages increased mainly due to a payroll tax accrual from the vesting of non-vested stock award at year end. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of December 31, 2017 and December 31, 2016, were $16.9 million and $15.5 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Provided by operating activities	$28,091	$26,843	$21,886
Used in investing activities	(6,118)	(3,750)	(1,326)
Used in financing activities	(21,116)	(32,502)	(16,869)
Effect of exchange rate changes on cash	855	285	(1,588)
Net increase (decrease) in cash and cash equivalents	1,712	(9,124)	2,103
Cash and cash equivalents at end of period	$34,733	$33,021	$42,145

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, gain on sale from operating segment and the effect of working capital changes.

Net cash provided by operating activities was $28.1 million for the year ended December 31, 2017, which included net income of $22.9 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash stock compensation totaling $6.0 million. Changes in working capital decreased cash flows from operating activities by $806,000, primarily from increases in prepaid expenses, income taxes recoverable and accounts receivables, which fluctuate due to the timing and frequency of billings on new and renewal contracts. These decreases to cash flows were partially offset by the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, decreases in unbilled revenue and increases in deferred revenue.

Net cash provided by operating activities was $26.8 million for the year ended December 31, 2016, which included net income of $20.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, gain on sale from operating segment, loss on disposal of property and equipment and non-cash stock compensation totaling $6.8 million. Changes in working capital decreased cash flows from operating activities by $499,000, primarily due to the timing of payments on accounts payable and increases in prepaid expenses, accounts receivables, and unbilled revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts. These decreases to cash flows were partially offset by decreases in income taxes recoverable, and timing of payments related to accrued expenses, wages, bonus and profit sharing and deferred revenue.

Net cash provided by operating activities was $21.9 million for the year ended December 31, 2015, which included net income of $17.6 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, gain on sale from operating segment, write off of purchase option, tax benefit from exercise of stock options, and non-cash stock compensation totaling $3.8 million. Changes in working capital increased cash flows from operating activities by $472,000, primarily due to decreases in income taxes recoverable, and timing of payments related to accrued expenses, wages, bonus and profit sharing and deferred revenue. These increases were offset in part by decreases in accounts payable, and increases in accounts receivables and unbilled revenues which fluctuate due to the timing and frequency of billings on new and renewal contracts and increases in prepaid expenses. .

Cash Flows from Investing Activities

Net cash of $6.1 million was used for investing activities in the year ended December 31, 2017. Purchases of property and equipment totaled $4.6 million. In addition, the Company used $1.3 million of cash to acquire a strategic investment in convertible preferred stock of PX, which is carried at cost and included in other non-current assets.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $21.1 million in the year ended December 31, 2017. Cash was used to repay borrowings under the term note totaling $2.5 million and for capital lease obligations of $108,000. Cash was used to pay $16.9 million of dividends, and repurchase shares for payroll tax withholdings related to share-based compensation of $1.7 million.

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

Capital Expenditures

Capital expenditures for the year ended December 31, 2017 were $4.6 million. These expenditures consisted mainly of computer equipment and software. The Company expects similar capital expenditure purchases in 2018 consisting primarily of computer equipment and software and other equipment, to be funded through cash generated from operations.

Debt and Equity

The Company’s term note is payable in monthly installments of $212,468. Borrowings under the term note bear interest at an annual rate of 3.12%. The outstanding balance of the term note at December 31, 2017 was $1.1 million which will be fully paid in April 2018.

The Company also has a revolving credit note which was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2017 the revolving credit note did not have a balance and the Company had the capacity to borrow $12.0 million.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2017, the Company was in compliance with the financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of December 31, 2017 was $158,000.

In December 2017, the Company’s Board of Directors approved the Proposed Recapitalization that will exchange each share of class B common stock for one share of class A common stock plus $19.59 in cash, for total value of $53.44 per class B share. The Proposed Recapitalization replaces the proposed plan announced in September 2017. The Proposed Recapitalization is designed to eliminate the public market trading confusion related to the Company’s two classes of common stock (the class A common stock and class B common stock), to simplify the corporate structure of the Company and to provide a timely and cost-effective liquidity event for the holders of the Company’s class B common stock. The transaction will be funded by cash on hand and a $40 million term loan. The Proposed Recapitalization is subject to closing of financing and approval by the holders of the Company’s class A common stock, class B common stock and both classes of stock voting together as a group.

In December 2017, the Company entered into a commitment letter with First National Bank of Omaha (“FNB”), which expires on April 30, 2018, to provide a senior secured term loan of $40 million (the “Term Loan”), a senior secured delayed draw term loan facility of $15 million (the “Delayed Draw Term Loan”) and a senior secured revolving line of credit facility of $15 million (“the “Line of Credit” and, collectively with the Term Loan and Delayed Draw Term Loan, the “Credit Facilities”). If the Company closes on the Credit Facilities with FNB, any balances remaining on the existing term note and revolving credit note will be repaid. The Term Loan will be used to fund, in part, the Proposed Recapitalization and related costs. The Delayed Draw Term Loan, if used, is designated to fund any future business acquisitions or repurchasing of class A common stock. The Line of Credit has a three year term and will be used to fund ongoing working capital needs and for other general purpose corporate purposes. The Company will also pay loan origination fees equal to 0.25% of the amount borrowed under the Term Loan at closing. The Company will also be obligated to pay unused commitment fees quarterly in arrears.

The Company incurred expenses related to the Proposed Recapitalization of approximately $1.4 million in the year ended December 31, 2017, which are included in selling and administrative expenses.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2017:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,966	$708	$1,164	$567	$527
Capital leases	172	80	85	7	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	1,075	1,075	--	--	--
Total	$4,213	$1,863	$1,249	$574	$527

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $848,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

In February 2006, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock (on a post-May 2013 Recapitalization basis) in the open market or in privately negotiated transactions. As of December 31, 2017, the remaining number of shares that could be purchased under this authorization was 280,491 shares of class A common stock and 69,491 shares of class B common stock.

Off-Balance Sheet Obligations

The Company has no significant off-balance sheet obligations other than the operating lease commitments disclosed in “Liquidity and Capital Resources.”

Recent Accounting Pronouncements

See Note 1 to the Company’s consolidated financial statements for a description of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is changes in foreign currency exchange rates and interest rates.

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were $991,000, $369,000, and ($2.2 million) in 2017, 2016 and 2015, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $1.8 million. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2017, our fixed-rate term debt totaled $1.1 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2017, would not have a material effect on the estimated fair value of our fixed-rate debt outstanding at December 31, 2017.

Borrowings under our revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management. Borrowings under the revolving credit note may not exceed the $12.0 million. There were no borrowings outstanding under our revolving credit note at December 31, 2017, or at any time during 2017. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2017. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2017	Sept 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept 30, 2016	June 30, 2016	Mar. 31, 2016

Revenue	$29,897	$28,951	$28,435	$30,276	$28,368	$27,032	$26,114	$27,870
Direct expenses	12,362	12,267	11,939	12,500	11,836	11,468	10,734	11,539
Selling, general and administrative expenses	7,665	8,430	6,905	6,686	6,619	7,139	7,270	7,357
Depreciation and amortization	1,209	1,132	1,139	1,106	1,079	1,086	1,092	968
Operating income	8,661	7,122	8,452	9,984	8,834	7,339	7,018	8,006
Other income (expense)	(2)	51	19	(4)	171	(30)	18	--
Provision for income taxes	2,142	3,020	2,719	3,459	3,280	2,580	2,478	2,500
Net income	$6,517	$4,153	$5,752	$6,521	$5,725	$4,729	$4,558	$5,506
Earnings per share of common stock:
Basic earnings per share
Class A	$0.15	$0.10	$0.14	$0.15	$0.14	$0.11	$0.11	$0.13
Class B	$0.93	$0.59	$0.82	$0.93	$0.82	$0.67	$0.65	$0.79
Dilutive earnings per share
Class A	$0.15	$0.09	$0.13	$0.15	$0.13	$0.11	$0.11	$0.13
Class B	$0.90	$0.57	$0.80	$0.91	$0.80	$0.66	$0.64	$0.77
Weighted average shares outstanding – basic
Class A	20,802	20,788	20,752	20,737	20,717	20,716	20,711	20,710
Class B	3,515	3,514	3,514	3,513	3,511	3,511	3,508	3,489
Weighted average shares outstanding - diluted
Class A	21,843	21,740	21,525	21,245	21,118	21,068	20,992	21,012
Class B	3,625	3,620	3,591	3,576	3,569	3,556	3,565	3,549

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Research Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements.) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Lincoln, Nebraska

March 14, 2018

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
(In thousands, except share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$34,733	$33,021
Trade accounts receivable, less allowance for doubtful accounts of $200 and $169, respectively	13,343	10,864
Unbilled revenue	1,463	1,546
Prepaid expenses	2,310	1,585
Income taxes receivable	375	14
Other current assets	35	35
Total current assets	52,259	47,065

Net property and equipment	12,359	11,806
Intangible assets, net	2,764	3,124
Goodwill	58,021	57,861
Other	1,913	768

Total assets	$127,316	$120,624

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$1,067	$2,683
Accounts payable	593	765
Accrued wages, bonus and profit sharing	6,597	4,543
Accrued expenses	2,882	3,069
Current portion of capital lease obligations	71	82
Income taxes payable	--	662
Dividends payable	4,222	4,213
Deferred revenue	16,878	15,497
Total current liabilities	32,310	31,514

Notes payable, net of current portion	-	857
Deferred income taxes	4,030	4,670
Other long term liabilities	935	777
Total liabilities	37,275	37,818

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,835,230 in 2017 and 25,656,760 in 2016, outstanding 20,936,703 in 2017 and 20,891,069 in 2016	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,319,256 in 2017 and 4,308,875 in 2016, outstanding 3,535,238 in 2017 and 3,539,931 in 2016	4	4
Additional paid-in capital	51,025	46,725
Retained earnings	77,574	71,507
Accumulated other comprehensive (loss) income, foreign currency translation adjustment	(1,635)	(2,626)
Treasury stock, at cost; 4,898,527 Class A shares, 784,018 Class B shares in 2017 and 4,765,691 Class A shares, 768,944 Class B shares in 2016	(36,953)	(32,830)
Total shareholders’ equity	90,041	82,806

Total liabilities and shareholders’ equity	$127,316	$120,624

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
(In thousands, except share amounts)

	2017	2016	2015

Revenue	$117,559	$109,384	$102,343

Operating expenses:
Direct	49,068	45,577	44,610
Selling, general and administrative	29,686	28,385	27,177
Depreciation and amortization	4,586	4,225	4,109
Total operating expenses	83,340	78,187	75,896

Operating income	34,219	31,197	26,447

Other income (expense):
Interest income	96	47	60
Interest expense	(82)	(190)	(220)
Other, net	50	302	1,073

Total other income	64	159	913

Income before income taxes	34,283	31,356	27,360

Provision for income taxes	11,340	10,838	9,750

Net income	$22,943	$20,518	$17,610

Earnings per share of common stock:
Basic earnings per share:
Class A	$0.54	$0.49	$0.42
Class B	$3.26	$2.93	$2.52
Diluted earnings per share:
Class A	$0.52	$0.48	$0.41
Class B	$3.18	$2.88	$2.49

Weighted average shares and share equivalents outstanding
Class A - basic	20,770	20,713	20,741
Class B - basic	3,514	3,505	3,478
Class A - diluted	21,627	21,037	20,981
Class B - diluted	3,603	3,560	3,522

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of comprehensive income
(In thousands)

	2017	2016	2015

Net Income	$22,943	$20,518	$17,610

Other comprehensive income (loss):
Cumulative translation adjustment	$991	$369	$(2,222)
Other comprehensive income (loss)	$991	$369	$(2,222)

Comprehensive Income	$23,934	$20,887	$15,388

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
(In thousands except share and per share amounts)

	Common Stock A	Common Stock B	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balances at December 31, 2014	$25	$4	$44,864	$73,686	$(773)	$(30,058)	$87,748
Purchase of 163,268 shares of class A and 4,239 shares of class B treasury stock	--	--	--	--	--	(2,171)	(2,171)
Issuance of 43,983 class A common shares and 7,330 class B shares for the exercise of stock options	--	--	406	--	--	--	406
Tax benefit from the exercise of options and restricted stock	--	--	240	--	--	--	240
Issuance of restricted common shares, net of forfeitures (73,168 class A and 12,194 class B)	1	--	(1)	--	--	--	--
Non-cash stock compensation expense	--	--	1,383	--	--	--	1,383
Dividends declared of $0.62 and $3.72 per A and B common share, respectively	--	--	--	(25,983)	--	--	(25,983)
Acquisition of non-controlling interest	--	--	(2,789)	--	--	--	(2,789)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	--	(2,222)	--	(2,222)
Net income	--	--	--	17,610	--	--	17,610
Balances at December 31, 2015	$26	$4	$44,103	$65,313	$(2,995)	$(32,229)	$74,222
Purchase of 21,047 shares of class A and 7,681 shares of class B treasury stock	--	--	--	--	--	(601)	(601)
Issuance of 52,383 class A common shares and 35,534 class B shares for the exercise of stock options	--	--	945	--	--	--	945
Issuance of restricted common shares, net of forfeitures (11,565 class A and 1,928 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,929	--	--	--	1,929
Dividends declared of $0.34 and $2.04 per A and B common share, respectively	--	--	--	(14,324)	--	--	(14,324)
Acquisition of non-controlling interest	--	--	(252)	--	--	--	(252)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	369	--	369
Net income	--	--	--	20,518	--	--	20,518
Balances at December 31, 2016	$26	$4	$46,725	$71,507	$(2,626)	$(32,830)	$82,806
Purchase of 132,836 shares of class A and 15,074 shares of class B treasury stock	--	--	--	--	--	(4,123)	(4,123)
Issuance of 197,784 class A common shares and 13,600 class B shares for the exercise of stock options	--	--	2,455	--	--	--	2,455
Issuance of restricted common shares, net of forfeitures (19,314 class A and 3,219 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,845	--	--	--	1,845
Dividends declared of $0.40 and $2.40 per A and B common share, respectively	--	--	--	(16,876)	--	--	(16,876)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	991	--	991
Net income	--	--	--	22,943	--	--	22,943
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$22,943	$20,518	$17,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,586	4,225	4,109
Deferred income taxes	(684)	798	(1,387)
Reserve for uncertain tax positions	181	73	119
Loss on disposal of property and equipment	26	22	-
Gain on sale from operating segment	--	(223)	(1,102)
Write-off of purchase option	--	--	657
Tax benefit from exercise of stock options	--	--	25
Non-cash share-based compensation expense	1,845	1,929	1,383
Change in assets and liabilities, net of effect of acquisition and disposal:
Trade accounts receivable	(2,463)	(1,044)	(1,777)
Unbilled revenue	123	(93)	(390)
Prepaid expenses and other current assets	(565)	(535)	207
Accounts payable	12	(15)	(224)
Accrued expenses, wages, bonus and profit sharing	1,759	440	755
Income taxes receivable and payable	(1,023)	105	1,504
Deferred revenue	1,351	643	397
Net cash provided by operating activities	28,091	26,843	21,886

Cash flows from investing activities:
Purchases of property and equipment	(4,568)	(3,973)	(2,939)
Purchase of equity investment	(1,300)	--	--
Purchase of intangible content license	(250)	--	--
Net proceeds from sale of operating segment	--	223	1,613
Net cash used in investing activities	(6,118)	(3,750)	(1,326)

Cash flows from financing activities:
Payments on notes payable	(2,473)	(2,199)	(2,328)
Payments on capital lease obligations	(108)	(95)	(173)
Cash paid for non-controlling interest	--	(2,000)	(2,789)
Proceeds from exercise of stock options	--	548	-
Excess tax benefit from share-based compensation	--	-	240
Repurchase of shares for payroll tax withholdings related to share-based compensation	(1,668)	(204)	(92)
Purchase of Treasury Stock	--	--	(1,673)
Payment of dividends on common stock	(16,867)	(28,552)	(10,054)
Net cash used in financing activities	(21,116)	(32,502)	(16,869)

Effect of exchange rate changes on cash	855	285	(1,588)
Net increase (decrease) in cash and cash equivalents	1,712	(9,124)	2,103

Cash and cash equivalents at beginning of period	33,021	42,145	40,042

Cash and cash equivalents at end of period	$34,733	$33,021	$42,145

Supplemental disclosure of cash paid for:
Interest expense, net of $0, $10, and $14 capitalized, respectively	$76	$192	$207
Income taxes	$12,827	$9,963	$9,377
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations originated for property and equipment	$74	$109	$32
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$2,455	$397	$406

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

Certain contracts, excluding subscription-based service agreements, are fixed-fee arrangements with a portion of the project fee billed in advance and the remainder billed periodically over the duration of the project. Revenue for services provided under these contracts are recognized under the proportional performance method. Under the proportional performance method, the Company recognizes revenue based on output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting. The Company measures its progress based on the level of completion of these output measures and recognizes revenue accordingly. Management judgments and estimates must be made and used in connection with revenue recognized using the proportional performance method. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ materially from the reported revenue.

The Company’s revenue arrangements with a client may include combinations of NRC Health’s Experience, Transparency, Governance, and Market Insights solutions which may be executed at the same time, or within close proximity of one another (referred to as a multiple-element arrangement). When the periods or patterns of revenue recognition differ, each element of a multiple-element arrangement is accounted for as a separate unit of accounting provided each delivered element is sold separately by the Company or another vendor; and for an arrangement that includes a general right of return relative to the undelivered elements, delivery or performance of the undelivered services are considered probable and substantially in the control of the Company. The Company’s arrangements generally do not include a general right of return related to the delivered services. If these criteria are not met, the arrangement is accounted for as a single unit of accounting with revenue generally recognized equally over the subscription period or recognized under the proportional performance method.

When a contract contains multiple elements, revenue is allocated to each separate unit of accounting based on relative selling price using a selling price hierarchy: vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if VSOE nor TPE is available. VSOE is established based on the services normal selling price and discounts for the specific services when sold separately. TPE is established by evaluating similar competitor services in standalone arrangements. If neither exists for a deliverable, the best estimate of the selling price (“ESP”) is used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element is limited to revenue that is not subject to refund or otherwise represents contingent revenue. VSOE, TPE and ESP are periodically adjusted to reflect current market conditions. These adjustments are not expected to differ significantly from historical results.

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired, especially intangible assets. As a result, in the case of significant acquisitions the Company typically engages third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the Company’s historical write-off experience and current economic conditions. The Company reviews the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015:

	Balance at Beginning of Year	Bad Debt Expense	Write-offs Net of Recoveries	Balance at End of Year
	(In thousands)
Year Ended December 31, 2015	$206	$111	$144	$173
Year Ended December 31, 2016	$173	$218	$222	$169
Year Ended December 31, 2017	$169	$249	$218	$200

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

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. The Company capitalized approximately $3.0 million and $2.5 million of costs incurred for the development of internal-use software for the years ended December 31, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during the years ended December 31, 2017, 2016, or 2015.

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

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2017, 2016 or 2015.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). In connection with the October 1, 2017 annual impairment analysis, the Company early adopted ASU 2017-04, which eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment (Step 2). The new guidance may result in more or less impairment than could previously be recognized. The adoption of this guidance did not impact the Company's results of operations or financial position since only a qualitative analysis was performed as part of the October 1, 2017 annual impairment analysis.

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then goodwill is written down by this difference. The Company performed a qualitative analysis as of October 1, 2017 and determined the fair value of each reporting unit likely significantly exceeded its carrying value. No impairments were recorded during the years ended December 31, 2017, 2016 or 2015.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives. During the years ended December 31, 2017, 2016 and 2015, the Company recorded income tax benefits relating to these tax credits of $4,000, $77,000, and $156,000, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards. The Company prospectively elected ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in 2016. As a result, the tax benefit from stock options exercised was recognized as a reduction to our provision for income taxes for the years ended December 31, 2017 and 2016 rather than as an increase to additional paid-in capital for the year ended December 31, 2015 prior to adoption.

Amounts recognized in the financial statements with respect to these plans:

	2017	2016	2015
	(In thousands)
Amounts charged against income, before income tax benefit	$1,845	$1,929	$1,383
Amount of related income tax benefit	(2,310)	(1,164)	(505)
Net (benefit) expense to net income	$(465)	$765	$878

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $34.5 million and $32.7 million as of December 31, 2017, and 2016, respectively, consisting primarily of money market accounts, Eurodollar deposits and funds invested in commercial paper. At certain times, cash equivalent balances may exceed federally insured limits.

Reclassifications

Reclassifications of $191,000 have been made from noncurrent deferred income taxes to other noncurrent liabilities in the 2016 consolidated balance sheet to present the unrecognized tax benefits related to state taxes gross of federal tax benefits, consistent with the 2017 financial statement presentation. There was no impact on the previously reported net income and earnings per share.

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

Commercial paper and Eurodollar deposits are included in cash equivalents and are valued at amortized cost, which approximates fair value due to its short-term nature. Eurodollar deposits are United States dollars deposited in a foreign bank branch of a United States bank and have daily liquidity. Both of these are included as a Level 2 measurement in the table below.

The following details the Company’s financial assets within the fair value hierarchy at December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2017
Money Market Funds	$13,971	$--	$--	$13,971
Commercial Paper	--	10,490	--	10,490
Eurodollar Deposits	--	10,017	--	10,017
Total Cash Equivalents	$13,971	$20,507	$--	$34,478
As of December 31, 2016
Money Market Funds	$11,200	$--	$--	$11,200
Commercial Paper	--	21,450	--	21,450
Total Cash Equivalents	$11,200	$21,450	$--	$32,650

There were no transfers between levels during the years ended December 31, 2017 and 2016.

The Company's long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2017	December 31, 2016
	(In thousands)
Total carrying amount of long-term debt	$1,067	$3,540
Estimated fair value of long-term debt	$1,066	$3,533

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2017 and 2016, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

Since the September 2017 announcement of the original proposed recapitalization plan (see Note 13), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al.,. These lawsuits were consolidated by order of the federal court. A third lawsuit was filed the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al. The allegations in all of the lawsuits are very similar. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. One of the lawsuits also alleges the proposed transactions is a voidable “conflict of interest transaction” under Wisconsin statutes. The plaintiffs in these lawsuits seek, among other things, an injunction enjoining the defendants from consummating the original proposed recapitalization plan, damages, equitable relief and an award of attorneys’ fees and costs of litigation. The Company believes that the allegations of the complaints are without merit and intends to defend these lawsuits vigorously. Despite the changes to the original proposed recapitalization plan that culminated in the December 13, 2017 announcement of a revised proposed recapitalization plan, the Company expects that these shareholders or other shareholders might assert similar claims regarding the proposed recapitalization plan. The Company will defend any such lawsuits vigorously. As of December 31, 2017, no losses have been accrued as the Company does not believe the losses are probable or estimable.

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

At December 31, 2016, and 2015, the Company had 156,610 and 487,639 options of class A shares and 49,262, and 58,429 options of class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise price exceeds the fair market value. At December 31, 2017, 2016, and 2015 an additional 104,647, 390,300, and 68,779 options of class A shares and 1,858, 34,178, and 1,101 options of class B shares, respectively were excluded as their inclusion would be anti-dilutive.

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$11,388	$11,555	$10,178	$10,341	$8,759	$8,851
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(88)	(87)	(88)	(88)	(76)	(77)
Net income attributable to common shareholders	$11,300	$11,468	$10,090	$10,253	$8,683	$8,774
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,770	3,514	20,713	3,505	20,741	3,478
Net income per share - basic	$0.54	$3.26	$0.49	$2.93	$0.42	$2.52
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$11,300	$11,468	$10,090	$10,253	$8,683	$8,774
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,770	3,514	20,713	3,505	20,741	3,478
Weighted average effect of dilutive securities – stock options:	857	89	324	55	240	44
Denominator for diluted earnings per share – adjusted weighted average shares	21,627	3,603	21,037	3,560	20,981	3,522
Net income per share - diluted	$0.52	$3.18	$0.48	$2.88	$0.41	$2.49

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States when it becomes effective. The standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. An entity may choose to adopt ASU 2014-09 either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. The Company has completed system changes and is analyzing the resulting impact that this new guidance will have on its consolidated financial statements. The Company will adopt this new guidance using the modified retrospective approach beginning January 1, 2018 by recording a cumulative effect adjustment. The Company expects the most significant change to result from deferring direct and incremental costs of obtaining a contract, consisting of commissions and incentives, and recognizing the expense over the estimated life of the client contract, including renewal periods, rather than expensing as incurred, which is the Company’s current practice. The Company expects adjustments to retained earnings of no more than $2.7 million, net of related tax effects, upon adoption of deferring and amortizing direct and incremental contract costs. The Company also expects to record other immaterial adjustments, related to performance obligation determinations and estimating variable contingent consideration for certain contracts which were previously only recognized once the contingency was resolved and the services were performed. These amounts are only estimates and involve significant judgements by management including estimating the lives of its contracts, the value of performance deliverables and the expected amount to be earned from the satisfaction of those deliverables. The Company will finalize its calculation of the financial impact of the adoption of ASU 2014-09 in the first quarter of 2018. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. As of December 31, 2017, the Company had approximately $3.0 million of operating lease commitments which would be recorded on the balance sheet under the new guidance. However, the Company is currently in the process of further evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments which eliminates the diversity in practice related to eight cash flow classification issues.  This ASU is effective for the Company on January 1, 2018 with early adoption permitted.  The Company will adopt this ASU on January 1, 2018 and believes it will not impact the Company’s results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Asset Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the tax consequences of intercompany asset transfers other than inventory transfers in the period in which the transfer takes place. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. ASU 2016-16 is to be adopted using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustment will include recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date.  The Company believes the adoption of ASU 2016-16 will not impact the Company’s consolidated financial statements.

(2)	Equity Investments

The Company makes equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, the Company applies either cost or equity method of accounting depending on the nature of its investment and its ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. During 2017, the Company acquired a $1.3 million investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is carried at cost and included in other non-current assets. The Company has a seat on PX's board of directors and the Company's investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX.

(3)	Divestitures

On December 21, 2015, the Company completed the sale of selected assets and liabilities related to the clinical workflow product of the Predictive Analytics operating segment, for a net cash amount of approximately $1.6 million.  The Company recorded a gain of approximately $1.1 million from the sale, which is included in other income on the Statement of Income.  In connection with the closing of the transaction, $300,000 was placed in escrow to cover certain indemnification claims for one year following the transaction pursuant to the purchase agreement. Due to the uncertainty related to the settlement of the claims, escrowed amounts were recognized when the contingency was removed and the cash was released from escrow rather than at the time of sale. The Company received $223,000 of the escrow funds in December 2016 upon final resolution of the claims and recorded an additional gain on the sale from these funds.  The lack of operating results from this business due to its divestiture did not have a major effect on our operations and financial results, and, accordingly, it was not classified as a discontinued operation for any of the periods presented.

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

(5)	Property and Equipment

At December 31, 2017, and 2016, property and equipment consisted of the following:

	2017	2016
	(In thousands)
Furniture and equipment	$5,064	$4,737
Computer equipment	2,721	2,750
Computer software	22,569	20,592
Building	9,386	9,386
Leaseholds	41	--
Land	425	425
Property and equipment at cost	40,206	37,890
Less accumulated depreciation and amortization	27,847	26,084
Net property and equipment	$12,359	$11,806

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2017, 2016, and 2015 was $4.0 million, $3.6 million, and
$3.1 million, respectively.

Property and equipment included the following amounts under capital lease:

	2017	2016
	(In thousands)
Furniture and equipment	$843	$769
Property and equipment under capital lease, gross	843	769
Less accumulated amortization	684	530
Net assets under capital lease	$159	$239

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2017:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$58,021		$58,021
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,347	8,611	736
Technology		7		1,360	523	837
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,279	10,706	1,573
Total intangible assets other than goodwill				$13,470	$10,706	$2,764

Goodwill and intangible assets consisted of the following at December 31, 2016:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,861		$57,861
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,331	8,164	1,167
Technology		7		1,110	344	766
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,013	10,080	1,933
Total intangible assets other than goodwill				$13,204	$10,080	$3,124

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2017, and 2016 (in thousands):

Balance as of December 31, 2015	$57,792
Foreign currency translation	69
Balance as of December 31, 2016	$57,861
Foreign currency translation	160
Balance as of December 31, 2017	$58,021

Aggregate amortization expense for customer related intangibles, trade names, technology and non-competes for the years ended December 31, 2017, 2016 and 2015 was $610,000, $654,000, and $995,000, respectively. Estimated amortization expense for the next five years is: 2018—$662,000; 2019—$374,000; 2020—$318,000; 2021—$180,000; 2022—$39,000.

(7)	Income Taxes

For the years ended December 31, 2017, 2016, and 2015, income before income taxes consists of the following:

	2017	2016	2015
	(In thousands)
U.S. Operations	$32,750	$29,848	$25,536
Foreign Operations	1,533	1,508	1,824
Income before income taxes	$34,283	$31,356	$27,360

Income tax expense consisted of the following components:

	2017	2016	2015
	(In thousands)
Federal:
Current	$10,947	$8,930	$9,955
Deferred	(1,596)	847	(1,232)
Total	$9,351	$9,777	$8,723

Foreign:
Current	$387	$409	$455
Deferred	704	(18)	(23)
Total	$1,091	$391	$432

State:
Current	$837	$634	$680
Deferred	61	36	(85)
Total	$898	$670	$595

Total	$11,340	$10,838	$9,750

Federal Tax Reform

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted which, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code and it will take time to fully analyze the impact of the changes. Based on the information available, and the current interpretation of the Tax Act, the Company was able to make a reasonable estimate and recorded a provisional net tax benefit related to the remeasurement of the deferred tax assets and liabilities due to the reduction in the U.S. federal corporate tax rate, offset by the one-time mandatory deemed repatriation tax, payable over eight years. Pursuant to the Staff Accounting Bulletin published by the United States Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Those provisional amounts will be subject to adjustment during a measurement period of up to one year from the enactment date. Pursuant to this guidance, the estimated impact of the Tax Act is based on a preliminary review of the new tax law and projected future financial results and is subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that future results differ from currently available projections. The Company’s accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates and recorded a provisional net tax benefit of $1.9 million related to the following elements of the Tax Act pursuant to the Staff Accounting Bulletin referred to above:

●

Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. Since the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding deferred tax remeasurement is also provisional. For example, the Tax Act had several changes that were depreciation related.  The primary change for the Company would be the availability of 100% bonus depreciation on assets placed in service after September 27, 2017. The Company is still evaluating which assets meet the requirements of this and therefore, no adjustments have been recorded related to this portion of the Tax Act as of December 31, 2017. In addition, under the Tax Act, expense under certain stock compensation plans may now be subject to limitations as to deductibility and the Company is still reviewing and analyzing each plan to determine the impact.

●

One-Time Mandatory Deemed Repatriation Tax: Under the Tax Act, the Company will be subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The estimated impact of the Tax Act is based on a preliminary review of the new law. Several estimates were used in these calculations and the Company is still finalizing the material inputs, therefore all repatriation adjustments are considered provisional. For example, the Company’s expected use of foreign tax credits and credit carryforwards may be impacted once the analysis is completed. Currently, the Company estimates that it will be unable to use approximately $535,000 of foreign tax credit carryforwards and has provided a full valuation allowance against such amount.

●

Global Intangible Low-Taxed Income (“GILTI”) Policy Election: The GILTI provisions of the Tax Act do not apply to the Company until 2018 and we are still evaluating its impact. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such tax cost as a current-period expense when incurred. We have not yet determined our accounting policy because determining the impact of the GILTI provisions requires analysis of our existing legal entity structure, the reversal of our U.S. generally accepted accounting principles and U.S. tax basis differences in the assets and liabilities of our foreign subsidiary, and our ability to offset any tax with foreign tax credits. As such, we have not made a policy decision regarding whether to record deferred taxes on GILTI or treat such tax cost as a current-period expense.

In addition, as a result of the Tax Act, the Company determined that it would no longer indefinitely reinvest the earnings of its Canadian subsidiary and recorded the withholding tax of $706,000 associated with this planned repatriation.

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 35% for 2017, 2016, and 2015 on pretax income was as follows:

	2017	2016	2015
	(In thousands)
Expected federal income taxes	$11,999	$10,975	$9,576
Foreign tax rate differential	(131)	(129)	(139)
State income taxes, net of federal benefit and state tax credits	608	436	391
Federal tax credits	(130)	(165)	(150)
Uncertain tax positions	151	6	93
Nondeductible expenses related to proposed recapitalization	504	--	--
Share based compensation	(1,564)	(441)	--
Compensation limit for covered employees	955	--	--
Impact of 2017 Tax Act	(2,415)	--	--
Valuation allowance	535	--	--
Withholding tax on repatriation of foreign earnings	706	--	--
Other	122	156	(21)
Total	$11,340	$10,838	$9,750

Deferred tax assets and liabilities at December 31, 2017 and 2016, were comprised of the following:

	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$46	$62
Accrued expenses	416	580
Share based compensation	1,457	2,357
Accrued bonuses	113	84
Foreign tax credit from repatriation	535	--
Other	166	244
Gross deferred tax assets	2,733	3,327
Less Valuation Allowance	(535)	--
Deferred Tax Assets	2,198	3,327
Deferred tax liabilities:
Prepaid expenses	169	270
Property and equipment	856	1,206
Intangible assets	4,497	6,521
Repatriation withholding	706	--
Deferred tax liabilities	6,228	7,997
Net deferred tax liabilities	$(4,030)	$(4,670)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences excluding the foreign tax credit carryforward.

The Company had an unrecognized tax benefit at December 31, 2017 and 2016, of $843,000 and $662,000, respectively, excluding interest of $5,000 and $2,000 at December 31, 2017 and 2016, respectively. Of these amounts, $620,000 and $472,000 at December 31, 2017 and 2016, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2017 and 2016 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2015	$589
Reductions due to lapse of applicable statute of limitations	(148)
Additions based on tax positions of prior years	5
Additions based on tax positions related to the current year	216
Balance of unrecognized tax benefits at December 31, 2016	$662
Reductions due to lapse of applicable statute of limitations	--
Reductions due to tax positions of prior years	(7)
Additions based on tax positions related to the current year	188
Balance of unrecognized tax benefits at December 31, 2017	$843

The Company files a U.S. federal income tax return, various state jurisdictions returns and a Canada federal and provincial income tax return. All years prior to 2014 are now closed for US federal income tax and for years prior to 2014 for state income tax returns, and no exposure items exist for these years. The Company completed a United States federal tax examination for the tax year ended December 31, 2013 in the first quarter of 2016. The 2013 to 2017 Canada federal and provincial income tax returns remain open to examination.

(8)	Notes Payable

Notes payable consisted of the following:

	2017	2016
	(In thousands)
Revolving credit note with U.S. Bank, maximum available $12.0 million, matures June 30, 2018	$--	$--
Note payable to U.S. Bank for $11.8 million, interest at a 3.12% fixed rate, monthly principal and interest payments of $212,468 through April 2018	1,067	3,540
Total notes payable	1,067	3,540
Less current portion	1,067	2,683
Note payable, net of current portion	$--	$857

The Company’s revolving credit note was amended and extended effective June 30, 2017 with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note is $12.0 million. Borrowings under the revolving credit note bear interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of December 31, 2017 the revolving credit note did not have a balance and the Company had the capacity to borrow $12.0 million.

The term note and revolving credit note are secured by certain of the Company’s assets, including the Company’s land, building, accounts receivable and intangible assets. The term note and the revolving credit note contain various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of December 31, 2017, the Company was in compliance with the financial covenants.

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

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of class A common stock and 500,000 shares of class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company, options to purchase 36,000 shares of class A common stock and 6,000 shares of class B common stock are granted to directors that are elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At December 31, 2017, there were 921,000 shares of class A common stock and 153,500 shares of class B common stock available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 2,079,000 class A and 346,500 class B options under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The National Research Corporation 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of class A common stock and 300,000 shares of class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2017, there were 865,465 shares of class A common stock and 145,189 shares of class B common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 934,535 class A and 154,811 class B options and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

The Company granted options to purchase 299,917 shares of class A common stock and 49,986 shares of class B common stock during 2017. During 2016, the Company granted options to purchase 315,620 shares of class A common stock and 52,603 shares of class B common stock, and during 2015 granted options to purchase 261,306 shares of class A common stock and 43,551 shares of class B common stock. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Expected dividend yield at date of grant	2.62%	8.06%	2.99%	7.29%	2.22%	5.48%
Expected stock price volatility	32.45%	26.75%	32.74%	29.41%	31.97%	31.17%
Risk-free interest rate	2.18%	2.18%	1.69%	1.69%	1.58%	1.60%
Expected life of options (in years)	6.80	6.80	6.86	6.86	5.49	5.62

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2016	1,705,483	$12.31
Granted	299,917	$22.13
Exercised	(197,784)	$10.55		$2,681
Forfeited	(60,982)	$21.35
Outstanding at December 31, 2017	1,746,634	$13.88	5.39	$40,901
Exercisable at December 31, 2017	1,274,361	$12.14	4.32	$32,060

Class B
Outstanding at December 31, 2016	250,493	$29.70
Granted	49,986	$42.90
Exercised	(13,600)	$27.04		$202
Forfeited	(10,163)	$41.53
Outstanding at December 31, 2017	276,716	$31.78	5.52	$6,719
Exercisable at December 31, 2017	198,950	$29.16	4.44	$5,353

The following table summarizes information related to stock options for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Weighted average grant date fair value of stock options granted	$5.83	$3.66	$3.62	$3.90	$3.49	$5.45
Intrinsic value of stock options exercised (in thousands)	2,681	202	459	632	350	151
Intrinsic value of stock options vested (in thousands)	5,258	787	1,627	535	1,351	415

As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million and $152,000 for class A and class B common stock shares, respectively, which was expected to be recognized over a weighted average period of 2.53 years and 2.57 years for class A and class B common stock shares, respectively.

Cash received from stock options exercised for the years ended December 31, 2016 was $548,000. There was no cash received from stock options exercised for the year ended December 31, 2017 or 2015. The Company recognized $1.2 million, $964,000 and $828,000 of non-cash compensation for the years ended December 31, 2017, 2016, and 2015, respectively, related to options, which is included in selling, general and administrative expenses.

The actual tax benefit realized for the tax deduction from stock options exercised was $1.1 million, $398,000 and $183,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company prospectively elected ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in 2016. As a result, the excess tax benefit from stock options exercised was recognized as a reduction to our provision for income taxes for the years ended December 31, 2017 and 2016 rather than as an increase to additional paid-in capital for the years ended December 31, 2015 prior to adoption.

During 2016 and 2015, the Company granted 20,578 and 89,416 non-vested shares of class A and 3,430 and 14,902 non-vested shares of class B common stock, respectively, under the 2006 Equity Incentive Plan. No shares were granted during the year ended December 31, 2017. As of December 31, 2017, the Company had 81,677 and 13,611 non-vested shares of class A and class B common stock, respectively, outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $629,000, $966,000 and $555,000 of non-cash compensation for the years ended December 31, 2017, 2016, and 2015, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $1.3 million and $161,000 for the years ended December 31, 2017 and 2016, respectively. There were no shares that vested in the year ended December 31, 2015.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2017:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	174,487	$13.93	29,081	$37.21
Granted	--	$--	--	$--
Vested	(73,506)	$13.99	(12,251)	$38.50
Forfeited	(19,314)	$14.27	(3,219)	$34.69
Outstanding at December 31, 2017	81,677	$13.80	13,611	$36.65

As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock awards was approximately $806,000 and is expected to be recognized over a weighted average period of 2.54 years.

(10)	Leases

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, and Washington. The Company also leased additional office space in Nebraska through June 2016. The Company recorded rent expense in connection with its operating leases of $869,000, $920,000 and $1.0 million in 2017, 2016, and 2015, respectively. The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases at December 31, 2017 for the next five years are:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2018	$80	$708
2019	51	679
2020	34	485
2021	6	377
2022	1	190
Total minimum lease payments	172
Less: Amount representing interest	14
Present value of minimum lease payments	158
Less: Current maturities	71
Capital lease obligations, net of current portion	$87

(11)	Related Party

A director of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $248,000, $232,000 and $227,000 in 2017, 2016 and 2015 respectively.

Mr. Hays, the Chief Executive Officer and director of the Company, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  The Company, directly or indirectly through its former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $12,500, $488,000 and $440,000 in 2017, 2016 and 2015, respectively.

Mr. Hays personally incurred approximately $538,000 of fees and expenses in connection with exploring strategic alternatives for the Company, including the proposed recapitalization (see Note 13), for which the Company has reimbursed Mr. Hays in 2017. These fees and expenses were attributable to the evaluation of alternatives and the sourcing and negotiating of financing for the alternatives, all of which would have been borne directly by the Company if they had been advanced by Mr. Hays. Mr. Hays advanced these funds personally in order to maintain the confidentiality of the evaluation of such alternatives and allow the management team to maintain its focus on the Company’s business and operations.

During 2017, the Company acquired a cost method investment in convertible preferred stock of PX (see Note 2). Also in 2017, the Company paid $250,000 to acquire certain perpetual content licenses from PX for content the Company includes in certain of its subscription services. The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2017 and 2016 was $633,000 and $28,000, respectively.

(12)	Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $350,000, $291,000 and $330,000 in 2017, 2016 and 2015, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Proposed Recapitalization

In December 2017, the Company’s Board of Directors approved a recapitalization plan that will exchange each share of class B common stock for one share of class A common stock plus $19.59 in cash, for total value of $53.44 per class B share. This proposed recapitalization plan replaces the proposed plan announced in September 2017.

In December 2017, the Company entered into a commitment letter with First National Bank of Omaha, which expires on April 30, 2018, to provide a senior secured term loan of $40 million, a delayed draw term loan facility of $15 million and a senior secured revolving line of credit facility of $15 million.

The proposed recapitalization is subject to closing of financing and approval by the holders of the Company’s class A common stock, class B common stock and both classes of stock voting together as a group. The Company incurred expenses related to the proposed recapitalization of approximately $1.4 million in the year ended December 31, 2017, which are included in selling and administrative expenses. These expenses include certain amounts reimbursed to Mr. Hays (see Note 11).

(14)	Segment Information

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the FASB guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions, which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations. On December 21, 2015, selected assets and liabilities were sold from a seventh operating segment, Predictive Analytics, reducing the number of operating segments from seven to six as of December 31, 2015.

The table below presents entity-wide information regarding the Company’s revenue and assets by geographic area:

	2017	2016	2015
	(In thousands)
Revenue:
United States	$112,885	$104,445	$97,097
Canada	4,674	4,939	5,246
Total	$117,559	$109,384	$102,343
Long-lived assets:
United States	$72,562	$71,192	$70,624
Canada	2,495	2,367	2,364
Total	$75,057	$73,559	$72,988
Total assets:
United States	$110,785	$106,288	$115,480
Canada	16,531	14,336	12,569
Total	$127,316	$120,624	$128,049

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Research Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Research Corporation and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Lincoln, Nebraska
March 14, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2017 Summary Compensation Table,” “Grants of Plan-Based Awards in 2017,” “Outstanding Equity Awards at December 31, 2017,” “2017 Director Compensation,” “Compensation Committee Report,” “Corporate Governance-Transactions with Related Persons” and “CEO Pay Ratio” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2017.

Plan Category Class A shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,746,634	$13.88	1,786,465	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,746,634	$13.88	1,786,465

Plan Category Class B shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	276,716	$31.78	298,689	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	276,716	$31.78	298,689

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, the Company had authority to award up to 327,590 additional shares of restricted class A common stock and 54,599 additional shares of restricted class B common stock to participants, provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 865,465 shares of class A common stock and 145,189 shares of class B common stock as of December 31, 2017. The Director Plan provides for granting options for 3,000,000 shares of Class A common stock and 500,000 shares of Class B common stock. Option awards through December 31, 2017 totaled 2,079,000 shares of Class A common stock and 346,500 of Class B common stock. No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Consolidated financial statements. The consolidated financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.

Financial statement schedules. All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the related notes thereto.

3.	Exhibits. The exhibits listed in the exhibit index below are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective May 22, 2013 [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated May 22, 2013 and filed May 24, 2013 (File No. 0-29466)]

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 26, 2015 and filed on October 28, 2015 (File No. 0-29466)]

(4)

Installment Note, dated as of May 9, 2013, from National Research Corporation to U.S. Bank National Association [Incorporated by reference to Exhibit (4) to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 8, 2015 (File No. 0-29466)]

(10.1)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed on April 3, 2002 (File No. 0-29466)]

(10.2)*

National Research Corporation 2006 Equity Incentive Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-189141) filed on June 6, 2013]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for its 2015 Annual Meeting of Shareholders filed on April 1, 2015]

(10.4)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.5)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

Exhibit Number	Exhibit Description

(10.6)*

Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 and filed on March 23, 2005 (File No. 0-29466)]

(10.7)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.8)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.9)*

Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 0-29466)]

(10.10)*

Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 0-29466)]

(11)	Computation of per share earnings (contained in Note 1 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report in Form 10-K for the year ended December 31, 2017).

(21)	Subsidiary of National Research Corporation

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)

Proxy Statement for the 2018 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2017; except to the extent specifically incorporated by reference, the Proxy Statement for the 2018 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

Exhibit Number	Exhibit Description

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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

Item 16.	Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of December 31, 2017 and 2016	31

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2017	35

Notes to Consolidated Financial Statements	36

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2018.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director	March 14, 2018
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 14, 2018
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 14, 2018
Donald M. Berwick

/s/ JoAnn M. Martin	Director	March 14, 2018
JoAnn M. Martin

/s/ Barbara J. Mowry	Director	March 14, 2018
Barbara J. Mowry

/s/ John N. Nunnelly	Director	March 14, 2018
John N. Nunnelly