Form 10-Q
period 2018-03-31
NATIONAL RESEARCH CORP
filed 2018-05-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-35929

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

Common Stock, $.001 par value, outstanding as of April 27, 2017: 24,608,700

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2018

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as such section may be updated or supplemented by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by the federal securities laws.

 PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,478	$34,733
Trade accounts receivable, less allowance for doubtful accounts of $240 and $200, respectively	14,306	14,806
Prepaid expenses	2,330	2,310
Income taxes receivable	68	375
Other current assets	96	35
Total current assets	52,278	52,259

Net property and equipment	12,456	12,359
Intangible assets, net	2,596	2,764
Goodwill	57,956	58,021
Other	2,119	1,913
Deferred contract costs, net	3,571	-

Total assets	$130,976	$127,316

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$-	$1,067
Accounts payable	724	593
Accrued wages, bonus and profit sharing	3,538	6,597
Accrued expenses	3,116	2,882
Current portion of capital lease obligations	53	71
Income taxes payable	865	--
Dividends payable	4,223	4,222
Deferred revenue	16,965	16,878
Total current liabilities	29,484	32,310

Notes payable, net of current portion	-	-
Deferred income taxes	5,153	4,030
Other long term liabilities	975	935
Total liabilities	35,612	37,275

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Class A Common stock, $0.001 par value; authorized 60,000,000 shares, issued 25,916,792 in 2018 and 25,835,230 in 2017, outstanding 20,988,085 in 2018 and 20,936,703 in 2017	26	26
Class B Common stock, $0.001 par value; authorized 80,000,000 shares, issued 4,328,552 in 2018 and 4,319,256 in 2017, outstanding 3,540,857 in 2018 and 3,535,238 in 2017	4	4
Additional paid-in capital	52,216	51,025
Retained earnings	83,392	77,574
Accumulated other comprehensive (loss) income	(2,049)	(1,635)
Treasury stock, at cost; 4,928,707 Class A shares, 787,695 Class B shares in 2018 and 4,898,527 Class A shares, 784,018 Class B shares in 2017	(38,225)	(36,953)
Total shareholders’ equity	95,364	90,041

Total liabilities and shareholders’ equity	$130,976	$127,316

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31
	2018	2017

Revenue	$31,017	$30,276

Operating expenses:
Direct	12,909	12,500
Selling, general and administrative	7,867	6,686
Depreciation and amortization	1,283	1,106
Total operating expenses	22,059	20,292

Operating income	8,958	9,984

Other income (expense):
Interest income	45	14
Interest expense	(8)	(27)
Other, net	(28)	9

Total other income (expense)	9	(4)

Income before income taxes	8,967	9,980

Provision for income taxes	1,661	3,459

Net income	$7,306	$6,521

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.17	$0.15
Class B	$1.04	$0.93
Diluted Earnings Per Share:
Class A	$0.17	$0.15
Class B	$1.01	$0.91

Dividends Per Share of Common Stock:
Class A	$0.10	$0.10
Class B	$0.60	$0.60

Weighted average shares and share equivalents outstanding:
Class A – basic	20,884	20,737
Class B – basic	3,527	3,513
Class A – diluted	21,837	21,245
Class B – diluted	3,630	3,576

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2018	2017

Net income	$7,306	$6,521
Other comprehensive income (loss):
Foreign currency translation adjustment	$(414)	$118
Other comprehensive income (loss)	$(414)	$118

Comprehensive income	$6,892	$6,639

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,306	$6,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,283	1,106
Deferred income taxes	328	403
Reserve for uncertain tax positions	52	44
Non-cash share-based compensation expense	455	450
Net changes in assets and liabilities:
Trade accounts receivable	395	(3,021)
Prepaid expenses and other current assets	(208)	(540)
Deferred contract costs, net	(200)	--
Accounts payable	57	207
Accrued expenses, wages, bonuses and profit sharing	(2,669)	(1,606)
Income taxes receivable and payable	1,171	2,890
Deferred revenue	258	1,689
Net cash provided by operating activities	8,228	8,143

Cash flows from investing activities:
Purchases of property and equipment	(1,298)	(1,425)
Net cash used in investing activities	(1,298)	(1,425)

Cash flows from financing activities:
Payments on notes payable	(1,067)	(816)
Payments on capital lease obligations	(28)	(27)
Payment of employee payroll tax withholdings on share-based awards exercised	(535)	(105)
Payment of dividends on common stock	(4,221)	(4,213)
Net cash used in financing activities	(5,851)	(5,161)

Effect of exchange rate changes on cash	(334)	86
Change in cash and cash equivalents	745	1,643
Cash and cash equivalents at beginning of period	34,733	33,021
Cash and cash equivalents at end of period	$35,478	$34,664

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$8	$24
Income taxes	$110	$122
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations originated for property and equipment	$--	$64
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$737	$1,612

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated balance sheet of the Company at December 31, 2017, was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, National Research Corporation Canada, doing business as NRC Health Canada. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue- Revenue from Contracts with Customers and all related amendments (“ASC 606” or “new revenue standard”) using the modified retrospective method for all incomplete contracts as of the date of adoption. The Company applied the practical expedient to reflect the total of all contract modifications occurring before January 1, 2018 in the transaction price and performance obligations at transition rather than accounting for each modification separately. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As discussed in more detail below and under “Deferred Contract Costs”, the largest impact of implementing the new revenue standard was the deferral and amortization of direct and incremental costs of obtaining contracts. In addition, there were other revisions to the revenue recognition primarily related to performance obligation determinations and estimating variable consideration. The Company recorded a transition adjustment of approximately $2.7 million, net of $814,000 of tax, to the opening balance of retained earnings.

The Company derives a majority of its revenues from its annually renewable subscription-based service agreements with its customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 2 for further information about the Company's contracts with customers. Under ASC 606, the Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the identified performance obligations
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated as a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin or residual approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

Prior to 2018, total contract consideration was allocated to each separate unit of accounting that was separately sold by the Company or a competitor, based on relative selling price using a selling price hierarchy: vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE was not available, or estimated selling price if VSOE nor TPE was available. VSOE was established based on the services normal selling prices and discounts for the specific services when sold separately. TPE was established by evaluating similar competitor services in standalone arrangements. If neither existed for a deliverable, the best estimate of the selling price (“ESP”) was used for that deliverable based on list price, representing a component of management’s market strategy, and an analysis of historical prices for bundled and standalone arrangements. Revenue allocated to an element was limited to revenue that was not subject to refund or otherwise represented contingent revenue.

The Company’s arrangements with customers consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

Subscription-based services - Services that are provided under subscription-based service agreements are usually for a twelve month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed annually in advance, but may also be billed on a quarterly and monthly basis.

One-time services – These agreements typically require the Company to perform a specific one-time service in a particular month. The Company is entitled to fixed payment upon completion of the service. Under these arrangements, the Company recognizes revenue at the point in time the service is completed by the Company and accepted by the customer.

Fixed, non-subscription services – These arrangements typically require the Company to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch up adjustment which could impact the amount and timing of revenue for any period. Prior to 2018, these arrangements were recognized under the proportional performance method based on cost inputs, output measures or key milestones such as survey set-up, survey mailings, survey returns and reporting.

Unit-price services – These arrangements typically require the Company to perform certain services on a periodic basis as requested by the customer for a per-unit amount which is typically billed in the month following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not invoiced to the clients. Unbilled receivables are classified as receivables when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Consolidated balance sheet:

	As reported March 31, 2018	Adjustments	Balances without Adoption of ASC 606
Accounts receivable, net	$14,306	$12	$14,318
Other current assets	96	(88)	8
All other current assets	37,876	--	37,876
Total current assets	52,278	(76)	52,202
Deferred contract costs	3,571	(3,571)	--
All other noncurrent assets	75,127	--	75,127
Total assets	$130,976	$(3,647)	$127,329

Deferred revenue	$16,965	$176	$17,141
Other current liabilities	12,519	--	12,519
Total current liabilities	29,484	176	29,660
Deferred income taxes	5,153	(876)	4,277
Other long term liabilities	975	--	975
Total liabilities	35,612	(700)	34,912

Retained earnings	83,392	(2,945)	80,447
Accumulated other comprehensive income	(2,049)	(2)	(2,051)
Other stockholders’ equity	14,021	--	14,021
Total stockholders’ equity	95,364	(2,947)	92,417
Total liabilities and stockholders’ equity	$130,976	$(3,647)	$127,329

Consolidated statement of income:

	As reported for the three months ended March 31, 2018	Adjustments	Balances Without Adoption of ASC 606
Revenue	$31,017	$(73)	$30,944

Direct expenses	12,909	31	12,940
Selling, general and administrative	7,867	168	8,035
Depreciation and amortization	1,283	--	1,283
Total operating expenses	22,059	199	22,258
Operating income	8,958	(272)	8,686
Other income (expense)	9	--	9
Income before income taxes	8,967	(272)	8,695
Income tax expense	1,661	(62)	1,599
Net income	$7,306	$(210)	$7,096
Earnings per share of common stock:
Basic earnings per share:
Class A	$0.17	$--	$0.17
Class B	1.04	(0.03)	1.01
Diluted earnings per share:
Class A	$0.17	$(0.01)	$0.16
Class B	1.01	(0.03)	0.98

Consolidated statement of comprehensive income:

	As reported for the three months ended March 31, 2018	Adjustments	Balances without adoption of ASC 606
Net Income	$7,306	$(210)	$7,096
Cumulative translation adjustment	(414)	(2)	(416)
Comprehensive Income	$6,892	$(212)	$6,680

Consolidated statement of cash flows:

	As reported for the three months ended March 31, 2018	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities:
Net income	$7,306	$(210)	$7,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,283	--	1,283
Deferred income taxes	328	(62)	266
Reserve for uncertain tax positions	52	--	52
Non-cash share-based compensation expense	455	--	455
Change in assets and liabilities:
Trade accounts receivable and unbilled revenue	395	121	516
Prepaid expenses and other current assets	(208)	14	(194)
Deferred contract costs	(200)	200	--
Accounts payable	57	--	57
Accrued expenses, wages, bonus and profit sharing	(2,669)	--	(2,669)
Income taxes receivable and payable	1,171	--	1,171
Deferred revenue	258	(61)	197
Net cash provided by operating activities	8,228	2	8,230
Net cash used in investing activities	(1,298)	--	(1,298)
Net cash used in financing activities	(5,851)	--	(5,851)
Effect of exchange rate changes on cash	(334)	(2)	(336)
Change in cash and cash equivalents	745	--	745
Cash and cash equivalents at beginning of period	34,733	--	34,733
Cash and cash equivalents at end of period	$35,478	--	$35,478

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. Beginning January 1, 2018, with the adoption of the new revenue standard, the Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $828,000 in the three months ended March 31, 2018. Total amortization was $628,000 for the three months ended March 31, 2018, of which $31,000 and $597,000 was included in direct expenses and selling, general and administrative expenses, respectively. Impairment losses, included in selling, general and administrative expenses, related to costs capitalized due to lost clients was $12,000 in 2018. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. The Company recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at March 31, 2018 and December 31, 2017:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2018
Money Market Funds	$13,160	$--	$--	$13,160
Commercial Paper	--	12,188	--	12,188
Eurodollar Deposits	--	10,026	--	10,026
Total	$13,160	$22,214	$--	$35,374

As of December 31, 2017
Money Market Funds	$13,971	$--	$--	$13,971
Commercial Paper	--	10,490	--	10,490
Eurodollar Deposits	--	10,017	--	10,017
Total	$13,971	$20,507	$--	$34,478

There were no transfers between levels during the three month period ended March 31, 2018.

The Company's long-term debt is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2018	December 31, 2017
	(In thousands)
Total carrying amount of long-term debt	$--	$1,067
Estimated fair value of long-term debt	$--	$1,066

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Long-lived assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles, and cost method investments are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2018, and December 31, 2017, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

Since the September 2017 announcement of the original proposed recapitalization plan (“Original Transaction”) (see Note 10), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., which was filed on November 15, 2017, and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al., which was filed on November 16, 2017. These lawsuits were consolidated by order of the federal court under the caption In re National Research Corporation Shareholder Litigation. A third lawsuit was filed in the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al., which was filed on December 1, 2017. The allegations in all of the lawsuits were very similar. The plaintiffs alleged, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. The plaintiffs in these lawsuits sought, among other things, an injunction enjoining the defendants from consummating the Original Transaction, damages, equitable relief and an award of attorneys’ fees and costs of litigation. Since the December 2017 announcement of a revised proposed recapitalization plan (the “Proposed Recapitalization”), the plaintiffs have abandoned their efforts to enjoin the transaction. However, they have filed amended complaints. The plaintiffs in In re National Research Corporation Shareholder Litigation in Nebraska filed an Amended Complaint on March 23, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and alleged omission of material facts in the proxy statement relating to the Proposed Recapitalization. The plaintiffs in the Apfel case in Wisconsin filed an amended complaint on April 4, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and the Proposed Recapitalization. The Company and its directors will defend themselves against these lawsuits vigorously. As of March 31, 2018, no losses have been accrued as the Company does not believe the losses are probable or estimable.

Recent Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. As of March 31, 2018, the Company had approximately $2.7 million of operating lease commitments which would be recorded on the balance sheet under the new guidance. However, the Company is currently in the process of further evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption.

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

2.	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three month period ending March 31, 2018 based on timing of revenue recognition (In thousands):

Subscription services recognized ratably over time	$25,789
Services recognized at a point in time	1,745
Fixed, non-subscription recognized over time	1,291
Unit price services, recognized over time	2,192
Total revenue	$31,017

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2018	Balance at 1/1/2018 as adjusted (1)
Accounts receivables	$14,306	$14,674
Contract assets included in other current assets	88	74
Deferred Revenue	$(16,965)	$(16,642)
(1)	Represents the December 31, 2017 balance adjusted for the ASC 606 transition adjustments.

Significant changes in contract assets and contract liabilities during 2018 are as follows (in thousands):

	2018
	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(8,226)
Increases due to invoicing of client, net of amounts recognized as revenue	-	8,655
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(35)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		(94)
Decreases due to impairment	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	49	-

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2018 approximated $402,000, of which $384,000 will be recognized during the remainder of 2018 and $18,000 will be recognized in 2019.

3.	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2018 decreased to 18.5% compared to 34.7% for the same period in 2017 mainly due to the reduction in the corporate tax rate from 35% to 21% due to the Tax Cut and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. In addition, the Company had increased tax benefits of $350,000 from the exercise of options and dividends paid to non-vested shareholders partially offset by $67,000 of additional tax expense from non-deductible recapitalization expenses.

4.	NOTES PAYABLE

The balance on the Company’s term note was paid in full in March 2018.

As of March 31, 2018, the Company also had a revolving credit note with a maturity date of June 30, 2018. As of March 31, 2018, the revolving credit note did not have a balance and the Company had the capacity to borrow $12.0 million. The revolving credit note was terminated in April 2018 when the Company entered a new credit agreement, as described in Note 10.

The term note and revolving credit note were secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contained various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2018, the Company was in compliance with its financial covenants.

5.	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards.  As described in Note 10, the Company completed a recapitalization in April which settled all existing outstanding class B share-based awards, resulted in the elimination of the existing class B common stock and reclassified class A common stock to Common Stock.

The Company’s 2001 Equity Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of the Company's former class A common stock and 300,000 shares of the Company's former class B common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant.

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of the Company's former class A common stock and 500,000 shares of the Company's former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. On the date of each annual meeting of shareholders of the Company through 2017, options to purchase 36,000 shares of the Company's former class A common stock and 6,000 shares of the Company's former class B common stock were granted to directors that are elected or retained as a director at such meeting. Stock options vest one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The Company’s 2006 Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of former class A common stock and 300,000 shares of former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant.

The Company granted options to purchase 74,516 shares of the Company’s former class A common stock during the three-month period ended March 31, 2018. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2018	2017
	Class A	Class A	Class B
Expected dividend yield at date of grant	2.65%	2.87%	7.99%
Expected stock price volatility	32.24%	32.20%	27.18%
Risk-free interest rate	2.39%	2.33%	2.33%
Expected life of options (in years)	8	8	8

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Class A
Outstanding at December 31, 2017	1,746,634	$13.88
Granted	74,516	$36.80
Exercised	(74,769)	$7.67		$2,014
Forfeited	--	$--
Outstanding at March 31, 2018	1,746,381	$15.13	5.53	$25,227
Exercisable at March 31, 2018	1,230,618	$12.47	4.31	$20,646
Class B
Outstanding at December 31, 2017	276,716	$31.78
Granted	--	$--
Exercised	(9,296)	$17.63		$356
Forfeited	--	$--
Outstanding at March 31, 2018	267,420	$32.27	5.46	$4,696
Exercisable at March 31, 2018	194,825	$29.65	4.41	$3,931

As of March 31, 2018 the total unrecognized compensation cost related to non-vested class A stock option awards was approximately $1.6 million and is expected to be recognized over a weighted average period of 3.70 years. Total unrecognized compensation cost related to non-vested class B stock option awards of $119,000 will be recognized in the second quarter of 2018 as a result of the accelerated vesting and settlement of the awards in April 2018 in connection with the Recapitalization described in Note 10.

The following table summarizes information for the three months ended March 31, 2018, regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans:

	Class A Shares Outstanding	Class A Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	81,667	$13.80	13,611	$36.65
Granted	6,793	36.80	--	--
Vested	--	--	--	--
Forfeited	--	$--	--	$--
Outstanding at March 31, 2018	88,460	$15.56	13,611	$36.65

As of March 31, 2018 the total unrecognized compensation cost related to non-vested class A stock awards was approximately $740,000 and is expected to be recognized over a weighted average period of 2.91 years. Total unrecognized compensation cost related to non-vested class B stock awards of approximately $222,000 will be recognized in the second quarter of 2018 as a result of the accelerated vesting and settlement of the awards in April 2018 in connection with the Recapitalization described in Note 10.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three months ended March 31, 2018:

(In thousands)
Balance as of December 31, 2017	$58,021
Foreign currency translation	(65)
Balance as of March 31, 2018	$57,956

Intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,340	9,347
Technology	1,360	1,360
Trade name	1,572	1,572
Total other intangible assets	13,463	13,470
Accumulated amortization	(10,867)	(10,706)
Other intangible assets, net	$2,596	$2,764

7.	PROPERTY AND EQUIPMENT

	March 31, 2018	December 31, 2017
	(In thousands)
Property and equipment	$41,403	$40,206
Accumulated depreciation	(28,947)	(27,847)
Property and equipment, net	$12,456	$12,359

8.	EARNINGS PER SHARE

Net income per share of the Company's former class A common stock and class B common stock is computed using the two-class method. Basic net income per share is computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

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

The liquidation rights and the rights upon the consummation of an extraordinary transaction were the same for the holders of the Company's former class A common stock and class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of class A common stock was equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of class B common stock. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the class A and class B common stock as if the earnings for the period had been distributed.

For the three months ended March 31, 2017, 128,530 options of class A shares have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the three months ended March 31, 2018 and 2017 an additional 72,860 and 123,274 of class A shares, respectively were excluded as their inclusion would be anti-dilutive. An additional 49,320 of class B shares were excluded for the three months ended March 31, 2017 as their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$3,630	$3,676	$3,234	$3,287
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(15)	(14)	(27)	(27)
Net income attributable to common shareholders	$3,615	$3,662	$3,207	$3,260
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	20,884	3,527	20,737	3,513
Net income per share – basic	$0.17	$1.04	$0.15	$0.93
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$3,615	$3,662	$3,207	$3,260
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	20,884	3,527	20,737	3,513
Weighted average effect of dilutive securities – stock options	953	103	508	63
Denominator for diluted earnings per share – adjusted weighted average shares	21,837	3,630	21,245	3,576
Net income per share – diluted	$0.17	$1.01	$0.15	$0.91

9.	RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $41,000 and $58,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

During 2017, the Company acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended March 31, 2018 and 2017, were $43,000 and $123,000, respectively.

10.	SUBSEQUENT EVENT

On April 16, 2018, the shareholders of the Company approved, among other things, an amendment to the Company’s Amended and Restated Articles of Incorporation (the "Articles") to effect a recapitalization (the “Recapitalization”) pursuant to which each share of the Company’s class B common stock will be exchanged for one share of the Company’s class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). The Company issued 3,617,615 shares of class A common stock and paid $72.6 million in exchange for all class B shares outstanding and to settle outstanding share based awards for class B common stock. The Common Stock continues to trade on The NASDAQ Global Market under the revised symbol “NRC.”

In connection with the Recapitalization, on April 18, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with First National Bank of Omaha, a national banking association (“FNB”), providing for (i) a revolving credit facility in an initial aggregate principal amount of $15,000,000 (the “Line of Credit”), (ii) a term loan facility in an initial aggregate principal amount of up to $40,000,000 (the “Term Loan”) and (iii) a separate delayed draw-down term facility in aggregate principal amount of $15,000,000 (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Company (A) used the Term Loan to fund, in part, the cash portion paid to holders of class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization, (B) may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and (C) will use the Line of Credit to fund ongoing working capital needs and for other general corporate purposes, including to pay the fees and expenses incurred in connection with the Recapitalization and the Credit Agreement. Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate plus 225 basis points (4.15% at April 18, 2018). The Term Loan bears interest at 5% and principal and accrued interest are payable monthly during the five year term. The Credit Agreement is collateralized by substantially all of the Company’s assets and is subject to certain restrictive and financial covenants.

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

	Three months ended
	March 31,
	2018	2017

Revenue:	100.0%	100.0%

Operating expenses:
Direct	41.6	41.3
Selling, general and administrative	25.4	22.1
Depreciation and amortization	4.1	3.7
Total operating expenses	71.1	67.1

Operating income	28.9%	32.9%

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

Revenue. Revenue for the three-month period ended March 31, 2018, increased 2.4% to $31.0 million, compared to $30.3 million in the three-month period ended March 31, 2017. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses increased 3.3% to $12.9 million for the three-month period ended March 31, 2018, compared to $12.5 million in the same period in 2017. This was due to an increase of fixed expenses of $407,000. Fixed expenses increased primarily as a result of increased salary and benefit costs and contracted services in the customer service and information technology areas. Direct expenses as a percentage of revenue were 41.6% in the three-month periods ended March 31, 2018 and 41.3% for the same period in 2017.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 17.7% to $7.9 million for the three-month period ended March 31, 2018, compared to $6.7 million for the same period in 2017, primarily due higher costs associated with the Recapitalization of $292,000, higher salaries and related payroll taxes of $242,000, increased legal and accounting services primarily related to the Tax Act  and adoption of ASC 606 of $131,000, increased software and platform hosting expenses of $369,000, higher contracted services of $135,000 and increased bad debt expense of $95,000. The net effect of deferring commissions and incentive due to the adoption of ASC 606 decreased expenses by $168,000 in the three-month period ended March 31, 2018.   Selling, general and administrative expenses as a percentage of revenue were 25.4% in the three-month periods ended March 31, 2018 and 22.1% for the same period in 2017.

Depreciation and amortization. Depreciation and amortization increased 16.0% to $1.3 million for the three-month period ended March 31, 2018, compared to $1.1 million for the same period in 2017 mainly due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue was 4.1% for the three-month period ended March 31, 2018, and 3.7% for the same period in 2017.

Provision for income taxes. Provision for income taxes was $1.7 million (18.5% effective tax rate) for the three-month period ended March 31, 2018, compared to $3.5 million (34.7% effective tax rate) for the same period in 2017. The effective tax rate for the three-month period ended March 31, 2018, was lower mainly due to the reduction in the corporate tax rate from 35% to 21% due to the Tax Act that was enacted on December 22, 2017. In addition, the Company had increased tax benefits of $350,000 from the exercise of options and dividends paid to non-vested shareholders partially offset by $67,000 additional tax expense from non-deductible recapitalization expenses.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability under existing and new credit facilities obtained in April 2018, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs, including the Recapitalization in April 2018, and the dividend policy for the foreseeable future.

As of March 31, 2018, our principal sources of liquidity included $35.5 million of cash and cash equivalents and up to $12 million of unused borrowings under our revolving credit note. The amount of unused borrowings actually available under the revolving credit note varies in accordance with the terms of the agreement. Of this cash, $13.3 million was held in Canada.

Working Capital

The Company's working capital was $22.4 million and $19.9 million on March 31, 2018 and December 31, 2017, respectively. The change was primarily due to decreases in current portion of notes payable of $1.1 million, decreases in accrued wages, bonus, and profit sharing of $3.1million and increases in cash and cash equivalents of $745,000. This was partially offset by increases in income taxes payable of $865,000, increases in accrued expenses and accounts payable of $346,000, and decreases in income taxes receivable of $307,000. Trade accounts receivable deceased due to the timing of billings and collections on new and renewal contracts, as well as the inclusion of unbilled revenue amounts. Accrued wages, bonus and profit sharing decreased due to the payment of 2017 annual bonuses in the three-month period ended March 31,2018. Income taxes payable and receivable changed due to the timing of income tax payments. Current portion of notes payable decreased due to the payoff of the term note. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of March 31, 2018 and December 31, 2017 were $17.0 million and $16.9 million, respectively.

Deferred revenue is recognized when we invoice clients in advance of performing the related services under the terms of a contract and is recognized as revenue when we have satisfied the related performance obligation. The Company typically invoices clients for performance tracking services and custom research projects before they have been completed. In addition, when work is performed in advance of billing, the Company records this work as unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Provided by operating activities	$8,228	$8,143
Used in investing activities	(1,298)	(1,425)
Used in financing activities	(5,851)	(5,161)
Effect of exchange rate change on cash	(334)	86
Net change in cash and cash equivalents	745	1,643
Cash and cash equivalents at end of period	$35,478	$34,664

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $8.2 million for the three months ended March 31, 2018, which included net income of $7.3 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, totaling $2.1 million. Net changes in assets and liabilities decreased cash flows from operating activities by $1.2 million, primarily due to decreases accrued wages, bonus and profit sharing and increases in deferred contract costs partially offset by income taxes receivable and payable which fluctuate with the timing of income tax payments.

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

Cash Flows from Investing Activities

Net cash of $1.3 million and $1.4 million was used for investing activities in the three months ended March 31, 2018 and 2017, respectively. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2018 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.9 million in the three months ended March 31, 2018. Cash was used to repay borrowings under the term note totaling $1.1 million and for capital lease obligations of $28,000. Cash was also used to pay $4.2 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $535,000.

Net cash used in financing activities was $5.2 million in the three months ended March 31, 2017. Cash was used to repay borrowings under the term note totaling $816,000 and for capital lease obligations of $27,000. Cash was also used to pay $4.2 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $334,000 in the three months ended March 31, 2018 and increased it by $86,000 in the three months ended March 31, 2017.

Capital Expenditures

Cash paid for capital expenditures was $1.3 million for the three months ended March 31, 2018. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2017 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The balance on the Company’s term note was paid in full in March 2018.

As of March 31, 2018, the Company also had a revolving credit note with a maturity date of June 30, 2018. The maximum aggregate amount available under the revolving credit note was $12.0 million. Borrowings under the revolving credit note bore interest at a variable annual rate, with three rate options at the discretion of management as follows: (1) 2.1% plus the one-month London Interbank Offered Rate (“LIBOR”) or (2) 2.1% plus the one-, two- or three- month LIBOR rate, or (3) the bank’s one-, two, three, six, or twelve month Money Market Loan Rate. As of March 31, 2018, the revolving credit note did not have a balance. The Company had the capacity to borrow $12.0 million as of March 31, 2018.  The revolving credit note was terminated in April 2018 when the Company entered into a new credit agreement (see below).

The term note and revolving credit note were secured by certain of the Company’s assets, including the Company’s land, building, trade accounts receivable and intangible assets. The term note and revolving credit note contained various restrictions and covenants applicable to the Company, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company to consolidate or merge, create liens, incur additional indebtedness or dispose of assets. As of March 31, 2018, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of March 31, 2018 was $130,000.

Shareholders’ equity increased $5.3 million to $95.4 million at March 31, 2018, from $90.0 million at December 31, 2017. The increase was mainly due to net income of $7.3 million, revenue transition adjustments associates with adoption of ASC 606 of $2.7 million, and share-based compensation of $454,000. This was partially offset by dividends declared of $4.2 million, share repurchases exceeding the cost of stock options exercised of $534,000 and changes in the cumulative translation adjustment of $414,000.

On April 16, 2018, the shareholders of the Company approved the Recapitalization pursuant to which each share of the Company’s class B common stock will be exchanged for one share of the Company’s class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock. The Common Stock continues to trade on The NASDAQ Global Market under the revised symbol “NRC.”

In connection with the Recapitalization, on April 18, 2018, the Company entered into the Credit Agreement with FNB, providing for (i) a $15,000,000 Line of Credit, (ii) a $40,000,000 Term Loan and (iii) a $15,000,000 Delayed Draw Term Loan. The Company (A) used the Term Loan to fund, in part, the cash portion paid to holders of class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization, (B) may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and (C) will use the Line of Credit to fund ongoing working capital needs and for other general corporate purposes, including to pay the fees and expenses incurred in connection with the Recapitalization and the Credit Agreement.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, which is April 18, 2021. The Line of Credit will bear interest (which shall accrue and be due on a monthly basis during the term of the Line of Credit) at a floating rate equal to the thirty (30) day LIBOR index, plus 225 basis points (4.15% at April 18, 2018).

Principal and accrued interest amounts outstanding under the Term Loan are due and payable monthly during the term of the Term Loan, which expires on April 18, 2023. The Term Loan bears interest at a fixed rate per annum equal to 5%.

In the event that the Delayed Draw Term Loan is used, interest-only payments will be due through the calendar year in which the Delayed Draw Term Loan is drawn upon. After that, amortization will occur at the then current Term Loan rate and schedule with principal and accrued interest amounts outstanding under the Delayed Draw Term Loan due and payable monthly during the term of the Delayed Draw Term Loan, which expires on April 18, 2023. The Delayed Draw Term Loan (if drawn upon) will bear interest at a floating rate equal to the thirty (30) day LIBOR index, plus 225 basis points (4.15% at April 18, 2018).

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay at the closing of the Credit Facilities a one-time fee equal to 0.25% of the amount borrowed under the Term Loan. The Company is also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

All obligations under the Credit Facilities are to be guaranteed by each of the Company’s direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries (each, a “guarantor”).

The Credit Facilities are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of the Company’s and the guarantors’ present and future assets (including, without limitation, fee-owned real property, and limited, in the case of the equity interests of foreign subsidiaries, to 65% of the outstanding equity interests of such subsidiaries).

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2018:

Contractual Obligations(1)	Total Payments	Remainder of 2017	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,750	$492	$1,164	$567	$527
Capital leases	142	50	84	8	--
Uncertain tax positions(2)	--	--	--	--	--
Total	$2,892	$542	$1,248	$575	$527

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $900,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. As of March 31, 2018, the remaining number of common stock shares that could be purchased under this authorization was 280,491 class A shares and 69,491 class B shares. In connection with the Recapitalization in April 2018, the Board of Directors amended the stock repurchase program to eliminate the repurchase of the former class B common stock.

Critical Accounting Estimates

Except as set forth below in connection with the adoption of ASC 606, there have been no changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have a material impact on the Company’s Condensed Consolidated Financial Statements and the related Notes.

Revenue Recognition

The Company derives a majority of its revenue from annually renewable subscription-based service agreements with its customers. Refer to Note 1 to the accompanying Condensed Consolidated Financial Statements for a description of the Company’s revenue recognition policies.

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated as a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin or residual approach. The Company estimates the total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

The Company’s fixed, non-subscription arrangements typically require the Company to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch up adjustment which could impact the amount and timing of revenue for any period.

If management made different judgments and estimates, then the amount and timing of revenue for any period could differ from the reported revenue.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, we adopted ASC 606 (see Note 1 to the Condensed Consolidated Financial Statements). We implemented internal controls to ensure we adequately evaluated our customer contracts and properly assessed the impact of the new accounting standard on our financial statements. We also implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within business operations management, ongoing contract review and monitoring, and gathering of information for disclosures.

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

 See Note 1, under the heading "Contingencies", to the Company's condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 class A and 375,000 class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors amended the stock repurchase program to eliminate the repurchase of the former class B common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of April 27, 2018, 1,969,509 shares of class A common stock and 305,509 shares of class B common stock have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended March 31, 2018.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

(3.1)	Amendment to the Amended and Restated Articles of National Research Corporation, effective as of 5:00 pm, CT, on April 17, 2018 [Incorporated by reference to Appendix A to National Research Corporation’s Definitive Proxy Statement filed on March 13, 2018].

(3.2)	Amended and Restated Articles of Incorporation of National Research Corporation (showing proposed deletions and additions), effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Appendix B to National Research Corporation’s Definitive Proxy Statement filed on March 13, 2018].

(3.3)	Amended and Restated Articles of Incorporation of National Research Corporation (clean version), effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)].

(10)	Credit Agreement, dated April 18, 2018, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)].

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: May 4, 2018	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)