Form 10-Q
period 2018-06-30
NATIONAL RESEARCH CORP
filed 2018-08-09
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.001 par value, outstanding as of July 27, 2018: 24,738,983

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2018

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,698	$34,733
Trade accounts receivable, less allowance for doubtful accounts of $219 and $200, respectively	10,689	14,806
Prepaid expenses	4,408	2,310
Income taxes receivable	1,713	375
Other current assets	125	35
Total current assets	23,633	52,259

Net property and equipment	13,320	12,359
Intangible assets, net	2,428	2,764
Goodwill	57,913	58,021
Deferred contract costs, net	3,369	--
Other	2,222	1,913

Total assets	$102,885	$127,316

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$3,575	$1,067
Accounts payable	1,362	593
Accrued wages, bonus and profit sharing	4,669	6,597
Accrued expenses	2,261	2,882
Current portion of capital lease obligations	87	71
Income taxes payable	97	--
Dividends payable	4,206	4,222
Deferred revenue	16,660	16,878
Total current liabilities	32,917	32,310

Notes payable, net of current portion	36,029	-
Deferred income taxes	5,808	4,030
Other long term liabilities	1,314	935
Total liabilities	76,068	37,275

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common Stock (formerly Class A), $0.001 par value; authorized 60,000,000 shares, issued 29,794,307 in 2018 and 25,835,230 in 2017, outstanding 24,738,983 in 2018 and 20,936,703 in 2017	30	26
Class B Common stock, $0.001 par value; 4,319,256 issued and 3,535,238 outstanding in 2017	--	4
Additional paid-in capital	155,614	51,025
Retained earnings (accumulated deficit)	(99,810)	77,574
Accumulated other comprehensive (loss) income	(2,333)	(1,635)
Treasury stock, at cost; 5,055,324 Common (formerly Class A) shares in 2018 and 4,898,527 in 2017 and 784,018 Class B shares in 2017	(26,684)	(36,953)
Total shareholders’ equity	26,817	90,041

Total liabilities and shareholders’ equity	$102,885	$127,316

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$28,017	$28,435	$59,034	$58,710

Operating expenses:
Direct	10,996	11,939	23,904	24,439
Selling, general and administrative	7,940	6,905	15,808	13,591
Depreciation and amortization	1,325	1,139	2,608	2,244
Total operating expenses	20,261	19,983	42,320	40,274

Operating income	7,756	8,452	16,714	18,436

Other income (expense):
Interest income	9	15	54	29
Interest expense	(439)	(23)	(447)	(50)
Other, net	493	27	464	35

Total other income (expense)	63	19	71	14

Income before income taxes	7,819	8,471	16,785	18,450

Provision (benefit) for income taxes	(129)	2,719	1,531	6,178

Net income	$7,948	$5,752	$15,254	$12,272

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Common (formerly Class A)	$0.29	$0.14	$0.47	$0.29
Class B	$0.27	$0.82	$1.31	$1.75
Diluted Earnings Per Share:
Common (formerly Class A)	$0.28	$0.13	$0.45	$0.28
Class B	$0.26	$0.80	$1.27	$1.71

Dividends Per Share of Common Stock:
Common (formerly Class A)	$0.17	$0.10	$0.27	$0.20
Class B	$--	$0.60	$0.60	$1.20

Weighted average shares and share equivalents outstanding:
Common (formerly Class A) – basic	23,957	20,752	22,429	20,745
Class B – basic	3,527	3,514	3,527	3,514
Common (formerly Class A) – diluted	24,846	21,525	23,350	21,404
Class B – diluted	3,620	3,591	3,628	3,584

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$7,948	$5,752	$15,254	$12,272
Other comprehensive income:
Foreign currency translation adjustment	(283)	381	(698)	499
Other comprehensive income	$(283)	$381	$(698)	$499

Comprehensive Income	$7,665	$6,133	$14,556	$12,771

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 156,797 shares of class A and 3,677 shares of class B treasury stock	--	--	--	--	--	(5,630)	(5,630)
Issuance of 344,958 class A common shares and 9,296 class B common shares for the exercise of stock options	--	--	4,919	--	--	--	4,919
Issuance of restricted common shares, net of forfeitures (3,496 class A shares)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	995	--	--	--	995
Settlement of restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	-	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of class B common shares in connection with Recapitalization (retirement of 4,328,552 class B common shares)	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $0.27 and $0.60 per A and B common share, respectively	--	--	--	(8,429)	--	--	(8,429)
Cumulative effect adjustment for adoption of ASC 606	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(698)	--	(698)
Net income	--	--	--	15,254	--	--	15,254
Balances at June 30, 2018	$30	$--	$155,614	$(99,810)	$(2,333)	$(26,684)	$26,817

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,254	$12,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,608	2,244
Deferred income taxes	996	386
Reserve for uncertain tax positions	92	73
Non-cash share-based compensation expense	995	792
Impairment of property and equipment	2	--
Net changes in assets and liabilities:
Trade accounts receivable	3,955	(2,299)
Prepaid expenses and other current assets	(2,393)	(1,696)
Deferred contract costs, net	2
Accounts payable	481	222
Accrued expenses, wages, bonuses and profit sharing	(2,371)	(750)
Income taxes receivable and payable	(1,235)	(1,818)
Deferred revenue	5	1,194
Net cash provided by operating activities	18,391	10,620

Cash flows from investing activities:
Purchases of property and equipment	(2,773)	(2,390)
Net cash used in investing activities	(2,773)	(2,390)

Cash flows from financing activities:
Payments related to Recapitalization	(72,370)	--
Proceeds from issuance of note payable	40,000	--
Borrowings on line of credit	1,000	--
Payments on line of credit	(1,000)	--
Payment of debt issuance costs	(187)	--
Payments on notes payable	(1,286)	(1,433)
Payments on capital lease obligations	(58)	(53)
Payment of employee payroll tax withholdings on share-based awards exercised	(712)	(105)
Payment of dividends on common stock	(8,445)	(8,431)
Net cash used in financing activities	(43,058)	(10,022)

Effect of exchange rate changes on cash	(595)	399
Change in cash and cash equivalents	(28,035)	(1,393)
Cash and cash equivalents at beginning of period	34,733	33,021
Cash and cash equivalents at end of period	$6,698	$31,628

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$256	$44
Income taxes	$1,703	$7,539
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$121,371	$--
Capital lease obligations originated for property and equipment	$210	$64
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$4,919	$2,101

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue- Revenue from Contracts with Customers and all related amendments (“ASC 606” or “new revenue standard”) using the modified retrospective method for all incomplete contracts as of the date of adoption. The Company applied the practical expedient to reflect the total of all contract modifications occurring before January 1, 2018 in the transaction price and performance obligations at transition rather than accounting for each modification separately. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As discussed in more detail below and under “Deferred Contract Costs”, the largest impact of implementing the new revenue standard was the deferral and amortization of direct and incremental costs of obtaining contracts. In addition, there were other revisions to the revenue recognition primarily related to performance obligation determinations and estimating variable consideration. The Company recorded a transition adjustment of approximately $2.7 million, net of $814,000 of tax, to the opening balance of retained earnings.

The Company derives a majority of its revenues from its annually renewable subscription-based service agreements with its customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 3 for further information about the Company's contracts with customers. Under ASC 606, the Company accounts for revenue using the following steps:

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

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Consolidated balance sheet:

	As reported June 30, 2018	Adjustments	Balances without Adoption of ASC 606
Accounts receivable, net	$10,689	$5	$10,694
Other current assets	125	(72)	53
All other current assets	12,819	--	12,819
Total current assets	23,633	(67)	23,566
Deferred contract costs	3,369	(3,369)	--
All other noncurrent assets	75,883	--	75,883
Total assets	$102,885	$(3,436)	$99,449

Deferred revenue	$16,660	$61	$16,721
Other current liabilities	16,257	--	16,257
Total current liabilities	32,917	61	32,978
Deferred income taxes	5,808	(802)	5,006
Other long term liabilities	37,343	--	37,343
Total liabilities	76,068	(741)	75,327

Retained earnings	(99,810)	(2,697)	(102,507)
Accumulated other comprehensive income	(2,333)	2	(2,331)
Other stockholders’ equity	128,960	--	128,960
Total stockholders’ equity	26,817	(2,695)	24,122
Total liabilities and stockholders’ equity	$102,885	$(3,436)	$99,449

Consolidated statement of income:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Adjustments	Balances Without Adoption of ASC 606	As reported	Adjustments	Balances Without Adoption of ASC 606
Revenue	$28,017	$120	$28,137	$59,034	$48	$59,082

Direct expenses	10,996	(28)	10,968	23,904	(59)	23,845
Selling, general and administrative	7,940	(173)	7,767	15,808	57	15,865
Depreciation and amortization	1,325	--	1,325	2,608	--	2,608
Total operating expenses	20,261	(201)	20,060	42,320	(2)	42,318
Operating income	7,756	321	8,077	16,714	50	16,764
Other income (expense)	63	--	63	71	--	71
Income before income taxes	7,819	321	8,140	16,785	50	16,835
Provision (benefit) for income taxes	(129)	74	(55)	1,531	12	1,543
Net income	$7,948	$247	$8,195	$15,254	$38	$15,292
Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$0.29	$0.01	$0.30	$0.47	$--	$0.47
Class B	0.27	--	0.27	1.31	--	1.31
Diluted earnings per share:
Common (formerly Class A)	$0.28	$0.01	$0.29	$0.45	$--	$0.45
Class B	0.26	0.01	0.27	1.27	0.01	1.28

Consolidated statement of comprehensive income:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606
Net Income	$7,948	$247	$8,195	$15,254	$38	$15,292
Cumulative translation adjustment	(283)	4	(279)	(698)	2	(696)
Comprehensive Income	$7,665	$251	$7,916	$14,556	$40	$14,596

Consolidated statement of cash flows:

	Six months ended June 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities:
Net income	$15,254	$38	$15,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,608	--	2,608
Deferred income taxes	996	12	1,008
Reserve for uncertain tax positions	92	--	92
Non-cash share-based compensation expense	995	--	995
Impairment of property and equipment	2	--	2
Change in assets and liabilities:
Trade accounts receivable and unbilled revenue	3,955	128	4,083
Prepaid expenses and other current assets	(2,393)	(2)	(2,395)
Deferred contract costs	2	(2)	--
Accounts payable	481	--	481
Accrued expenses, wages, bonus and profit sharing	(2,371)	--	(2,371)
Income taxes receivable and payable	(1,235)	--	(1,235)
Deferred revenue	5	(176)	(171)
Net cash provided by operating activities	18,391	(2)	18,389
Net cash used in investing activities	(2,773)	--	(2,773)
Net cash used in financing activities	(43,058)	--	(43,058)
Effect of exchange rate changes on cash	(595)	2	(593)
Change in cash and cash equivalents	(28,035)	--	(28,035)
Cash and cash equivalents at beginning of period	34,733	--	34,733
Cash and cash equivalents at end of period	$6,698	--	$6,698

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. Beginning January 1, 2018, with the adoption of the new revenue standard, the Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $445,000 and $1,272,000 in the three and six months ended June 30, 2018, respectively. Total amortization was $639,000 and $1,254,000 for the three and six months ended June 30, 2018, respectively. Amortization of deferred contract costs included in direct expenses was $29,000 and $59,000 for the three and six months ended June 30, 2018, respectively. Amortization of deferred contract costs included in selling, general and administrative expenses was $610,000 and $1,195,000 for the three and six months ended June 30, 2018, respectively. Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $7,000 and $19,000 in the three and six months ended June 30, 2018, respectively. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. The Company recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at June 30, 2018 and December 31, 2017:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2018
Money Market Funds	$767	$--	$--	$767
Total	$767	$--	$--	$767

As of December 31, 2017
Money Market Funds	$13,971	$--	$--	$13,971
Commercial Paper	--	10,490	--	10,490
Eurodollar Deposits	--	10,017	--	10,017
Total	$13,971	$20,507	$--	$34,478

There were no transfers between levels during the three month period ended June 30, 2018.

The Company's long-term debt is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2018	December 31, 2017
	(In thousands)
Total carrying amount of long-term debt	$39,781	$1,067
Estimated fair value of long-term debt	$39,813	$1,066

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Long-lived assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles, and cost method investments are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2018, and December 31, 2017, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

Since the September 2017 announcement of the original proposed recapitalization plan (“Original Transaction”) (see Note 2), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., which was filed on November 15, 2017, and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al., which was filed on November 16, 2017. These lawsuits were consolidated by order of the federal court under the caption In re National Research Corporation Shareholder Litigation. A third lawsuit was filed in the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al., which was filed on December 1, 2017. The allegations in all of the lawsuits were very similar. The plaintiffs alleged, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. The plaintiffs in these lawsuits sought, among other things, an injunction enjoining the defendants from consummating the Original Transaction, damages, equitable relief and an award of attorneys’ fees and costs of litigation. After the announcement of a revised proposed recapitalization plan (the “Recapitalization”), the plaintiffs abandoned their efforts to enjoin the transaction. However, the plaintiffs in In re National Research Corporation Shareholder Litigation in Nebraska filed an Amended Complaint on March 23, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and alleged omission of material facts in the proxy statement relating to the Recapitalization. The plaintiffs in the Apfel case in Wisconsin filed an amended complaint on April 4, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and the Recapitalization. The Company and its directors will defend themselves against these lawsuits vigorously, and have moved to dismiss both lawsuits. These motions are pending. As of June 30, 2018, no losses have been accrued as the Company does not believe the losses are probable or estimable.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. As of June 30, 2018, the Company had approximately $4.0 million of operating lease commitments which would be recorded on the balance sheet under the new guidance. However, the Company is currently in the process of further evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption. The Company expects to utilize the optional practical expedients to not reassess whether expired or existing contracts contain leases, not reassess the lease classification for expired or existing leases and reassess initial direct costs for existing leases.

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

2.	RECAPITALIZATION

On April 16, 2018, the shareholders of the Company approved, among other things, an amendment to the Company’s Amended and Restated Articles of Incorporation (the "Articles") to effect the Recapitalization pursuant to which each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share based awards for class B common stock. The Common Stock continues to trade on The NASDAQ Global Market under the revised symbol “NRC.”

In connection with the Recapitalization, on April 18, 2018, the Company entered into a credit agreement with First National Bank of Omaha, a national banking association (“FNB”), as described in Note 5.

3.	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three and six month periods ending June 30, 2018 based on timing of revenue recognition (In thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Subscription services recognized ratably over time	$25,653	$51,441
Services recognized at a point in time	157	1,902
Fixed, non-subscription recognized over time	487	1,779
Unit price services, recognized over time	1,720	3,912
Total revenue	$28,017	$59,034

 The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2018	Balance at 1/1/2018 as adjusted (1)
Accounts receivables	$10,689	$14,674
Contract assets included in other current assets	$72	$74
Deferred Revenue	$(16,660)	$(16,642)
(1)	Represents the December 31, 2017 balance adjusted for the ASC 606 transition adjustments.

Significant changes in contract assets and contract liabilities during 2018 are as follows (in thousands):

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
			Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,733)	$-	$(13,577)
Increases due to invoicing of client, net of amounts recognized as revenue	-	7,558	-	13,796
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(41)	-	(58)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		(84)		(153)
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	25	-	56	-

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2018 approximated $678,000, of which $341,000, $284,000 and $53,000 will be recognized during the remainder of 2018, 2019 and 2020, respectively.

4.	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2018 decreased to (1.7)% compared to 32.1% for the same period in 2017 mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of options of $1.1 million, and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act that was enacted on December 22, 2017. In addition, the Company had increased tax benefits of $558,000 from the exercise of options and dividends paid to non-vested shareholders partially offset by $70,000 additional tax expense from non-deductible Recapitalization expenses.  The effective tax rate for the six-month period ended June 30, 2018 decreased to 9.1% compared to 33.5% for the same period in 2017. The effective tax rate was lower mainly due to income tax benefits from the Recapitalization and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act. In addition, the Company had increased tax benefits of $908,000 from the exercise of options and dividends paid to non-vested shareholders partially offset by $137,000 additional tax expense from non-deductible Recapitalization expenses.

5.	NOTES PAYABLE

The Company’s long term debt consists of the following:

	June 30, 2018	December 31, 2017
Term Loans	$39,781	$1,067
Less: current portion	(3,575)	(1,067)
Less: unamortized debt issuance costs	(177)	—
Notes payable, net of current portion	$36,029	$—

The balance on the Company’s former term note with US Bank was paid in full in March 2018.

On April 18, 2018, in connection with the Recapitalization, the Company entered into a credit agreement (the “Credit Agreement”) with FNB providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Company used the Term Loan to fund, in part, the cash portion paid to holders of the Company’s then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes, including to pay the fees and expenses incurred in connection with the Recapitalization and the Credit Agreement.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate plus 225 basis points (4.24% at June 30, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of June 30, 2018, the Line of Credit did not have a balance. The weighted average borrowings on the Line of Credit for the three and six months ended June 30, 2018 was $385,000 and $193,000, respectively. The weighted average interest on borrowings on the Line of Credit for the three and six months ended June 30, 2018 was 4.16%. There have been no borrowings on the Delayed Draw Term Loan since origination.

The Company paid a one-time fee equal to 0.25% of the amount borrowed under the Term Loan at the closing of the Credit Facilities. The Company is also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

 The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x or less. As of June 30, 2018, the Company was in compliance with its financial covenants.

Scheduled maturities of notes payable at June 30, 2018 are as follows:

Remainder of 2018	$1,786
2019	3,715
2020	4,418
2021	4,916
2022	5,171
Thereafter	19,775

6.	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards.  As described in Note 2, the Company completed a Recapitalization in April which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, the Company accelerated vesting of all outstanding class B share based awards, resulting in accelerated share-based compensation of $331,000 in the three and six month periods ended June 30, 2018. All outstanding class B share based awards were then settled for the same stock to cash proportion of the class B common stock described in Note 2, less the exercise price, if any, which approximated the awards’ intrinsic value.

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

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to an aggregate of 3,000,000 shares of the Company's Common Stock and, prior to the Recapitalization, 500,000 shares of the Company's former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. Beginning in 2018, on the date of each annual meeting of shareholders of the Company, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at such meeting. Stock options vest approximately one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The Company’s 2006 Equity Incentive Plan, as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock and, prior to the Recapitalization, 300,000 shares of the Company’s former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant.

The Company granted options to purchase 116,276 shares of the Company’s Common Stock during the six-month period ended June 30, 2018. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017
	Common Stock (formerly Class A)	Class A	Class B
Expected dividend yield at date of grant	2.59%	2.62%	8.06%
Expected stock price volatility	32.47%	32.45%	26.75%
Risk-free interest rate	2.51%	2.18%	2.18%
Expected life of options (in years)	7.3	6.8	6.8

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock (formerly Class A)
Outstanding at December 31, 2017	1,746,634	$13.88
Granted	116,276	$36.12
Exercised	(344,958)	$13.78		$7,119
Forfeited	(21,383)	$26.18
Outstanding at June 30, 2018	1,496,569	$15.46	5.24	$32,838
Exercisable at June 30, 2018	1,104,429	$13.29	4.22	$26,631
Class B
Outstanding at December 31, 2017	276,716	$31.78
Granted	--	$--
Exercised/Settled in Recapitalization	(276,716)	$31.78		$5,937
Forfeited	--	$--
Outstanding at June 30, 2018	--	$--	--	$--
Exercisable at June 30, 2018	--	$--	--	$--

As of June 30, 2018 the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.6 million and is expected to be recognized over a weighted average period of 3.05 years.

The following table summarizes information for the three months ended June 30, 2018, regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans:

	Common (formerly Class A) Shares Outstanding	Common (formerly Class A) Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	81,667	$13.80	13,611	$36.65
Granted	6,793	36.80	--	--
Vested/Settled in Recapitalization	--	--	(13,611)	36.65
Forfeited	(10,289)	$15.23	--	$--
Outstanding at June 30, 2018	78,171	$15.56	--	$--

As of June 30, 2018 the total unrecognized compensation cost related to non-vested stock awards was approximately $593,000 and is expected to be recognized over a weighted average period of 2.93 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the six months ended June 30, 2018:

(In thousands)
Balance as of December 31, 2017	$58,021
Foreign currency translation	(108)
Balance as of June 30, 2018	$57,913

Intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,336	9,347
Technology	1,360	1,360
Trade name	1,572	1,572
Total other intangible assets	13,459	13,470
Accumulated amortization	(11,031)	(10,706)
Other intangible assets, net	$2,428	$2,764

8.	PROPERTY AND EQUIPMENT

	June 30, 2018	December 31, 2017
	(In thousands)
Property and equipment	$43,223	$40,206
Accumulated depreciation	(29,903)	(27,847)
Property and equipment, net	$13,320	$12,359

9.	EARNINGS PER SHARE

Net income per share of the Company's former class A common stock and former class B common stock was computed using the two-class method. Basic net income per share is computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

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

The liquidation rights and the rights upon the consummation of an extraordinary transaction were the same for the holders of the Company's former class A common stock and former class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of former class A common stock was equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of former class B common stock until the Recapitalization. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the former class A and former class B common stock as if the earnings for the period had been distributed.

As described in Note 2, the Company completed a Recapitalization in April which settled all then-existing outstanding class B share-based awards, resulted in the elimination of the class B common stock and reclassified class A common stock to Common Stock. The Recapitalization was effective on April 17, 2018. Therefore, income was allocated between the former class A and class B common stock using the two-class method through April 16, 2018, and fully allocated to the Common Stock (formerly class A) following the Recapitalization.

For the three months ended June 30, 2017, 104,835 options of former class A shares have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the three months ended June 30, 2018, an additional 84,963 options of former class A shares, and for the three months ended June 30, 2017, an additional 17,473 options of former class B shares, were excluded as their inclusion would be anti-dilutive.

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$7,000	$948	$2,855	$2,897
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(23)	(4)	(22)	(22)
Net income attributable to common shareholders	$6,977	$944	$2,833	$2,875
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	23,957	3,527	20,752	3,514
Net income per share – basic	$0.29	$0.27	$0.14	$0.82
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$6,977	$944	$2,833	$2,875
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	23,957	3,527	20,752	3,514
Weighted average effect of dilutive securities – stock options	889	93	773	77
Denominator for diluted earnings per share – adjusted weighted average shares	24,846	3,620	21,525	3,591
Net income per share – diluted	$0.28	$0.26	$0.13	$0.80

For the six months ended June 30, 2017, the Company had 115,908 options of former class A shares and 19,318 options of former class B shares, respectively, which have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the six months ended June 30, 2018 and 2017, an additional 78,945 and 52,707 options of former class A shares, respectively, and for the six months ended June 30, 2017, an additional 38,784 options of former class B shares were excluded, as their inclusion would be anti-dilutive.

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$10,630	$4,624	$6,088	$6,184
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(38)	(18)	(48)	(49)
Net income attributable to common shareholders	$10,592	$4,606	$6,040	$6,135
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	22,429	3,527	20,745	3,514
Net income per share – basic	$0.47	$1.31	$0.29	$1.75
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$10,592	$4,606	$6,040	$6,135
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	22,429	3,527	20,745	3,514
Weighted average effect of dilutive securities – stock options	921	101	659	70
Denominator for diluted earnings per share – adjusted weighted average shares	23,350	3,628	21,404	3,584
Net income per share – diluted	$0.45	$1.27	$0.28	$1.71

10.	RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $53,000 and $62,000 for the three-month periods ended June 30, 2018 and 2017, respectively, and $94,000 and $120,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

During 2017, the Company acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended June 30, 2018 and 2017, were $66,000 and $171,000, respectively, and in six-month periods ended June 30, 2018 and 2017, were $109,000 and $295,000, respectively.

11.	SEGMENT INFORMATION

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the FASB guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions, which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations. The table below presents entity-wide information regarding the Company’s assets, after elimination of intercompany balances by geographic area:

	June 30, 2018	December 31, 2017

Long-lived assets:
United States	$76,871	$72,562
Canada	2,381	2,495
Total	$79,252	$75,057
Total assets:
United States	$97,101	$110,785
Canada	5,784	16,531
Total	$102,855	$127,316

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As described in Note 2, the Company completed a Recapitalization effective April 17, 2018. Pursuant to the Recapitalization, each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing class A common stock plus $19.59 in cash, without interest. All class B common stock were subsequently eliminated and the Company’s class A common stock was reclassified as Common Stock. The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share based awards for class B common stock. In connection with the Recapitalization, the Company entered into a credit agreement with FNB as described in Note 5.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	39.3	42.0	40.5	41.6
Selling, general and administrative	28.3	24.3	26.8	23.2
Depreciation and amortization	4.7	4.0	4.4	3.8
Total operating expenses	72.3	70.3	71.7	68.6

Operating income	27.7%	29.7%	28.3%	31.4%

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

Revenue. Revenue for the three-month period ended June 30, 2018, decreased 1.5% to $28.0 million, compared to $28.4 million in the three-month period ended June 30, 2017. This was primarily due to the adoption of ASC 606 and the timing of conferences, combined with minimal contract value growth.

Direct expenses. Direct expenses decreased 7.9% to $11.0 million for the three-month period ended June 30, 2018, compared to $11.9 million in the same period in 2017. This was primarily due to a decrease in variable expenses of $924,000. Variable expenses decreased due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies, and less conference expenses due to timing of conferences held in comparison to the prior year. Direct expenses as a percentage of revenue were 39.3% in the three-month periods ended June 30, 2018 and 42.0% for the same period in 2017 as direct expenses decreased by 7.9% while revenue decreased by 1.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.0% to $7.9 million for the three-month period ended June 30, 2018, compared to $6.9 million for the same period in 2017, primarily due to higher salaries and benefit costs of $708,000, including acceleration of shared based compensation expense from the vesting of restricted stock and settlement of stock options associated with the Recapitalization of $331,000, increased software and platform hosting expenses of $494,000, and costs associated with the Recapitalization of $305,000, partially offset by reduced marketing expenses of $140,000 and recruiting expenses of $128,000. Selling, general and administrative expenses as a percentage of revenue were 28.3% in the three-month periods ended June 30, 2018 and 24.3% for the same period in 2017 as selling, general and administrative expenses increased by 15% while revenues decreased by 1.5%.

Depreciation and amortization. Depreciation and amortization increased 16.4% to $1.3 million for the three-month period ended June 30, 2018, compared to $1.1 million for the same period in 2017 mainly due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue was 4.7% for the three-month period ended June 30, 2018, and 4.0% for the same period in 2017.

Other income (expense). Other income (expense) increased to $63,000 for the three-month period ended June 30, 2018, compared to $19,000 for the same period in 2017 primarily due to increased interest expense, offset by other income. Interest expense increased $416,000 due to interest related to the new Term Loan originated in April 2018. Other income increased $466,000 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision (benefit) for income taxes. Provision (benefit) for income taxes was $(129,000) ((1.7)% effective tax rate benefit) for the three-month period ended June 30, 2018, compared to $2.7 million (32.1% effective tax rate) for the same period in 2017. The effective tax rate for the three-month period ended June 30, 2018, was lower mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act that was enacted on December 22, 2017. In addition, the Company had increased tax benefits of $558,000 from the exercise of options and dividends paid to non-vested shareholders, partially offset by $70,000 additional tax expense from non-deductible Recapitalization expenses.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

Revenue. Revenue for the six-month period ended June 30, 2018, increased 0.6% to $59.0 million, compared to $58.7 million in the six-month period ended June 30, 2017. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses decreased 2.2% to $23.9 million for the six-month period ended June 30, 2018, compared to $24.4 million in the same period in 2017. This was due to a decrease in variable expenses of $921,000, partially offset by an increase in fixed expenses of $388,000. Variable expenses decreased mainly due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas. Direct expenses decreased as a percentage of revenue to 40.5% in the six-month period ended June 30, 2018, compared to 41.6% during the same period of 2017 as expenses decreased by 2.2% while revenue for the same period increased by 0.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.3% to $15.8 million for the six-month period ended June 30, 2018, compared to $13.6 million for the same period in 2017, primarily due to increased software and platform hosting expenses of $ 863,000, higher salary and benefit costs of $760,000, including acceleration of shared based compensation expense from the vesting of restricted stock and settlement of stock options associated with the Recapitalization of $331,000, legal and accounting expenses associated with the Recapitalization and adoption of ASC 606 of $688,000; partially offset by lower marketing expenses of $181,000 and recruiting expenses of $154,000. Selling, general, and administrative expenses increased as a percentage of revenue to 26.8% for the six-month period ended June 30, 2018, from 23.1% for the same period in 2017 as expenses increased by 16.3% while revenue for the same period increased by 0.6%.

Depreciation and amortization. Depreciation and amortization expenses increased to $2.6 million for the six-month period ended June 30, 2018, compared to $2.2 million for the same period in 2017 due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue was 4.4% for the six-month periods ended June 30, 2018 and 3.8% for the same period in 2017.

Other income (expense). Other income (expense) increased to $71,000 for the three-month period ended June 30, 2018, compared to $14,000 for the same period in 2017 primarily due to increased interest expense, offset by other income. Interest expense increased $397,000 due to interest related to the new Term Loan originated in April 2018. Other income increased $454,000 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $1.5 million (9.1% effective tax rate) for the six-month period ended June 30, 2018, compared to $6.2 million (33.5% effective tax rate) for the same period in 2017. The effective tax rate was lower mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act that was enacted on December 22, 2017. In addition, the Company had increased tax benefits of $908,000 from the exercise of options and dividends paid to non-vested shareholders, partially offset by $137,000 additional tax expense from non-deductible Recapitalization expenses.

 Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability under the Company’s existing Credit Facilities, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and the dividend policy for the foreseeable future.

As of June 30, 2018, our principal sources of liquidity included $6.7 million of cash and cash equivalents, up to $15 million of unused borrowings under our Line of Credit and up to $15 million available under our Delayed Draw Down Term Loan. The Delayed Draw Down Term Loan can only be used to fund permitted future business acquisitions or repurchasing the Company’s common stock. Of this cash, $1.1 million was held in Canada.

Working Capital

The Company had a working capital deficit of $9.1 million and a working capital surplus of $19.9 million on June 30, 2018 and December 31, 2017, respectively. The change was primarily due to decreases in cash and cash equivalents of $28.0 million and increases in current portion of notes payable of $2.5 million due to the Recapitalization (see Note 2). Trade accounts receivable also decreased by $4.1 million due to the timing of billings and collections on new and renewal contracts. These were partially offset by increases in prepaid expenses of $2.1 million and income taxes receivable of $1.2 million and decreases in accrued wages, bonus and profit sharing of $1.9 million. Accrued wages, bonus and profit sharing decreased due to the payment of 2017 annual bonuses in the three-month period ended March 31, 2018. Income taxes receivable changed due to the timing of income tax payments and prepaid expenses changed due to the timing of pre-payment for services. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of June 30, 2018 and December 31, 2017 were $16.7 million and $16.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Provided by operating activities	$18,391	$10,620
Used in investing activities	(2,773)	(2,390)
Used in financing activities	(43,058)	(10,022)
Effect of exchange rate change on cash	(595)	399
Net change in cash and cash equivalents	(28,035)	(1,393)
Cash and cash equivalents at end of period	$6,698	$31,628

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $18.4 million for the six months ended June 30, 2018, which included net income of $15.3 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, stock compensation and loss on disposal of property and equipment, totaling $4.6 million. Net changes in assets and liabilities decreased cash flows from operating activities by $1.5 million, primarily due to decreases in accrued wages, bonus and profit sharing, increases in prepaid expenses and other current assets and increases in income taxes receivable and payable which fluctuate with the timing of income tax payments partially offset by decreases in trade accounts receivable which fluctuate due to timing and frequency of billings on new and renewal contracts.

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2017, which included net income of $12.3 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions and stock compensation totaling $3.5 million. Changes in working capital decreased cash flows from operating activities by $5.1 million, primarily due to increases in trade accounts receivables, increases in prepaid expenses, and decreases in accrued expenses, wages, bonuses and profit sharing. These were partially offset by increases in deferred revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts, and increases in accounts payable due to timing of payments.

Cash Flows from Investing Activities

Net cash of $2.8 million and $2.4 million was used for investing activities in the six months ended June 30, 2018 and 2017, respectively. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2018 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $43.1 million in the six months ended June 30, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2), to repay borrowings under the term notes totaling $1.3 million, to repay borrowings on the line of credit of $1.0 million, to pay loan origination fees on the Credit Agreement of $187,000 and for capital lease obligations of $58,000. Cash was also used to pay $8.4 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $712,000. Cash was provided from proceeds of the new Term Loan of $40,000,000 and the new Line of Credit for $1,000,000.

Net cash used in financing activities was $10.0 million in the six months ended June 30, 2017. Cash was used to repay borrowings under the then-existing term note totaling $1.4 million and for capital lease obligations of $53,000. Cash was also used to pay $8.4 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

The effect of changes in foreign exchange rates (decreased) increased cash and cash equivalents by $(595,000) in the six months ended June 30, 2018 and $399,000 in the six months ended June 30, 2017.

Capital Expenditures

Cash paid for capital expenditures was $2.8 million for the three months ended June 30, 2018. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2018 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The balance on the Company’s former term note with US Bank was paid in full in March 2018.

On April 18, 2018, in connection with the Recapitalization, the Company entered into a credit agreement (the “Credit Agreement”) with FNB providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Company used the Term Loan to fund, in part, the cash portion paid to holders of the Company’s then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes, including to pay the fees and expenses incurred in connection with the Recapitalization and the Credit Agreement.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate plus 225 basis points (4.24% at June 30, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of June 30, 2018, the Line of Credit did not have a balance. The weighted average borrowings on the Line of Credit for the three and six months ended June 30, 2018 was $385,000 and $193,000, respectively. The weighted average interest on borrowings on the Line of Credit for the three and six months ended June 30, 2018 was 4.16%.

In the event that the Delayed Draw Term Loan is used, interest-only payments will be due through the calendar year in which the Delayed Draw Term Loan is drawn upon. After that, amortization will occur at the then current Term Loan rate and schedule with principal and accrued interest amounts outstanding under the Delayed Draw Term Loan due and payable monthly during the term of the Delayed Draw Term Loan, which expires on April 18, 2023.  There have been no borrowings on the Delayed Draw Term Loan since origination.

The Company paid a one-time fee equal to 0.25% of the amount borrowed under the Term Loan at the closing of the Credit Facilities. The Company is also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of June 30, 2018, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of June 30, 2018 was $310,000.

Shareholders’ equity decreased $63.2 million to $26.8 million at June 30, 2018, from $90.0 million at December 31, 2017. The decrease was due to the effect of the Recapitalization of $72.4 million (see Note 2), dividends declared of $8.4 million, changes in the cumulative translation adjustment of $697,000 and share repurchases exceeding the cost of stock options exercised of $711,000. This was partially offset by net income of $15.3 million, revenue transition adjustments associated with adoption of ASC 606 of $2.7 million, and share-based compensation of $995,000, including accelerated share-based compensation expense due to the Recapitalization of $331,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of June 30, 2018:

Contractual Obligations(1)	Total Payments	Remainder of 2018	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Long-term debt	$47,172	$2,778	$11,619	$12,633	$20,142
Operating leases	$4,033	$331	$1,630	$1,018	$1,054
Capital leases	373	75	205	93	--
Uncertain tax positions(2)	--	--	--	--	--
Total	$51,578	$3,184	$13,454	$13,744	$21,196

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $940,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of June 30, 2018, the remaining number of shares that could be purchased under this authorization was 280,491 shares of Common Stock.

Critical Accounting Policies and Estimates

Except as set forth below in connection with the adoption of ASC 606, there have been no changes to the Company’s critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have a material impact on the Company’s Condensed Consolidated Financial Statements and the related Notes.

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

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were $(283,000) and $381,000 in the three months ended June 30, 2018 and 2017, respectively, and $(698,000) and $499,000 in the six months ended June 30, 2018 and 2017, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Total transaction gains (losses) included in other income (expense) were $630,000 and $32,000 in the three months ended June 30, 2018 and 2017, respectively, and $587,000 and $40,000 in the six months ended June 30, 2018 and 2017, respectively. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $147,000. Our Canadian subsidiary may also make intercompany loans to the U.S. parent.  As of June 30, 2018, the parent company had outstanding loans from our Canadian subsidiary of approximately $16.9 million (Canadian). We did not have any intercompany loans at December 31, 2017.

We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Line of Credit. Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At June 30, 2018, our fixed-rate Term Loan totaled $39.8 million. Based on a sensitivity analysis, a one percent change in market interest rates as of June 30, 2018, would change the estimated fair value of our fixed-rate Term Loan outstanding at June 30, 2018 by approximately $1.3 million.

Borrowings, if any, under our Line of Credit and Delayed Draw Down Term Loan bear interest at a variable annual rate. Borrowings under the Line of Credit and the Delayed Draw Down Term Loan may not exceed, in each case, $15.0 million. There were no borrowings outstanding under our Line of Credit or Delayed Draw Down Term Loan at June 30, 2018. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have had a significant impact on our consolidated financial position, results of operations or cash flows.

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

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of July 27, 2018, 1,969,509 shares of Common Stock (formerly class A) have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended June 30, 2018.

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: August 9, 2018	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)