Form 10-Q
period 2018-09-30
NATIONAL RESEARCH CORP
filed 2018-11-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Common Stock, $.001 par value, outstanding as of October 26, 2018: 24,762,212

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2018

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,273	$34,733
Trade accounts receivable, less allowance for doubtful accounts of $197 and $200, respectively	16,544	14,806
Prepaid expenses	3,674	2,310
Income taxes receivable	1,001	375
Other current assets	278	35
Total current assets	28,770	52,259

Net property and equipment	14,269	12,359
Intangible assets, net	2,260	2,764
Goodwill	57,955	58,021
Deferred contract costs, net	3,371	--
Other	2,092	1,913

Total assets	$108,717	$127,316

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$3,623	$1,067
Accounts payable	839	593
Accrued wages, bonus and profit sharing	4,586	6,597
Accrued expenses	3,266	2,882
Current portion of capital lease obligations	202	71
Income taxes payable	70	--
Dividends payable	4,209	4,222
Deferred revenue	18,642	16,878
Total current liabilities	35,437	32,310

Notes payable, net of current portion	35,109	-
Deferred income taxes	6,599	4,030
Other long term liabilities	1,433	935
Total liabilities	78,578	37,275

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common Stock (formerly Class A), $0.001 par value; authorized 60,000,000 shares, issued 29,830,307 in 2018 and 25,835,230 in 2017, outstanding 24,762,212 in 2018 and 20,936,703 in 2017	30	26
Class B Common stock, $0.001 par value; 4,319,256 issued and 3,535,238 outstanding in 2017	--	4
Additional paid-in capital	156,384	51,025
Retained earnings (accumulated deficit)	(97,027)	77,574
Accumulated other comprehensive (loss) income	(2,053)	(1,635)
Treasury stock, at cost; 5,068,095 Common (formerly Class A) shares in 2018 and 4,898,527 in 2017 and 784,018 Class B shares in 2017	(27,195)	(36,953)
Total shareholders’ equity	30,139	90,041

Total liabilities and shareholders’ equity	$108,717	$127,316

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$30,013	$28,951	$89,047	$87,661

Operating expenses:
Direct	11,780	12,267	35,685	36,706
Selling, general and administrative	7,679	8,430	23,486	22,021
Depreciation and amortization	1,388	1,132	3,996	3,376
Total operating expenses	20,847	21,829	63,167	62,103

Operating income	9,166	7,122	25,880	25,558

Other income (expense):
Interest income	3	29	57	58
Interest expense	(544)	(18)	(990)	(68)
Other, net	(242)	40	222	76

Total other (expense) income	(783)	51	(711)	66

Income before income taxes	8,383	7,173	25,169	25,624

Provision for income taxes	1,391	3,020	2,923	9,198

Net income	$6,992	$4,153	$22,246	$16,426

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Common (formerly Class A)	$0.28	$0.10	$0.76	$0.39
Class B	$--	$0.59	$1.31	$2.34
Diluted Earnings Per Share:
Common (formerly Class A)	$0.27	$0.09	$0.73	$0.38
Class B	$--	$0.57	$1.27	$2.28

Dividends Per Share of Common Stock:

Common (formerly Class A)	$0.17	$0.10	$0.44	$0.30
Class B	$--	$0.60	$0.60	$1.80

Weighted average shares and share equivalents outstanding:
Common (formerly Class A) – basic	24,671	20,788	23,184	20,759
Class B – basic	--	3,514	3,527	3,514
Common (formerly Class A) – diluted	25,526	21,740	24,083	21,537
Class B – diluted	--	3,620	3,628	3,595

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income	$6,992	$4,153	$22,246	$16,426
Other comprehensive income:
Foreign currency translation adjustment	280	599	(418)	1,098
Other comprehensive income	$280	$599	$(418)	$1,098

Comprehensive Income	$7,272	$4,752	$21,828	$17,524

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 169,568 shares of class A and 3,677 shares of class B treasury stock	--	--	--	--	--	(6,141)	(6,141)
Issuance of 380,958 class A common shares and 9,296 class B common shares for the exercise of stock options	--	--	5,429	--	--	--	5,429
Issuance of restricted common shares, net of forfeitures (3,496 class A shares)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,255	--	--	--	1,255
Settlement of restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	-	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of class B common shares in connection with Recapitalization (retirement of 4,328,552 class B common shares)	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $0.44 and $0.60 per A and B common share, respectively	--	--	--	(12,638)	--	--	(12,638)
Cumulative effect adjustment for adoption of ASC 606	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(418)	--	(418)
Net income	--	--	--	22,246	--	--	22,246
Balances at September 30, 2018	$30	$--	$156,384	$(97,027)	$(2,053)	$(27,195)	$30,139

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,246	$16,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996	3,376
Deferred income taxes	1,775	184
Reserve for uncertain tax positions	(297)	112
Non-cash share-based compensation expense	1,255	1,273
Loss on disposal of property and equipment	212	--
Net changes in assets and liabilities:
Trade accounts receivable	(1,842)	(2,298)
Prepaid expenses and other current assets	(1,632)	(1,274)
Deferred contract costs, net	1	--
Accounts payable	147	(108)
Accrued expenses, wages, bonuses and profit sharing	(1,310)	(293)
Income taxes receivable and payable	(554)	1,157
Deferred revenue	1,939	2,925
Net cash provided by operating activities	25,936	21,480

Cash flows from investing activities:
Purchases of equity investment	--	(1,300)
Purchases of intangible Content License	--	(250)
Purchases of property and equipment	(4,858)	(3,347)
Net cash used in investing activities	(4,858)	(4,897)

Cash flows from financing activities:
Payments related to Recapitalization	(72,370)	--
Proceeds from issuance of note payable	40,000	--
Borrowings on line of credit	2,500	--
Payments on line of credit	(2,500)	--
Payment of debt issuance costs	(187)	--
Payments on notes payable	(2,170)	(1,847)
Payments on capital lease obligations	(104)	(81)
Payment of employee payroll tax withholdings on share-based awards exercised	(712)	(105)
Payment of dividends on common stock	(12,650)	(12,649)
Net cash used in financing activities	(48,193)	(14,682)

Effect of exchange rate changes on cash	(345)	828
Change in cash and cash equivalents	(27,460)	2,729
Cash and cash equivalents at beginning of period	34,733	33,021
Cash and cash equivalents at end of period	$7,273	$35,750

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$767	$65
Income taxes	$2,017	$7,749
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$121,371	$--
Capital lease obligations originated for property and equipment	$879	$74
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$5,429	$2,123

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated balance sheet of the Company at December 31, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

Subscription-based services - Services that are provided under subscription-based service agreements are usually for a twelve month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed annually in advance but may also be billed on a quarterly and monthly basis.

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

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Consolidated balance sheet:

	As reported September 30, 2018	Adjustments	Balances without Adoption of ASC 606
Accounts receivable, net	$16,544	$1	$16,545
Other current assets	278	(68)	210
All other current assets	11,948	--	11,948
Total current assets	28,770	(67)	28,703
Deferred contract costs	3,371	(3,371)	--
All other noncurrent assets	76,576	--	76,576
Total assets	$108,717	$(3,438)	$105,279

Deferred revenue	$18,642	$330	$18,972
Other current liabilities	16,795	--	16,795
Total current liabilities	35,437	330	35,767
Deferred income taxes	6,599	(865)	5,734
Other long term liabilities	36,542	--	36,542
Total liabilities	78,578	(535)	78,043

Retained earnings	(97,027)	(2,905)	(99,932)
Accumulated other comprehensive income	(2,053)	2	(2,051)
Other stockholders’ equity	129,219	--	129,219
Total stockholders’ equity	30,139	(2,903)	27,236
Total liabilities and stockholders’ equity	$108,717	$(3,438)	$105,279

Consolidated statement of income:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustments	Balances Without Adoption of ASC 606	As reported	Adjustments	Balances Without Adoption of ASC 606
Revenue	$30,013	$(269)	$29,744	$89,047	$(221)	$88,826

Direct expenses	11,780	(14)	11,766	35,685	(73)	35,612
Selling, general and administrative	7,679	16	7,695	23,486	73	23,559
Depreciation and amortization	1,388	--	1,388	3,996	--	3,996
Total operating expenses	20,847	2	20,849	63,167	--	63,167
Operating income	9,166	(271)	8,895	25,880	(221)	25,659
Other income (expense)	(783)	--	(783)	(711)	--	(711)
Income before income taxes	8,383	(271)	8,112	25,169	(221)	24,948
Provision (benefit) for income taxes	1,391	(63)	1,328	2,923	(51)	2,872
Net income	$6,992	$(208)	$6,784	$22,246	$(170)	$22,076
Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$0.28	$(0.01)	$0.27	$0.76	$(0.01)	$0.75
Class B	--	--	--	1.31	--	1.31
Diluted earnings per share:
Common (formerly Class A)	$0.27	$(0.01)	$0.26	$0.73	$(0.01)	$0.72
Class B	--	--	--	1.27	0.01	1.28

Consolidated statement of comprehensive income:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606
Net Income	$6,992	$(208)	$6,784	$22,246	$(170)	$22,076
Cumulative translation adjustment	280	--	280	(418)	2	(416)
Comprehensive Income	$7,272	$(208)	$7,064	$21,828	$(168)	$21,660

Consolidated statement of cash flows:

	Nine months ended September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Cash flows from operating activities:
Net income	$22,246	$(170)	$22,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996	--	3,996
Deferred income taxes	1,775	(51)	1,724
Reserve for uncertain tax positions	(297)	--	(297)
Non-cash share-based compensation expense	1,254	--	1,254
Loss on disposal of property and equipment	212	--	212
Change in assets and liabilities:
Trade accounts receivable and unbilled revenue	(1,841)	132	(1,709)
Prepaid expenses and other current assets	(1,632)	(6)	(1,638)
Deferred contract costs	1	--	1
Accounts payable	147	--	147
Accrued expenses, wages, bonus and profit sharing	(1,310)	--	(1,310)
Income taxes receivable and payable	(554)	--	(554)
Deferred revenue	1,939	93	2,032
Net cash provided by operating activities	25,936	(2)	25,934
Net cash used in investing activities	(4,858)	--	(4,858)
Net cash used in financing activities	(48,193)	--	(48,193)
Effect of exchange rate changes on cash	(345)	2	(343)
Change in cash and cash equivalents	(27,460)	--	(27,460)
Cash and cash equivalents at beginning of period	34,733	--	34,733
Cash and cash equivalents at end of period	$7,273	--	$7,273

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. Beginning January 1, 2018, with the adoption of the new revenue standard, the Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $616,000 and $1.9 million in the three and nine months ended September 30, 2018, respectively. Total amortization was $614,000 and $1.9 million for the three and nine months ended September 30, 2018, respectively. Amortization of deferred contract costs included in direct expenses was $13,000 and $73,000 for the three and nine months ended September 30, 2018, respectively. Amortization of deferred contract costs included in selling, general and administrative expenses was $601,000 and $1.8 million for the three and nine months ended September 30, 2018, respectively. Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $12,000 and $31,000 in the three and nine months ended September 30, 2018, respectively. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. The Company recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization.

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

The following details the Company’s financial assets and liabilities within the fair value hierarchy at September 30, 2018 and December 31, 2017:

Fair Values Measured on a Recurring Basis

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2018
Money Market Funds	$784	$--	$--	$784
Total	$784	$--	$--	$784

As of December 31, 2017
Money Market Funds	$13,971	$--	$--	$13,971
Commercial Paper	--	10,490	--	10,490
Eurodollar Deposits	--	10,017	--	10,017
Total	$13,971	$20,507	$--	$34,478

There were no transfers between levels during the three month period ended September 30, 2018.

The Company's long-term debt is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2018	December 31, 2017
	(In thousands)
Total carrying amount of long-term debt	$38,897	$1,067
Estimated fair value of long-term debt	$38,926	$1,066

The Company believes that the carrying amounts of trade accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of those instruments. Long-lived assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles, and cost method investments are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2018, and December 31, 2017, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

Since the September 2017 announcement of the original proposed recapitalization plan (“Original Transaction”) (see Note 2), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., which was filed on November 15, 2017, and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al., which was filed on November 16, 2017. These lawsuits were consolidated by order of the federal court under the caption In re National Research Corporation Shareholder Litigation. A third lawsuit was filed in the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al., which was filed on December 1, 2017. The allegations in all of the lawsuits were very similar. The plaintiffs alleged, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. The plaintiffs in these lawsuits sought, among other things, an injunction enjoining the defendants from consummating the Original Transaction, damages, equitable relief and an award of attorneys’ fees and costs of litigation. After the announcement of a revised proposed recapitalization plan (the “Recapitalization”), the plaintiffs abandoned their efforts to enjoin the transaction. However, the plaintiffs in In re National Research Corporation Shareholder Litigation in Nebraska filed an Amended Complaint on March 23, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and alleged omission of material facts in the proxy statement relating to the Recapitalization. The plaintiffs in the Apfel case in Wisconsin filed an amended complaint on April 4, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and the Recapitalization. The Company and its directors will defend themselves against these lawsuits vigorously, and have moved to dismiss both lawsuits. On September 9, 2018, the Wisconsin Circuit Court granted the defendants’ motion to dismiss, but judgment has not yet been entered. On October 9, 2018, the federal court in Nebraska granted the defendants’ motion to dismiss and entered judgment in the case the same day. As of September 30, 2018, no losses have been accrued as the Company does not believe the losses are probable or estimable.

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

The FASB issued ASU 2016-02, Leases (Topic 842) in February 2016 and ASU 2018-11, Leases – Targeted Improvements in July 2018. ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. The guidance is effective in fiscal years beginning after December 15, 2018, with early adoption permitted. Originally, a modified retrospective transition method was required, but ASU 2018-11 added the additional transition method to adopt the new guidance as of the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. As of September 30, 2018, the Company had approximately $3.0 million of operating lease commitments which would be recorded on the balance sheet under the new guidance. However, the Company is currently in the process of further evaluating the impact that this new guidance will have on its consolidated financial statements and does not plan to elect early adoption. The Company plans to adopt ASU 2016-02 using the optional transitional method by recording a cumulative-effect adjustment as of January 1, 2019 and expects to utilize the optional practical expedients to not reassess whether expired or existing contracts contain leases, not reassess the lease classification for expired or existing leases and reassess initial direct costs for existing leases.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon the Company’s results of operations and financial position and has not yet determined whether early adoption will be elected.

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

The following table disaggregates revenue for the three and nine month periods ending September 30, 2018 based on timing of revenue recognition (In thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Subscription services recognized ratably over time	$26,328	$77,769
Services recognized at a point in time	784	2,685
Fixed, non-subscription recognized over time	996	2,775
Unit price services recognized over time	1,905	5,818
Total revenue	$30,013	$89,047

 The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	September 30, 2018	Balance at 1/1/2018 as adjusted (1)
Accounts receivables	$16,544	$14,674
Contract assets included in other current assets	$68	$74
Deferred Revenue	$(18,642)	$(16,642)
(1) Represents the December 31, 2017 balance adjusted for the ASC 606 transition adjustments.

Significant changes in contract assets and contract liabilities during 2018 are as follows (in thousands):

	Nine months ended September 30, 2018
	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of period due to completion of services	$-	$(15,363)
Increases due to invoicing of client, net of amounts recognized as revenue	-	17,522
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(71)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		(145)
Decreases due to impairment	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	65	-

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2018 approximated $578,000, of which $144,000, $370,000 and $64,000 will be recognized during the remainder of 2018, 2019 and 2020, respectively.

4.	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2018 decreased to 16.6% compared to 42.1% for the same period in 2017 mainly due to a reduction in the corporate tax rate from 35% to 21% due to the Tax Cut and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017, a tax depreciation method change election for software development creating an income tax benefit of $308,000, decreased non-deductible Recapitalization expenses of $384,000 and other state tax and uncertain tax position adjustments decreasing tax by $179,000 over the same period last year. In addition, the Company had increased tax benefits of $161,000 from the exercise of options and dividends paid to non-vested shareholders. The effective tax rate for the nine-month period ended September 30, 2018 decreased to 11.6% compared to 35.9% for the same period in 2017. The effective tax rate was lower mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of options of $1.1 million and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act. In addition, the Company had increased tax benefits of $1.7 million from the exercise of options and dividends paid to non-vested shareholders, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000, decreased non-deductible Recapitalization expenses of $247,000, and other state tax and uncertain tax position adjustments decreasing taxes by $179,000 over the same period last year.

As permitted by Staff Accounting Bulletin No. 118, the Company made reasonable estimates and recorded a provisional net tax benefit of $1.9 million as of December 31, 2017 related to the following elements of the Tax Act:

●

Reduction in the U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017.

●	Availability of 100% bonus depreciation on assets placed in service after September 27, 2017
●	Certain stock compensation plans potentially subject to limitations as to deductibility

The above items were final as of September 30, 2018, and no material adjustments were made to the provisional amounts recorded as of December 31, 2017.  Under the Tax Act, the Company was also subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings.  The estimates booked as of December 31, 2017 have been finalized and no material adjustments were made to the financials.

5.	NOTES PAYABLE

The Company’s long term debt consists of the following:

	September 30, 2018	December 31, 2017
Term Loans	$38,897	$1,067
Less: current portion	(3,623)	(1,067)
Less: unamortized debt issuance costs	(165)	—
Notes payable, net of current portion	$35,109	$—

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (4.36% at September 30, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of September 30, 2018, the Line of Credit did not have a balance. The weighted average borrowings on the Line of Credit for the three and nine months ended September 30, 2018 was $587,000 and $486,000 respectively. The weighted average interest on borrowings on the Line of Credit for the three and nine months ended September 30, 2018 was 4.35% and 4.25%, respectively. There have been no borrowings on the Delayed Draw Term Loan since origination.

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

 The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x or less. As of September 30, 2018, the Company was in compliance with its financial covenants.

Scheduled maturities of notes payable at September 30, 2018 are as follows:

Remainder of 2018	$901
2019	3,715
2020	4,418
2021	4,916
2022	5,171
Thereafter	19,776

6.	SHARE-BASED COMPENSATION

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

The Company granted options to purchase 116,276 shares of the Company’s Common Stock during the nine-month period ended September 30, 2018. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

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

The following table summarizes stock option activity under the Company’s 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock (formerly Class A)
Outstanding at December 31, 2017	1,746,634	$13.88
Granted	116,276	$36.12
Exercised	(380,958)	$13.82		$8,048
Forfeited	(21,383)	$26.18
Outstanding at September 30, 2018	1,460,569	$15.49	4.92	$33,756
Exercisable at September 30, 2018	1,068,429	$13.26	3.84	$27,077
Class B
Outstanding at December 31, 2017	276,716	$31.78
Granted	--	$--
Exercised/Settled in Recapitalization	(276,716)	$31.78		$5,937
Forfeited	--	$--
Outstanding at September 30, 2018	--	$--	--	$--
Exercisable at September 30, 2018	--	$--	--	$--

As of September 30, 2018 the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million and is expected to be recognized over a weighted average period of 2.94 years.

The following table summarizes information for the nine months ended September 30, 2018, regarding non-vested stock granted to associates under the 2001 and 2006 Equity Incentive Plans:

	Common (formerly Class A) Shares Outstanding	Common (formerly Class A) Weighted Average Grant Date Fair Value Per Share	Class B Shares Outstanding	Class B Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	81,667	$13.80	13,611	$36.65
Granted	6,793	36.80	--	--
Vested/Settled in Recapitalization	--	--	(13,611)	36.65
Forfeited	(10,289)	$15.23	--	$--
Outstanding at September 30, 2018	78,171	$15.61	--	$--

As of September 30, 2018, the total unrecognized compensation cost related to non-vested stock awards was approximately $532,000 and is expected to be recognized over a weighted average period of 2.74 years.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the nine months ended September 30, 2018:

(In thousands)
Balance as of December 31, 2017	$58,021
Foreign currency translation	(66)
Balance as of September 30, 2018	$57,955

 Intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,340	9,347
Technology	1,360	1,360
Trade name	1,572	1,572
Total other intangible assets	13,463	13,470
Accumulated amortization	(11,203)	(10,706)
Other intangible assets, net	$2,260	$2,764

8.	PROPERTY AND EQUIPMENT

	September 30, 2018	December 31, 2017
	(In thousands)
Property and equipment	$45,094	$40,206
Accumulated depreciation	(30,825)	(27,847)
Property and equipment, net	$14,269	$12,359

9.	EARNINGS PER SHARE

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

As described in Note 2, the Company completed a Recapitalization in April 2018 which settled all then-existing outstanding class B share-based awards, resulted in the elimination of the class B common stock and reclassified class A common stock to Common Stock. The Recapitalization was effective on April 17, 2018. Therefore, income was allocated between the former class A and class B common stock using the two-class method through April 16, 2018, and fully allocated to the Common Stock (formerly class A) following the Recapitalization.

For the three months ended September 30, 2018, 107,512 options of former class A shares have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value.

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$6,992	$--	$2,062	$2,091
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(22)	--	(15)	(15)
Net income attributable to common shareholders	$6,970	$--	$2,047	$2,076
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,671	--	20,788	3,514
Net income per share – basic	$0.28	$--	$0.10	$0.59
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$6,970	$--	$2,047	$2,076
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,671	--	20,788	3,514
Weighted average effect of dilutive securities – stock options	855	--	952	106
Denominator for diluted earnings per share – adjusted weighted average shares	25,526	--	21,740	3,620
Net income per share – diluted	$0.27	$--	$0.09	$0.57

For the nine months ended September 30, 2018 and 2017, the Company had 36,231 and 91,385 options of former class A shares, respectively, and for the nine months ended September 30, 2017 15,231 options of class B shares, which have been excluded from the diluted net income per share computation because the exercise or grant price exceeded the fair market value. For the nine months ended September 30, an additional 52,341 options of former class A shares were excluded, as their inclusion would be anti-dilutive.

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$17,622	$4,624	$8,151	$8,275
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(61)	(18)	(63)	(64)
Net income attributable to common shareholders	$17,561	$4,606	$8,088	$8,211
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	23,184	3,527	20,759	3,514
Net income per share – basic	$0.76	$1.31	$0.39	$2.34
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$17,561	$4,606	$8,088	$8,211
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	23,184	3,527	20,759	3,514
Weighted average effect of dilutive securities – stock options	899	101	778	81
Denominator for diluted earnings per share – adjusted weighted average shares	24,083	3,628	21,537	3,595
Net income per share – diluted	$0.73	$1.27	$0.38	$2.28

10.	RELATED PARTY

A director of the Company serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $54,000 and $63,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and $148,000 and $183,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

During 2017, the Company acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended September 30, 2018 and 2017, were $87,000 and $159,000, respectively, and in nine-month periods ended September 30, 2018 and 2017, were $195,000 and $454,000, respectively.

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

	September 30, 2018	December 31, 2017

Long-lived assets:
United States	$77,520	$72,562
Canada	2,427	2,495
Total	$79,947	$75,057
Total assets:
United States	$91,442	$110,785
Canada	17,275	16,531
Total	$108,717	$127,316

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations and payers across a range of mission-critical, constituent-related elements, including patient experience and satisfaction, community population health risks, workforce engagement, community perceptions, and physician engagement. NRC Health partners with clients across the continuum of healthcare services. The Company’s clients range from integrated health systems and post-acute providers, such as home health, long term care and hospice, to numerous payer organizations. The Company believes this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

As described in Note 2, the Company completed a Recapitalization effective April 17, 2018. Pursuant to the Recapitalization, each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing class A common stock plus $19.59 in cash, without interest. All class B common stock were subsequently eliminated, and the Company’s class A common stock was reclassified as Common Stock. The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share-based awards for class B common stock. In connection with the Recapitalization, the Company entered into a credit agreement with FNB as described in Note 5.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	39.3	42.4	40.1	41.9
Selling, general and administrative	25.6	29.1	26.4	25.1
Depreciation and amortization	4.6	3.9	4.4	3.8
Total operating expenses	69.5	75.4	70.9	70.8

Operating income	30.5%	24.6%	29.1%	29.2%

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

Revenue. Revenue for the three-month period ended September 30, 2018, increased 3.7% to $30.0 million, compared to $29.0 million in the three-month period ended September 30, 2017. This was primarily due to new customer sales, as well as increases in sales to the existing client base and the adoption of ASC 606.

Direct expenses. Direct expenses decreased 4.0% to $11.8 million for the three-month period ended September 30, 2018, compared to $12.3 million in the same period in 2017. This was primarily due to a decrease in variable expenses of $587,000, partially offset by an increase in fixed expenses of $100,000. Variable expenses decreased due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies, partially offset by increased conference expenses. Fixed expenses increased primarily due to higher salary and benefit costs in the customer service and information technology areas, partially offset by lower contracted services. Direct expenses as a percentage of revenue were 39.3% in the three-month periods ended September 30, 2018 and 42.4% for the same period in 2017 as direct expenses decreased by 4.0% while revenue increased by 3.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 8.9% to $7.7 million for the three-month period ended September 30, 2018, compared to $8.4 million for the same period in 2017, primarily due to lower legal and accounting expenses associated with the Recapitalization of $958,000, less recruiting expense of $331,000, lower salaries and benefit costs of $145,000, and decreased bad debt expense of $95,000. These were partially offset by increased software and platform hosting expenses of $483,000 and increased contracted services of $333,000. Selling, general and administrative expenses as a percentage of revenue were 25.6% in the three-month periods ended September 30, 2018 and 29.1% for the same period in 2017 as selling, general and administrative expenses decreased by 8.9% while revenues increased by 3.7%.

Depreciation and amortization. Depreciation and amortization increased 22.6% to $1.4 million for the three-month period ended September 30, 2018, compared to $1.1 million for the same period in 2017 mainly due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue was 4.6% for the three-month period ended September 30, 2018, and 3.9% for the same period in 2017.

Other income (expense). Other expense, net was $783,000 for the three-month period ended September 30, 2018, compared to other income, net of  $51,000 for the same period in 2017.  This increase in expenses is primarily due to increased interest expense and other expense. Interest expense increased to $544,000 due to the interest related to the borrowings on the new Term Loan originated in April 2018. Other expense increased to $242,000 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $1.4 million (16.6% effective tax rate) for the three-month period ended September 30, 2018, compared to $3.0 million (42.1% effective tax rate) for the same period in 2017. The effective tax rate for the three-month period ended September 30, 2018, was lower mainly due a reduction in the corporate tax rate from 35% to 21% due to the Tax Act that was enacted on December 22, 2017, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000, decreased non-deductible Recapitalization expenses of $384,000 and other state tax and uncertain tax position adjustments decreasing tax by $179,000 over the same period last year. In addition, the Company had increased tax benefits of $161,000 from the exercise of options and dividends paid to non-vested shareholders.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Revenue. Revenue for the nine-month period ended September 30, 2018, increased 1.6% to $89.0 million, compared to $87.7 million in the nine-month period ended September 30, 2017. The increase was due to new customer sales and increases in sales to the existing client base, as well as adoption of ASC 606.

Direct expenses. Direct expenses decreased 2.8% to $35.7 million for the nine-month period ended September 30, 2018, compared to $36.7 million in the same period in 2017. This was due to a decrease in variable expenses of $1.5 million, partially offset by an increase in fixed expenses of $487,000. Variable expenses decreased mainly due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas. Direct expenses decreased as a percentage of revenue to 40.1% in the nine-month period ended September 30, 2018, compared to 41.9% during the same period of 2017 as expenses decreased by 2.8% while revenue for the same period increased by 1.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.7% to $23.5 million for the nine-month period ended September 30, 2018, compared to $22.0 million for the same period in 2017, primarily due to increased software and platform hosting expenses of $1.3 million, higher salary and benefit costs of $616,000, including acceleration of shared based compensation expense from the vesting of restricted stock and settlement of stock options associated with the Recapitalization of $331,000, and increased contracted services of $411,000. These were partially offset by lower recruiting expenses of $ 485,000, decreased legal and accounting expenses primarily associated with the Recapitalization of $270,000, and lower marketing expenses of $235,000. Selling, general, and administrative expenses increased as a percentage of revenue to 26.4% for the nine-month period ended September 30, 2018, from 25.1% for the same period in 2017 as expenses increased by 6.7% while revenue for the same period increased by 1.6%.

Depreciation and amortization. Depreciation and amortization expenses increased to $4.0 million for the nine-month period ended September 30, 2018, compared to $3.4 million for the same period in 2017 due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue was 4.4% for the nine-month periods ended September 30, 2018 and 3.8% for the same period in 2017.

Other income (expense). Other expense, net was $711,000 for the nine-month period ended September 30, 2018, compared to other income, net of $66,000 for the same period in 2017.  This increase in expenses was primarily due to increased interest expense, offset by other income. Interest expense increased to $990,000 due to the interest related to the borrowings on the new Term Loan originated in April 2018. Other income increased to $222,000 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $2.9 million (11.6% effective tax rate) for the nine-month period ended September 30, 2018, compared to $9.2 million (35.9% effective tax rate) for the same period in 2017. The effective tax rate was lower mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of options of $1.1 million and the reduction in the corporate tax rate from 35% to 21% due to the Tax Act. In addition, the Company had increased tax benefits of $1.7 million from the exercise of options and dividends paid to non-vested shareholders, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000, decreased non-deductible Recapitalization expenses of $247,000, and other state tax and uncertain tax position adjustments decreasing taxes by $179,000 over the same period last year.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability under the Company’s existing Credit Facilities, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and the dividend policy for the foreseeable future.

As of September 30, 2018, our principal sources of liquidity included $7.3 million of cash and cash equivalents, up to $15 million of unused borrowings under our Line of Credit and up to $15 million available under our Delayed Draw Down Term Loan. The Delayed Draw Down Term Loan can only be used to fund permitted future business acquisitions or repurchasing the Company’s common stock. Of this cash, $1.2 million was held in Canada.

Working Capital

The Company had a working capital deficit of $6.7 million and a working capital surplus of $19.9 million on September 30, 2018 and December 31, 2017, respectively. The change was primarily due to decreases in cash and cash equivalents of $27.5 million and increases in current portion of notes payable of $2.6 million mainly due to the Recapitalization (see Note 2), increases in deferred revenue of $1.8 million, and increases in accrued expenses and accounts payable of $630,000 due to timing of payments. These were partially offset by increases in trade accounts receivable of $1.7 million due to timing of billing and collections on new and renewal contracts, increases in prepaid expenses of $1.4 million, decreases in accrued wages, bonus and profit sharing of $2.0 million, and increases in income taxes receivable of $626,000. Accrued wages, bonus and profit sharing decreased due to the payment of 2017 annual bonuses in the three-month period ended March 31, 2018. Income taxes receivable changed due to the timing of income tax payments and prepaid expenses changed due to the timing of pre-payment for services. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of September 30, 2018 and December 31, 2017 were $18.6 million and $16.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Provided by operating activities	$25,936	$21,480
Used in investing activities	(4,858)	(4,897)
Used in financing activities	(48,193)	(14,682)
Effect of exchange rate change on cash	(345)	828
Net change in cash and cash equivalents	(27,460)	2,729
Cash and cash equivalents at end of period	$7,273	$35,750

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $25.9 million for the nine months ended September 30, 2018, which included net income of $22.2 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, stock compensation and loss on disposal of property and equipment, totaling $6.9 million. Net changes in assets and liabilities decreased cash flows from operating activities by $3.2 million, primarily due to decreases in accrued wages, bonus and profit sharing, increases in prepaid expenses and other current assets, by increases in trade accounts receivable and deferred revenue which fluctuate due to timing and frequency of billings on new and renewal contract, and increases in income taxes receivable which fluctuate with the timing of income tax payments partially offset decreases in accounts payable.

Net cash provided by operating activities was $21.5 million for the nine months ended September 30, 2017, which included net income of $16.4 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions and non-cash stock compensation totaling $4.9 million. Changes in working capital increased cash flows from operating activities by $109,000, primarily due to increases in deferred revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts, and increases in income taxes payable which fluctuate with the timing of income tax payments. These were partially offset by increases in trade accounts receivable and increases in prepaid expenses.

Cash Flows from Investing Activities

Net cash of $4.9 million was used for investing activities in each of the nine months ended September 30, 2018 and 2017. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2018 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $48.2 million in the nine months ended September 30, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2), to repay borrowings under the term notes totaling $2.2 million, to repay borrowings on the line of credit of $2.5 million, to pay loan origination fees on the Credit Agreement of $187,000 and for capital lease obligations of $103,000. Cash was also used to pay $12.7 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $712,000. Cash was provided from proceeds of the new Term Loan of $40 million and the new Line of Credit for $2.5 million.

Net cash used in financing activities was $14.7 million in the nine months ended September 30, 2017. Cash was used to repay borrowings under the term note totaling $1.8 million and for capital lease obligations of $81,000. Cash was also used to pay $12.6 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $105,000.

The effect of changes in foreign exchange rates (decreased) increased cash and cash equivalents by $(345,000) in the nine months ended September 30, 2018 and $828,000 in the nine months ended September 30, 2017.

Capital Expenditures

Cash paid for capital expenditures was $4.9 million for the nine months ended September 30, 2018. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2018 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate plus 225 basis points (4.36% at September 30, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of September 30, 2018, the Line of Credit did not have a balance. The weighted average borrowings on the Line of Credit for the three and nine months ended September 30, 2018 was $587,000 and $486,000 respectively. The weighted average interest on borrowings on the Line of Credit for the three and nine months ended September 30, 2018 was 4.35 and 4.25%, respectively.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of September 30, 2018, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of September 30, 2018 was $933,000.

Shareholders’ equity decreased $59.9 million to $30.1 million at September 30, 2018, from $90.0 million at December 31, 2017. The decrease was due to the effect of the Recapitalization of $72.4 million (see Note 2), dividends declared of $12.6 million, changes in the cumulative translation adjustment of $418,000 and share repurchases exceeding the cost of stock options exercised of $712,000. This was partially offset by net income of $22.2 million, revenue transition adjustments associated with adoption of ASC 606 of $2.7 million, and share-based compensation of $1.3 million, including accelerated share-based compensation expense due to the Recapitalization of $331,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of September 30, 2018:

Contractual Obligations(1)	Total Payments	Remainder of 2018	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Long-term debt	$45,783	$1,389	$11,619	$12,633	$20,142
Operating leases	$3,032	$178	$1,430	$813	$611
Capital leases	1,029	47	498	386	98
Uncertain tax positions(2)	--	--	--	--	--
Total	$49,844	$1,614	$13,547	$13,832	$20,851

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $550,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of September 30, 2018, the remaining number of shares that could be purchased under this authorization was 280,491 shares of Common Stock.

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

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated as a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. The Company estimates the total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were $280,000 and $599,000 in the three months ended September 30, 2018 and 2017, respectively, and $(418,000) and $1.1 million in the nine months ended September 30, 2018 and 2017, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Total transaction gains (losses) included in other income (expense) were ($215,000) and $37,000 in the three months ended September 30, 2018 and 2017, respectively, and $238,000 and $67,000 in the nine months ended September 30, 2018 and 2017, respectively. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $151,000. Our Canadian subsidiary may also make intercompany loans to the U.S. parent.  As of September 30, 2018, the parent company had outstanding loans from our Canadian subsidiary of approximately $16.9 million (Canadian). We did not have any intercompany loans at December 31, 2017.

We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Line of Credit. Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At September 30, 2018, our fixed-rate Term Loan totaled $38.9 million. Based on a sensitivity analysis, a one percent change in market interest rates as of September 30, 2018, would change the estimated fair value of our fixed-rate Term Loan outstanding at September 30, 2018 by approximately $1.2 million.

Borrowings, if any, under our Line of Credit and Delayed Draw Down Term Loan bear interest at a variable annual rate. Borrowings under the Line of Credit and the Delayed Draw Down Term Loan may not exceed, in each case, $15.0 million. There were no borrowings outstanding under our Line of Credit or Delayed Draw Down Term Loan at September 30, 2018. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the revolving credit note indicated that such a movement would not have had a significant impact on our consolidated financial position, results of operations or cash flows.

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

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock.  Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. As of October 26, 2018, 1,969,509 shares of Common Stock (formerly class A) have been repurchased under that authorization. No stock was repurchased under the program during the three-month period ended September 30, 2018.

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: November 8, 2018	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)