Form 10-K
period 2018-12-31
NATIONAL RESEARCH CORP
filed 2019-03-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 29, 2018: $415,536,664.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of February 28, 2019: 24,846,500 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts and retention of key clients;

●	The Company’s ability to compete in its markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	The possibility for failures or deficiencies in the Company’s information technology platform;

●	The possibility that the Company could be subject to security breaches or computer viruses; and

●	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

General

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. The Company’s solutions enable its clients to understand the voice of the customer with greater clarity, immediacy and depth. NRC Health’s heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. The Company’s ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. NRC Health believes that access to and analysis of its extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

NRC Health’s expertise includes the efficient capture, transmittal, benchmarking, analysis and interpretation of critical data elements from millions of healthcare consumers. Using its digital Voice of the Customer platform, the Company’s clients gain insights into what people think and feel about their organizations in real-time, allowing them to build on their strengths and resolve service issues with greater speed and personalization. The Company also provides legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

The Company’s portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, health risk assessments, employee engagement, reputation management and brand loyalty. NRC Health partners with clients across the continuum of healthcare services. The Company’s clients include integrated health systems, post-acute providers and payer organizations. The Company believes this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

NRC Health has achieved a market leadership position through its more than 37 years of industry innovation and experience, as well as its long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since its founding in 1981, the Company has focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. The Company is a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $3.5 trillion in 2017, or $10,739 per person. In total, health spending accounted for 17.9% of the nation’s Gross Domestic Product in 2017. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

An increasing percentage of Medicare reimbursement and reimbursement from commercial payers will be determined under value payment models, based on factors such as patient readmission rates and provider adherence to certain quality-related protocols. At the same time, many hospitals and other providers are creating new models of care delivery to improve patient experience, reduce cost and provide better clinical outcomes. These new models are based on sharing financial risk and managing the health and behaviors of large populations of patients and consumers. This transformation towards value-based payment models and increased engagement of healthcare consumers is resulting in a greater need for existing healthcare providers to deliver more customer-centric healthcare. At the same time, organizations that have successfully developed effective customer service models and brand loyalty in other industry verticals are entering the healthcare services market.

NRC Health believes that its current portfolio of solutions is uniquely aligned to address these healthcare market trends and related business opportunity. The Company provides tools and solutions to capture, interpret and improve the Consumer Assessment of Healthcare Providers and Systems ("CAHPS") data required by CMS as well as real time feedback that enables clients to better understand what matters most to people at key moments in their relationship with a health organization. NRC Health’s solutions enable its clients to both satisfy patient survey compliance requirements and design experiences to build loyalty and improve the wellbeing of the people and communities they care for.

NRC Health’s Solutions

NRC Health’s portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to its clients. The solutions are offered at an enterprise level through the Voice of the Customer platform, The Governance Institute, and legacy Experience solutions.

Voice of the Customer Platform Solutions

The Voice of the Customer (“VoC”) platform represents a portfolio of solutions that collectively provide a comprehensive set of capabilities that enable healthcare providers to collect, measure and analyze data collected across the patient journey to understand the preferences, experiences and needs of the people they serve. The digital platform consists of three primary solution categories which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization. The primary solution categories include Market Insights solutions, Transparency solutions, and certain Experience solutions.

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

NRC Health’s Experience Solutions – NRC Health’s Experience solutions are provided on a subscription basis via a cross-continuum VoC platform that collects and measures data and then delivers business intelligence that the Company’s clients utilize to improve patient experience, engagement and loyalty. Patient experience data can also be collected on a periodic basis using CAHPS compliant mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within the VoC platform or independently as a legacy service offering. NRC Health’s Experience solutions provide hospitals and healthcare providers the ability to receive and take action on customer and employee feedback across all care settings in real-time. Experience solutions include patient and resident experience, workforce engagement, health risk assessments, transitions, and improvement tools, which are provided through the Experience, Transitions and National Research Canada Corporation operating segments. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, NRC Health’s Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching tools to enable clients to improve the experiences of patients, residents, physicians and staff.   By illuminating the complete care journey in real time, the Company’s clients are able to ensure each individual receives the care, respect, and experience he or she deserves. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement, increased clinician and staff engagement, loyal relationships and personal well-being. These solutions have previously been marketed under NRC Picker, My InnerView (“MIV”), Customer-Connect LLC (doing business as Connect), and NRC Canada.

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

The Governance Institute

NRC Health’s Governance solutions, branded as The Governance Institute (“TGI”), serves not-for-profit hospital and health system boards of directors, executives, and physician leadership. TGI’s subscription-based, value-driven membership services are provided through national conferences, publications, advisory services, and an on-line portal designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their board governance, strategic planning, medical leadership, management performance, and transparency positioning. TGI also conducts research studies and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare boards across the country. TGI thought leadership helps its client board members and executives inform and guide their organization’s strategic priorities in alignment with the rapidly changing healthcare market.

NRC Health’s Competitive Strengths

The Company believes that its competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. The Company’s history is based on capturing the voice of the consumer in healthcare markets. The Company’s solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. This foundation has been enhanced through the digital VoC platform offering that provides the delivery of data and insights on a real time basis.

Premier client portfolio across the care continuum. NRC Health’s client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. The Company’s client base is diverse, with its top ten clients representing approximately 17% of total revenue for the year ended December 31, 2018 and no single client representing more than 4% of the Company’s revenue.

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

Comprehensive portfolio of solutions. NRC Health offers a portfolio of solutions that provide insights across the patient journey, which is unique in the healthcare industry, enabling its clients to initially establish an enterprise relationship utilizing the entire portfolio or begin with an individual solution and increase the scope of services over time, increasing overall contract value.

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

Competition

The healthcare information and market research services industry is highly competitive. The Company has traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. The Company’s primary competitors among such specialty firms include Press Ganey, which has significantly higher annual revenue than the Company, and several other organizations that NRC Health believes have less annual revenue than the Company. The Company, to a certain degree, currently competes with, and anticipates that in the future it may increasingly compete with, (1) market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and (2) firms which provide services or products that complement healthcare performance assessments such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with the Company’s solutions, many of these competitors have substantially greater financial, information gathering, and marketing resources than the Company and could decide to increase their resource commitments to the Company’s market. There are relatively few barriers to entry into the Company’s market, and the Company expects increased competition in its market which could adversely affect the Company’s operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that the Company will continue to compete successfully against existing or new competitors.

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

Growth Strategy

NRC Health believes that the value proposition of its current solutions, combined with the favorable alignment of its solutions with emerging market demand, positions the Company to benefit from multiple growth opportunities. The Company believes that it can accelerate its growth through (1) increasing scope of services and sales of its existing solutions to its existing clients (or cross-selling), (2) winning additional new clients through market share growth in existing market segments, (3) developing and introducing new solutions to new and existing clients, and (4) pursuing acquisitions of, or investments in, firms providing products, solutions or technologies which complement those of the Company.

Increasing contract value with existing clients. Approximately 24% of the Company’s existing clients purchase more than one of its solutions. NRC Health’s sales organization actively identifies and pursues cross-sell opportunities for clients to add additional solutions in order to accelerate the growth of the Company. Organic contract value growth is also realized by the increased scope of solution adoption as the size of client organizations increase from market expansion and consolidation.

Adding new clients. NRC Health believes that there is an opportunity to add new clients across all existing market segments. The Company’s sales organization is actively identifying and engaging new client prospects with a focus on demonstrating the economic value derived from adopting the portfolio of solutions in alignment with the prospect’s strategic objectives.

Adding new solutions. The need for effective solutions in the market segments that NRC Health serves is evolving to align with emerging healthcare consumerism trends. The evolving market creates an opportunity for the Company to introduce new solutions that leverage and extend its existing core competencies. The Company believes that there is an opportunity to drive sales growth with both existing and new clients, across all of the market segments that it serves, through the introduction of new solutions.

Pursue strategic acquisitions and investments. The Company has historically complemented its organic growth with strategic acquisitions, having completed seven such transactions over the past seventeen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to the Company’s existing solutions and market segments. NRC Health believes that additional strategic acquisition and/or investment opportunities exist for the Company to complement its organic growth by further expanding its service capabilities, technology offerings and end markets.

Sales and Marketing

The Company generates the majority of its revenue from the renewal of subscription-based client service agreements, supplemented by sales of additional solutions to existing clients and the addition of new clients. NRC Health sales activities are carried out by a direct sales organization staffed with professional, trained sales associates.

NRC Health engages in marketing activities that enhance the Company’s brand visibility in the marketplace, generate demand for its solutions and engage existing clients. Strategic campaigns and programs focus on (1) ensuring coverage of prospective clients via targeted advertising and account-based campaigns, (2) elevating client value evidence and success stories to an executive level profile, (3) engaging key stakeholders with content, programming and events and (4) amplifying thought leadership through public and media relations programs that include earning placement in national media and trade publications, securing podium presentations at key industry events and winning awards on behalf of the Company and its executives.

Clients

NRC Health partners with clients across the continuum of healthcare services. The Company’s clients include integrated health systems, post-acute providers and payer organizations. The Company’s ten largest clients accounted for 17%, 19%, and 17% of the Company’s total revenue in 2018, 2017 and 2016, respectively. Approximately 4%, 4% and 5% of the Company’s revenue was derived from foreign customers in 2018, 2017, and 2016, respectively.

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

Associates

As of December 31, 2018, the Company employed a total of 434 persons on a full-time basis. In addition, as of such date, the Company had 25 part-time associates primarily in its survey operations, representing approximately 13 full-time equivalent associates. None of the Company’s associates are represented by a collective bargaining unit. The Company considers its relationship with its associates to be good.

Executive Officers of the Company

The following table sets forth certain information as of February 1, 2019, regarding the executive officers of the Company:

Name	Age	Position

Michael D. Hays	64	Chief Executive Officer

Steven D. Jackson	43	President

Kevin R. Karas	61	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. The Company’s ten largest clients accounted for 17%, 19%, and 17% of the Company’s total revenue in 2018, 2017, and 2016, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

Substantially all of our revenue is derived from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. Future legislative changes, including additional provisions to control healthcare costs, improve healthcare quality and expand access to health insurance, could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services. Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow. Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services or could result in the termination of a client’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

Our principal shareholders effectively control the Company.

A majority of the Company’s common stock and voting power was historically owned and/or held by Michael D. Hays, our Chief Executive Officer. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to two trusts for the benefit of his family, The K/I/E Trust under agreement dated October 24, 2018 and the Amandla MK Trust (collectively the “Trusts”).

As of February 25, 2019, approximately 50.06% of the outstanding common stock was owned by the Trusts. As a result, the Trusts have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts.

The market price of our common stock may be volatile and shareholders may be unable to resell shares at or above the price at which the shares were acquired.

The market price of stock can be highly volatile. As a result, the market price and trading volume of our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

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

Any of these factors, among others, may result in changes in the trading volume and/or market price of our common stock. Following periods of volatility in the market price of a company’s securities, shareholders have often filed securities class-action lawsuits. Our involvement in a class-action lawsuit would result in substantial legal fees and divert our senior management’s attention from operating our business, which could harm our business and net income.

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

Failures or deficiencies in our information technology platform could negatively impact our operating results.

Our ability to provide client service is dependent, to a significant extent, upon the technology that we develop internally. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our clients. The failure or deficiency of the technology we develop could negatively impact the willingness or ability for our clients to use our services and our ability to perform our services. Our failure to anticipate clients’ expectation and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop, we may not adapt quickly enough and may incur significant costs and delays that could harm our business.

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

The Company’s headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for the Company’s operations. This facility houses all the capabilities necessary for NRC Health’s survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration. The Company’s credit facilities are secured by this property and other assets of the Company.

The Company is leasing 4,000 square feet of office space in Markham, Ontario, 3,900 square feet of office space in San Diego, California, 4,300 square feet of office space in Seattle, Washington, 6,200 square feet of office space in Atlanta, Georgia and 200 square feet of office space in Nashville, Tennessee.

Item 3.	Legal Proceedings

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. For additional information, see Note 1, under the heading “Contingencies,” to the Company’s consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In May 2013, the Company consummated a recapitalization pursuant to which the Company established two classes of common stock (class A common stock and class B common stock), issued a dividend of three shares of class A common stock for each share of the Company’s then existing common stock and reclassified each then existing share of common stock as one-half of one share of class B common stock. Following the May 2013 recapitalization, the Company’s class A common stock and the Company’s class B common stock were traded on the NASDAQ Global Market under the symbols “NRCIA” and “NRCIB,” respectively.

On April 16, 2018, the shareholders of the Company approved, among other things, an amendment to the Company’s Amended and Restated Articles of Incorporation (the "Articles") to effect a recapitalization (the “Recapitalization”) pursuant to which each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share based awards for class B common stock. The Common Stock continues to trade on the NASDAQ Global Market under the revised symbol “NRC.”

Cash dividends in the aggregate amount of $29.7 million were declared in 2018 with $12.6 million paid in 2018 and the remaining $17.1 million paid in January 2019. Cash dividends in the aggregate amount of $16.9 million were declared in 2017 with $12.7 million paid in 2017 and the remaining $4.2 million paid in January 2018. The payment and amount of future dividends, if any, is at the discretion of the Company’s Board of Directors and will depend on the Company’s future earnings, financial condition, general business conditions, alternative uses of the Company’s earnings and other factors.

On February 15, 2019, there were approximately 16 shareholders of record and approximately 5,289 beneficial owners of common stock.

In February 2006 and subsequently amended in May 2013, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended December 31, 2018. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

The following graph compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2013, and its relative performance is tracked through December 31, 2018.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/13	12/14	12/15	12/16	12/17	12/18

National Research Corporation – Formerly Class B	100.00	104.68	116.04	142.80	201.77	--

National Research Corporation – Common Stock (formerly Class A)	100.00	74.65	89.11	107.87	214.79	226.30

NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84

Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2018, 2017 and 2016, and the selected balance sheet data at December 31, 2018 and 2017, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2015 and 2014, and the balance sheet data at December 31, 2016, 2015 and 2014, are derived from audited consolidated financial statements not included herein. The Company acquired Digital Assent, LLC on October 28, 2014 and disposed of selected assets and liabilities related to the clinical workflow product of its Predictive Analytics operating segment on December 21, 2015. The acquisition and disposal did not have a significant impact on the Company’s financial results.

	Year Ended December 31,
	2018(1)(2)	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$119,686	$117,559	$109,384	$102,343	$98,837
Operating expenses:
Direct	47,577	49,068	45,577	44,610	41,719
Selling, general and administrative	31,371	29,686	28,385	27,177	25,018
Depreciation and amortization	5,463	4,586	4,225	4,109	3,804
Total operating expenses	84,411	83,340	78,187	75,896	70,541
Operating income	35,275	34,219	31,197	26,447	28,296
Other income (expense)	(566)	64	159	913	(204)
Income before income taxes	34,709	34,283	31,356	27,360	28,092
Provision for income taxes	4,662	11,340	10,838	9,750	9,936
Net income	$30,047	$22,943	$20,518	$17,610	$18,156
Earnings per share common stock: Basic Earnings per share:
Common Stock (formerly Class A)	$1.08	$0.54	$0.49	$0.42	$0.44
Class B	$1.31	$3.26	$2.93	$2.52	$2.62
Diluted Earnings per share:
Common Stock (formerly Class A)	$1.04	$0.52	$0.48	$0.41	$0.43
Class B	$1.27	$3.18	$2.88	$2.49	$2.57
Weighted average share and share equivalents outstanding:
Common Stock (formerly Class A) – basic	23,562	20,770	20,713	20,741	20,764
Class B – basic	3,527	3,514	3,505	3,478	3,473
Common Stock (formerly Class A) – diluted	24,448	21,627	21,037	20,981	21,076
Class B – diluted	3,628	3,603	3,560	3,522	3,536

	2018(1)(2)	2017	2016	2015	2014
	(In thousands, except per share data)
Balance Sheet Data:
Working capital surplus (deficiency)	$(18,699)	$19,949	$15,551	$10,890	$25,262
Total assets	108,032	127,316	120,624	128,049	129,510
Total debt and capital lease obligations, net of unamortized debt issuance costs	39,029	1,225	3,732	5,917	8,386
Total shareholders’ equity	19,083	90,041	82,806	74,222	87,748
Cash dividends declared per share:
Common stock (formerly class A)	1.13	.40	.34	.62	.06
Class B common stock	$.60	$2.40	$2.04	$3.72	$.36

(1)On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue- Revenue from Contracts with Customers and all related amendments using the modified retrospective method for all incomplete contracts as of the date of adoption. See Notes 1 and 2 to the Company’s consolidated financial statements.

(2)As described in Note 2 to the Company’s consolidated financial statements, the Company completed the Recapitalization in April 2018 which settled all then-existing outstanding class B share-based awards, resulting in the elimination of the class B common stock and reclassified class A common stock to Common Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. The Company’s solutions enable its clients to understand the voice of the customer with greater clarity, immediacy and depth. NRC Health’s heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. The Company’s ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. NRC Health believes that access to and analysis of its extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

The Company’s portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, health risk assessments, employee engagement, reputation management, and brand loyalty. NRC Health partners with clients across the continuum of healthcare services. The Company’s clients include integrated health systems, post-acute providers and payer organizations. The Company believes this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of the Company’s consolidated financial statements for 2018 include:

●	Revenue recognition;
●	Valuation of goodwill and identifiable intangible assets; and
●	Income taxes.

Revenue Recognition

The Company derives a majority of its revenue from annually renewable subscription-based service agreements with its customers. See Notes 1 and 3 to the Company’s consolidated financial statements for a description of the Company’s revenue recognition policies.

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated as a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. The Company estimates the total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, non-compete agreements and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment with other long-lived assets in the related asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company reviews intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2018, 2017 or 2016.

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

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, no impairment exists. If the fair value of the reporting unit is less than its carrying value, then goodwill is written down by this difference. The Company performed a qualitative analysis as of October 1, 2018 and determined the fair value of each reporting unit likely significantly exceeded its carrying value. No impairments were recorded during the years ended December 31, 2018, 2017 or 2016.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of foreign earnings and accelerated depreciation that will allow for full expensing of qualified property.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made reasonable estimates and recorded a provisional net tax benefit of $1.9 million as of December 31, 2017 related to the following elements of the Tax Act:

●

Reduction in the U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017.

●	Availability of 100% bonus depreciation on assets placed in service after September 27, 2017.
●	Certain stock compensation plans potentially subject to limitations as to deductibility.

The above items were final as of December 31, 2018, and no material adjustments were made to the provisional amounts recorded as of December 31, 2017.  Under the Tax Act, the Company was also subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings.  The estimates booked as of December 31, 2017 have been finalized and no material adjustments were made to the financials.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2018	2017	2016	2018 over 2017	2017 over 2016

Revenue	100.0%	100.0%	100.0%	1.8%	7.5%
Operating expenses:
Direct	39.7	41.7	41.7	(3.0)	7.7
Selling, general and administrative	26.2	25.3	25.9	5.7	4.6
Depreciation and amortization	4.6	3.9	3.9	19.1	8.5
Total operating expenses	70.5	70.9	71.5	1.3	6.6
Operating income	29.5%	29.1%	28.5%	3.1%	9.7%

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Revenue. Revenue in 2018 increased 1.8% to $119.7 million, compared to $117.6 million in 2017, which was due to new customer sales and increases in sales to the existing client base. The Company’s solutions within the VoC platform in 2018 accounted for 49.6% of total revenue compared to 33.9% in 2017. The remaining revenue consists of legacy Experience and Governance Solutions. Clients with agreements for multiple solutions represented 24% of our client base at the end of 2018, up from 22% at the end of 2017.

Direct expenses. Direct expenses decreased 3.0% to $47.6 million in 2018, compared to $49.1 million in 2017. This was due to a decrease in variable expenses of $2.2 million partially offset by an increase in fixed expenses of $689,000. Variable expenses decreased mainly due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas. Direct expenses decreased as a percentage of revenue to 39.7% in 2018 from 41.7% for the same period in 2017 as expenses decreased by 3.0% while revenue for the same period increased by 1.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.7% to $31.4 million in 2018 compared to $29.7 million in 2017 primarily due to increased software and platform hosting expenses of $1.8 million, higher salary and benefit costs of $685,000, including acceleration of share-based compensation expense from the vesting of restricted stock and settlement of stock options associated with the Recapitalization of $331,000, and increased contracted services of $529,000. These were offset by decreased legal and accounting expenses primarily associated with the Recapitalization of $516,000, lower recruiting expenses of $568,000 and a reduction in marketing expense of $239,000. Selling, general, and administrative expenses increased as a percentage of revenue to 26.2% in 2018, from 25.3% for the same period in 2017 as expenses increased by 5.7% while revenue increased by 1.8% during the same period.

Depreciation and amortization. Depreciation and amortization expenses increased 19.1% to $5.5 million in 2018 compared to $4.6 million in 2017 due to increased amortization from additional computer software investments. Depreciation and amortization expenses as a percentage of revenue increased to 4.6% in 2018, from 3.9% for the same period in 2017.

Other income (expense). Other income (expense) decreased to other expense of $566,000 in 2018, compared to other income of $64,000 in 2017 primarily due to increased interest expense, partially offset by other income. Interest expense increased to $1.5 million due to interest related to the new term loan originated in April 2018. Other income increased to $885,000 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $4.7 million (13.4% effective tax rate) in 2018, compared to $11.3 million (33.1% effective tax rate) in 2017. The effective tax rate was lower in 2018 mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of options of
$1.1 million, and the reduction in the corporate tax rate from 35% to 21% as a result of the Tax Act. In addition, the Company had increased tax benefits of $1.6 million related to the vesting and exercise of stock awards, net of certain excess compensation limits, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 and decreased non-deductible Recapitalization expenses of $361,000. This was partially offset by decreased tax expense of $1.1 million in 2017 due to Tax Act related adjustments. See Note 9 to the Company’s consolidated financial statements for more details on tax adjustments related to the Tax Act.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.6% to $29.7 million in 2017 compared to $28.4 million in 2016, primarily due to expenses associated with the Proposed Recapitalization of $1.4 million, higher computer supplies and software license fees of $513,000, and higher recruiting fees of $412,000, partially offset by lower salary and benefit costs of $308,000,  lower travel costs of $234,000, lower development and training costs of $205,000, $177,000 reduction for shelf registration fees expensed in 2016, and lower marketing expenses of $162,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.3% in 2017, from 25.9% in 2016 as expenses increased by 4.6% while revenue increased by 7.5% during the same period.

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

Provision for income taxes. Provision for income taxes was $11.3 million (33.1% effective tax rate) in 2017, compared to $10.8 million (34.6% effective tax rate) in 2016. The effective tax rate for the year ended December 31, 2017 decreased primarily due to the net benefit of approximately $1.9 million associated with remeasuring deferred tax assets and liabilities to the new lower federal rate, partially offset by a one-time mandatory deemed repatriation tax under the Tax Act. In addition, as a result of the Tax Act, the Company determined that it would no longer indefinitely reinvest the earnings of its Canadian subsidiary and recorded the withholding tax of $706,000 associated with this planned repatriation. The 2017 effective tax rate was also impacted by a benefit of $609,000 related to the vesting and exercise of stock awards, net of certain excess compensation limits, $504,000 of tax expense due to non-deductible recapitalization expenses and increases in the estimated state tax rates. Pursuant to the guidance in SAB 118, the Company’s estimate of impacts of the Tax Act were provisional and were subject to adjustment during 2018 based upon further analysis and interpretation of the Tax Act. See Note 9 to the Company’s consolidated financial statements for more details on tax adjustments related to the Tax Act.

Inflation and Changing Prices

Inflation and changing prices have not had a material impact on revenue or net income in the last three years.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future. The Company declared a special dividend in the fourth quarter of 2018 of $0.50 per share. The special dividend, in addition to the declared quarterly dividend, totaled $17.1 million, which was paid in January 2019. The dividends were paid from cash on hand and $8.5 million in borrowings on our line of credit.

As of December 31, 2018, our principal sources of liquidity included $13.0 million of cash and cash equivalents, up to $15 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $2.0 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing the Company’s Common Stock.

Working Capital

The Company had a working capital deficit of $18.7 million and a working capital surplus of $19.9 million on December 31, 2018 and 2017, respectively.

The change was primarily due to a decrease in cash and cash equivalents of $21.7 million, $2.6 million increase in current portion of notes payable mainly due to the Recapitalization (See Note 2 to the Company’s consolidated financial statements), an increase in dividends payable of $12.9 million and a $2.8 million decrease in trade accounts receivable. These were partially offset by decreases in accrued wages, bonus and profit sharing of $799,000 and deferred revenue of $634,000. Dividends payable increased due to a special dividend in addition to a quarterly dividend declaration that was paid in January 2019. Trade accounts receivable decreased due to the timing of billings and collections on new and renewal contracts. Accrued wages decreased mainly due to a payroll tax accrual from the vesting of non-vested stock award at the 2017 year-end. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of December 31, 2018 and December 31, 2017, were $16.2 million and $16.9 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Provided by operating activities	$39,848	$28,091	$26,843
Used in investing activities	(5,971)	(6,118)	(3,750)
Used in financing activities	(54,497)	(21,116)	(32,502)
Effect of exchange rate changes on cash	(1,122)	855	285
Net increase (decrease) in cash and cash equivalents	(21,742)	1,712	(9,124)
Cash and cash equivalents at end of period	$12,991	$34,733	$33,021

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, gain on sale from operating segment and the effect of working capital changes.

Net cash provided by operating activities was $39.8 million for the year ended December 31, 2018, which included net income of $30.0 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash stock compensation totaling $8.4 million. Changes in working capital increased cash flows from operating activities by $1.5 million, primarily from increases in income taxes payable and decreases in accounts receivables, which fluctuate due to the timing of income tax payments and the timing and frequency of billings on new and renewal contracts, respectively. These increases to cash flows were partially offset by an increase in prepaid expenses and other current assets and decreases due to the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, deferred contract costs and deferred revenue.

Net cash provided by operating activities was $28.1 million for the year ended December 31, 2017, which included net income of $22.9 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash stock compensation totaling $6.0 million. Changes in working capital decreased cash flows from operating activities by $806,000, primarily from increases in prepaid expenses, income taxes recoverable and accounts receivables, which fluctuate due to the timing and frequency of billings on new and renewal contracts. These decreases to cash flows were partially offset by the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, and increases in deferred revenue.

Net cash provided by operating activities was $26.8 million for the year ended December 31, 2016, which included net income of $20.5 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, gain on sale of operating segment, loss on disposal of property and equipment and non-cash stock compensation totaling $6.8 million. Changes in working capital decreased cash flows from operating activities by $499,000, primarily due to the timing of payments on accounts payable and increases in prepaid expenses, accounts receivables, and unbilled revenue, which fluctuate due to the timing and frequency of billings on new and renewal contracts. These decreases to cash flows were partially offset by decreases in income taxes recoverable, and timing of payments related to accrued expenses, wages, bonus and profit sharing and deferred revenue.

Cash Flows from Investing Activities

Net cash of $6.0 million was used for investing activities in the year ended December 31, 2018 for purchases of property and equipment.

Net cash of $6.1 million was used for investing activities in the year ended December 31, 2017. Purchases of property and equipment totaled $4.6 million. In addition, the Company used $1.3 million of cash to acquire a strategic investment in convertible preferred stock of PracticingExcellence.com, a privately-held Delaware corporation, which is carried at cost and included in other non-current assets.

Net cash of $3.8 million was used for investing activities in the year ended December 31, 2016. Purchases of property and equipment totaled $4.0 million. The Company received $223,000 in cash from funds put in escrow at the time of the December 21, 2015 sale of selected assets and liabilities related to the clinical workflow product of the former Predictive Analytics operating segment.

Cash Flows from Financing Activities

Net cash used in financing activities was $54.5 million in the year ended December 31, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2 to the Company’s consolidated financial statements), to repay borrowings under the term notes totaling $3.1 million, to repay borrowings on the line of credit of $2.5 million, to pay loan origination fees on the new credit agreement of $187,000 and for capital lease obligations of $156,000. Cash was also used to pay $16.9 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. Cash was provided from proceeds of the new term loan of $40 million and the new line of credit of $2.5 million.

Net cash used in financing activities was $21.1 million in the year ended December 31, 2017. Cash was used to repay borrowings under the term note totaling $2.5 million and for capital lease obligations of $108,000. Cash was used to pay $16.9 million of dividends, and to pay payroll tax withholdings related to share-based compensation of $1.7 million.

Net cash used in financing activities was $32.5 million in the year ended December 31, 2016. Cash was used to repay borrowings under the term note totaling $2.2 million and for capital lease obligations of $95,000. Cash was used to pay $28.6 million of dividends, purchase non-controlling interests in Connect totaling $2.0 million, and to pay payroll tax withholdings related to share-based compensation of $204,000. These were partially offset by the cash provided from the proceeds from the exercise of stock options of $548,000.

Capital Expenditures

Capital expenditures for the year ended December 31, 2018 were $6.0 million. These expenditures consisted mainly of computer equipment and software. The Company expects similar capital expenditure purchases in 2019 consisting primarily of computer equipment and software and other equipment, to be funded through cash generated from operations.

Debt and Equity

The balance on the Company’s former term note with US Bank was paid in full in March 2018.

On April 18, 2018, in connection with the Recapitalization, the Company entered into a credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Company used the Term Loan to fund, in part, the cash portion paid to holders of the Company’s then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (4.60% at December 31, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of December 31, 2018, the Line of Credit did not have a balance. There were no borrowings on the line of credit for the three-month period ended December 31, 2018. The weighted average borrowings on the Line of Credit for year ended December 31, 2018 was $324,000. The weighted average interest on borrowings on the Line of Credit for the year ended December 31, 2018 was 4.25%.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of December 31, 2018, the Company was in compliance with its financial covenants.

The Company has capital leases for computer equipment, office equipment, printing and inserting equipment. The balance of the capital leases as of December 31, 2018 was $880,000.

The Company incurred expenses related to the Recapitalization of approximately $721,000 and $1.4 million in the year ended December 31, 2018 and 2017, respectively, which were included in selling and administrative expenses.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of December 31, 2018:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$2,978	$882	$1,236	$535	$325
Capital leases	966	258	455	253	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	44,393	5,556	12,379	26,458	--
Total	$48,337	$6,696	$14,070	$27,246	$325

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $560,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

The Company generally does not make unconditional, non-cancelable purchase commitments. The Company enters into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

 Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of December 31, 2018, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

The Company’s Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. The Company includes translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were ($1.3 million), $991,000, and 369,000 in 2018, 2017 and 2016, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which the Company operates and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income and amounted to $893,000, $63,000 and $5,000 in 2018, 2017 and 2016, respectively. The increase is primarily the result of exchange rate changes applied to an intercompany loan from our Canadian subsidiary. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $271,000. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2018, our fixed-rate term debt totaled $38.0 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2018, would impact the estimated fair value of our fixed-rate debt outstanding at December 31, 2018 by approximately $1.2 million.

Borrowings under our Line of Credit and Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $15.0 million and $15.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2018. There were no borrowings outstanding under the Delayed Draw Term Note at December 31, 2018, or at any time during 2018. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the Line of Credit indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows.

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our Line of Credit and Delayed Draw Term Loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. Under the terms of our Credit Agreement with FNB, if LIBOR becomes unavailable during the term of the agreement, FNB may, in its reasonable discretion and in a manner consistent with market practice, designate a substitute index. We currently expect that the determination of interest under our Credit Agreement would be revised as to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2018. This unaudited information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with the Company’s audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2018	Sept 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept 30, 2017	June 30, 2017	Mar. 31, 2017

Revenue	$30,639	$30,013	$28,017	$31,017	$29,897	$28,951	$28,435	$30,276
Direct expenses	11,892	11,780	10,996	12,909	12,362	12,267	11,939	12,500
Selling, general and administrative expenses	7,885	7,679	7,940	7,867	7,665	8,430	6,905	6,686
Depreciation and amortization	1,467	1,388	1,325	1,283	1,209	1,132	1,139	1,106
Operating income	9,395	9,166	7,756	8,958	8,661	7,122	8,452	9,984
Other income (expense)	145	(783)	63	9	(2)	51	19	(4)
Provision for income taxes	1,739	1,391	(129)	1,661	2,142	3,020	2,719	3,459
Net income	$7,801	$6,992	$7,948	$7,306	$6,517	$4,153	$5,752	$6,521
Earnings per share of common stock:
Basic earnings per share
Class A	$0.32	$0.28	$0.29	$0.17	$0.15	$0.10	$0.14	$0.15
Class B	$-	$-	$0.27	$1.04	$0.93	$0.59	$0.82	$0.93
Dilutive earnings per share
Class A	$0.30	$0.27	$0.28	$0.17	$0.15	$0.09	$0.13	$0.15
Class B	$-	$-	$0.26	$1.01	$0.90	$0.57	$0.80	$0.91
Weighted average shares outstanding – basic
Class A	24,684	24,671	23,957	20,884	20,802	20,788	20,752	20,737
Class B	-	-	3,527	3,527	3,515	3,514	3,514	3,513
Weighted average shares outstanding - diluted
Class A	25,534	25,526	24,846	21,837	21,843	21,740	21,525	21,245
Class B	-	-	3,620	3,630	3,625	3,620	3,591	3,576

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Research Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements.) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

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

Lincoln, Nebraska

March 8, 2019

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,991	$34,733
Trade accounts receivable, less allowance for doubtful accounts of $175 and $200, respectively	11,922	14,806
Prepaid expenses	2,925	2,310
Income taxes receivable	348	375
Other current assets	224	35
Total current assets	28,410	52,259

Net property and equipment	14,153	12,359
Intangible assets, net	2,102	2,764
Goodwill	57,831	58,021
Deferred contract costs, net	3,484	--
Other	2,052	1,913

Total assets	$108,032	$127,316

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,667	$1,067
Accounts payable	613	593
Accrued wages, bonus and profit sharing	5,798	6,597
Accrued expenses	2,834	2,882
Current portion of capital lease obligations	204	71
Income taxes payable	636	--
Dividends payable	17,113	4,222
Deferred revenue	16,244	16,878
Total current liabilities	47,109	32,310

Notes payable, net of current portion and unamortized debt issuance costs	34,176	-
Deferred income taxes	6,276	4,030
Other long term liabilities	1,388	935
Total liabilities	88,949	37,275

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock (formerly Class A), $0.001 par value; authorized 60,000,000 shares, issued 29,917,667 in 2018 and 25,835,230 in 2017, outstanding 24,800,796 in 2018 and 20,936,703 in 2017	30	26
Class B Common stock, $0.001 par value; 4,319,256 issued and 3,535,238 outstanding in 2017	--	4
Additional paid-in capital	157,312	51,025
Retained earnings (accumulated deficit)	(106,339)	77,574
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,916)	(1,635)
Treasury stock, at cost; 5,116,871 Common (formerly Class A) shares in 2018 and 4,898,527 in 2017 and 784,018 Class B shares in 2017	(29,004)	(36,953)
Total shareholders’ equity	19,083	90,041

Total liabilities and shareholders’ equity	$108,032	$127,316

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

(In thousands, except share amounts)

	2018	2017	2016

Revenue	$119,686	$117,559	$109,384

Operating expenses:
Direct, exclusive of depreciation and amortization	47,577	49,068	45,577
Selling, general and administrative, exclusive of depreciation and amortization	31,371	29,686	28,385
Depreciation and amortization	5,463	4,586	4,225
Total operating expenses	84,411	83,340	78,187

Operating income	35,275	34,219	31,197

Other income (expense):
Interest income	62	96	47
Interest expense	(1,513)	(82)	(190)
Other, net	885	50	302

Total other income (expense)	(566)	64	159

Income before income taxes	34,709	34,283	31,356

Provision for income taxes	4,662	11,340	10,838

Net income	$30,047	$22,943	$20,518

Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$1.08	$0.54	$0.49
Class B	$1.31	$3.26	$2.93
Diluted earnings per share:
Common (formerly Class A)	$1.04	$0.52	$0.48
Class B	$1.27	$3.18	$2.88

Weighted average shares and share equivalents outstanding
Common (formerly Class A) - basic	23,562	20,770	20,713
Class B - basic	3,527	3,514	3,505
Common (formerly Class A) - diluted	24,448	21,627	21,037
Class B - diluted	3,628	3,603	3,560

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of comprehensive income

(In thousands)

	2018	2017	2016

Net income	$30,047	$22,943	$20,518

Other comprehensive income (loss):
Cumulative translation adjustment	$(1,281)	$991	$369
Other comprehensive income (loss)	$(1,281)	$991	$369

Comprehensive income	$28,766	$23,934	$20,887

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts)

	Common Stock A (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2015	$26	$4	$44,103	$65,313	$(2,995)	$(32,229)	$74,222
Purchase of 21,047 shares of class A and 7,681 shares of class B treasury stock	--	--	--	--	--	(601)	(601)
Issuance of 52,383 class A common shares and 35,534 class B shares for the exercise of stock options	--	--	945	--	--	--	945
Issuance of restricted common shares, net of (forfeitures) (11,565 class A and 1,928 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,929	--	--	--	1,929
Dividends declared of $0.34 and $2.04 per A and B common share, respectively	--	--	--	(14,324)	--	--	(14,324)
Acquisition of non-controlling interest	--	--	(252)	--	--	--	(252)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	369	--	369
Net income	--	--	--	20,518	--	--	20,518
Balances at December 31, 2016	$26	$4	$46,725	$71,507	$(2,626)	$(32,830)	$82,806
Purchase of 132,836 shares of class A and 15,074 shares of class B treasury stock	--	--	--	--	--	(4,123)	(4,123)
Issuance of 197,784 class A common shares and 13,600 class B shares for the exercise of stock options	--	--	2,455	--	--	--	2,455
Issuance of restricted common shares, net of (forfeitures) (19,314 class A and 3,219 class B)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,845	--	--	--	1,845
Dividends declared of $0.40 and $2.40 per A and B common share, respectively	--	--	--	(16,876)	--	--	(16,876)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	991	--	991
Net income	--	--	--	22,943	--	--	22,943
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 218,344 shares of class A and 3,677 shares of class B treasury stock	--	--	--	--	--	(7,950)	(7,950)
Issuance of 468,318 class A common shares and 9,296 class B common shares for the exercise of stock options	--	--	6,098	--	--	--	6,098
Issuance of restricted common shares, net of (forfeitures) ((3,496) class A shares)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,514	--	--	--	1,514
Settlement of class B restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	-	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of class B common shares in connection with Recapitalization (retirement of 4,328,552 class B common shares)	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $1.13 and $0.60 per A and B common share, respectively	--	--	--	(29,751)	--	--	(29,751)
Cumulative effect adjustment for adoption of ASC 606, net of income tax	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(1,281)	--	(1,281)
Net income	--	--	--	30,047	--	--	30,047
Balances at December 31, 2018	$30	$--	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$30,047	$22,943	$20,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,463	4,586	4,225
Deferred income taxes	1,476	(684)	798
Liability for uncertain tax positions	(288)	181	73
Loss on disposal of property and equipment	186	26	22
Gain on sale of operating segment	--	--	(223)
Non-cash share-based compensation expense	1,514	1,845	1,929
Change in assets and liabilities, net of effect of acquisition and disposal:
Trade accounts receivable	2,767	(2,340)	(1,137)
Prepaid expenses and other current assets	(833)	(565)	(535)
Deferred contract costs, net	(113)	--	--
Accounts payable	(39)	12	(15)
Accrued expenses, wages, bonus and profit sharing	(566)	1,759	440
Income taxes receivable and payable	686	(1,023)	105
Deferred revenue	(452)	1,351	643
Net cash provided by operating activities	39,848	28,091	26,843

Cash flows from investing activities:
Purchases of property and equipment	(5.971)	(4,568)	(3,973)
Purchase of equity investment	--	(1,300)	--
Purchase of intangible content license	--	(250)	--
Net proceeds from sale of operating segment	--	--	223
Net cash used in investing activities	(5,971)	(6,118)	(3,750)

Cash flows from financing activities:
Payments related to Recapitalization	(72,370)	--	--
Proceeds from issuance of note payable	40,000	--	--
Borrowings on line of credit	2,500	--	--
Payments on line of credit	(2,500)	--	--
Payments on notes payable	(3,071)	(2,473)	(2,199)
Payment of debt issuance costs	(187)	--	--
Payments on capital lease obligations	(157)	(108)	(95)
Cash paid for non-controlling interest	--	--	(2,000)
Proceeds from exercise of stock options	--	--	548
Payment of employee payroll tax withholdings on share-based awards exercised	(1,853)	(1,668)	(204)
Payment of dividends on common stock	(16,859)	(16,867)	(28,552)
Net cash used in financing activities	(54,497)	(21,116)	(32,502)

Effect of exchange rate changes on cash	(1,122)	855	285
Net increase (decrease) in cash and cash equivalents	(21,742)	1,712	(9,124)

Cash and cash equivalents at beginning of period	34,733	33,021	42,145

Cash and cash equivalents at end of period	$12,991	$34,733	$33,021

Supplemental disclosure of cash paid for:
Interest expense, net of $0, $0, and $10 capitalized, respectively	$1,282	$76	$192
Income taxes	$2,635	$12,827	$9,963
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$121,371	$--	$--
Capital lease obligations originated for property and equipment	$879	$74	$109
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$6,098	$2,455	$397

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. NRC Health’s portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to its clients. The solutions are offered at an enterprise level through the Voice of the Customer platform (“VoC”), The Governance Institute, and legacy Experience solutions.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “new revenue standard”) using the modified retrospective method for all incomplete contracts as of the date of adoption. The Company applied the practical expedient to reflect the total of all contract modifications occurring before January 1, 2018 in the transaction price and performance obligations at transition rather than accounting for each modification separately. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As discussed in more detail below and under “Deferred Contract Costs”, the largest impact of implementing the new revenue standard was the deferral and amortization of direct and incremental costs of obtaining contracts. In addition, there were other revisions to revenue recognition primarily related to performance obligation determinations and estimating variable consideration. The Company recorded a transition adjustment of approximately $2.7 million, net of $814,000 of tax, to the opening balance of retained earnings.

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

The Company’s revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. The Company combines contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements based on the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. Prior to 2018, revenue allocated to an element was limited to revenue that was not subject to refund or otherwise represented contingent revenue. The Company’s revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

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

The following tables summarize the impact the adoption of ASC 606 had on the Company’s consolidated financial statements (in thousands, except per share data):

Consolidated balance sheet:

	As reported December 31, 2018	Adjustments	Balances without Adoption of ASC 606
Accounts receivable, net	$11,922	$5	$11,927
Other current assets	224	(53)	171
All other current assets	16,264	94	16,358
Total current assets	28,410	46	28,456
Deferred contract costs	3,484	(3,484)	--
All other noncurrent assets	76,138	--	76,138
Total assets	$108,032	$(3,438)	$104,594

Deferred revenue	$16,244	$327	$16,571
Other current liabilities	30,865	--	30,865
Total current liabilities	47,109	327	47,436
Deferred income taxes	6,276	(871)	5,405
Other long term liabilities	35,564	--	35,564
Total liabilities	88,949	(544)	88,405

Retained earnings	(106,339)	(2,888)	(109,227)
Accumulated other comprehensive income	(2,916)	(6)	(2,922)
Other stockholders’ equity	128,338	--	128,338
Total stockholders’ equity	19,083	(2,894)	16,189
Total liabilities and stockholders’ equity	$108,032	$(3,438)	$104,594

Consolidated statement of income:

	Year ended December 31, 2018
	As reported	Adjustments	Balances Without Adoption of ASC 606
Revenue	$119,686	$(191)	$119,495

Direct expenses	47,577	(82)	47,495
Selling, general and administrative	31,371	101	31,472
Depreciation and amortization	5,463	--	5,463
Total operating expenses	84,411	19	84,430
Operating income	35,275	(210)	35,065
Other income (expense)	(566)	--	(566)
Income before income taxes	34,709	(210)	34,499
Provision (benefit) for income taxes	4,662	(57)	4,605
Net income	$30,047	$(153)	$29,894
Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$1.08	$(0.01)	$1.07
Class B	1.31	--	1.31
Diluted earnings per share:
Common (formerly Class A)	$1.04	$(0.01)	$1.03
Class B	1.27	0.01	1.28

Consolidated statement of comprehensive income:

	Year ended December 31, 2018
	As reported	Adjustments	Balances Without Adoption of ASC 606
Net Income	$30,047	$(153)	$29,894
Cumulative translation adjustment	(1,281)	(6)	(1,287)
Comprehensive Income	$28,766	$(159)	$28,607

Consolidated statement of cash flows:

	Year ended December 31, 2018
	As reported	Adjustments	Balances Without adoption of ASC 606
Cash flows from operating activities:
Net income	$30,047	$(153)	$29,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,463	--	5,463
Deferred income taxes	1,476	(57)	1,419
Reserve for uncertain tax positions	(288)	--	(288)
Non-cash share-based compensation expense	1,514	--	1,514
Loss on disposal of property and equipment	186	--	186
Change in assets and liabilities:
Trade accounts receivable and unbilled revenue	2,767	122	2,889
Prepaid expenses and other current assets	(833)	(115)	(948)
Deferred contract costs	(113)	113	--
Accounts payable	(39)	--	(39)
Accrued expenses, wages, bonus and profit sharing	(566)	--	(566)
Income taxes receivable and payable	686	--	686
Deferred revenue	(452)	90	(362)
Net cash provided by operating activities	39,848	--	39,848
Net cash used in investing activities	(5,971)	--	(5,971)
Net cash used in financing activities	(54,497)	--	(54,497)
Effect of exchange rate changes on cash	(1,122)	--	(1,122)
Change in cash and cash equivalents	(21,742)	--	(21,742)
Cash and cash equivalents at beginning of period	34,733	--	34,733
Cash and cash equivalents at end of period	$12,991	--	$12,991

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. Beginning January 1, 2018, with the adoption of the new revenue standard, the Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $2.6 million in the year ended December 31, 2018. Total amortization was $2.5 million for the year ended December 31, 2018. Amortization of deferred contract costs included in direct expenses and selling, general and administrative expenses was $83,000 and $2.3 million for the year ended December 31, 2018, respectively. Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $51,000 for the year ended December 31, 2018. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. The Company recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization.

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016:

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2016	$173	$218	$222	$169
Year Ended December 31, 2017	$169	$249	$218	$200
Year Ended December 31, 2018	$200	$80	$105	$175

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

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. The Company capitalized approximately $4.0 million and $3.0 million of costs incurred for the development of internal-use software for the years ended December 31, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairments were recorded during the years ended December 31, 2018, 2017, or 2016.

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

When performing the impairment assessment, the Company will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, the Company calculates the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. The Company did not recognize any impairments related to indefinite-lived intangibles during 2018, 2017 or 2016.

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

The Company reviews for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, then goodwill is written down by this difference. The Company performed a qualitative analysis as of October 1, 2018 and determined the fair value of each reporting unit likely significantly exceeded its carrying value. No impairments were recorded during the years ended December 31, 2018, 2017 or 2016.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company uses the deferral method of accounting for its investment tax credits related to state tax incentives. During the years ended December 31, 2018, 2017 and 2016, the Company recorded income tax benefits relating to these tax credits of $0, $4,000, and $77,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Statement of Income.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

All of the Company’s existing stock option awards and non-vested stock awards have been determined to be equity-classified awards. The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. The Company recognizes the excess tax benefits and tax deficiencies in the income statement when options are exercised. Amounts recognized in the financial statements with respect to these plans:

	2018	2017	2016
	(In thousands)
Amounts charged against income, before income tax benefit	$1,514	$1,845	$1,929
Amount of related income tax benefit	(3,566)	(2,310)	(1,164)
Net (benefit) expense to net income	$(2,052)	$(465)	$765

 Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $1.8 million and $34.5 million as of December 31, 2018, and 2017, respectively, consisting primarily of money market accounts, Eurodollar deposits and funds invested in commercial paper. At certain times, cash equivalent balances may exceed federally insured limits.

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

The following details the Company’s financial assets within the fair value hierarchy at December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2018
Money Market Funds	$1,848	$--	$--	$1,848
Total Cash Equivalents	$1,848	$--	$--	$1,848

As of December 31, 2017
Money Market Funds	$13,971	$--	$--	$13,971
Commercial Paper	--	10,490	--	10,490
Eurodollar Deposits	--	10,017	--	10,017
Total Cash Equivalents	$13,971	$20,507	$--	$34,478

There were no transfers between levels during the years ended December 31, 2018 and 2017.

The Company's long-term debt described in Note 10 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2018	December 31, 2017
	(In thousands)
Total carrying amount of long-term debt	$37,966	$1,067
Estimated fair value of long-term debt	$38,257	$1,066

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2018 and 2017, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred.

Since the September 2017 announcement of the original proposed recapitalization plan (“Original Transaction”) (see Note 2), three purported class action and/or derivative complaints have been filed in state or federal courts by three individuals claiming to be shareholders of the Company. All of the complaints name as defendants the Company and the individual directors of the Company. Two of these lawsuits were filed in the United States District Court for the District of Nebraska— a putative class action lawsuit captioned Gennaro v. National Research Corporation, et al., which was filed on November 15, 2017, and a putative class and derivative action lawsuit captioned Gerson v. Hays, et al., which was filed on November 16, 2017. These lawsuits were consolidated by order of the federal court under the caption In re National Research Corporation Shareholder Litigation. A third lawsuit was filed in the Circuit Court for Milwaukee County, Wisconsin—a putative class action lawsuit captioned Apfel v. Hays, et al., which was filed on December 1, 2017. The allegations in all of the lawsuits were very similar. The plaintiffs alleged, among other things, that the defendants breached their fiduciary duties in connection with the allegedly unfair proposed transaction, at an allegedly unfair price, conducted in an allegedly unfair and conflicted process and in alleged violation of Wisconsin law and the Company’s Articles of Incorporation. The plaintiffs in these lawsuits sought, among other things, an injunction enjoining the defendants from consummating the Original Transaction, damages, equitable relief and an award of attorneys’ fees and costs of litigation. After the announcement of a revised proposed recapitalization plan (the “Recapitalization”), the plaintiffs abandoned their efforts to enjoin the transaction. However, the plaintiffs in In re National Research Corporation Shareholder Litigation in Nebraska filed an Amended Complaint on March 23, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and alleged omission of material facts in the proxy statement relating to the Recapitalization. The plaintiffs in the Apfel case in Wisconsin filed an amended complaint on April 4, 2018 seeking damages for alleged breach of fiduciary duties in connection with the Original Transaction and the Recapitalization. The Company and its directors moved to dismiss both lawsuits, and those motions were granted in September and October 2018 by the respective courts. The plaintiffs did not appeal the judgments dismissing these lawsuits and, therefore, both lawsuits are now concluded.

Earnings Per Share

Prior to the Recapitalization, net income per share of the Company’s former class A common stock and former class B common stock was computed using the two-class method. Basic net income per share was computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share was computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

The liquidation rights and the rights upon the consummation of an extraordinary transaction were the same for the holders of the Company’s former class A common stock and former class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of former class A common stock was equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of former class B common stock. As a result, the undistributed earnings for each period were allocated based on the contractual participation rights of the former class A and former class B common stock as if the earnings for the year had been distributed.

As described in Note 2, the Company completed a Recapitalization in April 2018 which settled all then-existing outstanding class B share-based awards, resulting in the elimination of the class B common stock and reclassified class A common stock to Common Stock. The Recapitalization was effective on April 17, 2018. Therefore, income was allocated between the former class A and class B stock using the two-class method through April 16, 2018, and fully allocated to the Common Stock (formerly class A) following the Recapitalization.

The Company had 93,346, 104,647 and 546,910 options of Common Stock (former class A shares) for the years ended December 31, 2018, 2017 and 2016, respectively and 1,858 and 83,440 options of former class B shares for the years ended December 31, 2017 and 2016, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2018		2017		2016
	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$25,423	$4,624	$11,388	$11,555	$10,178	$10,341
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(82)	(18)	(88)	(87)	(88)	(88)
Net income attributable to common shareholders	$25,341	$4,606	$11,300	$11,468	$10,090	$10,253
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	23,562	3,527	20,770	3,514	20,713	3,505
Net income per share - basic	$1.08	$1.31	$0.54	$3.26	$0.49	$2.93
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$25,341	$4,606	$11,300	$11,468	$10,090	$10,253
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	23,562	3,527	20,770	3,514	20,713	3,505
Weighted average effect of dilutive securities – stock options:	886	101	857	89	324	55
Denominator for diluted earnings per share – adjusted weighted average shares	24,448	3,628	21,627	3,603	21,037	3,560
Net income per share - diluted	$1.04	$1.27	$0.52	$3.18	$0.48	$2.88

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) which supersedes existing lease guidance. Among other things, this ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. This ASU is effective in fiscal years beginning after December 15, 2018, with early adoption permitted, requires a modified retrospective transition method, and permits the use of an optional transition method to record the cumulative effect adjustment to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented, which also provides that financial information and disclosures are only updated beginning with the date of initial application. The Company will adopt the standard as of January 1, 2019 and plans to use the optional transition method and the package of practical expedients, which eliminates the reassessment of past leases, classification and initial direct costs. The Company is not electing to adopt the hindsight practical expedient and will therefore maintain the lease terms determined prior to adopting Topic 842. The Company is in the process of finalizing the calculations using a lease accounting software tool and reviewing and updating its controls and processes for the new standard. Adoption of the standard is expected to result in an initial total right of use asset and corresponding lease liability in a range of $2.3 to $3.0 million for operating leases and will not have a significant impact on the consolidated statements of income.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon the Company’s results of operations and financial position and has not yet determined whether early adoption will be elected.

(2)	Recapitalization

On April 16, 2018, the shareholders of the Company approved, among other things, an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect the Recapitalization pursuant to which each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing Class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share-based awards for class B common stock. The transactions were recorded based on the cash paid and the fair value of the Common Stock issued. The Common Stock continues to trade on the NASDAQ Global Market under the revised symbol “NRC.”

In connection with the Recapitalization, on April 18, 2018, the Company entered into a credit agreement with First National Bank of Omaha, a national banking association (“FNB”), as described in Note 10.

(3)	Contracts with Customers

The following table disaggregates revenue for the year ended December 31, 2018 based on timing of revenue recognition (In thousands):

2018
Subscription services recognized ratably over time	$104,777
Services recognized at a point in time	4,775
Fixed, non-subscription recognized over time	3,163
Unit price services recognized over time	6,971
Total revenue	$119,686

The Company’s solutions within the digital VoC platform in 2018 accounted for 49.6% of total revenue compared to 33.9% in 2017. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	December 31, 2018	Balance at 1/1/2018 as adjusted (1)
Accounts receivables	$11,922	$14,674
Contract assets included in other current assets	$53	$74
Deferred Revenue	$(16,244)	$(16,642)
(1)	Represents the December 31, 2017 balance adjusted for the ASC 606 transition adjustments.

Significant changes in contract assets and contract liabilities during 2018 are as follows (in thousands):

	2018
	Contract Assets	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(16,372)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,119
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(74)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		(145)
Decreases due to impairment	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	53	-

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2018 approximated $976,000, of which $881,000 and $95,000 are expected to be recognized during 2019 and 2020, respectively.

(4)	Equity Investments

The Company makes equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, the Company applies either cost or equity method of accounting depending on the nature of its investment and its ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. It is not practicable for the Company to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. During 2017, the Company acquired a $1.3 million investment in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”), which is included in non-current assets and is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. The Company has a seat on PX's board of directors and the Company's investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX.

(5)	Divestitures

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

(6)	Connect

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

(7)	Property and Equipment

At December 31, 2018, and 2017, property and equipment consisted of the following:

	2018	2017
	(In thousands)
Furniture and equipment	$5,321	$5,064
Computer equipment	2,900	2,721
Computer software	26,694	22,569
Building	9,349	9,386
Leaseholds	41	41
Land	425	425
Property and equipment at cost	44,730	40,206
Less accumulated depreciation and amortization	30,577	27,847
Net property and equipment	$14,153	$12,359

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2018, 2017, and 2016 was $4.8 million, $4.0 million, and $3.6 million, respectively.

Property and equipment included the following amounts under capital lease:

	2018	2017
	(In thousands)
Furniture and equipment	$1,062	$843
Computer Equipment	487	-
Computer Software	224	-
Property and equipment under capital lease, gross	1,773	843
Less accumulated amortization	839	684
Net assets under capital lease	$934	$159

(8)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2018:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,831		$57,831
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,327	9,011	316
Technology		7		1,360	765	595
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,259	11,348	911
Total intangible assets other than goodwill				$13,450	$11,348	$2,102

Goodwill and intangible assets consisted of the following at December 31, 2017:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$58,021		$58,021
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,347	8,611	736
Technology		7		1,360	523	837
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,279	10,706	1,573
Total intangible assets other than goodwill				$13,470	$10,706	$2,764

The following represents a summary of changes in the Company’s carrying amount of goodwill for the years ended December 31, 2018, and 2017 (in thousands):

Balance as of December 31, 2016	$57,861
Foreign currency translation	160
Balance as of December 31, 2017	$58,021
Foreign currency translation	(190)
Balance as of December 31, 2018	$57,831

Aggregate amortization expense for customer related intangibles, trade names, technology and non-competes for the years ended December 31, 2018, 2017 and 2016 was $662,000, $610,000, and $654,000, respectively. Estimated amortization expense for future years is: 2019—$374,000; 2020—$318,000; 2021—$180,000; 2022—$39,000.

(9)	Income Taxes

For the years ended December 31, 2018, 2017, and 2016, income before income taxes consists of the following:

	2018	2017	2016
	(In thousands)
U.S. Operations	$32,056	$32,750	$29,848
Foreign Operations	2,653	1,533	1,508
Income before income taxes	$34,709	$34,283	$31,356

Income tax expense consisted of the following components:

	2018	2017	2016
	(In thousands)
Federal:
Current	$2,144	$10,947	$8,930
Deferred	1,328	(1,596)	847
Total	$3,472	$9,351	$9,777

Foreign:
Current	$882	$387	$409
Deferred	(178)	704	(18)
Total	$704	$1,091	$391

State:
Current	$204	$837	$634
Deferred	282	61	36
Total	$486	$898	$670

Total	$4,662	$11,340	$10,838

Federal Tax Reform

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. Based on the information available, and the current interpretation of the Tax Act, the Company was able to make a reasonable estimate as of December 31, 2017, and recorded a provisional net tax benefit related to the remeasurement of the deferred tax assets and liabilities due to the reduction in the U.S. federal corporate tax rate, offset by the one-time mandatory deemed repatriation tax, payable over eight years. In accordance with Staff Accounting Bulletin No. 118, the Company made reasonable estimates and recorded a provisional net tax benefit of $1.9 million as of December 31, 2017 related to the following elements of the Tax Act:

●

Reduction in the U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017.

●	Availability of 100% bonus depreciation on assets placed in service after September 27, 2017.
●	Certain stock compensation plans potentially subject to limitations as to deductibility.

The above items were final as of December 31, 2018, and no material adjustments were made to the provisional amounts recorded as of December 31, 2017.  Under the Tax Act, the Company was also subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings.  The estimates booked as of December 31, 2017 have been finalized and no material adjustments were made to the financials.

In addition, as a result of the Tax Act, the Company determined that it would no longer indefinitely reinvest the earnings of its Canadian subsidiary and recorded the withholding tax of $706,000 associated with this planned repatriation in December 2017. In December 2018, the Canadian subsidiary declared a deemed dividend for $3 million to the Company. Withholding tax of $150,000 was paid in 2018.

The Tax Act subjects a U.S. corporation to tax on its Global Intangible Low Taxed Income (“GILTI”). Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act. Under Generally Accepted Accounting Principles, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. The Company elected the current period expense method and has not reflected any corresponding deferred tax assets and liabilities associated with the GILTI tax in the table of deferred tax assets and liabilities. GILTI tax has been recorded as current period expense of $40,000 in 2018.

The difference between the Company’s income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 on pretax income was as follows:

	2018	2017	2016
	(In thousands)
Expected federal income taxes	$7,285	$11,999	$10,975
Foreign tax rate differential	146	(131)	(129)
State income taxes, net of federal benefit and state tax credits	376	608	436
Federal tax credits	(150)	(130)	(165)
Uncertain tax positions	90	151	6
Nondeductible expenses related to recapitalization	151	504	--
Share based compensation	(3,041)	(1,564)	(441)
Compensation limit for covered employees	--	955	--
Impact of 2017 Tax Act	--	(2,415)	--
Tax depreciation method change	(308)	--	--
Valuation allowance	--	535	--
Withholding tax on repatriation of foreign earnings	--	706	--
GILTI	40	--	--
Other	73	122	156
Total	$4,662	$11,340	$10,838

Deferred tax assets and liabilities at December 31, 2018 and 2017, were comprised of the following:

	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$41	$46
Accrued expenses	424	416
Share based compensation	1,264	1,457
Accrued bonuses	198	113
Foreign tax credit from repatriation	535	535
Other	46	166
Gross deferred tax assets	2,508	2,733
Less valuation allowance	(535)	(535)
Deferred tax assets	1,973	2,198
Deferred tax liabilities:
Prepaid expenses	95	169
Deferred contract costs	786	--
Property and equipment	1,944	856
Intangible assets	4,919	4,497
Repatriation withholding	505	706
Deferred tax liabilities	8,249	6,228
Net deferred tax liabilities	$(6,276)	$(4,030)

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

The Company had an unrecognized tax benefit at December 31, 2018 and 2017, of $554,000 and $843,000, respectively, excluding interest of $6,000 and $5,000 at December 31, 2018 and 2017, respectively. Of these amounts, $482,000 and $620,000 at December 31, 2018 and 2017, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2018 and 2017 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2016	$662
Additions based on tax positions of prior years	(7)
Additions based on tax positions related to the current year	188
Balance of unrecognized tax benefits at December 31, 2017	$843
Reductions due to lapse of applicable statute of limitations	(35)
Reductions due to tax positions of prior years	(66)
Reductions due to settlement with taxing authorities	(300)
Additions based on tax positions related to the current year	112
Balance of unrecognized tax benefits at December 31, 2018	$554

The Company files a U.S. federal income tax return, various state jurisdictions returns and a Canada federal and provincial income tax return. All years prior to 2015 are now closed for US federal income tax and for years prior to 2015 for state income tax returns, and no exposure items exist for these years. The Company completed a United States federal tax examination for the tax year ended December 31, 2013 in the first quarter of 2016. The 2014 to 2018 Canada federal and provincial income tax returns remain open to examination.

(10)	Notes Payable

The Company’s long-term debt consists of the following:

	2018	2017
	(In thousands)
Term Loans	$37,996	$1,067
Less: current portion	(3,667)	(1,067)
Less: unamortized debt issuance costs	(153)	--
Notes payable, net of current portion	$34,176	$--

The balance on the Company’s former term note with US Bank was paid in full in March 2018.

On April 18, 2018, in connection with the Recapitalization, the Company entered into a credit agreement (the “Credit Agreement”) with FNB providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Company used the Term Loan to fund, in part, the cash portion paid to holders of the Company’s then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding share-based awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes, including to pay the fees and expenses incurred in connection with the Recapitalization and the Credit Agreement.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (4.60% at December 31, 2018). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of December 31, 2018, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for the three-month period ended December 31, 2018. The weighted average interest rate on borrowings on the Line of Credit for the year ended December 31, 2018 was 4.25%. In January 2019, the Company borrowed $8.5 million on the Line of Credit. There have been no borrowings on the Delayed Draw Term Loan since origination.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x or less. As of December 31, 2018, the Company was in compliance with its financial covenants.

Scheduled maturities of notes payable at December 31, 2018 are as follows:

2019	$3,715
2020	4,418
2021	4,916
2022	5,171
2023	19,776

(11)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards. The Company accounts for forfeitures as they occur. As described in Note 2, the Company completed a Recapitalization in April 2018 which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, the Company accelerated vesting of all outstanding class B share based awards, resulting in accelerated share-based compensation of $331,000 in the year ended December 31, 2018. All outstanding class B share-based awards were then settled for the same stock to cash proportion of the class B common stock described in Note 2, less the exercise price, if any, which approximated the awards’ intrinsic values.

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

The Company’s 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of the Company’s Common Stock and, prior to the Recapitalization, 500,000 shares of the Company’s former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each director of the Company who is not employed by the Company. Beginning in 2018, on the date of each annual meeting of shareholders of the Company, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Prior to 2018, on the date of each annual meeting of shareholders of the Company, options to purchase 36,000 shares of the Company’s former class A common stock and 6,000 shares of the Company’s former class B common stock were granted to directors that were elected or retained as a director at such meeting. Stock options vest approximately one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service. At December 31, 2018, there were 879,240 shares of Common Stock available for issuance pursuant to future grants under the 2004 Director Plan. The Company has accounted for grants of 2,120,760 Common Stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

The Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock and, prior to the Recapitalization, 300,000 shares of the Company’s former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2018, there were 815,828 shares of Common Stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. The Company has accounted for grants of 984,172 Common Stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2018, the Company granted options to purchase 116,276 shares of Common Stock. The Company granted options to purchase 299,917 shares of the Company’s former class A common stock and 49,986 shares of the Company’s former class B common stock during 2017. During 2016, the Company granted options to purchase 315,620 shares of the Company’s former class A common stock and 52,603 shares of the Company’s former class B common stock. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. The Company does, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2018	2017		2016
	Common Stock (former Class A)	Common Stock (former Class A)	Former Class B Common Stock	Common Stock (former Class A)	Former Class B Common Stock
Expected dividend yield at date of grant	2.59%	2.62%	8.06%	2.99%	7.29%
Expected stock price volatility	32.47%	32.45%	26.75%	32.74%	29.41%
Risk-free interest rate	2.51%	2.18%	2.18%	1.69%	1.69%
Expected life of options (in years)	7.28	6.80	6.80	6.86	6.86

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock (former Class A)
Outstanding at December 31, 2017	1,746,634	$13.88
Granted	116,276	$36.12
Exercised	(468,318)	$12.67		$10,621
Forfeited	(21,383)	$26.18
Outstanding at December 31, 2018	1,373,209	$15.99	4.91	$30,421
Exercisable at December 31, 2018	981,069	$13.76	3.83	$23,923

Former Class B Common Stock
Outstanding at December 31, 2017	276,716	$31.78
Granted	--	$--
Exercised/Settled in Recapitalization	(276,716)	$31.78	--	$5,937
Forfeited	--	$--
Outstanding at December 31, 2018	--	$--	--	$--
Exercisable at December 31, 2018	--	$--	--	$--

The following table summarizes information related to stock options for the years ended December 31, 2018, 2017 and 2016:

	2018	2017		2016
	Common Stock (former Class A)	Common Stock (former Class A)	Former Class B Common Stock	Common Stock (former Class A)	Former Class B Common Stock
Weighted average grant date fair value of stock options granted	$10.02	$5.83	$3.66	$3.62	$3.90
Intrinsic value of stock options exercised (in thousands)	$10,621	$2,681	$202	$459	$632
Intrinsic value of stock options vested (in thousands)	$2,719	$5,258	$787	$1,627	$535

As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million which was expected to be recognized over a weighted average period of 2.87 years.

Cash received from stock options exercised for the years ended December 31, 2016 was $548,000. There was no cash received from stock options exercised for the year ended December 31, 2018 or 2017. The Company recognized $1.1 million, $1.2 million and $964,000 of non-cash compensation for the years ended December 31, 2018, 2017, and 2016, respectively, related to options, which is included in selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $3.8 million, $1.1 million and $398,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

During 2018 and 2016, the Company granted 6,793 and 20,578 non-vested shares of Common Stock and during 2016 granted 3,430 non-vested shares of former class B common stock, respectively, under the 2006 Equity Incentive Plan. No shares were granted during the year ended December 31, 2017. As of December 31, 2018, the Company had 78,171 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $428,000, $629,000 and $966,000 of non-cash compensation for the years ended December 31, 2018, 2017, and 2016, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $168,000, $1.3 million and $161,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2018:

	Common Stock (formerly Class A) Outstanding	Common Stock (formerly Class A) Weighted Average Grant Date Fair Value Per Share	Former Class B Common Stock Outstanding	Former Class B Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	81,667	$13.80	13,611	$36.65
Granted	6,793	$36.80	--	$--
Vested	--	$--	(13,611)	$36.65
Forfeited	(10,289)	$15.23	--	$--
Outstanding at December 31, 2018	78,171	$15.61	--	$--

As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock awards was approximately $471,000 and is expected to be recognized over a weighted average period of 2.56 years.

(12)	Leases

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, Washington, and Tennessee. The Company also leased additional office space in Nebraska through June 2016. The Company recorded rent expense in connection with its operating leases of $779,000, $869,000 and $920,000 in 2018, 2017, and 2016, respectively. The Company also has capital leases for production, mailing and computer equipment.

Payments under non-cancelable operating leases and capital leases at December 31, 2018 for the next five years are:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2019	$258	$882
2020	241	672
2021	214	564
2022	168	273
2023	85	262
Total minimum lease payments	966
Less: Amount representing interest	86
Present value of minimum lease payments	880
Less: Current maturities	204
Capital lease obligations, net of current portion	$676

(13)	Related Party

A director of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $200,000, $248,000 and $232,000 in 2018, 2017 and 2016 respectively.

Mr. Hays, the Chief Executive Officer and director of the Company, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  The Company, directly or indirectly through its former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $12,500 and $488,000 in 2017 and 2016, respectively.

Mr. Hays personally incurred approximately $538,000 of fees and expenses in connection with exploring strategic alternatives for the Company, including the Recapitalization (see Note 2), for which the Company reimbursed Mr. Hays in 2017. These fees and expenses were attributable to the evaluation of alternatives and the sourcing and negotiating of financing for the alternatives, all of which would have been borne directly by the Company if they had not been advanced by Mr. Hays.

During 2017, the Company acquired a cost method investment in convertible preferred stock of PX (see Note 4). Also in 2017, the Company paid $250,000 to acquire certain perpetual content licenses from PX for content the Company includes in certain of its subscription services. The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2018, 2017 and 2016 was $439,000, $633,000 and $28,000, respectively.

(14)	Associate Benefits

The Company sponsors a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, the Company matches 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. The Company contributed $396,000, $350,000 and $291,000 in 2018, 2017 and 2016, respectively, as a matching percentage of associate 401(k) contributions.

(15)	Segment Information

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

The table below presents entity-wide information regarding the Company’s revenue and assets by geographic area:

	2018	2017	2016
	(In thousands)
Revenue:
United States	$115,451	$112,885	$104,445
Canada	4,235	4,674	4,939
Total	$119,686	$117,559	$109,384
Long-lived assets:
United States	$77,330	$72,562	$71,192
Canada	2,291	2,495	2,367
Total	$79,621	$75,057	$73,559
Total assets:
United States	$91,080	$110,785	$106,288
Canada	16,952	16,531	14,336
Total	$108,032	$127,316	$120,624

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The Company has no other information to report pursuant to this item.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Research Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Research Corporation and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 8, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2018 Summary Compensation Table,” “Grants of Plan-Based Awards in 2018,” “Outstanding Equity Awards at December 31, 2018,” “2018 Director Compensation,” “Compensation Committee Report,” “Corporate Governance-Transactions with Related Persons” and “CEO Pay Ratio” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2018.

Plan Category Common Shares (formerly Class A shares)	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,373,209	$15.99	1,695,068	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,373,209	$15.99	1,695,068

(1)	Includes the Company’s 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, the Company had authority to award up to 331,086 additional shares of restricted Common Stock (formerly class A common stock) provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 815,828 shares of Common Stock (formerly class A common stock) as of December 31, 2018. The Director Plan provides for granting options for 3,000,000 shares of Common Stock (formerly class A common stock). Option awards through December 31, 2018 totaled 2,120,760 shares of Common Stock (formerly class A common stock). No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 26, 2015 and filed on October 28, 2015 (File No. 001-35929)]

(4)

Credit Agreement, dated April 18, 2018, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)].

(10.1)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed on April 3, 2002 (File No. 001-35929)]

(10.2)*

National Research Corporation 2006 Equity Incentive Plan, as amended [Incorporated by reference to Exhibit (4.3) to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-226715) filed on August 9, 2018]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.4)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.5)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.6)*	Form of Restricted Stock Agreement for executive officers used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 and filed on March 23, 2005 (File No. 001-35929)]

(10.7)*	Form of Restricted Stock Agreement (one year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

Exhibit Number	Exhibit Description

(10.8)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.9)*

Form of Nonqualified Stock Option Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 001-35929)]

(10.10)*

Form of Restricted Stock Agreement used in connection with the 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 001-35929)]

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

(99)

Proxy Statement for the 2019 Annual Meeting of Shareholders [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2018; except to the extent specifically incorporated by reference, the Proxy Statement for the 2019 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

(101)**	Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

*	A management contract or compensatory plan or arrangement.

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

Item 16.	Form 10-K Summary

None.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page in this Form 10-K

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2018 and 2017	26

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2018	30

Notes to Consolidated Financial Statements	31

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2019.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director	March 8, 2019
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 8, 2019
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 8, 2019
Donald M. Berwick

/s/ JoAnn M. Martin	Director	March 8, 2019
JoAnn M. Martin

/s/ Barbara J. Mowry	Director	March 8, 2019
Barbara J. Mowry

/s/ John N. Nunnelly	Director	March 8, 2019
John N. Nunnelly