Form 10-Q
period 2019-03-31
NATIONAL RESEARCH CORP
filed 2019-05-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(402) 475-2525
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	NRC	The NASDAQ stock market

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

Common Stock, $.001 par value, outstanding as of April 26, 2019: 24,864,391

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2019

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of the Company’s client service contracts and retention of key clients;

●	The Company’s ability to compete in its markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	The Company’s ability to attract and retain key managers and other personnel;

●	The possibility that the Company’s intellectual property and other proprietary information technology could be copied or independently developed by its competitors;

●	The possibility for failures or deficiencies in the Company’s information technology platform;

●	The possibility that the Company could be subject to security breaches or computer viruses; and

●	The factors set forth under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as such section may be updated or supplemented by Part II, Item 1A of the Company’s subsequently filed Quarterly Reports on Form 10-Q (including this Report).

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,641	$12,991
Trade accounts receivable, less allowance for doubtful accounts of $138 and $175, respectively	15,888	11,922
Prepaid expenses	3,606	2,925
Income taxes receivable	217	348
Other current assets	521	224
Total current assets	22,873	28,410

Net property and equipment	13,968	14,153
Intangible assets, net	2,008	2,102
Goodwill	57,877	57,831
Deferred contract costs, net	3,642	3,484
Operating lease right-of-use assets	2,140	--
Other	2,063	2,052
Total assets	$104,571	$108,032

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,714	$3,667
Line of credit	1,750	--
Accounts payable	1,530	613
Accrued wages, bonus and profit sharing	4,017	5,798
Accrued expenses	2,571	2,834
Income taxes payable	1,763	636
Dividends payable	4,724	17,113
Deferred revenue	18,241	16,244
Other current liabilities	928	204
Total current liabilities	39,238	47,109

Notes payable, net of current portion	33,223	34,176
Deferred income taxes	6,534	6,276
Other long term liabilities	2,837	1,388
Total liabilities	81,832	88,949

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,009,919 in 2019 and 29,917,667 in 2018, outstanding 24,864,391 in 2019 and 24,800,796 in 2018	30	30
Additional paid-in capital	158,247	157,312
Retained earnings (accumulated deficit)	(102,867)	(106,339)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,551)	(2,916)
Treasury stock, at cost; 5,145,528 Common shares in 2019 and 5,116,871 shares in 2018	(30,120)	(29,004)
Total shareholders’ equity	22,739	19,083
Total liabilities and shareholders’ equity	$104,571	$108,032

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31
	2019	2018

Revenue	$31,480	$31,017

Operating expenses:
Direct, exclusive of depreciation and amortization	11,654	12,909
Selling, general and administrative, exclusive of depreciation and amortization	7,707	7,867
Depreciation and amortization	1,415	1,283
Total operating expenses	20,776	22,059

Operating income	10,704	8,958

Other income (expense):
Interest income	6	45
Interest expense	(570)	(8)
Other, net	(280)	(28)

Total other income (expense)	(844)	9

Income before income taxes	9,860	8,967

Provision for income taxes	1,664	1,661

Net income	$8,196	$7,306

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Common (formerly Class A)	$0.33	$0.17
Class B	$--	$1.04
Diluted Earnings Per Share:
Common (formerly Class A)	$0.32	$0.17
Class B	$--	$1.01

Dividends Per Share of Common Stock:
Common (formerly Class A)	$0.19	$0.10
Class B	$--	$0.60

Weighted average shares and share equivalents outstanding:
Common (formerly Class A) – basic	24,766	20,884
Class B – basic	--	3,527
Common (formerly Class A) – diluted	25,509	21,837
Class B – diluted	--	3,630

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2019	2018

Net income	$8,196	$7,306
Other comprehensive income (loss):
Foreign currency translation adjustment	$365	$(414)
Other comprehensive income (loss)	$365	$(414)

Comprehensive income	$8,561	$6,892

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2018	$30	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 28,657 shares treasury stock	--	--	--	--	(1,116)	(1,116)
Issuance of 86,247 common shares for the exercise of stock options	--	633	--	--	--	633
Issuance of 6,005 restricted common shares, net of (forfeitures)	--	--	--	--	--	--
Non-cash stock compensation expense	--	302	--	--	--	302
Dividends declared of $0.19 per common share	--	--	(4,724)	--	--	(4,724)
Other comprehensive income, foreign currency translation adjustment	--	--	--	365	--	365
Net income	--	--	8,196	--	--	8,196
Balances at March 31, 2019	$30	$158,247	$(102,867)	$(2,551)	$(30,120)	$22,739

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 30,180 shares of class A and 3,677 shares of class B treasury stock	--	--	--	--	--	(1,272)	(1,272)
Issuance of 74,769 class A common shares and 9,296 class B common shares for the exercise of stock options	--	--	737	--	--	--	737
Issuance of 6,793 class A restricted common shares, net of (forfeitures)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	454	--	--	--	454
Dividends declared of $0.10 and $0.60 per A and B common share, respectively	--	--	--	(4,223)	--	--	(4,223)
Cumulative effect adjustment for adoption of ASC 606, net of income tax	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(414)	--	(414)
Net income	--	--	--	7,306	--	--	7,306
Balances at March 31, 2018	$26	$4	$52,216	$83,392	$(2,049)	$(38,225)	$95,364

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,196	$7,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,415	1,283
Deferred income taxes	(25)	328
Reserve for uncertain tax positions	20	52
Non-cash share-based compensation expense	302	454
Net changes in assets and liabilities:
Trade accounts receivable	(3,934)	395
Prepaid expenses and other current assets	(1,004)	(208)
Deferred contract costs, net	(158)	(200)
Operating lease assets and liabilities, net	3	-
Accounts payable	807	57
Accrued expenses, wages, bonuses and profit sharing	(1,840)	(2,668)
Income taxes receivable and payable	1,531	1,171
Deferred revenue	1,987	258
Net cash provided by operating activities	7,300	8,228

Cash flows from investing activities:
Purchases of property and equipment	(1,134)	(1,298)
Net cash used in investing activities	(1,134)	(1,298)

Cash flows from financing activities:
Borrowings on line of credit	8,500	-
Payments on line of credit	(6,750)	-
Payments on notes payable	(918)	(1,067)
Payments on finance lease obligations	(57)	(28)
Payment of employee payroll tax withholdings on share-based awards exercised	(483)	(535)
Payment of dividends on common stock	(17,112)	(4,221)
Net cash used in financing activities	(16,820)	(5,851)

Effect of exchange rate changes on cash	304	(334)
Change in cash and cash equivalents	(10,350)	745
Cash and cash equivalents at beginning of period	12,991	34,733
Cash and cash equivalents at end of period	$2,641	$35,478

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$520	$8
Income taxes	$147	$110
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$25	$--
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$633	$737

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. NRC Health’s portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to its clients. The solutions are offered at an enterprise level through the Voice of the Customer ("VoC") platform, The Governance Institute, and legacy Experience solutions.

The Company’s six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions, which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations.

The condensed consolidated balance sheet of the Company at December 31, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) the Company considers necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. The Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $868,000 and $828,000 in the three-month periods ended March 31, 2019 and 2018, respectively. Total amortization was $689,000 for the three months ended March 31, 2019, of which $6,000 and $683,000 was included in selling, direct expenses and selling, general and administrative expenses, respectively. Total amortization was $616,000 for the three months ended March 31, 2018, of which $31,000 and $585,000 was included in direct expenses and selling, general and administrative expenses, respectively. Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $21,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less.

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842” or the “New Leases Standard”) effective January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment recorded to retained earnings as of the effective date. As a result, the financial results for periods prior to 2019 have not been restated. The Company elected practical expedients related to existing leases at transition to not reassess whether contracts are or contain leases, to not reassess lease classification, initial direct costs, or lease terms. Additionally, the Company has elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classifications. The Company has also made a policy election to not record short-term leases with a duration of 12 months or less on the balance sheet.

Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. The Company recorded $2.3 million of ROU assets and $2.4 million of lease liabilities related to operating leases at the date of transition. The ROU assets recorded were net of $43,000 of accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent. There was no significant impact to the unaudited condensed consolidated statements of income, comprehensive income, shareholders’ equity or cash flows. Accounting for finance leases is substantially unchanged.

We determine whether a lease is included in an agreement at inception. Operating lease ROU assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long term liabilities. Certain lease arrangements may include options to extend or terminate the lease. The Company includes these provisions in the ROU and lease liabilities only when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. The Company’s lease agreements do not contain any residual value guarantees.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments during the lease term. ROU assets and lease liabilities are recorded at lease commencement based on the estimated present value of lease payments. Because the rate of interest implicit in each lease is not readily determinable, the Company uses its estimated incremental collateralized borrowing rate at lease commencement, to calculate the present value of lease payments. When determining the appropriate incremental borrowing rate, the Company considers its available credit facilities, recently issued debt and public interest rate information.

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

The following details the Company’s financial assets within the fair value hierarchy at March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2019
Money Market Funds	$1,443	$--	$--	$1,443
Total Cash Equivalents	$1,443	$--	$--	$1,443

As of December 31, 2018
Money Market Funds	$1,848	$--	$--	$1,848
Total Cash Equivalents	$1,848	$--	$--	$1,848

There were no transfers between levels during the three-month period ended March 31, 2019.

The Company's long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2019	December 31, 2018
	(In thousands)
Total carrying amount of long-term debt	$37,079	$37,966
Estimated fair value of long-term debt	$37,619	$38,257

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2019 and December 31, 2018, there was no indication of impairment related to these assets.

Contingencies

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for years beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes its adoption will not significantly impact the Company’s results of operations and financial position.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is to be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact that this guidance will have upon the Company’s results of operations and financial position and has not yet determined whether early adoption will be elected.

(2)	RECAPITALIZATION

On April 16, 2018, the shareholders of the Company approved, among other things, an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect a recapitalization (the “Recapitalization”) pursuant to which each share of the Company’s then-existing class B common stock was exchanged for one share of the Company’s then-existing Class A common stock plus $19.59 in cash, without interest. On April 17, 2018, the Company filed an amendment to its Articles effecting the Recapitalization and then a further amendment and restatement of the Company’s Articles which resulted in the elimination of the Company’s class B common stock and the reclassification of the Company’s class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). The Company issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share-based awards for class B common stock.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ending March 31, 2019 and 2018 based on timing of revenue recognition (in thousands):

	2019	2018
Subscription services recognized ratably over time	$27,913	$25,766
Services recognized at a point in time	1,000	1,872
Fixed, non-subscription recognized over time	534	1,187
Unit price services recognized over time	2,033	2,192
Total revenue	$31,480	$31,017

The Company’s solutions within the digital VoC platform in the three-month periods ending March 31, 2019 and 2018 accounted for 57.9% and 44.6% of total revenue, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2019	December 31, 2018
Accounts receivables	$15,888	$11,922
Contract assets included in other current assets	$100	$53
Deferred Revenue	$(18,241)	$(16,244)

Significant changes in contract assets and contract liabilities during the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,289)		$(8,238)
Increases due to invoicing of client, net of amounts recognized as revenue	-	9,082		8,655
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(32)	-	(35)
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		204		(94)
Decreases due to impairment	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	79	-	49

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2019 approximated $524,000, of which $419,000 and $105,000 are expected to be recognized during 2019 and 2020, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2019 decreased to 16.9% compared to 18.5% for the same period in 2018 mainly due to an insurance reimbursement of Recapitalization expenses creating a tax benefit of $26,000 in 2019 compared to additional tax of expense of $67,000 from the non-deductible Recapitalization expenses in 2018. In addition, the Company had increased tax benefits of $87,000 from the exercise of options and dividends paid to non-vested shareholders.

(5)	NOTES PAYABLE

The Company’s long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Term Loans	$37,079	$37,996
Less: current portion	(3,714)	(3,667)
Less: unamortized debt issuance costs	(142)	(153)
Notes payable, net of current portion	$33,223	$34,176

The Company’s credit agreement (the “Credit Agreement”) with First National Bank of Omaha, a national banking association includes (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (4.73% at March 31, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of March 31, 2019, borrowings outstanding under the Line of Credit were $1.8 million and the Company had the availability to borrow an additional $13.2 million. There were no borrowings outstanding under the Line of Credit at December 31, 2018. The weighted average interest rate on borrowings on the Line of Credit for the three-month period ended March 31, 2019 was 4.75%. There have been no borrowings on the Delayed Draw Term Loan since origination.

The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x or less. As of March 31, 2019, the Company was in compliance with its financial covenants.

(6)	SHARE-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payments based on the grant-date fair value of those awards. All of the Company’s existing stock option awards and unvested stock awards have been determined to be equity-classified awards. The Company accounts for forfeitures as they occur. The Company completed a Recapitalization in April 2018 which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, the Company accelerated vesting of all outstanding class B share based awards, resulting in accelerated share-based compensation in the year ended December 31, 2018. All outstanding class B share-based awards were then settled for the same stock to cash proportion of the class B common stock, less the exercise price, if any, which approximated the awards’ intrinsic values.

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

The Company granted options to purchase 73,331 and 74,516 shares of the Company’s Common Stock (formerly class A) during the three-month periods ended March 31, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2019	2018
Expected dividend yield at date of grant	2.85%	2.65%
Expected stock price volatility	34.05%	32.24%
Risk-free interest rate	2.48%	2.39%
Expected life of options (in years)	8	8

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three-month period ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	1,373,209	$15.99
Granted	73,331	$38.30
Exercised	(86,247)	$7.34		$2,717
Forfeited	--	$--
Outstanding at March 31, 2019	1,360,293	$17.74	5.22	$28,379
Exercisable at March 31, 2019	907,432	$14.44	3.91	$21,928

As of March 31, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.8 million which was expected to be recognized over a weighted average period of 3.66 years.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2019:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	78,171	$15.61
Granted	6,005	38.30
Vested	--	--
Forfeited	--	$--
Outstanding at March 31, 2019	84,176	$17.23

As of March 31, 2019, the total unrecognized compensation cost related to non-vested stock awards was approximately $629,000 and is expected to be recognized over a weighted average period of 3.22 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three-month period ended March 31, 2019:

(In thousands)
Balance as of December 31, 2018	$57,831
Foreign currency translation	46
Balance as of March 31, 2019	$57,877

Intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,332	9,327
Technology	1,360	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	13,455	13,450
Accumulated amortization	(11,447)	(11,348)
Other intangible assets, net	$2,008	$2,102

(8)	PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018
	(In thousands)
Property and equipment	$45,887	$44,730
Accumulated depreciation	(31,919)	(30,577)
Property and equipment, net	$13,968	$14,153

(9)	EARNINGS PER SHARE

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

The Company had 137,453 and 72,860 options of Common Stock (former class A shares) for the three-month periods ended March 31, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$8,196	$3,630	$3,676
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(28)	(15)	(14)
Net income attributable to common shareholders	$8,168	$3,615	$3,662
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,766	20,884	3,527
Net income per share – basic	$0.33	$0.17	$1.04
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$8,168	$3,615	$3,662
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,766	20,884	3,527
Weighted average effect of dilutive securities – stock options	743	953	103
Denominator for diluted earnings per share – adjusted weighted average shares	25,509	21,837	3,630
Net income per share – diluted	$0.32	$0.17	$1.01

(10)	LEASES

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, Washington, and Tennessee. The leases remaining terms as of March 31, 2019 range from less than one year to 6.4 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the three-month period ended March 31, 2019 included (in thousands):

Three months ended March 31, 2019
Operating leases	$204
Finance leases:
Asset amortization	61
Interest on lease liabilities	12
Variable lease cost	20
Short-term lease cost	8
Total net lease cost	$305

Supplemental balance sheet information related to leases ($ in thousands):

	March 31, 2019	January 1, 2019
Operating leases:
Operating ROU assets	$2,140	$2,308	(1)

Current operating lease liabilities699	697	699	(1)
Noncurrent operating lease liabilities	1,489	1,652	(1)
Total operating lease liabilities	$2,186	$2,351	(1)
(1) Represents the December 31, 2018 balance recorded at implementation of Topic 842

	March 31, 2019	December 31, 2018
Finance leases:
Furniture and equipment	$1,062	$1,062
Computer Equipment	512	487
Computer Software	224	224
Property and equipment under finance lease, gross	1,798	1,773
Less accumulated amortization	(901)	(839)
Property and equipment under finance lease, net	$897	$934

Current obligations of finance leases	$231	$204
Noncurrent obligations of finance leases	617	676
Total finance lease liabilities	$848	$880

Weighted average remaining lease term (in years):
Operating leases	4.43
Finance leases	3.91

Weighted average discount rate:
Operating leases	4.81%
Finance leases	4.94%

Supplemental cash flow and other information related to leases was as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$196
Operating cash flows from finance leases	11
Financing cash flows from finance leases	57

ROU assets obtained in exchange for operating lease liabilities	--
ROU assets obtained in exchange for finance lease liabilities	25

Undiscounted payments under non-cancelable operating leases and finance leases at March 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder 2019	$200	$601
2020	249	591
2021	222	449
2022	168	225
2023	85	245
Thereafter	--	320
Total minimum lease payments	924	2,431
Less: Amount representing interest	(76)	(245)
Present value of minimum lease payments	848	2,186
Less: Current maturities	(231)	(697)
Lease obligations, net of current portion	$617	$1,489

Undiscounted payments under non-cancelable operating leases and finance leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019	$258	$882
2020	241	672
2021	214	564
2022	168	273
2023	85	262
Total minimum lease payments	966
Less: Amount representing interest	(86)
Present value of minimum lease payments	880
Less: Current maturities	(204)
Capital lease obligations, net of current portion	$676

(11)	RELATED PARTY

A director of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $59,000 and $41,000 in the three-month periods ended March 31, 2019 and 2018, respectively.

During 2017, the Company acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended March 31, 2019 and 2018, were $153,000 and $43,000, respectively.

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

	Three months ended
	March 31,
	2019	2018

Revenue:	100.0%	100.0%

Operating expenses:
Direct	37.0	41.6
Selling, general and administrative	24.5	25.4
Depreciation and amortization	4.5	4.1
Total operating expenses	66.0	71.1

Operating income	34.0%	28.9%

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

Revenue. Revenue for the three-month period ended March 31, 2019, increased 1.5% to $31.5 million, compared to $31.0 million in the three-month period ended March 31, 2018. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses decreased 9.7% to $11.7 million for the three-month period ended March 31, 2019, compared to $12.9 million in the same period in 2018. This was due to a decrease of variable expenses of $1.5 million and an increase in fixed expenses of $222,000. Variable expenses decreased due to less postage, printing and paper costs resulting from changes in survey methodologies and lower conference expenses due to timing of conferences. Fixed expenses increased primarily as a result of increased salary and benefit costs partially offset by decreased contracted services in the customer service and information technology areas. Direct expenses as a percentage of revenue were 37.0% in the three-month periods ended March 31, 2019 and 41.6% for the same period in 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.0% to $7.7 million for the three-month period ended March 31, 2019, compared to $7.9 million for the same period in 2018, primarily due to a reduction in legal and accounting costs of $488,000 mainly associated with the Recapitalization, the Tax Cut and Jobs Act and adoption of the new revenue standard in 2018, reduced bad debt expense of $150,000 and decreased contracted services of $103,000. These were partially offset by increased software and platform hosting expenses of $305,000, higher salary and benefit costs of $211,000 and increased business insurance costs of $71,000. Selling, general and administrative expenses as a percentage of revenue were 24.5% in the three-month periods ended March 31, 2019 and 25.4% for the same period in 2018.

Depreciation and amortization. Depreciation and amortization increased 10.3% to $1.4 million for the three-month period ended March 31, 2019, compared to $1.3 million for the same period in 2018 mainly due to increased amortization from additional computer software investments partially offset by an intangible asset that has been fully amortized. Depreciation and amortization expenses as a percentage of revenue was 4.5% for the three-month period ended March 31, 2019, and 4.1% for the same period in 2018.

Other income (expense). Other income (expense) decreased to other expense of $844,000 for the three-month period ended March 31, 2019, compared to other income of $9,000 for the same period in 2018, primarily due to increased interest expense and foreign exchange rate changes. Interest expense increased to $570,000 in 2019 from $8,000 for the same period in 2018 due to interest related to the new term loan originated in April 2018. Other expense increased to $280,000 in 2019 compared to $28,000 for the same period of 2018 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $1.7 million (16.9% effective tax rate) for the three-month period ended March 31, 2019, compared to $1.7 million (18.5% effective tax rate) for the same period in 2018. The effective tax rate for the three-month period ended March 31, 2019, was lower mainly due to an insurance reimbursement of Recapitalization expenses creating a tax benefit of $26,000 in 2019 compared to additional tax of expense of $67,000 from the non-deductible Recapitalization expenses in 2018. In addition, the Company had increased tax benefits of $87,000 from the exercise of options and dividends paid to non-vested shareholders.

Liquidity and Capital Resources

The Company believes that its existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet its projected capital and debt maturity needs and dividend policy for the foreseeable future.

As of March 31, 2019, our principal sources of liquidity included $2.6 million of cash and cash equivalents, up to $13.2 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $1.6 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing the Company’s Common Stock.

Working Capital

The Company had a working capital deficit of $16.4 million and $18.7 million on March 31, 2019 and December 31, 2018, respectively.

The change was primarily due to a decrease in dividends payable of $12.4 million, a decrease in accrued wages, bonus and profit sharing of $1.8 million, an increase in trade accounts receivable of $4.0 million and an increase in prepaid expenses of $681,000. These were partially offset by a decrease in cash and cash equivalents of $10.4 million, a $2.0 million increase in deferred revenue, an increase in borrowings on the line of credit of $1.8 million due to the special dividends paid in 2018, an increase in income taxes payable of $1.1 million, an increase in accounts payable of $917,000 (due to timing of payments) and an increase in other current liabilities of $724,000 (mainly due to the adoption of the new leases standard). Dividends payable decreased due to a special dividend, in addition to a quarterly dividend declaration, that was declared in 2018 and paid in January 2019. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Prepaid expenses and accounts payable changed due to the timing of payment for services and supplies. Accrued wages, bonus and profit sharing decreased due to the payment of 2018 annual bonuses in the three-month period ended March 31, 2019. Income taxes payable changed due to the timing of income tax payments. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of March 31, 2019 and December 31, 2018, was $18.2 million and $16.2 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. The Company typically invoices clients for services before they have been completed. Billed amounts are recorded as deferred revenue on the Company’s consolidated financial statements and are recognized as income when earned. In addition, when work is performed in advance of billing, the Company records this work as contract assets or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Provided by operating activities	$7,300	$8,228
Used in investing activities	(1,134)	(1,298)
Used in financing activities	(16,820)	(5,851)
Effect of exchange rate change on cash	304	(334)
Net change in cash and cash equivalents	(10,350)	745
Cash and cash equivalents at end of period	$2,641	$35,478

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $7.3 million for the three-month period ended March 31, 2019, which included net income of $8.2 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, totaling $1.7 million. Net changes in assets and liabilities decreased cash flows from operating activities by $2.6 million, primarily due to increases in trade accounts receivable and prepaid and other current assets, and decreases in accrued expense, wages, bonus and profit sharing, partially offset by increases in accounts payable, deferred revenue and income taxes payable and receivable which fluctuate with the timing of income tax payments.

Net cash provided by operating activities was $8.2 million for the three-month period ended March 31, 2018, which included net income of $7.3 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, totaling $2.1 million. Net changes in assets and liabilities decreased cash flows from operating activities by $1.2 million, primarily due to decreases accrued wages, bonus and profit sharing and increases in deferred contract costs partially offset by income taxes receivable and payable which fluctuate with the timing of income tax payments.

Cash Flows from Investing Activities

Net cash of $1.1 million and $1.3 million was used for investing activities in the three months ended March 31, 2019 and 2018, respectively. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $16.8 million in the three months ended March 31, 2019. Cash was used to repay borrowings on the line of credit of $6.8 million, repay borrowings under the note payable totaling $918,000, and for finance lease obligations of $57,000. Cash was also used to pay $17.1 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $483,000. Cash was provided from proceeds of the line of credit of $8.5 million.

Net cash used in financing activities was $5.9 million in the three months ended March 31, 2018. Cash was used to repay borrowings under the term note totaling $1.1 million and for finance lease obligations of $28,000. Cash was also used to pay $4.2 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $535,000.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $304,000 in the three months ended March 31, 2019 and decreased it by $334,000 in the three months ended March 31, 2018.

Capital Expenditures

Cash paid for capital expenditures was $1.1 million for the three months ended March 31, 2019. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) provides for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (4.73% at March 31, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. At March 31, 2019, the Line of Credit had an outstanding balance of $1.8 million. The weighted average borrowings on the Line of Credit for three-month period ended March 31, 2019 was $5.7 million. The weighted average interest on borrowings on the Line of Credit for the three-month period ended March 31, 2019 was 4.75%. The Company is also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of March 31, 2019, the Company was in compliance with its financial covenants.

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

The Company has finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of March 31, 2019 was $848,000.

Shareholders’ equity increased $3.7 million to $22.7 million at March 31, 2019, from $19.1 million at December 31, 2018. The increase was mainly due to net income of $8.2 million, share-based compensation of $302,000 and changes in the cumulative translation adjustment of $365,000. This was partially offset by dividends declared of $4.7 million, share repurchases exceeding the cost of stock options exercised of $483,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of March 31, 2019:

Contractual Obligations(1)	Total Payments	Remainder of 2019	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases(3)	$2,431	$601	$1,040	$470	$320
Finance leases	924	200	471	253	--
Uncertain tax positions(2)	--	--	--	--	--
Line of credit	1,750	1,750
Long term debt	43,005	4,167	12,379	26,459	--
Total	$48,110	$6,718	$13,890	$27,182	$320

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $579,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

(3)	Excludes variable costs such as taxes, insurance, and maintenance which vary from year to year.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of March 31, 2019, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Critical Accounting Estimates

There have been no changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on the Company’s Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding the Company’s market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

On January 1, 2019, we adopted the new leases standard, Topic 842 (see Note 1 to the Condensed Consolidated Financial Statements). We implemented internal controls to ensure we adequately evaluated our vendor contracts and properly assessed the impact of the new accounting standard on our financial statements. We also implemented changes to our business processes related to lease arrangements and the control activities within them. The changes included training within business operations management, ongoing vendor contract review and monitoring, and gathering of information for disclosures.

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 and subsequently amended in May 2013, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended March 31, 2019. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: May 8, 2019	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)