Form 10-Q
period 2019-06-30
NATIONAL RESEARCH CORP
filed 2019-08-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Common Stock, $.001 par value, outstanding as of July 26, 2019: 24,879,414

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2019

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,020	$12,991
Trade accounts receivable, less allowance for doubtful accounts of $124 and $175, respectively	15,087	11,922
Prepaid expenses	2,696	2,925
Income taxes receivable	637	348
Other current assets	448	224
Total current assets	22,888	28,410

Net property and equipment	13,872	14,153
Intangible assets, net	1,915	2,102
Goodwill	57,922	57,831
Deferred contract costs, net	3,743	3,484
Operating lease right-of-use assets	1,985	--
Other assets	1,950	2,052
Total assets	$104,275	$108,032
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,890	$3,667
Line of credit	1,000	--
Accounts payable	1,186	613
Accrued wages, bonus and profit sharing	5,535	5,798
Accrued expenses	2,813	2,834
Income taxes payable	43	636
Dividends payable	4,727	17,113
Deferred revenue	16,988	16,244
Other current liabilities	894	204
Total current liabilities	37,076	47,109

Notes payable, net of current portion	32,139	34,176
Deferred income taxes	6,768	6,276
Other long term liabilities	2,325	1,388
Total liabilities	78,308	88,949

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,027,919 in 2019 and 29,917,667 in 2018, outstanding 24,879,414 in 2019 and 24,800,796 in 2018	30	30
Additional paid-in capital	158,691	157,312
Retained earnings (accumulated deficit)	(100,201)	(106,339)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,296)	(2,916)
Treasury stock, at cost; 5,148,505 Common shares in 2019 and 5,116,871 shares in 2018	(30,257)	(29,004)
Total shareholders’ equity	25,967	19,083
Total liabilities and shareholders’ equity	$104,275	$108,032

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$31,414	$28,017	$62,894	$59,034

Operating expenses:
Direct	11,506	10,996	23,160	23,904
Selling, general and administrative	8,319	7,940	16,026	15,808
Depreciation and amortization	1,440	1,325	2,855	2,608
Total operating expenses	21,265	20,261	42,041	42,320

Operating income	10,149	7,756	20,853	16,714

Other income (expense):
Interest income	8	9	14	54
Interest expense	(533)	(439)	(1,103)	(447)
Other, net	(139)	493	(419)	464

Total other income (expense)	(664)	63	(1,508)	71

Income before income taxes	9,485	7,819	19,345	16,785

Provision (benefit) for income taxes	2,092	(129)	3,756	1,531

Net income	$7,393	$7,948	$15,589	$15,254

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Common (formerly Class A)	$0.30	$0.29	$0.63	$0.47
Class B	$--	$0.27	$--	$1.31
Diluted Earnings Per Share:
Common (formerly Class A)	$0.29	$0.28	$0.61	$0.45
Class B	$--	$0.26	$--	$1.27

Weighted average shares and share equivalents outstanding:
Common (formerly Class A) – basic	24,789	23,957	24,777	22,429
Class B – basic	--	3,527	--	3,527
Common (formerly Class A) – diluted	25,586	24,846	25,549	23,350
Class B – diluted	--	3,620	--	3,628

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$7,393	$7,948	$15,589	$15,254
Other comprehensive income:
Foreign currency translation adjustment	255	(284)	620	(698)
Other comprehensive income	$255	$(284)	$620	$(698)

Comprehensive Income	$7,648	$7,664	$16,209	$14,556

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2018	$30	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 28,657 shares treasury stock	--	--	--	--	(1,116)	(1,116)
Issuance of 86,247 common shares for the exercise of stock options	--	633	--	--	--	633
Issuance of 6,005 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	302	--	--	--	302
Dividends declared of $0.19 per common share	--	--	(4,724)	--	--	(4,724)
Other comprehensive income, foreign currency translation adjustment	--	--	--	365	--	365
Net income	--	--	8,196	--	--	8,196
Balances at March 31, 2019	$30	$158,247	$(102,867)	$(2,551)	$(30,120)	$22,739
Purchase of 2,977 shares treasury stock	--	--	--	--	(137)	(137)
Issuance of 18,000 common shares for the exercise of stock options	--	137	--	--	--	137
Non-cash stock compensation expense	--	307	--	--	--	307
Dividends declared of $0.19 per common share	--	--	(4,727)	--	--	(4,727)
Other comprehensive income, foreign currency translation adjustment	--	--	--	255	--	255
Net income	--	--	7,393	--	--	7,393
Balances at June 30, 2019	$30	$158,691	$(100,201)	$(2,296)	$(30,257)	$25,967

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 30,180 shares of class A and 3,677 shares of class B treasury stock	--	--	--	--	--	(1,272)	(1,272)
Issuance of 74,769 class A and 9,296 class B common shares for the exercise of stock options	--	--	737	--	--	--	737
Issuance of 6,793 class A restricted common shares	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	454	--	--	--	454
Dividends declared of $0.10 per class A and $0.60 per class B common share	--	--	--	(4,223)	--	--	(4,223)
Cumulative effect adjustment for adoption of ASC 606, net of income tax	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(414)	--	(414)
Net income	--	--	--	7,306	--	--	7,306
Balances at March 31, 2018	$26	$4	$52,216	$83,392	$(2,049)	$(38,225)	$95,364
Purchase of 126,617 shares of class A treasury stock	--	--	--	--	--	(4,358)	(4,358)
Issuance of 270,189 class A common shares for the exercise of stock options	--	--	4,182	--	--	--	4,182
Forfeitures of (10,289) class A restricted common shares	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	541	--	--	--	541
Settlement of class B restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	--	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of 4,328,552 class B common shares in connection with Recapitalization	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $0.17 per class A common share	--	--	--	(4,206)	--	--	(4,206)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(284)	--	(284)
Net income	--	--	--	7,948	--	--	7,948
Balances at June 30, 2018	$30	$--	$155,614	$(99,810)	$(2,333)	$(26,684)	$26,817

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,589	$15,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,855	2,608
Deferred income taxes	472	996
Reserve for uncertain tax positions	(251)	92
Non-cash share-based compensation expense	609	995
Loss on disposal of property and equipment	40	2
Net changes in assets and liabilities:
Trade accounts receivable	(3,088)	3,955
Prepaid expenses and other current assets	118	(2,393)
Deferred contract costs, net	(259)	2
Operating lease assets and liabilities, net	(4)	--
Accounts payable	432	481
Accrued expenses, wages, bonuses and profit sharing	(222)	(2,371)
Income taxes receivable and payable	(881)	(1,235)
Deferred revenue	696	5
Net cash provided by operating activities	16,106	18,391

Cash flows from investing activities:
Purchases of property and equipment	(2,280)	(2,773)
Net cash used in investing activities	(2,280)	(2,773)

Cash flows from financing activities:
Payments related to Recapitalization	--	(72,370)
Proceeds from issuance of note payable	--	40,000
Borrowings on line of credit	16,500	1,000
Payments on line of credit	(15,500)	(1,000)
Payment of debt issuance costs	--	(187)
Payments on notes payable	(1,837)	(1,286)
Payments on finance lease obligations	(161)	(58)
Payment of employee payroll tax withholdings on share-based awards exercised	(483)	(712)
Payment of dividends on common stock	(21,837)	(8,445)
Net cash used in financing activities	(23,318)	(43,058)

Effect of exchange rate changes on cash	521	(595)
Change in cash and cash equivalents	(8,971)	(28,035)
Cash and cash equivalents at beginning of period	12,991	34,733
Cash and cash equivalents at end of period	$4,020	$6,698

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$1,066	$256
Income taxes	$4,404	$1,703
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$--	$121,371
Finance lease obligations originated for property and equipment	$167	$210
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$770	$4,919

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. The Company defers commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration the Company expects to receive less than the expected future costs directly related to providing those services.  The Company deferred incremental costs of obtaining a contract of $741,000 and $445,000 in the three-month periods ended June 30, 2019 and 2018, respectively. The Company deferred incremental costs of obtaining a contract of $1.6 million and $1.3 million in the six-month periods ended June 30, 2019 and 2018, respectively. Total amortization by expense classification for the three and six month-periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	(In thousands)
Direct Expenses	$13	$29	$19	$59
Selling, general and administrative expenses	628	610	1,309	1,195
Total	$641	$639	$1,328	$1,254

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $1,000 and $7,000 for the three months ended June 30, 2019 and 2018, respectively and $21,000 and $19,000 in the six months ended June 30, 2019 and 2018, respectively. The Company has elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less.

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

The following details the Company’s financial assets within the fair value hierarchy at June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2019
Money Market Funds	$2,854	$--	$--	$2,854
Total Cash Equivalents	$2,854	$--	$--	$2,854

As of December 31, 2018
Money Market Funds	$1,848	$--	$--	$1,848
Total Cash Equivalents	$1,848	$--	$--	$1,848

There were no transfers between levels during the three and six-month periods ended June 30, 2019.

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

	June 30, 2019	December 31, 2018
	(In thousands)
Total carrying amount of long-term debt	$36,159	$37,966
Estimated fair value of long-term debt	$37,157	$38,257

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2019 and December 31, 2018, there was no indication of impairment related to these assets.

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

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue based on timing of revenue recognition (In thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Subscription services recognized ratably over time	$27,918	$25,653	$55,831	$51,419
Services recognized at a point in time	1,625	244	2,625	2,116
Fixed, non-subscription recognized over time	506	400	1,040	1,587
Unit price services recognized over time	1,365	1,720	3,398	3,912
Total revenue	31,414	28,017	62,894	59,034

The Company’s solutions within the digital VoC platform accounted for 62.1% and 50.4% of total revenue, in the three-month periods ending June 30, 2019 and 2018, respectively, and 60.0% and 47.4% of total revenue in the six-month periods ending June 30, 2019 and 2018, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
	(In thousands)
Accounts receivables	$15,087	$11,922
Contract assets included in other current assets	$230	$53
Deferred Revenue	$(16,988)	$(16,244)

Significant changes in contract assets and contract liabilities during the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(12,226)	$-	$(13,625)
Increases due to invoicing of client, net of amounts recognized as revenue	-	12,751	-	13,796
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(46)	-	(58)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		219		(153)
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	223	-	56	-

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2019 approximated $513,000, of which $303,000, $180,000 and $30,000 will be recognized during the remainder of 2019, 2020 and 2021, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2019 increased to 22.1% compared to (1.7)% for the same period in 2018 due to income tax benefits from the Recapitalization as a result of accelerated vesting of restricted stock and settlement of stock options of $1.1 million, as well as additional tax benefits from the exercise of options and dividends paid to non-vested shareholders of $800,000 in 2018. The effective tax rate for the six-month period ended June 30, 2019 increased to 19.4% compared to 9.1% for the same period in 2018. The effective tax rate was higher mainly due to income tax benefits from the Recapitalization as a result of accelerated vesting of restricted stock and settlement of stock options of $1.1 million, as well as additional tax benefits from the exercise of options and dividends paid to non-vested shareholders of $700,000 in 2018. This was partially offset by less non-deductible expenses of $154,000 primarily related to the Recapitalization.

(5)	NOTES PAYABLE

The Company’s long-term debt consists of the following (In thousands):

	June 30, 2019	December 31, 2018
Term Loans	$36,159	$37,996
Less: current portion	(3,890)	(3,667)
Less: unamortized debt issuance costs	(130)	(153)
Notes payable, net of current portion	$32,139	$34,176

The Company’s credit agreement (the “Credit Agreement”) with First National Bank of Omaha, includes (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit is used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (4.68% at June 30, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of June 30, 2019, borrowings outstanding under the Line of Credit were $1.0 million and the Company had the availability to borrow an additional $14.0 million. There were no borrowings outstanding under the Line of Credit at December 31, 2018. The weighted average interest rate on borrowings on the Line of Credit for the three and six-month periods ended June 30, 2019 was 4.74% and 4.75%, respectively. There have been no borrowings on the Delayed Draw Term Loan since origination.

The Credit Agreement is collateralized by substantially all of the Company’s assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x or less. As of June 30, 2019, the Company was in compliance with its financial covenants.

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

The Company granted options to purchase 100,615 and 116,276 shares of the Company’s Common Stock during the six-month periods ended June 30, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018
Expected dividend yield at date of grant	2.60%	2.59%
Expected stock price volatility	34.01%	32.47%
Risk-free interest rate	2.38%	2.51%
Expected life of options (in years)	7.5	7.3

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six-month period ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	1,373,209	$15.99
Granted	100,615	$41.64
Exercised	(104,247)	$7.39		$3,408
Forfeited	--	$--
Outstanding at June 30, 2019	1,369,577	$18.53	5.12	$53,501
Exercisable at June 30, 2019	931,192	$15.49	3.95	$39,208

As of June 30, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.0 million which was expected to be recognized over a weighted average period of 3.10 years.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2019:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	78,171	$15.61
Granted	6,005	38.30
Vested	--	--
Forfeited	--	$--
Outstanding at June 30, 2019	84,176	$17.23

As of June 30, 2019, the total unrecognized compensation cost related to non-vested stock awards was approximately $556,000 and is expected to be recognized over a weighted average period of 3.11 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the Company’s carrying amount of goodwill for the three-month period ended June 30, 2019 (In thousands):

Balance as of December 31, 2018	$57,831
Foreign currency translation	91
Balance as of June 30, 2019	$57,922

Intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,336	9,327
Technology	1,360	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	13,459	13,450
Accumulated amortization	(11,544)	(11,348)
Other intangible assets, net	$1,915	$2,102

(8)	PROPERTY AND EQUIPMENT

	June 30, 2019	December 31, 2018
	(In thousands)
Property and equipment	$47,086	$44,730
Accumulated depreciation	(33,214)	(30,577)
Property and equipment, net	$13,872	$14,153

(9)	EARNINGS PER SHARE

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

The Company had 83,225 and 84,963 options of Common Stock (former class A shares) for the three-month periods ended June 30, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$7,393	$7,000	$948
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(25)	(23)	(4)
Net income attributable to common shareholders	$7,368	$6,977	$944
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,789	23,957	3,527
Net income per share – basic	$0.30	$0.29	$0.27
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$7,368	$6,977	$944
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,789	23,957	3,527
Weighted average effect of dilutive securities – stock options	797	889	93
Denominator for diluted earnings per share – adjusted weighted average shares	25,586	24,846	3,620
Net income per share – diluted	$0.29	$0.28	$0.26

The Company had 143,247 and 78,945 options of Common Stock (former class A shares) for the six-month periods ended June 30, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$15,589	$10,630	$4,624
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(53)	(38)	(18)
Net income attributable to common shareholders	$15,536	$10,592	$4,606
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,777	22,429	3,527
Net income per share – basic	$0.63	$0.47	$1.31
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$15,536	$10,592	$4,606
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,777	22,429	3,527
Weighted average effect of dilutive securities – stock options	772	921	101
Denominator for diluted earnings per share – adjusted weighted average shares	25,549	23,350	3,628
Net income per share – diluted	$0.61	$0.45	$1.27

(10)	LEASES

The Company leases printing equipment in the United States, and office space in Canada, California, Georgia, Washington, and Tennessee. The leases remaining terms as of June 30, 2019 range from less than one year to 6.2 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the three and six-month periods ended June 30, 2019 included:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In thousands)
Operating leases	$201	$405
Finance leases:
Asset amortization	63	124
Interest on lease liabilities	8	20
Variable lease cost	23	43
Short-term lease cost	11	19
Total net lease cost	$306	$611

Supplemental balance sheet information related to leases (in thousands):

	June 30, 2019	January 1, 2019
Operating leases:
Operating ROU assets	$1,985	$2,308	(1)

Current operating lease liabilities	663	699	(1)
Noncurrent operating lease liabilities	1,361	1,652	(1)
Total operating lease liabilities	$2,024	$2,351	(1)

(1) Represents the December 31, 2018 balance recorded at implementation of Topic 842

	June 30, 2019	December 31, 2018
Finance leases:
Furniture and equipment	$1,197	$1,062
Computer Equipment	512	487
Computer Software	224	224
Property and equipment under finance lease, gross	1,933	1,773
Less accumulated amortization	(959)	(839)
Property and equipment under finance lease, net	$974	$934

Current obligations of finance leases	$231	$204
Noncurrent obligations of finance leases	655	676
Total finance lease liabilities	$886	$880

Weighted average remaining lease term (in years):
Operating leases	4.51
Finance leases	3.97

Weighted average discount rate:
Operating leases	4.81%
Finance leases	4.76%

Supplemental cash flow and other information related to leases was as follows (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$404
Operating cash flows from finance leases	22
Financing cash flows from finance leases	161

ROU assets obtained in exchange for operating lease liabilities	16
ROU assets obtained in exchange for finance lease liabilities	167

Undiscounted payments under non-cancelable operating leases and finance leases at June 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder 2019	$136	$398
2020	255	598
2021	249	453
2022	200	226
2023	117	246
Thereafter	8	321
Total minimum lease payments	965	2,242
Less: Amount representing interest	(79)	(218)
Present value of minimum lease payments	886	2,024
Less: Current maturities	(231)	(663)
Lease obligations, net of current portion	$655	$1,361

Undiscounted payments under non-cancelable operating leases and finance leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019	$258	$882
2020	241	672
2021	214	564
2022	168	273
2023	85	262
Total minimum lease payments	966
Less: Amount representing interest	(86)
Present value of minimum lease payments	880
Less: Current maturities	(204)
Capital lease obligations, net of current portion	$676

(11)	RELATED PARTY

A director of the Company also serves as an officer of Ameritas Life Insurance Corp. (“Ameritas”). In connection with the Company’s regular assessment of its insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, the Company purchases dental and vision insurance for certain of its associates from Ameritas. The total value of these purchases was $67,000 and $53,000 in the three-month periods ended June 30, 2019 and 2018, respectively, and $127,000 and $94,000 in the six-month periods ended June 30, 2019 and 2018, respectively.

During 2017, the Company acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  The Company also has an agreement with PX which commenced in 2016 under which the Company acts as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement was $170,000 and $66,000 agreement in the three-month periods ended June 30, 2019 and 2018, respectively, and $323,000 and $109,000 in six-month periods ended June 30, 2019 and 2018, respectively.

(12)	SEGMENT INFORMATION

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

	June 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets:
United States	$78,793	$77,331
Canada	2,594	2,291
Total	$81,387	$79,622
Total assets:
United States	$88,831	$91,080
Canada	15,444	16,952
Total	$104,275	$108,032

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	36.6	39.3	36.8	40.5
Selling, general and administrative	26.5	28.3	25.5	26.8
Depreciation and amortization	4.6	4.7	4.5	4.4
Total operating expenses	67.7	72.3	66.8	71.7

Operating income	32.3%	27.7%	33.2%	28.3%

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Revenue. Revenue for the three-month period ended June 30, 2019, increased 12.1% to $31.4 million, compared to $28.0 million in the three-month period ended June 30, 2018. The increase was primarily due to new customer sales, increases in sales to the existing client base, as well as increased conference revenue due to timing of conferences held.

Direct expenses. Direct expenses increased 4.6% to $11.5 million for the three-month period ended June 30, 2019, compared to $11.0 million in the same period in 2018. This was due to an increase in fixed expenses of $593,000 partially offset by a decrease in variable expenses of $81,000. Variable expenses decreased due to less postage, printing and paper costs from changes in survey methodologies, partially offset by higher conference expenses due to timing of conferences. Fixed expenses increased primarily as a result of additional salary and benefit costs, partially offset by decreased contracted services in the customer service and information technology areas. Direct expenses decreased as a percentage of revenue to 36.6% in the three-month periods ended June 30, 2019 from 39.3% for the same period in 2018 as expenses increased by 4.6% while revenue for the same period increased by 12.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.8% to $8.3 million for the three-month period ended June 30, 2019, compared to $7.9 million for the same period in 2018, primarily due to increased software license fees and platform hosting expenses of $245,000, higher contracted services of $109,000, additional travel costs of $91,000, increased insurance costs of $71,000 and additional salary and benefit costs of $50,000. These were partially offset by a reduction in legal and accounting costs of $214,000 mainly associated with the Recapitalization, the Tax Cut and Jobs Act and adoption of ASC 606 in 2018. Selling, general and administrative expenses as a percentage of revenue decreased to 26.5% in the three-month periods ended June 30, 2019 from 28.3% for the same period in 2018 as expenses increased by 4.8% while revenue for the same period increased by 12.1%.

Depreciation and amortization. Depreciation and amortization increased 8.6% to $1.4 million for the three-month period ended June 30, 2019, compared to $1.3 million for the same period in 2018 mainly due to increased amortization from additional computer software investments, partially offset by an intangible asset that has been fully amortized. Depreciation and amortization expenses as a percentage of revenue was 4.6% for the three-month period ended June 30, 2019, and 4.7% for the same period in 2018.

Other income (expense). Other income (expense) decreased $727,000 to other expense of $664,000 for the three-month period ended June 30, 2019, compared to other income of $63,000 for the same period in 2018. Interest expense increased $94,000 primarily due to additional interest related to the new term loan originated in April 2018 and borrowings on the line of credit. Other expense, net increased $632,000 primarily due to revaluation of intercompany transactions for changes in the foreign exchange rate.

Provision (benefit) for income taxes. Provision (benefit) for income taxes was $2.1 million (22.1% effective tax rate) for the three-month period ended June 30, 2019, compared to $(129,000) (-1.7% effective tax rate benefit) for the same period in 2018. The effective tax rate for the three-month period ended June 30, 2019, was higher mainly due to income tax benefits from the Recapitalization due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, as well as additional tax benefits from the exercise of options and dividends paid to non-vested shareholders of $800,000 in 2018

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Revenue. Revenue for the six-month period ended June 30, 2019, increased 6.5% to $62.9 million, compared to $59.0 million in the six-month period ended June 30, 2018. The increase was due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses decreased 3.1% to $23.2 million for the six-month period ended June 30, 2019, compared to $23.9 million in the same period in 2018. This was due to a decrease in variable expenses of $1.6 million, partially offset by an increase in fixed expenses of $813,000. Variable expense decreased mainly due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas, partially offset by decreased contracted services. Direct expenses decreased as a percentage of revenue to 36.8% in the six-month period ended June 30, 2019, compared to 40.5% during the same period of 2018, as expenses decreased by 3.1% while revenue for the same period increased by 6.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.4% to $16.0 million for the six-month period ended June 30, 2019, compared to $15.8 million for the same period in 2018, primarily due increased software license fees and platform hosting expenses of $551,000, higher salary and benefit costs of $262,000, additional travel costs of $152,000 and increased insurance costs of $143,000. These were partially offset by a reduction in legal and accounting costs of $702,000 mainly associated with the Recapitalization, the Tax Cut and Jobs Act and adoption of ASC 606 in 2018, lower bad debt expense of $150,000, and lower company incentive event costs of $41,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.5% for the six-month period ended June 30, 2019, from 26.8% for the same period in 2018 as expenses increased by 1.4% while revenue for the same period increased by 6.5%.

Depreciation and amortization. Depreciation and amortization expenses increased 9.5% to $2.9 million for the six-month period ended June 30, 2019, compared to $2.6 million for the same period in 2018, due to increased amortization from additional computer software investments, partially offset by an intangible asset that has been fully amortized. Depreciation and amortization expenses as a percentage of revenue was 4.5% for the six-month period ended June 30, 2019 and 4.4% for the same period in 2018.

Other income (expense). Other income (expense) decreased $1.6 million to other expense of $1.5 million for the six-month period ended June 30, 2019, compared to $71,000 of other income for the same period in 2018. Interest expense increased $656,000 due to additional interest related to the term loan originated in April 2018 and borrowings on the line of credit. Other expense, net increased $883,000 primarily due to revaluation of intercompany transactions for changes in the foreign exchange rates

Provision for income taxes. Provision for income taxes was $3.8 million (19.4% effective tax rate) for the six-month period ended June 30, 2019, compared to $1.5 million (9.1% effective tax rate) for the same period in 2018. The effective tax rate for the six-month period ended June 30, 2019, was higher mainly due to income tax benefits from the Recapitalization due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, as well as additional tax benefits from the exercise of options and dividends paid to non-vested shareholders of $700,000 in 2018. This was partially offset by less non-deductible expenses of $154,000 primarily related to the Recapitalization.

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

As of June 30, 2019, our principal sources of liquidity included $4.0 million of cash and cash equivalents, up to $14.0 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $3.0 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing the Company’s Common Stock.

Working Capital

The Company had a working capital deficit of $14.2 million and $18.7 million on June 30, 2019 and December 31, 2018, respectively.

The change was primarily due to a decrease in dividends payable of $12.4 million, an increase in trade accounts receivable of $3.2 million, an increase in income taxes receivable of $584,000 and a decrease in accrued wages, bonus and profit sharing of $263,000 million. These were partially offset by a decrease in cash and cash equivalents of $9.0 million, $744,000 increase in deferred revenue, an increase in borrowings on the line of credit of $1.0 million due to the special dividends paid in 2019, an increase in accounts payable of $573,000 and an increase in the current portion of operating lease liability included in other current liabilities of $663,000 (mainly due to the adoption of the New Leases Standard). Dividends payable decreased due to a special dividend, in addition to a quarterly dividend declaration, that was declared in 2018 and paid in January 2019. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Accounts payable changed due to the timing of payment for services and supplies. Accrued wages, bonus and profit sharing decreased due to the payment of 2018 annual bonuses in the three-month period ended March 31, 2019. Income taxes receivable changed due to the timing of income tax payments. The Company’s working capital is significantly impacted by its large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of June 30, 2019 and December 31, 2018, were $17.0 million and $16.2 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Provided by operating activities	$16,106	$18,391
Used in investing activities	(2,280)	(2,773)
Used in financing activities	(23,318)	(43,058)
Effect of exchange rate change on cash	521	(595)
Net change in cash and cash equivalents	(8,971)	(28,035)
Cash and cash equivalents at end of period	$4,020	$6,698

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $16.1 million for the six-month period ended June 30, 2019, which included net income of $15.6 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, non-cash share-based compensation expense, and loss on disposal of property and equipment totaling $3.7 million. Net changes in assets and liabilities decreased cash flows from operating activities by $3.2 million, primarily due to increases in trade accounts receivable, deferred contract costs and decreases in accrued expense, wages, bonus and profit sharing, and income taxes payable and receivable which fluctuate with the timing of income tax payments, partially offset by decreases in prepaids and other current assets and increases in accounts payable and deferred revenue.

Net cash provided by operating activities was $18.4 million for the six months ended June 30, 2018, which included net income of $15.3 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, stock compensation and loss on disposal of property and equipment, totaling $4.7 million. Net changes in assets and liabilities decreased cash flows from operating activities by $1.6 million, primarily due to decreases in accrued wages, bonus and profit sharing, increases in prepaid expenses and other current assets and increases in income taxes receivable and payable which fluctuate with the timing of income tax payments partially offset by decreases in trade accounts receivable which fluctuate due to timing and frequency of billings on new and renewal contracts.

Cash Flows from Investing Activities

Net cash of $2.3 million and $2.8 million was used for investing activities in the six months ended June 30, 2019 and 2018, respectively. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations

Cash Flows from Financing Activities

Net cash used in financing activities was $23.3 million in the six months ended June 30, 2019. Cash was used to repay borrowings on the line of credit of $15.5 million, repay borrowings under the note payable totaling $1.8 million, and for finance lease obligations of $161,000. Cash was also used to pay $21.8 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $483,000. Cash was provided from proceeds of the line of credit of $16.5 million.

Net cash used in financing activities was $43.1 million in the six months ended June 30, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2), to repay borrowings under the term notes totaling $1.3 million, to repay borrowings on the line of credit of $1.0 million, to pay loan origination fees on the Credit Agreement of $187,000 and for capital lease obligations of $58,000. Cash was also used to pay $8.4 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $712,000. Cash was provided from proceeds of the new term loan of $40,000,000 and the line of credit for $1,000,000.

The effect of changes in foreign exchange rates increased (decreased) cash and cash equivalents by $521,000 in the six months ended June 30, 2019 and $(595,000) in the six months ended June 30, 2018.

Capital Expenditures

Cash paid for capital expenditures was $2.3 million for the six months ended June 30, 2019. These expenditures consisted mainly of computer software classified in property and equipment. The Company expects similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

The Company’s credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) provides for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing of the Company’s Common Stock and the Line of Credit is used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (4.68% at June 30, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. At June 30, 2019, the Line of Credit had an outstanding balance of $1.0 million. The weighted average borrowings on the Line of Credit for six-month period ended June 30, 2019 was $5.2 million. The weighted average interest on borrowings on the Line of Credit for the six-month period ended June 30, 2019 was 4.75%. The Company is also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of the Company’s Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The Company is also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of June 30, 2019, the Company was in compliance with its financial covenants.

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

The Company has finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of June 30, 2019 was $886,000.

Shareholders’ equity increased $6.9 million to $26.0 million at June 30, 2019, from $19.1 million at December 31, 2018. The increase was mainly due to net income of $15.6 million, share-based compensation of $609,000 and changes in the cumulative translation adjustment of $620,000. This was partially offset by dividends declared of $9.5 million, and share repurchases exceeding the cost of stock options exercised of $483,000.

Contractual Obligations

The Company had contractual obligations to make payments in the following amounts in the future as of June 30, 2019:

Contractual Obligations(1)	Total Payments	Remainder of 2019	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases(3)	$2,242	$398	$1,051	$472	$321
Finance leases	965	136	504	317	8
Uncertain tax positions(2)	--	--	--	--	--
Line of credit	1,000	1,000
Long term debt	41,616	2,778	12,379	26,459	--
Total	$45,823	$4,312	$13,934	$27,248	$329

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $309,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

(3)	Excludes variable costs such as taxes, insurance, and maintenance which vary from year to year.

Stock Repurchase Program

The Board of Directors of the Company authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of June 30, 2019, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2006 and subsequently amended in May 2013, the Board of Directors of the Company authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended June 30, 2019. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

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

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: August 8, 2019	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)