Form 10-Q
period 2019-09-30
NATIONAL RESEARCH CORP
filed 2019-11-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Common Stock, $.001 par value, outstanding as of October 25, 2019: 24,920,050

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2019

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements relating to the future impact of recent accounting pronouncements, future customer needs and service models, the future sufficiency of our liquidity, future interest rates on our debt, the expected time period for recognition of equity based compensation cost, and future capital expenditure purchases, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, some of which cannot be predicted or quantified, which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts and retention of key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we could be subject to security breaches or computer viruses; and

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as such section may be updated or supplemented by Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this Report).

Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by the federal securities laws.

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,358	$12,991
Trade accounts receivable, less allowance for doubtful accounts of $138 and $175, respectively	15,308	11,922
Prepaid expenses	2,000	2,925
Income taxes receivable	556	348
Other current assets	348	224
Total current assets	26,570	28,410

Net property and equipment	13,696	14,153
Intangible assets, net	1,822	2,102
Goodwill	57,896	57,831
Deferred contract costs, net	3,993	3,484
Operating lease right-of-use assets	1,805	--
Other assets	1,867	2,052
Total assets	$107,649	$108,032
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,133	$3,667
Accounts payable	777	613
Accrued wages, bonus and profit sharing	5,192	5,798
Accrued expenses	3,504	2,834
Income taxes payable	14	636
Dividends payable	4,735	17,113
Deferred revenue	19,133	16,244
Other current liabilities	824	204

Total current liabilities	38,312	47,109

Notes payable, net of current portion	30,977	34,176
Deferred income taxes	7,210	6,276
Other long-term liabilities	2,175	1,388
Total liabilities	78,674	88,949

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,100,762 in 2019 and 29,917,667 in 2018, outstanding 24,920,050 in 2019 and 24,800,796 in 2018	30	30
Additional paid-in capital	160,524	157,312
Retained earnings (accumulated deficit)	(96,817)	(106,339)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,442)	(2,916)
Treasury stock, at cost; 5,180,712 Common shares in 2019 and 5,116,871 shares in 2018	(32,320)	(29,004)
Total shareholders’ equity	28,975	19,083
Total liabilities and shareholders’ equity	$107,649	$108,032

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$32,465	$30,013	$95,359	$89,047

Operating expenses:
Direct, exclusive of depreciation and amortization	12,109	11,780	35,269	35,685
Selling, general and administrative, exclusive of depreciation and amortization	8,706	7,679	24,732	23,486
Depreciation and amortization	1,430	1,388	4,285	3,996
Total operating expenses	22,245	20,847	64,286	63,167

Operating income	10,220	9,166	31,073	25,880

Other income (expense):
Interest income	10	3	24	57
Interest expense	(510)	(544)	(1,613)	(990)
Other, net	89	(242)	(330)	222

Total other (expense) income	(411)	(783)	(1,919)	(711)

Income before income taxes	9,809	8,383	29,154	25,169

Provision for income taxes	1,690	1,391	5,446	2,923

Net income	$8,119	$6,992	$23,708	$22,246

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Common (formerly Class A)	$0.33	$0.28	$0.95	$0.76
Class B	$--	$--	$--	$1.31
Diluted Earnings Per Share:
Common (formerly Class A)	$0.31	$0.27	$0.92	$0.73
Class B	$--	$--	$--	$1.27

Weighted average shares and share equivalents outstanding:
Common (formerly Class A) – basic	24,827	24,671	24,794	23,184
Class B – basic	--	--	--	3,527
Common (formerly Class A) – diluted	25,741	25,526	25,624	24,083
Class B – diluted	--	--	--	3,628

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$8,119	$6,992	$23,708	$22,246
Other comprehensive income:
Foreign currency translation adjustment	(146)	280	474	(418)
Other comprehensive income	$(146)	$280	$474	$(418)

Comprehensive Income	$7,973	$7,272	$24,182	$21,828

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2018	$30	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 28,657 shares treasury stock	--	--	--	--	(1,116)	(1,116)
Issuance of 86,247 common shares for the exercise of stock options	--	633	--	--	--	633
Issuance of 6,005 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	302	--	--	--	302
Dividends declared of $0.19 per common share	--	--	(4,724)	--	--	(4,724)
Other comprehensive income, foreign currency translation adjustment	--	--	--	365	--	365
Net income	--	--	8,196	--	--	8,196
Balances at March 31, 2019	$30	$158,247	$(102,867)	$(2,551)	$(30,120)	$22,739
Purchase of 2,977 shares treasury stock	--	--	--	--	(137)	(137)
Issuance of 18,000 common shares for the exercise of stock options	--	137	--	--	--	137
Non-cash stock compensation expense	--	307	--	--	--	307
Dividends declared of $0.19 per common share	--	--	(4,727)	--	--	(4,727)
Other comprehensive income, foreign currency translation adjustment	--	--	--	255	--	255
Net income	--	--	7,393	--	--	7,393
Balances at June 30, 2019	$30	$158,691	$(100,201)	$(2,296)	$(30,257)	$25,967
Purchase of 32,207 shares treasury stock	--	--	--	--	(2,063)	(2,063)
Issuance of 72,843 common shares for the exercise of stock options	--	1,525	--	--	--	1,525
Non-cash stock compensation expense	--	308	--	--	--	308
Dividends declared of $0.19 per common share	--	--	(4,735)	--	--	(4,735)
Other comprehensive income, foreign currency translation adjustment	--	--	--	(146)	--	(146)
Net income	--	--	8,119	--	--	8,119
Balances at September 30, 2019	$30	$160,524	$(96,817)	$(2,442)	$(32,320)	$28,975

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at June 30, 2018	$30	$--	$155,614	$(99,810)	$(2,333)	$(26,684)	$26,817
Purchase of 12,771 shares of class A shares of treasury stock	--	--	--	--	--	(511)	(511)
Issuance of 36,000 class A common shares for the exercise of stock options	--	--	510	--	--	--	510
Non-cash stock compensation expense	--	--	260	--	--	--	260
Dividends declared of $0.17 per class A common share	--	--	--	(4,209)	--	--	(4,209)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	280	--	280
Net income	--	--	--	6,992	--	--	6,992
Balances at September 30, 2018	$30	$--	$156,384	$(97,027)	$(2,053)	$(27,195)	$30,139

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,708	$22,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,285	3,996
Deferred income taxes	919	1,775
Reserve for uncertain tax positions	(262)	(297)
Non-cash share-based compensation expense	917	1,255
Loss on disposal of property and equipment	40	212
Net changes in assets and liabilities:
Trade accounts receivable	(3,343)	(1,842)
Prepaid expenses and other current assets	978	(1,632)
Deferred contract costs, net	(508)	1
Operating lease assets and liability, net	(10)	--
Accounts payable	69	147
Accrued expenses, wages, bonuses and profit sharing	138	(1,310)
Income taxes receivable and payable	(829)	(554)
Deferred revenue	2,872	1,939
Net cash provided by operating activities	28,974	25,936

Cash flows from investing activities:
Purchases of property and equipment	(3,429)	(4,858)
Net cash used in investing activities	(3,429)	(4,858)

Cash flows from financing activities:
Payments related to Recapitalization	--	(72,370)
Proceeds from issuance of note payable	--	40,000
Borrowings on line of credit	21,000	2,500
Payments on line of credit	(21,000)	(2,500)
Payment of debt issuance costs	--	(187)
Payments on notes payable	(2,767)	(2,170)
Payments on finance lease obligations	(223)	(104)
Payment of employee payroll tax withholdings on share-based awards exercised	(1,021)	(712)
Payment of dividends on common stock	(26,564)	(12,650)
Net cash used in financing activities	(30,575)	(48,193)

Effect of exchange rate changes on cash	397	(345)
Change in cash and cash equivalents	(4,633)	(27,460)
Cash and cash equivalents at beginning of period	12,991	34,733
Cash and cash equivalents at end of period	$8,358	$7,273

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$1,558	$767
Income taxes	$5,607	$2,017
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$--	$121,371
Finance lease obligations originated for property and equipment	$206	$879
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$2,295	$5,429

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer ("VoC") platform, The Governance Institute, and legacy Experience solutions.

Our six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions, which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations.

Our condensed consolidated balance sheet at December 31, 2018 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.

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

Our Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income.

Revenue Recognition

We derive a majority of our revenues from our annually renewable subscription-based service agreements with our customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 3 for further information about our contracts with customers. We account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, we satisfy the performance obligations.

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

Our arrangements with customers consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

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

One-time services – These agreements typically require us to perform a specific one-time service in a particular month. We are entitled to a fixed payment upon completion of the service. Under these arrangements, we recognize revenue at the point in time we complete the service and it is accepted by the customer.

Fixed, non-subscription services – These arrangements typically require us to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch up adjustment which could impact the amount and timing of revenue for any period.

Unit-price services – These arrangements typically require us to perform certain services on a periodic basis as requested by the customer for a per-unit amount which is typically billed in the month following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount.

We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not invoiced to the clients. Unbilled receivables are classified as receivables when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We deferred incremental costs of obtaining a contract of $1.0 million and $616,000 in the three-month periods ended September 30, 2019 and 2018, respectively. We deferred incremental costs of obtaining a contract of $2.6 million and $1.8 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Total amortization by expense classification for the three and nine month-periods ended September 30, 2019 and 2018 was as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Direct expenses	$10	$13	$26	$73
Selling, general and administrative expenses	738	601	2,072	1,815
Total	$748	$614	$2,097	$1,888

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $1,000 and $12,000 for the three months ended September 30, 2019 and 2018, respectively and $22,000 and $31,000 in the nine months ended September 30, 2019 and 2018, respectively. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less.

Leases

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842” or the “New Leases Standard”) effective January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment recorded to retained earnings as of the effective date. As a result, the financial results for periods prior to 2019 have not been restated. We elected practical expedients related to existing leases at transition to not reassess whether contracts are or contain leases, to not reassess lease classification, initial direct costs, or lease terms. Additionally, we elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classifications. We have also made a policy election to not record short-term leases with a duration of 12 months or less on the balance sheet.

Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. We recorded $2.3 million of ROU assets and $2.4 million of lease liabilities related to operating leases at the date of transition. The ROU assets recorded were net of $43,000 of accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent. There was no significant impact to the unaudited condensed consolidated statements of income, comprehensive income, shareholders’ equity or cash flows. Accounting for finance leases is substantially unchanged.

We determine whether a lease is included in an agreement at inception. Operating lease ROU assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments during the lease term. ROU assets and lease liabilities are recorded at lease commencement based on the estimated present value of lease payments. Because the rate of interest implicit in each lease is not readily determinable, we use our estimated incremental collateralized borrowing rate at lease commencement, to calculate the present value of lease payments. When determining the appropriate incremental borrowing rate, we consider our available credit facilities, recently issued debt and public interest rate information.

Fair Value Measurements

Our valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities; (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for similar or identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; (3) Level 3 Inputs—unobservable inputs.

The following details our financial assets within the fair value hierarchy at September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2019
Money market funds	$2,605	$--	$--	$2,605
Total cash equivalents	$2,605	$--	$--	$2,605

As of December 31, 2018
Money market funds	$1,848	$--	$--	$1,848
Total cash equivalents	$1,848	$--	$--	$1,848

There were no transfers between levels during the three and nine-month periods ended September 30, 2019.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2019	December 31, 2018
	(In thousands)
Total carrying amount of long-term debt	$35,229	$37,966
Estimated fair value of long-term debt	$36,311	$38,257

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2019 and December 31, 2018, there was no indication of impairment related to these assets.

Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for years beginning after December 15, 2019 and interim periods within those fiscal years. We believe our adoption will not significantly impact our results of operations and financial position.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is to be applied either retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and impact that this guidance will have upon our results of operations and financial position and have not yet determined whether early adoption will be elected.

(2)	RECAPITALIZATION

On April 16, 2018, our shareholders approved, among other things, an amendment to our Amended and Restated Articles of Incorporation (the “Articles”) to effect a recapitalization (the “Recapitalization”) pursuant to which each share of our then-existing class B common stock was exchanged for one share of the our then-existing Class A common stock plus $19.59 in cash, without interest. On April 17, 2018, we filed an amendment to our Articles effecting the Recapitalization, followed by an amendment and restatement of our Articles, which resulted in the elimination of our class B common stock and the reclassification of our class A common stock as a share of Common Stock, par value $0.001 per share (“Common Stock”). We issued 3,617,615 shares of Common Stock and paid $72.4 million in exchange for all class B shares outstanding and to settle outstanding share-based awards for class B common stock.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue based on timing of revenue recognition (In thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Subscription services recognized ratably over time	$28,629	$26,328	$84,460	$77,746
Services recognized at a point in time	1,606	807	4,231	2,923
Fixed, non-subscription recognized over time	1,043	973	2,083	2,561
Unit price services recognized over time	1,187	1,905	4,585	5,817
Total revenue	32,465	30,013	95,359	89,047

Our solutions within the digital VoC platform accounted for 63.8% and 51.2% of total revenue, in the three-month periods ending September 30, 2019 and 2018, respectively, and 61.3% and 48.7% of total revenue in the nine-month periods ending September 30, 2019 and 2018, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
	(In thousands)
Accounts receivable	$15,308	$11,922
Contract assets included in other current assets	$133	$53
Deferred revenue	$(19,133)	$(16,244)

Significant changes in contract assets and contract liabilities during the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,214)	$-	$(15,377)
Increases due to invoicing of client, net of amounts recognized as revenue	-	17,829	-	17,522
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(51)	-	(71)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		274		(145)
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	131	-	65	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2019 approximated $1,252,000, of which $308,000, $889,000 and $55,000 will be recognized during the remainder of 2019, 2020 and 2021, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2019 increased to 17.2% compared to 16.6% for the same period in 2018 primarily due to a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 in 2018, additional withholding on unrepatriated Canadian earnings of $90,000 and higher projected state taxes. These were partially offset by increased tax benefits from the exercise of options and dividends paid to non-vested shareholders of $459,000. The effective tax rate for the nine-month period ended September 30, 2019 increased to 18.7% compared to 11.6% for the same period in 2018. The effective tax rate for the nine-month period ended September 30, 2019, was higher mainly due to income tax benefits from the Recapitalization due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 in 2018 and a $247,000 reduction in tax benefits from the exercise of options and dividends paid to non-vested shareholders compared to 2018. In addition, there was additional withholding on unrepatriated Canadian earnings of $90,000. This was partially offset by less non-deductible fees of $154,000 primarily related to the Recapitalization.

(5)	NOTES PAYABLE

Our long-term debt consists of the following (In thousands):

	September 30, 2019	December 31, 2018
Term Loans	$35,229	$37,996
Less: current portion	(4,133)	(3,667)
Less: unamortized debt issuance costs	(119)	(153)
Notes payable, net of current portion	$30,977	$34,176

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha, includes (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan”). The Term Loan was used to fund, in part, the cash payment to the holders of the class B common stock in connection with the Recapitalization and certain costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit is used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (4.33% at September 30, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of September 30, 2019, there were no borrowings outstanding under the Line of Credit and we had the availability to borrow $15.0 million. There were no borrowings outstanding under the Line of Credit at December 31, 2018. The weighted average interest rate on borrowings on the Line of Credit for the three and nine-month periods ended September 30, 2019 was 4.62% and 4.72%, respectively. There have been no borrowings on the Delayed Draw Term Loan since origination.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x. The special dividend paid on January 15, 2019, is excluded from the calculation of the fixed charge coverage ratio pursuant to a consent received from the lender. As of September 30, 2019, we were in compliance with these financial covenants.

(6)	SHARE-BASED COMPENSATION

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur. We completed a Recapitalization in April 2018 which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, we accelerated vesting of all outstanding class B share based awards, resulting in accelerated share-based compensation of $331,000 in the nine-month period ended September 30, 2018. All outstanding class B share-based awards were then settled for the same stock to cash proportion of the class B common stock, less the exercise price, if any, which approximated the awards’ intrinsic values.

The 2001 Equity Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of our former class A common stock and 300,000 shares of our former class B common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive Plan, at December 31, 2015, there were no shares of stock available for future grants.

The 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of the our Common Stock and, prior to the Recapitalization, 500,000 shares of our former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our non-employee directors. Beginning in 2018, on the date of each annual meeting of our shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally ten years following the date of grant, or three years in the case of termination of the outside director’s service.

The 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock and, prior to the Recapitalization, 300,000 shares of our former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant.

We granted options to purchase 100,615 and 116,276 shares of our Common Stock during the nine-month periods ended September 30, 2019 and 2018, respectively. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018
Expected dividend yield at date of grant	2.60%	2.59%
Expected stock price volatility	34.01%	32.47%
Risk-free interest rate	2.38%	2.51%
Expected life of options (in years)	7.5	7.3

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility was based on historical monthly price changes of our stock based on the expected life of the options at the date of grant. The expected life of options is the average number of years we estimate that options will be outstanding. We consider groups of associates that have similar historical exercise behavior separately for valuation purposes.

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine-month period ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	1,373,209	$15.99
Granted	100,615	$41.64
Exercised	(177,090)	$12.96		$6,548
Forfeited	--	$--
Outstanding at September 30, 2019	1,296,734	$18.39	4.81	$51,038
Exercisable at September 30, 2019	858,349	$15.02	3.52	$36,675

As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.7 million which was expected to be recognized over a weighted average period of 2.98 years.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2019:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	78,171	$15.61
Granted	6,005	38.30
Vested	--	--
Forfeited	--	$--
Outstanding at September 30, 2019	84,176	$17.23

As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock awards was approximately $484,000 and is expected to be recognized over a weighted average period of 3.03 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in our carrying amount of goodwill for the nine months ended September 30, 2019:

(In thousands)
Balance as of December 31, 2018	$57,831
Foreign currency translation	65
Balance as of September 30, 2019	$57,896

 Intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Non-amortizing other intangible assets:
Trade name	$1,191	$1,191
Amortizing other intangible assets:
Customer related	9,334	9,327
Technology	1,360	1,360
Trade name	1,572	1,572
Total other intangible assets	13,457	13,450
Accumulated amortization	(11,635)	(11,348)
Other intangible assets, net	$1,822	$2,102

(8)	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Property and equipment at cost	$48,245	$44,730
Accumulated depreciation	(34,549)	(30,577)
Property and equipment, net	$13,696	$14,153

(9)	EARNINGS PER SHARE

Prior to the Recapitalization, net income per share of our former class A common stock and former class B common stock was computed using the two-class method. Basic net income per share was computed by allocating undistributed earnings to common shares and using the weighted-average number of common shares outstanding during the period.

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

The liquidation rights and the rights upon the consummation of an extraordinary transaction were the same for the holders of our former class A common stock and former class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of former class A common stock was equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of former class B common stock. As a result, the undistributed earnings for each period were allocated based on the contractual participation rights of the former class A and former class B common stock as if the earnings for the year had been distributed.

As described in Note 2, we completed a Recapitalization in April 2018, resulting in the elimination of the class B common stock and settlement of all then-existing outstanding class B share-based awards and reclassification of all class A common stock to Common Stock. The Recapitalization was effective on April 17, 2018. Therefore, income was allocated between the former class A and class B stock using the two-class method through April 16, 2018, and fully allocated to the Common Stock (formerly class A) following the Recapitalization.

We had 27,284 and 107,512 options of Common Stock (former class A shares) for the three-month periods ended September 30, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	Three months Ended September 30, 2019	Three months Ended September 30, 2018
	Common Stock	Common Stock (formerly Class A)
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$8,119	$6,992
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(27)	(22)
Net income attributable to common shareholders	$8,092	$6,970
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,827	24,671
Net income per share – basic	$0.33	$0.28
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$8,092	$6,970
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,827	24,671
Weighted average effect of dilutive securities – stock options	914	855
Denominator for diluted earnings per share – adjusted weighted average shares	25,741	25,526
Net income per share – diluted	$0.31	$0.27

We had 12,493 and 88,572 options of Common Stock (former class A shares) for the nine-month periods ended September 30, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$23,708	$17,622	$4,624
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(80)	(61)	(18)
Net income attributable to common shareholders	$23,628	$17,561	$4,606
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,794	23,184	3,527
Net income per share – basic	$0.95	$0.76	$1.31
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$23,628	$17,561	$4,606
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,794	23,184	3,527
Weighted average effect of dilutive securities – stock options	830	899	101
Denominator for diluted earnings per share – adjusted weighted average shares	25,624	24,083	3,628
Net income per share – diluted	$0.92	$0.73	$1.27

(10)	LEASES

We lease printing equipment in the United States, and office space in Canada, California, Georgia, Washington, and Tennessee. The leases remaining terms as of September 30, 2019 range from less than one year to 5.9 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the three and nine-month periods ended September 30, 2019 included:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In thousands)
Operating leases	$196	$601
Finance leases:
Asset amortization	65	189
Interest on lease liabilities	11	31
Variable lease cost	29	72
Short-term lease cost	10	29
Total net lease cost	$311	$922

Supplemental balance sheet information related to leases (in thousands):

	September 30, 2019	January 1, 2019
Operating leases:
Operating ROU assets	$1,805	$2,308	(1)

Current operating lease liabilities	589	699	(1)
Noncurrent operating lease liabilities	1,248	1,652	(1)
Total operating lease liabilities	$1,837	$2,351	(1)

(1) Represents the December 31, 2018 balance recorded at implementation of Topic 842

	September 30, 2019	December 31, 2018
Finance leases:
Furniture and equipment	$1,095	$1,062
Computer Equipment	551	487
Computer Software	224	224
Property and equipment under finance lease, gross	1,870	1,773
Less accumulated amortization	(959)	(839)
Property and equipment under finance lease, net	$911	$934

Current obligations of finance leases	$235	$204
Noncurrent obligations of finance leases	629	676
Total finance lease liabilities	$864	$880

Weighted average remaining lease term (in years):
Operating leases	4.22
Finance leases	3.77

Weighted average discount rate:
Operating leases	4.81%
Finance leases	4.68%

Supplemental cash flow and other information related to leases was as follows (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$601
Operating cash flows from finance leases	31
Financing cash flows from finance leases	223

ROU assets obtained in exchange for operating lease liabilities	16
ROU assets obtained in exchange for finance lease liabilities	206

Undiscounted payments under non-cancelable operating leases and finance leases at September 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder 2019	$70	$191
2020	263	597
2021	257	452
2022	208	225
2023	125	246
Thereafter	13	321
Total minimum lease payments	936	2,032
Less: Amount representing interest	(72)	(195)
Present value of minimum lease payments	864	1,837
Less: Current maturities	(235)	(589)
Lease obligations, net of current portion	$629	$1,248

Undiscounted payments under non-cancelable operating leases and finance leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019	$258	$882
2020	241	672
2021	214	564
2022	168	273
2023	85	262
Total minimum lease payments	966
Less: Amount representing interest	(86)
Present value of minimum lease payments	880
Less: Current maturities	(204)
Capital lease obligations, net of current portion	$676

(11)	RELATED PARTY

One of our directors also serves as an officer and board member of Ameritas Life Insurance Corp. (“Ameritas”). In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $61,000 and $54,000 in the three-month periods ended September 30, 2019 and 2018, respectively, and $187,000 and $148,000 in the nine-month periods ended September 30, 2019 and 2018, respectively.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and receive a portion of the revenues. Our total revenue earned from the PX reseller agreement was $170,000 and $87,000 agreement in the three-month periods ended September 30, 2019 and 2018, respectively, and $493,000 and $195,000 in nine-month periods ended September 30, 2019 and 2018, respectively.

(12)	SEGMENT INFORMATION

Our six operating segments are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the FASB guidance on segment disclosure. The six operating segments are Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions, which offer a portfolio of solutions that address specific needs around market insight, experience, transparency and governance for healthcare providers, payers and other healthcare organizations. The table below presents entity-wide information regarding our assets, after elimination of intercompany balances by geographic area:

	September 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets:
United States	$78,490	$77,331
Canada	2,589	2,291
Total	$81,079	$79,622
Total assets:
United States	$92,849	$91,080
Canada	14,800	16,952
Total	$107,649	$108,032

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. Our solutions enable our clients to understand the voice of the customer with greater clarity, immediacy and depth. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, health risk assessments, employee engagement, reputation management, and brand loyalty. We partner with clients across the continuum of healthcare services. Our clients include integrated health systems, post-acute providers and payer organizations. We believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

 Results of Operations

The following table and graphs set forth, for the periods indicated, select financial information derived from our condensed consolidated financial statements expressed as a percentage of total revenue. The trends illustrated may not necessarily be indicative of future results. The discussion that follows the table should be read in conjunction with the condensed consolidated financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	37.3	39.3	37.0	40.1
Selling, general and administrative	26.8	25.6	25.9	26.4
Depreciation and amortization	4.4	4.6	4.5	4.4
Total operating expenses	68.5	69.5	67.4	70.9

Operating income	31.5%	30.5%	32.6%	29.1%

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Revenue. Revenue for the three-month period ended September 30, 2019, increased 8.2% to $32.5 million, compared to $30.0 million in the three-month period ended September 30, 2018. This was primarily due to new customer sales, as well as increases in sales to the existing client base.

Direct expenses. Direct expenses, which represent direct costs of fulfilling our performance obligations, increased 2.8% to $12.1 million for the three-month period ended September 30, 2019, compared to $11.8 million in the same period in 2018. This was primarily due to an increase in fixed expenses of $744,000 partially offset by a decrease in variable expenses of $416,000. Variable expenses decreased due to less postage, printing and paper costs due to lower volumes and increased use of digital survey methodologies. Fixed expenses increased primarily due to higher salary and benefit costs in the customer service and information technology areas and higher company incentive event costs. Direct expenses as a percentage of revenue were 37.3% in the three-month periods ended September 30, 2019 and 39.3% for the same period in 2018 as direct expenses increased by 2.8% while revenue increased by 8.2%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.4% to $8.7 million for the three-month period ended September 30, 2019, compared to $7.7 million for the same period in 2018, primarily due to higher salary and benefit costs of $488,000, increased legal and accounting expenses of $293,000, higher increased software license fees and platform hosting expenses of $221,000, additional marketing program costs of $133,000, higher insurance costs of $71,000 and additional travel costs of $56,000. These were partially offset by lower contracted services of $334,000. Selling, general and administrative expenses as a percentage of revenue were 26.8% in the three-month period ended September 30, 2019 and 25.6% for the same period in 2018 as selling, general and administrative expenses increased by 13.4% while revenues increased by 8.2%.

Depreciation and amortization. Depreciation and amortization increased 3.0% to $1.4 million for the three-month period ended September 30, 2019 due to increased amortization from additional computer software investments, partially offset by an intangible asset that was fully amortized prior to the 2019 period. Depreciation and amortization expenses as a percentage of revenue was 4.4% for the three-month period ended September 30, 2019, and 4.6% for the same period in 2018.

Other income (expense). Other expense, net was $411,000 for the three-month period ended September 30, 2019, compared to $783,000 for the same period in 2018.  This decrease in other expense was primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Provision for income taxes. Provision for income taxes was $1.7 million (17.2% effective tax rate) for the three-month period ended September 30, 2019, compared to $1.4 million (16.6% effective tax rate) for the same period in 2018. The effective tax rate for the three-month period ended September 30, 2019, was higher mainly due to a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 in the 2018 period, additional withholding on unrepatriated Canadian earnings of $90,000 in the 2019 period, and higher projected state taxes in the 2019 period. These were partially offset by increased tax benefits from the exercise of options and dividends paid to non-vested shareholders of $459,000.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Revenue. Revenue for the nine-month period ended September 30, 2019, increased 7.1% to $95.4 million, compared to $89.0 million in the nine-month period ended September 30, 2018. The increase was due to new customer sales and increases in sales to the existing client base.

Direct expenses. Direct expenses, which represent direct costs of fulfilling our performance obligations, decreased 1.2% to $35.3 million for the nine-month period ended September 30, 2019, compared to $35.7 million in the same period in 2018. This was due to a decrease in variable expenses of $2.0 million, partially offset by an increase in fixed expenses of $1.6 million. Variable expenses decreased mainly due to less postage, printing and paper costs due to lower volumes and increased use of digital survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas partially offset by lower contracted services. Direct expenses decreased as a percentage of revenue to 37.0% in the nine-month period ended September 30, 2019, compared to 40.1% during the same period of 2018 as expenses decreased by 1.2% while revenue for the same period increased by 7.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.3% to $24.7 million for the nine-month period ended September 30, 2019, compared to $23.5 million for the same period in 2018 primarily due to increased salary and benefit costs of $750,000, higher software license fees and platform hosting expenses of $772,000, additional travel costs of $204,000, increased marketing program expenses of $143,000 and higher insurance costs of $214,000. These were partially offset by a reduction in legal and accounting costs of $410,000 mainly associated with the Recapitalization in the 2018 period, the Tax Cut and Jobs Act and adoption of ASC 606 in the 2018 period, as well as decreased contracted services of $327,000, lower bad debt expense of $55,000 and decreased repairs and maintenance costs of $40,000 in the 2019 period. Selling, general and administrative expenses as a percentage of revenue were 25.9% in the nine-month periods ended September 30, 2019 and 26.4% for the same period in 2018 as selling, general and administrative expenses increased by 5.3% while revenues increased by 7.1%.

Depreciation and amortization. Depreciation and amortization expenses increased 7.2% to $4.3 million for the nine-month period ended September 30, 2019, compared to $4.0 million for the same period in 2018 due to increased amortization from additional computer software investments, partially offset by an intangible asset that was fully amortized prior to the 2019 period. Depreciation and amortization expenses as a percentage of revenue was 4.5% and 4.4% for the nine-month periods ended September 30, 2019 and 2018, respectively.

Other income (expense). Other expense, net was $1.9 million for the nine-month period ended September 30, 2019, compared to $711,000 for the same period in 2018.  Interest expense increased $623,000 due to additional interest related to the term loan originated in April 2018 and borrowings on the line of credit. Other expense, net increased $552,000 primarily due to revaluation of intercompany transactions for changes in the foreign exchange rates

Provision for income taxes. Provision for income taxes was $5.4 million (18.7% effective tax rate) for the nine-month period ended September 30, 2019, compared to $2.9 million (11.6% effective tax rate) for the same period in 2018. The effective tax rate for the nine-month period ended September 30, 2019, was higher mainly due to income tax benefits from the Recapitalization due to accelerated vesting of restricted stock and settlement of stock options of $1.1 million, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 in 2018 and a $247,000 reduction in tax benefits from the exercise of options and dividends paid to non-vested shareholders compared to 2018. In addition, there was additional withholding on unrepatriated Canadian earnings of $90,000 in the 2019 period. This was partially offset by less non-deductible fees of $154,000 primarily related to the Recapitalization in the 2018 period.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs and dividend policy for the foreseeable future, and therefore we feel that our working capital deficit has little impact on our liquidity. Requirements for working capital, capital expenditures, and debt maturities will continue to be funded by operations and our borrowing arrangements.

As of September 30, 2019, our principal sources of liquidity included $8.4 million of cash and cash equivalents, up to $15.0 million of unused borrowings under our line of credit and up to $15.0 million on our delayed draw term note. Of this cash, $3.0 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital deficit of $11.7 million and $18.7 million on September 30, 2019 and December 31, 2018, respectively.

The change was primarily due to a decrease in dividends payable of $12.4 million, an increase in trade accounts receivable of $3.4 million, a decrease in income taxes payable of $622,000 and a decrease in accrued wages, bonus and profit sharing of $606,000 million. These were partially offset by a decrease in cash and cash equivalents of $4.6 million, a $2.9 million increase in deferred revenue, an increase in accrued expenses of $670,000 and an increase in the current portion of operating lease liability included in other current liabilities of $589,000 (mainly due to the adoption of the New Leases Standard). Dividends payable decreased due to a special dividend, in addition to a quarterly dividend declaration, that was declared in 2018 and paid in January 2019. Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Accrued expenses changed due to the timing of payment for services and supplies. Accrued wages, bonus and profit sharing decreased due to the payment of 2018 annual bonuses in the three-month period ended March 31, 2019. Income taxes payable changed due to the timing of income tax payments. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of September 30, 2019 and December 31, 2018, were $19.1 million and $16.2 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. We typically invoice clients for services before they have been completed. Billed amounts are recorded as deferred revenue in our consolidated financial statements and are recognized as income when earned. In addition, when work is performed in advance of billing, we record this work as contract assets or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Provided by operating activities	$28,974	$25,936
Used in investing activities	(3,429)	(4,858)
Used in financing activities	(30,575)	(48,193)
Effect of exchange rate change on cash	397	(345)
Net change in cash and cash equivalents	(4,633)	(27,460)
Cash and cash equivalents at end of period	$8,358	$7,273

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes.

Net cash provided by operating activities was $29.0 million for the nine-month period ended September 30, 2019, which included net income of $23.7 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, non-cash share-based compensation expense, and loss on disposal of property and equipment totaling $5.9 million. Net changes in assets and liabilities decreased cash flows from operating activities by $633,000, primarily due to increases in trade accounts receivable, deferred contract costs, net, and income taxes receivable and payable. These were partially offset by increases in deferred revenue and decreases in prepaid expenses and other current assets.

Net cash provided by operating activities was $25.9 million for the nine months ended September 30, 2018, which included net income of $22.2 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, stock compensation and loss on disposal of property and equipment, totaling $6.9 million. Net changes in assets and liabilities decreased cash flows from operating activities by $3.2 million, primarily due to decreases in accrued wages, bonus and profit sharing and increases in trade accounts receivable, prepaid expenses and other current assets, and income taxes receivable and payable, which fluctuate with the timing of income tax payments. These were partially offset by a decrease in deferred revenue which fluctuates due to timing and frequency of billings on new and renewal contract.

Cash Flows from Investing Activities

Net cash of $3.4 million and $4.9 million was used for investing activities in each of the nine months ended September 30, 2019 and 2018, respectively. These expenditures consisted mainly of computer software classified in property and equipment. We expect similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $30.6 million in the nine months ended September 30, 2019. Cash was used to repay borrowings on the line of credit of $21.0 million, repay borrowings under the note payable totaling $2.8 million, and for finance lease obligations of $223,000. Cash was also used to pay $26.6 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $1.0 million. Cash was provided from proceeds of the line of credit of $21.0 million.

Net cash used in financing activities was $48.2 million in the nine months ended September 30, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2), to repay borrowings under the term notes totaling $2.2 million, to repay borrowings on the line of credit of $2.5 million, to pay loan origination fees on the Credit Agreement of $187,000 and for capital lease obligations of $104,000. Cash was also used to pay $12.7 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $712,000. Cash was provided from proceeds of the new term loan of $40 million and the line of credit for $2.5 million.

The effect of changes in foreign exchange rates (decreased) increased cash and cash equivalents by $397,000 in the nine months ended September 30, 2019 and $(345,000) in the nine months ended September 30, 2018.

Capital Expenditures

Cash paid for capital expenditures was $3.4 million for the nine months ended September 30, 2019. These expenditures consisted mainly of computer software classified in property and equipment. We expect similar capital expenditure purchases for the remainder of 2019 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) provides for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Term Loan was used to fund, in part, the cash payment to the holders of the class B common stock in connection with the Recapitalization and certain costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit is used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (4.33% at September 30, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. At September 30, 2019, the Line of Credit did not have an outstanding balance. The weighted average borrowings on the Line of Credit for the nine-month period ended September 30, 2019 was $4.9 million. The weighted average interest rate on borrowings on the Line of Credit for the nine-month period ended September 30, 2019 was 4.72%. We are also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

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

All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries (each, a “guarantor”).

The Credit Facilities are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and the guarantors’ present and future assets (including, without limitation, fee-owned real property, and limited, in the case of the equity interests of foreign subsidiaries, to 65% of the outstanding equity interests of such subsidiaries).

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. The special dividend paid on January 15, 2019, is excluded from the calculation of the fixed charge coverage ratio pursuant to a consent received from the lender. We are also required to comply with a maximum cash flow leverage ratio of 3.00x for all testing periods throughout the terms of the Credit Facilities. As of September 30, 2019, we were in compliance with these financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of September 30, 2019 was $863,000.

Shareholders’ equity increased $9.9 million to $29.0 million at September 30, 2019, from $19.1 million at December 31, 2018. The increase was mainly due to net income of $23.7 million, share-based compensation of $917,000 and changes in the cumulative currency translation adjustment of $474,000. This was partially offset by dividends declared of $14.2 million, and share repurchases exceeding the cost of stock options exercised of $1.0 million.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of September 30, 2019:

Contractual Obligations(1)	Total Payments	Remainder of 2019	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases(2)	$2,032	$191	$1,049	$471	$321
Finance leases	936	70	520	333	13
Uncertain tax positions(3)	--	--	--	--	--
Line of credit	--	--
Long term debt	40,226	1,389	12,379	26,458	--
Total	$43,194	$1,650	$13,948	$27,262	$334

(1)	Amounts are inclusive of interest payments, where applicable.
(2)	Excludes variable costs such as taxes, insurance, and maintenance which vary from year to year.
(3)

We have $298,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of September 30, 2019, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Based on our knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on our consolidated financial statements.

ITEM 1A.	Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, the Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended September 30, 2019. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

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

(3.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 26, 2015 and filed on October 28, 2015 (File No. 001-35929)]

(4.1)	Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(4.2)	By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit (3.2) to National Research Corporation’s Current Report on Form 8-K dated October 26, 2015 and filed on October 28, 2015 (File No. 001-35929)]

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: November 8, 2019	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)