Form 10-K
period 2019-12-31
NATIONAL RESEARCH CORP
filed 2020-03-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-35929

               National Research Corporation

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	47-0634000 (I.R.S. Employer Identification No.)

1245 Q Street, Lincoln, Nebraska (Address of principal executive offices)	68508 (Zip code)

Registrant’s telephone number, including area code: (402) 475-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	NRC	The NASDAQ Stock Market

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 28, 2019: $566,163,144.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, outstanding as of February 28, 2020: 25,027,889 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the future value and utility of, and market demand for, our service offerings, our ability to compete successfully in the future, future opportunities for growth with respect to new and existing clients, future acquisition opportunities, future consolidation in the healthcare industry, the future adequacy of our liquidity sources, future revenue sources, future capital expenditures, and the future phase out of LIBOR and applicable replacement benchmark rates, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements, and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by the federal securities laws.

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

Our expertise includes the efficient capture, transmittal, benchmarking, analysis and interpretation of critical data elements from millions of healthcare consumers. Using our digital Voice of the Customer platform, our clients gain insights into what people think and feel about their organizations in real-time, allowing them to build on their strengths and resolve service issues with greater speed and personalization. We also provide legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

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

We have achieved a market leadership position through our more than 38 years of industry innovation and experience, as well as our long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since our founding in 1981, we have focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. We are a Wisconsin corporation headquartered in Lincoln, Nebraska.

Industry and Market Opportunity

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $3.6 trillion in 2018, or $11,172 per person. In total, health spending accounted for 17.7% of the nation’s Gross Domestic Product in 2018. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

We believe that our current portfolio of solutions is uniquely aligned to address these healthcare market trends and related business opportunity. We provide tools and solutions to capture, interpret and improve the Consumer Assessment of Healthcare Providers and Systems ("CAHPS") data required by CMS as well as real time feedback that enables clients to better understand what matters most to people at key moments in their relationship with a health organization. Our solutions enable our clients to both satisfy patient survey compliance requirements and design experiences to build loyalty and improve the wellbeing of the people and communities they care for.

Our Solutions

Our portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer platform, The Governance Institute, and legacy Experience solutions.

Voice of the Customer Platform Solutions

Our Voice of the Customer (“VoC”) platform represents a portfolio of solutions that collectively provide a comprehensive set of capabilities that enable healthcare providers to collect, measure and analyze data collected across the patient journey to understand the preferences, experiences and needs of the people they serve. The digital platform consists of three primary solution categories which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization. The primary solution categories include Market Insights solutions, Transparency solutions, and certain Experience solutions.

Market Insights Solutions – Our Market Insights solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; real-time assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through real-time competitive assessments and enhanced segmentation tools. Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of approximately 300,000 healthcare consumers in over the top 300 markets across the country annually. Our Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer perception and preferences and optimize marketing strategies. Our Market Insights solutions provide clients with on-demand tools to measure brand value and build brand equity in their markets, evaluate and optimize advertising efficacy and consumer recall, and tailor research to obtain the real time voice of customer feedback to support branding and loyalty initiatives. Our Market Insights solutions were historically marketed under the Healthcare Market Guide and Ticker brands.

Experience Solutions – Our Experience solutions are provided on a subscription basis via a cross-continuum VoC platform that collects and measures data and then delivers business intelligence that our clients utilize to improve patient experience, engagement and loyalty. Patient experience data can also be collected on a periodic basis using CAHPS compliant mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within the VoC platform or independently as a legacy service offering. Our Experience solutions provide hospitals and healthcare providers the ability to receive and take action on customer and employee feedback across all care settings in real-time. Experience solutions include patient and resident experience, workforce engagement, health risk assessments, transitions, and improvement tools, which are provided through the Experience, Transitions and National Research Canada Corporation operating segments. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching tools to enable clients to improve the experiences of patients, residents, physicians and staff.   By illuminating the complete care journey in real time, our clients are able to ensure each individual receives the care, respect, and experience he or she deserves. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement, increased clinician and staff engagement, loyal relationships and personal well-being. These solutions have previously been marketed under the NRC Picker, My InnerView (“MIV”), Customer-Connect LLC (“Connect”), and NRC Canada brands.

Our Health Risk Assessment solutions (formerly Payer solutions) enable our clients to understand the health risks associated with populations of patients, analyze and address readmission risks, and efficiently reach out to patients to impact their behaviors outside of the healthcare provider settings. These health risk assessment solutions enable clients to effectively segment populations and manage care for those who are most at-risk, engage individuals, increase preventative care and manage wellness programs to improve patient experience and outcomes.

Our Transitions solutions are provided to healthcare organizations on a subscription basis to drive effective communication between healthcare providers and patients in the critical 24-72 hours post discharge using a discharge call program. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high-risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. Tracking, trending and benchmarking tools isolate the key areas for process improvement allowing organizations to implement changes and reduce future readmissions. Our Transitions solutions were previously provided by Connect.

Transparency Solutions – Our Transparency solutions allow healthcare organizations to share a picture of their organization and ensure that timely and relevant content informs better consumer decision-making. Our Star Ratings solution (formerly Reputation) enables clients to publish a five-star rating metric and verified patient feedback derived from actual patient survey data to complement their online physician information. Sharing this feedback not only results in better-informed consumer decision-making but also has the ability to drive new patient acquisition and grow online physician reputation. Our Reputation Monitoring solution alerts clients to ratings and reviews on third-party websites and provides workflows for response and service recovery. These solutions raise physician awareness of survey results and provide access to improvement resources and educational development opportunities designed to improve the way care is delivered.

The Governance Institute

Our Governance solutions, branded as The Governance Institute (“TGI”), serves not-for-profit hospital and health system boards of directors, executives, and physician leadership. TGI’s subscription-based, value-driven membership services are provided through national conferences, publications, advisory services, and an online portal designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their board governance, strategic planning, medical leadership, management performance, and transparency positioning. TGI also conducts research studies and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare boards across the country. TGI thought leadership helps our client board members and executives inform and guide their organization’s strategic priorities in alignment with the rapidly changing healthcare market.

For additional information on our operating segments and our revenue and assets by geographic area, see Note 13, “Segment Information,” to our consolidated financial statements.

Our Competitive Strengths

We believe that our competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. Our history is based on capturing the voice of the consumer in healthcare markets. Our solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. This foundation has been enhanced through the digital VoC platform offering that provides the delivery of data and insights on a real time basis.

Premier client portfolio across the care continuum. Our client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. Our client base is diverse, with our top ten clients representing approximately 16% of total revenue for the year ended December 31, 2019 and no single client representing more than 4% of our revenue.

Highly scalable and visible revenue model. Our solutions are offered to healthcare providers, payers and other healthcare organizations primarily through subscription-based service agreements. The solutions we provide are also recurring in nature, which enables an ongoing relationship with our clients. This combination of subscription-based revenue, a base of ongoing client renewals and automated platforms creates a highly visible and scalable revenue model.

Comprehensive portfolio of solutions. We offer a portfolio of solutions that provide insights across the patient journey, which is unique in the healthcare industry, enabling our clients to initially establish an enterprise relationship utilizing the entire portfolio or begin with an individual solution and increase the scope of services over time, increasing overall contract value.

Exclusive focus on healthcare. We focus exclusively on healthcare and serving the unique needs of healthcare organizations across the continuum, which we believe gives us a distinct competitive advantage compared to other survey and analytics software providers. Our platform includes features and capabilities built specifically for healthcare providers, including a library of performance improvement content which can be tailored to the provider based on their specific customer feedback profile.

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Our Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. Steven D. Jackson, our President, served as Chief Strategy Officer for Vocera Communications, and he also served as Chief Operating Officer for ExperiaHealth.

Competition

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and several other organizations that we believe have less annual revenue than us. We, to a certain degree, currently compete with, and anticipate that in the future we may increasingly compete with, (1) market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and (2) firms that provide services or products that complement healthcare performance assessments such as healthcare software or information systems.

We believe the primary competitive factors within our market include quality of service, timeliness of delivery, unique service capabilities, credibility of provider, industry experience, and price. We believe that our industry leadership position, exclusive focus on the healthcare industry, cross-continuum presence, comprehensive portfolio of solutions and relationships with leading healthcare payers and providers position us to compete in this market.

Although only a few of these competitors have offered specific services that compete directly with our solutions, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

Growth Strategy

We believe that the value proposition of our current solutions, combined with the favorable alignment of our solutions with emerging market demand, positions us to benefit from multiple growth opportunities. We believe that we can accelerate our growth through (1) increasing scope of services and sales of our existing solutions to our existing clients (or cross-selling), (2) winning additional new clients through market share growth in existing market segments, (3) developing and introducing new solutions to new and existing clients, and (4) pursuing acquisitions of, or investments in, firms providing products, solutions or technologies which complement ours.

Increasing contract value with existing clients. Approximately 27% of our existing clients purchase more than one of our solutions. Our sales organization actively identifies and pursues cross-sell opportunities for clients to add additional solutions in order to accelerate our growth. Organic contract value growth is also realized by the increased scope of solution adoption as the size of client organizations increase from market expansion and consolidation.

Adding new clients. We believe that there is an opportunity to add new clients across all existing market segments. Our sales organization is actively identifying and engaging new client prospects with a focus on demonstrating the economic value derived from adopting the portfolio of solutions in alignment with the prospect’s strategic objectives.

Adding new solutions. The need for effective solutions in the market segments that we serve is evolving to align with emerging healthcare consumerism trends. The evolving market creates an opportunity for us to introduce new solutions that leverage and extend our existing core competencies. We believe that there is an opportunity to drive sales growth with both existing and new clients, across all of the market segments that we serve, through the introduction of new solutions.

Pursue strategic acquisitions and investments. We have historically complemented our organic growth with strategic acquisitions, having completed seven such transactions over the past eighteen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to our existing solutions and market segments. We believe that additional strategic acquisition and/or investment opportunities will exist from time to time to complement our organic growth by further expanding our service capabilities, technology offerings and end markets.

Sales and Marketing

We generate the majority of our revenue from the renewal of subscription-based client service agreements, supplemented by sales of additional solutions to existing clients and the addition of new clients. Our sales activities are carried out by a direct sales organization staffed with professional, trained sales associates.

We engage in marketing activities that enhance our brand visibility in the marketplace, generate demand for our solutions and engage existing clients. Strategic campaigns and programs focus on (1) ensuring coverage of prospective clients via targeted advertising and account-based campaigns, (2) elevating client value evidence and success stories to an executive level profile, (3) engaging key stakeholders with content, programming and events and (4) amplifying thought leadership through public and media relations programs that include earning placement in national media and trade publications, securing podium presentations at key industry events and winning awards on behalf of us and our executives.

Clients

We partner with clients across the continuum of healthcare services. Our clients include integrated health systems, post-acute providers and payer organizations. Our ten largest clients accounted for 16%, 17%, and 19% of our total revenue in 2019, 2018 and 2017, respectively. Approximately 3%, 4% and 4% of our revenue was derived from foreign customers in 2019, 2018, and 2017, respectively.

 Intellectual Property and Other Proprietary Rights

Our success depends in part upon our data collection processes, research methods, data analysis techniques and internal systems, and procedures that it has developed specifically to serve clients in the healthcare industry. We have no patents. Consequently, we rely on a combination of copyright and trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. There can be no assurance that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether we are ultimately successful in defending against such claims.

Associates

As of December 31, 2019 we employed a total of 464 persons on a full-time basis. In addition, as of such date, we had 16 part-time associates primarily in our survey operations, representing approximately 8 full-time equivalent associates. None of our associates are represented by a collective bargaining unit. We consider our relationship with our associates to be good.

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2020, regarding our executive officers:

Name	Age	Position

Michael D. Hays	65	Chief Executive Officer

Steven D. Jackson	44	President

Kevin R. Karas	62	Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary

Michael D. Hays has served as our Chief Executive Officer and a director since he founded the Company in 1981. He also served as our President from 1981 to 2004 and from July 2008 to July 2011. Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).

Steven D. Jackson has served as our President since October 2015. He served as Group President from October 2014 until September 2015, during which time he oversaw our Market Insights, Transparency, and Predictive Analytics business units. Prior to joining us, Mr. Jackson served as Chief Strategy Officer for Vocera Communications where he was employed from 2007 to 2014. He also served as Chief Operating Officer for ExperiaHealth, a subsidiary of Vocera. Earlier in his career, Mr. Jackson held positions of increasing responsibility at The Advisory Board Company, Neoforma, and Stockamp & Associates.

Kevin R. Karas has served as our Chief Financial Officer, Treasurer and Secretary since September 2011, and as Senior Vice President Finance since he joined us in December 2010. From 2005 to 2010, he served as Vice President of Finance for Lifetouch Portrait Studios, Inc., a national retail photography company.  Mr. Karas also previously served as Chief Financial Officer at CARSTAR, Inc., an automobile collision repair franchise business, from 2000 to 2005, Chief Financial Officer at Rehab Designs of America, Inc., a provider of orthotic and prosthetic services, from 1993 to 2000, and as a regional Vice President of Finance and Vice President of Operations at Novacare, Inc., a provider of physical rehabilitation services, from 1988 to 1993.  He began his career as a Certified Public Accountant at Ernst & Young.

Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers.

Available Information

More information regarding NRC Health is available on our website at www.nrchealth.com. We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on our website. We provide access to such materials through our website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. Reports and amendments posted on our website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients accounted for 16%, 17%, and 19% of our total revenue in 2019, 2018, and 2017, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have lower annual revenue than us. To a certain degree, we currently compete with, and anticipate that in the future we may increasingly compete with, (1) market research firms and technology solutions which provide survey-based, general market research or Voice of the Customer Feedback capabilities and (2) firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. Future legislative changes, including additional provisions to control healthcare costs, improve healthcare quality and expand access to health insurance, could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services. Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow. Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services, could result in client’s performing more marketing, market research and/or quality improvement functions internally or could result in the termination of a client’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We rely on third parties for data collection and other services whose actions could have a material adverse effect on our business.

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

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys and interviews. If our mail survey operations are disrupted and we are unable to mail our surveys in a timely manner, then our revenue and net income could be negatively impacted. If receptivity to our survey and interview methods by respondents declines, or, for some other reason, their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected with a corresponding effect on our operating and net income. We also rely on third-party panels of pre-recruited consumer households to produce our Market Insights in a timely manner. If we are not able to continue to use these panels, or the time period in which we use these panels is altered and we cannot find alternative panels on a timely, cost-competitive basis, we could face an increase in our costs or an inability to effectively produce our Market Insights. In either case, our operating and net income could be negatively affected.

Our principal shareholders effectively control the Company.

A majority of our common stock and voting power was historically owned and/or held by Michael D. Hays, our Chief Executive Officer. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to two trusts for the benefit of his family, The K/I/E Trust under agreement dated October 24, 2018 and the Amandla MK Trust (collectively the “Trusts”).

As of February 27, 2020, approximately 44.7% of our outstanding common stock was owned by the Trusts and approximately 54.2% of our outstanding common stock was held by the Trusts and other entities owned or controlled by members of Mr. Hays’ family. As a result, the Trusts and these other entities have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts and these other entities.

The market price of our common stock may be volatile and shareholders may be unable to resell shares at or above the price at which the shares were acquired.

The market price and trading volume of our common stock has historically been and may continue to be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

●	Variations in our financial performance and that of similar companies;
●	Regulatory and other developments that may impact the demand for our services;
●	Reaction to our press releases, public announcements and filings with the Securities and Exchange Commission;
●	Client, market and industry perception of our services and performance;
●	Actions of our competitors;
●	Changes in earnings estimates or recommendations by analysts who follow our stock;
●	Loss of key personnel;
●	Investor, management team or large stockholder sales of our stock;
●	Changes in accounting principles; and
●	Variations in general market, economic and political conditions or financial markets.

Any of these factors, among others, may result in changes in the trading volume and/or market price of our common stock. Following periods of volatility in the market price of our securities, shareholders have often filed securities class-action lawsuits.

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

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers. Our systems and those of our external service providers could be exposed to damage or interruption from fire, natural disasters, energy loss, telecommunication failure, security breach and computer viruses. An operational failure or outage in our information technology and communication systems or those of our external service providers, could result in loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges and damage to our reputation and may result in additional expense to repair or replace damaged equipment and recover data loss resulting from the interruption. Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and our disaster recovery planning may not account for all contingencies. Additionally, our insurance may not adequately compensate us for all losses or failures that may occur. Any one of the above situations could have a material adverse effect on our business, financial condition, results of operations and reputation.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.

In connection with our client services, we receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical information of our clients’ patients, electronically over the internet. We may become the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

We were the target of an external cyber-attack in February 2020 which resulted in a temporary suspension of our services to clients.  We will likely continue to be the target of other attempted cyber-attacks and security threats. Such cyber-attacks may subject us to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

We cannot ensure that we will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. We have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures.

In addition, we use third-party technology, systems and services for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to clients, back-office support, and other functions that in some cases involve processing, storing and transmitting large amounts of data for our business. These third-party providers may also experience security breaches or interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us.

Under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, implementing regulations promulgated by the U.S. Department of Health and Human Services, or “HHS,” including what are referred to as the “Privacy Rule” and the “Security Rule” (collectively, “HIPAA”), we face potential liability related to the privacy of health information we obtain.  We are required through our contracts with our clients and by HIPAA to protect the privacy and security of certain health information and to make certain disclosures to our clients or to the public if this information is unlawfully accessed.

Changes in privacy and information security laws and standards may require we incur significant expense to ensure compliance due to increased technology investment and operational procedures. Noncompliance with any privacy or security laws and regulations, including, without limitation, HIPPA, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause client losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.  Even if cyber-attacks or other cybersecurity breaches do not result in noncompliance with privacy or security laws, the perception that such noncompliance may have occurred by our clients or in the news media may have an adverse impact on our stock price and could result in damage to our reputation or loss of clients, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We have no unresolved staff comments to report pursuant to this item.

Item 2.	Properties

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet are used for our operations. This facility houses all the capabilities necessary for our survey programming, printing and distribution, data processing, analysis and report generation, marketing, and corporate administration. Our credit facilities are secured by this property and our other assets.

We are leasing 4,000 square feet of office space in Markham, Ontario, 4,300 square feet of office space in Seattle, Washington, 6,200 square feet of office space in Atlanta, Georgia and 200 square feet of office space in Nashville, Tennessee.

Item 3.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. There were no outstanding claims as of December 31, 2019. For additional information, see Note 1, under the heading “Commitments and Contingencies,” to our consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In May 2013, we consummated a recapitalization pursuant to which we established two classes of common stock (class A common stock and class B common stock), issued a dividend of three shares of class A common stock for each share of our then existing common stock and reclassified each then existing share of common stock as one-half of one share of class B common stock. Following the May 2013 recapitalization, our class A common stock and our class B common stock were traded on the NASDAQ Global Market under the symbols “NRCIA” and “NRCIB,” respectively.

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

Cash dividends in the aggregate amount of $19.4 million were declared in 2019 with $14.2 million paid in 2019 and the remaining $5.2 million paid in January 2020. Cash dividends in the aggregate amount of $29.7 million were declared in 2018 with $12.6 million paid in 2018 and the remaining $17.1 million paid in January 2019. The payment and amount of future dividends, if any, is at the discretion our Board of Directors and will depend on the our future earnings, financial condition, general business conditions, alternative uses of our earnings and other factors.

On February 14, 2020, there were approximately 15 shareholders of record and approximately 6,201 beneficial owners of common stock.

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the we have repurchased all shares authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended December 31, 2019. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2014, and our relative performance is tracked through December 31, 2019.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/14	12/15	12/16	12/17	12/18	12/19

National Research Corporation – Formerly Class B	100.00	110.85	136.77	193.65	--	--

National Research Corporation Common Stock - Formerly Class A	100.00	119.36	144.49	287.71	303.13	531.90

NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49

Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2019, 2018 and 2017, and the selected balance sheet data at December 31, 2019 and 2018, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the year ended December 31, 2016 and 2015, and the balance sheet data at December 31, 2017, 2016 and 2015, are derived from audited consolidated financial statements not included herein. We disposed of selected assets and liabilities related to the clinical workflow product of our Predictive Analytics operating segment on December 21, 2015. The acquisition and disposal did not have a significant impact on our financial results.

	Year Ended December 31,
	2019(2)(3)	2018(1)(2)	2017	2016	2015
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$127,982	$119,686	$117,559	$109,384	$102,343
Operating expenses:
Direct	46,435	47,577	49,068	45,577	44,610
Selling, general and administrative	32,973	31,371	29,686	28,385	27,177
Depreciation and amortization	5,539	5,463	4,586	4,225	4,109
Total operating expenses	84,947	84,411	83,340	78,187	75,896
Operating income	43,035	35,275	34,219	31,197	26,447
Other income (expense)	(2,516)	(566)	64	159	913
Income before income taxes	40,519	34,709	34,283	31,356	27,360
Provision for income taxes	8,113	4,662	11,340	10,838	9,750
Net income	$32,406	$30,047	$22,943	$20,518	$17,610
Earnings per share common stock: Basic Earnings per share:
Common Stock (formerly Class A)	$1.30	$1.08	$0.54	$0.49	$0.42
Class B	$--	$1.31	$3.26	$2.93	$2.52
Diluted Earnings per share:
Common Stock (formerly Class A)	$1.26	$1.04	$0.52	$0.48	$0.41
Class B	$--	$1.27	$3.18	$2.88	$2.49
Weighted average share and share equivalents outstanding:
Common Stock (formerly Class A) – basic	24,809	23,562	20,770	20,713	20,741
Class B – basic	--	3,527	3,514	3,505	3,478
Common Stock (formerly Class A) – diluted	25,653	24,448	21,627	21,037	20,981
Class B – diluted	--	3,628	3,603	3,560	3,522

	2019(2)(3)	2018(1)(2)	2017	2016	2015
	(In thousands, except per share data)
Balance Sheet Data:
Working capital surplus (deficiency)	$(8,998)	$(18,699)	$19,949	$15,551	$10,890
Total assets	110,685	108,032	127,316	120,624	128,049
Total debt and finance lease obligations, net of unamortized debt issuance costs	34,959	38,723	1,225	3,732	5,917
Total shareholders’ equity	32,892	19,083	90,041	82,806	74,222
Cash dividends declared per share:
Common stock (formerly class A)	0.78	1.13	.40	.34	.62
Class B common stock	$--	$.60	$2.40	$2.04	$3.72

(1)On January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue- Revenue from Contracts with Customers and all related amendments using the modified retrospective method for all incomplete contracts as of the date of adoption. See Notes 1 and 3 to our consolidated financial statements.

(2)As described in Note 2 to our consolidated financial statements, we completed the Recapitalization in April 2018 which settled all then-existing outstanding class B share-based awards, resulting in the elimination of the class B common stock and reclassified class A common stock to Common Stock.

(3)On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, and all related amendments using the modified retrospective method for all incomplete contracts as of the date of adoption. See Notes 1 and 10 to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following areas are considered critical accounting estimates because they involve significant judgments or assumptions, involve complex or uncertain matters or they are susceptible to change and the impact could be material to our financial condition or operating results:

●	Revenue recognition;
●	Valuation of goodwill and identifiable intangible assets; and
●	Income taxes.

Revenue Recognition

We derive a majority of our revenue from annually renewable subscription-based service agreements with our customers. See Notes 1 and 3 to our consolidated financial statements for a description of our revenue recognition policies.

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated as a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

Our fixed, non-subscription arrangements typically require us to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch up adjustment which could impact the amount and timing of revenue for any period.

If management made different judgments and estimates, then the amount and timing of revenue for any period could differ from the reported revenue.

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment with other long-lived assets in the related asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, we calculate the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. We did not recognize any impairments related to indefinite-lived intangibles during 2019, 2018 or 2017.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. All of our goodwill is allocated to our reporting units, which are the same as our six operating segments: Experience, The Governance Institute, Market Insights, Transparency, National Research Corporation Canada and Transitions. Goodwill is reviewed for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

We review for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, no impairment exists. If the fair value of the reporting unit is less than its carrying value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2019 and determined the fair value of each reporting unit likely significantly exceeded its carrying value. No impairments were recorded during the years ended December 31, 2019, 2018 or 2017.

Our Canadian reporting unit generates service revenue from a relatively small number of customers with approximately 56.5% of its revenue concentrated in one customer contract which currently expires in March 2021. While historically we have been successful in renewing or retaining contracts with our customers, should we be unable to or choose not to renew a significant contract, it would likely result in an impairment of goodwill at this reporting unit. The carrying amount of goodwill related to our Canadian reporting unit at December 31, 2019 was $2.3 million.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, the election to capitalize or expense costs incurred, and the probability of outcomes of uncertain tax positions. It is possible that the various taxing authorities could challenge those judgments or positions and reach conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

Results of Operations

The following table and graphs set forth, for the periods indicated, selected financial information derived from our consolidated financial statements, including amounts expressed as a percentage of total revenue and the percentage change in such items versus the prior comparable period (please note that all columns may not add up to 100% due to rounding). The trends illustrated in the following table and graphs may not necessarily be indicative of future results. The discussion that follows the information should be read in conjunction with our consolidated financial statements.

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2019	2018	2017	2019 over 2018	2018 over 2017

Revenue	100.0%	100.0%	100.0%	6.9%	1.8%
Operating expenses:
Direct	36.3	39.7	41.7	(2.4)	(3.0)
Selling, general and administrative	25.8	26.2	25.3	5.1	5.7
Depreciation and amortization	4.3	4.6	3.9	1.4	19.1
Total operating expenses	66.4	70.5	70.9	0.6	1.3
Operating income	33.6%	29.5%	29.1%	22.0%	3.1%

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Revenue. Revenue in 2019 increased 6.9% to $128.0 million, compared to $119.7 million in 2018, which was driven primarily due to new customer sales, as well as increases in sales to the existing client base. Our solutions within the VoC platform in 2019 accounted for 62.7% of total revenue compared to 49.6% in 2018. The remaining revenue consists of legacy Experience and Governance Solutions. Clients with agreements for multiple solutions represented 27% of our client base at the end of 2019, up from 24% at the end of 2018.

Direct expenses. Direct expenses decreased 2.4% to $46.4 million in 2019, compared to $47.6 million in 2018. This was due to a decrease in variable expenses of $2.6 million, partially offset by an increase in fixed expenses of $1.4 million. Variable expenses decreased mainly due to less postage, printing and paper costs due to lower volumes and changes in survey methodologies. Fixed expenses increased primarily as a result of increased salary and benefit costs in the customer service and information technology areas partially offset by $730,000 of state payroll and sales tax incentives and lower contracted services. Direct expenses decreased as a percentage of revenue to 36.3% in 2019, from 39.7% in 2018, as expenses decreased by 2.4% while revenue for the same period increased by 6.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.1% to $33.0 million in 2019 compared to $31.4 million in 2018, primarily due to increased software license fees and platform hosting expenses of $790,000, sales tax expense of $775,000 as a result of a recent sales tax analysis, higher salary and benefit costs of $690,000, additional insurance costs of $285,000, increased travel costs of $196,000, higher marketing program expenses of $89,000 and additional company incentive event costs of $81,000. These were partially offset by decreased contract services of $529,000, a reduction in legal and accounting costs of $469,000 mainly associated with the Recapitalization, the Tax Cut and Jobs Act and adoption of ASC 606 in 2018 and state payroll and sales tax incentives of $917,000. Selling, general, and administrative expenses decreased as a percentage of revenue to 25.8% in 2019, from 26.2% in 2018 as expenses increased by 5.1% while revenue increased by 6.9% during the same period.

Depreciation and amortization. Depreciation and amortization expenses remained at $5.5 million for the twelve-month period ended December 31, 2019 and 2018, however, there was increased amortization from additional computer software investments primarily offset by an intangible asset that has been fully amortized. Depreciation and amortization expenses decreased as a percentage of revenue to 4.3% in 2019, from 4.6% in 2018 as depreciation and amortization expenses increased by 1.4% while revenue increased by 6.9% during the same period.

Other income (expense). Other expense, net was $2.5 million for the twelve-month period ended December 31, 2019, compared to $566,000 for the same period in 2018.  Interest expense increased $578,000 due to additional interest related to the term loan originated in April 2018 and borrowings on the line of credit. Other expense, net increased $1.3 million primarily due to revaluation of intercompany transactions for changes in the foreign exchange rates.

Provision for income taxes. Provision for income taxes was $8.1 million (20.0% effective tax rate) in 2019, compared to $4.7 million (13.4% effective tax rate) in 2018. The effective tax rate for the twelve-month period ended December 31, 2019, was higher mainly due to lower income tax benefits from the exercise of share-based compensation awards and higher state income taxes due to requirements to file in more states.

 Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Revenue. Revenue in 2018 increased 1.8% to $119.7 million, compared to $117.6 million in 2017, which was due to new customer sales and increases in sales to the existing client base. Our solutions within the VoC platform in 2018 accounted for 49.6% of total revenue compared to 33.9% in 2017. The remaining revenue consists of legacy Experience and Governance Solutions. Clients with agreements for multiple solutions represented 24% of our client base at the end of 2018, up from 22% at the end of 2017.

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

Provision for income taxes. Provision for income taxes was $4.7 million (13.4% effective tax rate) in 2018, compared to $11.3 million (33.1% effective tax rate) in 2017. The effective tax rate was lower in 2018 mainly due to income tax benefits from the Recapitalization, due to accelerated vesting of restricted stock and settlement of options of $1.1 million, and the reduction in the corporate tax rate from 35% to 21% as a result of the Tax Act. In addition, we had increased tax benefits of $1.6 million related to the vesting and exercise of stock awards, net of certain excess compensation limits, a tax depreciation method change election for software development costs creating an income tax benefit of $308,000 and decreased non-deductible Recapitalization expenses of $361,000. This was partially offset by decreased tax expense of $1.1 million in 2017 due to Tax Act related adjustments. See Note 7 to our consolidated financial statements for more details on tax adjustments related to the Tax Act.

Inflation and Changing Prices

Inflation and changing prices have not had a material impact on revenue or net income in the last three years.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs and dividend policy for the foreseeable future and therefore we feel that our working capital deficit has little impact on our liquidity. Cash dividends in the aggregate amount of $19.4 million were declared in 2019 with $14.2 million paid in 2019 and the remaining $5.2 million paid in January 2020. The dividends were paid from cash on hand and $4.5 million in borrowings on our line of credit.

As of December 31, 2019, our principal sources of liquidity included $13.5 million of cash and cash equivalents, up to $15 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $3.9 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital deficit of $9.0 million and $18.7 million on December 31, 2019 and 2018, respectively.

The change was primarily due to a decrease in dividends payable of $11.9 million, and an increase in other current assets of $1.7 million. These were partially offset by an increase in other current liabilities of $841,000, an increase in current portion of notes payable of $711,000, an increase of accounts payable of $666,000, an increase in accrued expenses $574,000, and a decrease of $887,000 in prepaid expenses. Dividends payable decreased due to a special dividend of $12.4 million that was declared in 2018 and paid in January of 2019. Deferred contract costs, net increased due to growth in capitalized commission and incentives directly related to new sales. Other current liabilities increased due to adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842” or the “New Leases Standard”) and deferred income benefits from the state payroll and sales tax incentives. Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. Accounts payable and accrued expenses increased and prepaid expenses decreased due to timing of payment for services and supplies. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of December 31, 2019 and December 31, 2018, were $16.4 million and $16.2 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. We typically invoice clients for services before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on our consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, we record this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Provided by operating activities	$40,917	$39,848	$28,091
Used in investing activities	(4,656)	(5,971)	(6,118)
Used in financing activities	(36,346)	(54,497)	(21,116)
Effect of exchange rate changes on cash	611	(1,122)	855
Net increase (decrease) in cash and cash equivalents	526	(21,742)	1,712
Cash and cash equivalents at end of period	$13,517	$12,991	$34,733

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes.

Net cash provided by operating activities was $40.9 million for the year ended December 31, 2019, which included net income of $32.4 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share based compensation totaling $7.9 million. Changes in working capital increased cash flows from operating activities by $616,000, primarily from increases in accounts payable, accrued expenses, wages, bonus and profit sharing, deferred tax incentives, and deferred contract costs, net, which fluctuate due to the timing of payments of prepaids, accounts payable and accrued expenses, and the timing of direct and incremental costs directly related to sales. These increases to cash flows were partially offset by decreases in prepaid expenses and other current assets.

Net cash provided by operating activities was $39.8 million for the year ended December 31, 2018, which included net income of $30.0 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share based compensation totaling $8.4 million. Changes in working capital increased cash flows from operating activities by $1.5 million, primarily from increases in income taxes payable and decreases in accounts receivables, which fluctuate due to the timing of income tax payments and the timing and frequency of billings on new and renewal contracts, respectively. These increases to cash flows were partially offset by an increase in prepaid expenses and other current assets and decreases due to the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, deferred contract costs and a decrease in deferred revenue.

Net cash provided by operating activities was $28.1 million for the year ended December 31, 2017, which included net income of $22.9 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share based compensation totaling $6.0 million. Changes in working capital decreased cash flows from operating activities by $806,000, primarily from increases in prepaid expenses, income taxes recoverable and accounts receivables, which fluctuate due to the timing and frequency of billings on new and renewal contracts. These decreases to cash flows were partially offset by the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, and an increase in deferred revenue.

Cash Flows from Investing Activities

Net cash of $4.7 million was used for investing activities in the year ended December 31, 2019 for purchases of property and equipment. These expenditures consisted mainly of computer software classified in property and equipment.

Net cash of $6.0 million was used for investing activities in the year ended December 31, 2018 for purchases of property and equipment.

Net cash of $6.1 million was used for investing activities in the year ended December 31, 2017. Purchases of property and equipment totaled $4.6 million. In addition, we used $1.3 million of cash to acquire a strategic investment in convertible preferred stock of PracticingExcellence.com, a privately-held Delaware corporation, which is carried at cost and included in other non-current assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $36.3 million in the year ended December 31, 2019. Cash was used to repay borrowings under the term notes totaling $3.7 million, to repay borrowings on the line of credit of $21.0 million and for finance lease obligations of $229,000. Cash was also used to pay $31.3 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.1 million. Cash of $21.0 million was provided from borrowings on the line of credit.

Net cash used in financing activities was $54.5 million in the year ended December 31, 2018. Cash was used for the Recapitalization of $72.4 million (see Note 2 to our consolidated financial statements), to repay borrowings under the term notes totaling $3.1 million, to repay borrowings on the line of credit of $2.5 million, to pay loan origination fees on the new credit agreement of $187,000 and for finance lease obligations of $157,000. Cash was also used to pay $16.9 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. Cash was provided from proceeds of the new term loan of $40 million and the new line of credit of $2.5 million.

Net cash used in financing activities was $21.1 million in the year ended December 31, 2017. Cash was used to repay borrowings under the term note totaling $2.5 million and for finance lease obligations of $108,000. Cash was used to pay $16.9 million of dividends, and to pay payroll tax withholdings related to share-based compensation of $1.7 million.

Capital Expenditures

Capital expenditures for the year ended December 31, 2019 were $4.7 million. These expenditures consisted mainly of computer equipment and software. We expect similar capital expenditure purchases in 2020 consisting primarily of computer equipment and software and other equipment, to be funded through cash generated from operations.

Debt and Equity

On April 18, 2018, in connection with the Recapitalization, we entered into a credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We used the Term Loan to fund, in part, the cash portion paid to holders of our then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding equity awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit will be used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (3.94% at December 31, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the line of credit for the three-month period ended December 31, 2019. The weighted average borrowings on the Line of Credit for year ended December 31, 2019 was $2.4 million. The weighted average interest on borrowings on the Line of Credit for the year ended December 31, 2019 was 4.72%.

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

We paid a one-time fee equal to 0.25% of the amount borrowed under the Term Loan at the closing of the Credit Facilities. We are also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries (each, a “guarantor”).

The Credit Facilities are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and our guarantors’ present and future assets (including, without limitation, fee-owned real property, and limited, in the case of the equity interests of foreign subsidiaries, to 65% of the outstanding equity interests of such subsidiaries).

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. We are also required to maintain a maximum cash flow leverage ratio of 3.00x for all testing periods throughout the terms of the Credit Facilities. As of December 31, 2019, we were in compliance with our financial covenants.

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of December 31, 2019 was $786,000.

We incurred expenses related to the Recapitalization of approximately $721,000 and $1.4 million in the year ended December 31, 2018 and 2017, respectively, which were included in selling and administrative expenses.

A sales tax accrual was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. As a result, we recorded an expense of $775,000 through selling and administrative expenses and an associated liability through accrued expenses. We are working through voluntary disclosure agreements with certain states and will have procedures in place to start collecting and remitting sales tax in the second quarter of 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In addition, we will incur additional sales tax expense in the first quarter of 2020, since we will not start collecting sales tax from customers until the 2nd quarter of 2020.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of December 31, 2019:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,837	$591	$679	$449	$118
Finance leases	848	257	455	136	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	38,838	6,063	12,633	20,142	--
Total	$41,523	$6,911	$13,767	$20,727	$118

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $599,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of December 31, 2019, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Off-Balance Sheet Obligations

We have no significant off-balance sheet obligations.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a description of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposures are changes in foreign currency exchange rates and interest rates.

Our Canadian subsidiary uses as its functional currency the local currency of the country in which it operates. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were, $707,000, ($1.3 million), and 991,000 in 2019, 2018 and 2017, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income and amounted to ($483,000), $893,000 and $63,000 in 2019, 2018 and 2017, respectively. The increase is primarily the result of exchange rate changes applied to an intercompany loan from our Canadian subsidiary. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $507,000. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for trading or otherwise for the purpose of speculation or arbitrage.

We are exposed to interest rate risk with both our fixed-rate term debt and variable rate revolving line of credit facility. Interest rate changes for borrowings under our fixed-rate term debt would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2019, our fixed-rate term debt totaled $34.3 million. Based on a sensitivity analysis, a one percent change in market interest rates as of December 31, 2019, would impact the estimated fair value of our fixed-rate debt outstanding at December 31, 2019 by approximately $863,000.

Borrowings under our Line of Credit and Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $15.0 million and $15.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2019. There were no borrowings outstanding under the Delayed Draw Term Note at December 31, 2019, or at any time during 2019. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the Line of Credit for 2019 indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows. We have not entered into any interest rate swaps or hedging transactions.

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2019. This unaudited information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with our audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2019	Sept 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept 30, 2018	June 30, 2018	Mar. 31, 2018

Revenue	$32,623	$32,465	$31,414	$31,480	$30,639	$30,013	$28,017	$31,017
Direct expenses	11,166	12,109	11,506	11,654	11,892	11,780	10,996	12,909
Selling, general and administrative expenses	8,241	8,706	8,319	7,707	7,885	7,679	7,940	7,867
Depreciation and amortization	1,254	1,430	1,440	1,415	1,467	1,388	1,325	1,283
Operating income	11,962	10,220	10,149	10,704	9,395	9,166	7,756	8,958
Other income (expense)	(597)	(411)	(664)	(844)	145	(783)	63	9
Provision for income taxes	2,667	1,690	2,092	1,664	1,739	1,391	(129)	1,661
Net income	$8,698	$8,119	$7,393	$8,196	$7,801	$6,992	$7,948	$7,306
Earnings per share of common stock:
Basic earnings per share
Common (formerly class A)	$0.35	$0.33	$0.30	$0.33	$0.32	$0.28	$0.29	$0.17
Class B	$-	$-	$-	$-	$-	$-	$0.27	$1.04
Dilutive earnings per share
Common (formerly class A)	$0.34	$0.31	$0.29	$0.32	$0.30	$0.27	$0.28	$0.17
Class B	$-	$-	$-	$-	$-	$-	$0.26	$1.01
Weighted average shares outstanding – basic
Common (formerly class A)	24,852	24,827	24,789	24,766	24,684	24,671	23,957	20,884
Class B	-	-	-	-	-	-	3,527	3,527
Weighted average shares outstanding – diluted
Common (formerly class A)	25,715	25,741	25,586	25,509	25,534	25,526	24,846	21,837
Class B	-	-	-	-	-	-	3,620	3,630

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Lincoln, Nebraska

March 6, 2020

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,517	$12,991
Trade accounts receivable, less allowance for doubtful accounts of $144 and $175, respectively	11,639	11,922
Prepaid expenses	2,038	2,925
Income taxes receivable	69	348
Other current assets	1,894	224
Total current assets	29,157	28,410

Net property and equipment	13,530	14,153
Intangible assets, net	1,728	2,102
Goodwill	57,935	57,831
Operating lease right-of-use assets	1,628	--
Deferred contract costs, net	4,204	3,484
Other	2,503	2,052

Total assets	$110,685	$108,032

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,378	$3,667
Accounts payable	1,279	613
Accrued wages, bonus and profit sharing	6,086	5,798
Accrued expenses	3,408	2,834
Income taxes payable	366	636
Dividends payable	5,239	17,113
Deferred revenue	16,354	16,244
Other current liabilities	1,045	204
Total current liabilities	38,155	47,109

Notes payable, net of current portion and unamortized debt issuance costs	29,795	34,176
Deferred income taxes	7,399	6,276
Other long term liabilities	2,444	1,388
Total liabilities	77,793	88,949

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock (formerly Class A), $0.001 par value; authorized 60,000,000 shares, issued 30,151,574 in 2019 and 29,917,667 in 2018, outstanding 24,947,500 in 2019 and 24,800,796 in 2018	30	30
Additional paid-in capital	162,154	157,312
Retained earnings (accumulated deficit)	(93,357)	(106,339)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,209)	(2,916)
Treasury stock, at cost; 5,204,074 Common (formerly Class A) shares in 2019 and 5,116,871 in 2018	(33,726)	(29,004)
Total shareholders’ equity	32,892	19,083

Total liabilities and shareholders’ equity	$110,685	$108,032

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

(In thousands, except share amounts)

	2019	2018	2017

Revenue	$127,982	$119,686	$117,559

Operating expenses:
Direct, exclusive of depreciation and amortization	46,435	47,577	49,068
Selling, general and administrative, exclusive of depreciation and amortization	32,973	31,371	29,686
Depreciation and amortization	5,539	5,463	4,586
Total operating expenses	84,947	84,411	83,340

Operating income	43,035	35,275	34,219

Other income (expense):
Interest income	37	62	96
Interest expense	(2,091)	(1,513)	(82)
Other, net	(462)	885	50

Total other income (expense)	(2,516)	(566)	64

Income before income taxes	40,519	34,709	34,283

Provision for income taxes	8,113	4,662	11,340

Net income	$32,406	$30,047	$22,943

Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$1.30	$1.08	$0.54
Class B	$--	$1.31	$3.26
Diluted earnings per share:
Common (formerly Class A)	$1.26	$1.04	$0.52
Class B	$--	$1.27	$3.18

Weighted average shares and share equivalents outstanding
Common (formerly Class A) - basic	24,809	23,562	20,770
Class B - basic	--	3,527	3,514
Common (formerly Class A) - diluted	25,653	24,448	21,627
Class B - diluted	--	3,628	3,603

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of comprehensive income

(In thousands)

	2019	2018	2017

Net income	$32,406	$30,047	$22,943

Other comprehensive income (loss):
Cumulative translation adjustment	$707	$(1,281)	$991
Other comprehensive income (loss)	$707	$(1,281)	$991

Comprehensive income	$33,113	$28,766	$23,934

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2016	$26	$4	$46,725	$71,507	$(2,626)	$(32,830)	$82,806
Purchase of 132,836 class A and 15,074 class B shares of treasury stock	--	--	--	--	--	(4,123)	(4,123)
Issuance of 197,784 class A and 13,600 class B common shares for the exercise of stock options	--	--	2,455	--	--	--	2,455
Issuance of 19,314 class A and 3,219 class B restricted common shares, net of (forfeitures)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,845	--	--	--	1,845
Dividends declared of $0.40 and $2.40 per A and B common share, respectively	--	--	--	(16,876)	--	--	(16,876)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	991	--	991
Net income	--	--	--	22,943	--	--	22,943
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 218,344 class A and 3,677 class B shares of treasury stock	--	--	--	--	--	(7,950)	(7,950)
Issuance of 468,318 class A and 9,296 class B common shares for the exercise of stock options	--	--	6,098	--	--	--	6,098
Issuance of 3,496 class A restricted common shares, net of (forfeitures)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,514	--	--	--	1,514
Settlement of class B restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	-	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of 4,328,552 class B common shares in connection with Recapitalization	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $1.13 and $0.60 per A and B common share, respectively	--	--	--	(29,751)	--	--	(29,751)
Cumulative effect adjustment for adoption of ASC 606, net of income tax	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(1,281)	--	(1,281)
Net income	--	--	--	30,047	--	--	30,047
Balances at December 31, 2018	$30	$--	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 87,203 shares of treasury stock	--	--	--	--	--	(4,722)	(4,722)
Issuance of 227,902 common shares for the exercise of stock options	--	--	3,618	--	--	--	3,618
Issuance of 6,005 restricted common shares	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,224	--	--	--	1,224
Dividends declared of $0.78 per common share	--	--	--	(19,424)	--	--	(19,424)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	707	--	707
Net income	--	--	--	32,406	--	--	32,406
Balances at December 31, 2019	$30	$--	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$32,406	$30,047	$22,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,539	5,463	4,586
Deferred income taxes	1,099	1,476	(684)
Liability for uncertain tax positions	39	(288)	181
Loss on disposal of property and equipment	(6)	186	26
Non-cash share-based compensation expense	1,224	1,514	1,845
Change in assets and liabilities:
Trade accounts receivable	311	2,767	(2,340)
Prepaid expenses and other current assets	(529)	(833)	(565)
Operating lease assets and liability, net	(8)	--	--
Deferred contract costs, net	(719)	(113)	--
Accounts payable	647	(39)	12
Accrued expenses, wages, bonus and profit sharing	806	(566)	1,759
Income taxes receivable and payable	11	686	(1,023)
Deferred revenue	97	(452)	1,351
Net cash provided by operating activities	40,917	39,848	28,091

Cash flows from investing activities:
Purchases of property and equipment	(4,656)	(5,971)	(4,568)
Purchase of equity investment	--	--	(1,300)
Purchase of intangible content license	--	--	(250)
Net cash used in investing activities	(4,656)	(5,971)	(6,118)

Cash flows from financing activities:
Payments related to Recapitalization	--	(72,370)	--
Proceeds from issuance of note payable	--	40,000	--
Borrowings on line of credit	21,000	2,500	--
Payments on line of credit	(21,000)	(2,500)	--
Payments on notes payable	(3,715)	(3,071)	(2,473)
Payment of debt issuance costs	--	(187)	--
Payments on finance lease obligations	(229)	(157)	(108)
Payment of employee payroll tax withholdings on share-based awards exercised	(1,103)	(1,853)	(1,668)
Payment of dividends on common stock	(31,299)	(16,859)	(16,867)
Net cash used in financing activities	(36,346)	(54,497)	(21,116)

Effect of exchange rate changes on cash	611	(1,122)	855
Net increase (decrease) in cash and cash equivalents	526	(21,742)	1,712

Cash and cash equivalents at beginning of period	12,991	34,733	33,021

Cash and cash equivalents at end of period	$13,517	$12,991	$34,733

Supplemental disclosure of cash paid for:
Interest expense, (none capitalized)	$2,014	$1,282	$76
Income taxes	$6,946	$2,635	$12,827
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$--	$121,371	$--
Finance lease obligations originated for property and equipment	$192	$879	$74
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$3,618	$6,098	$2,455

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our portfolio of solutions represent a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer ("VoC") platform, The Governance Institute, and legacy Experience solutions

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “new revenue standard”) using the modified retrospective method for all incomplete contracts as of the date of adoption. We applied the practical expedient to reflect the total of all contract modifications occurring before January 1, 2018 in the transaction price and performance obligations at transition rather than accounting for each modification separately. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As discussed in more detail below and under “Deferred Contract Costs”, the largest impact of implementing the new revenue standard was the deferral and amortization of direct and incremental costs of obtaining contracts. In addition, there were other revisions to revenue recognition primarily related to performance obligation determinations and estimating variable consideration. We recorded a transition adjustment of approximately $2.7 million, net of $814,000 of tax, to the opening balance of retained earnings.

We derive a majority of our revenues from our annually renewable subscription-based service agreements with our customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 3 for further information about our contracts with customers. We account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, we satisfy the performance obligations.

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

Unit-price services – These arrangements typically require us to perform certain services on a periodic basis as requested by the customer for a per-unit amount which is typically billed in the month following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount. Revenue is presented net of any sales tax charged to our clients that we are required to remit to taxing authorities. We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not invoiced to the clients. Unbilled receivables are classified as receivables when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. Beginning January 1, 2018, with the adoption of the new revenue standard, we defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. We recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization. We deferred incremental costs of obtaining a contract of $3.6 million and $2.6 million in the years ended December 31, 2019 and 2018, respectively. Deferred contract costs, net of accumulated amortization was $4.2 million and $3.5 million at December 31, 2019 and 2018, respectively. Total amortization by expense classification for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
	(In thousands)
Direct expenses	$34	$83
Selling, general and administrative expenses	$2,874	$2,400
Total amortization	$2,908	$2,483

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $22,000 and $51,000 for the years December 31, 2019 and 2018, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine the allowance based on our historical write-off experience and current economic conditions. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017:

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2017	$169	$249	$218	$200
Year Ended December 31, 2018	$200	$80	$105	$175
Year Ended December 31, 2019	$175	$75	$106	$144

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $4.1 million and $4.0 million of costs incurred for the development of internal-use software for the years ended December 31, 2019 and 2018, respectively.

We provide for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. We use the straight-line method of depreciation and amortization over estimated useful lives of three to ten years for furniture and equipment, three to five years for computer equipment, one to five years for capitalized software, and seven to forty years for our office building and related improvements. Software licenses are amortized over the term of the license.

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2019, 2018, or 2017.

Among others, management believes the following circumstances are important indicators of potential impairment of such assets and as a result may trigger an impairment review:

●	Significant underperformance in comparison to historical or projected operating results;
●	Significant changes in the manner or use of acquired assets or our overall strategy;
●	Significant negative trends in our industry or the overall economy;
●	A significant decline in the market price for our common stock for a sustained period; and
●	Our market capitalization falling below the book value of our net assets.

Goodwill and Intangible Assets

Intangible assets include customer relationships, trade names, technology, and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, we calculate the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. We did not recognize any impairments related to indefinite-lived intangibles during 2019, 2018 or 2017.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. All of our goodwill is allocated to our reporting units, which are the same as our operating segments. Goodwill is reviewed for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

We review for goodwill impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds the carrying value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2019 and determined the fair value of each reporting unit likely significantly exceeded the carrying value. No impairments were recorded during the years ended December 31, 2019, 2018 or 2017. The carrying amount of goodwill related to our Canadian subsidiary at December 31, 2019 was $2.3 million. A substantial portion of the revenue earned by our Canadian subsidiary is concentrated with one customer. If we are unable to renew or retain our contract, which expires in March 2021, our goodwill associated with our Canadian subsidiary would likely be impaired.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2019, 2018 and 2017, we recorded income tax benefits relating to these tax credits of $24,000, $0, and $4,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Statement of Income.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

All of our existing stock option awards and non-vested stock awards have been determined to be equity-classified awards. The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. We recognize the excess tax benefits and tax deficiencies in the income statement when options are exercised. Amounts recognized in the financial statements with respect to these plans:

	2019	2018	2017
	(In thousands)
Amounts charged against income, before income tax benefit	$1,224	$1,514	$1,845
Amount of related income tax benefit	(2,081)	(3,566)	(2,310)
Net (benefit) expense to net income	$(857)	$(2,052)	$(465)

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $3.7 million and $1.8 million as of December 31, 2019, and 2018, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

Leases

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842” or the “New Leases Standard”) effective January 1, 2019 using a modified retrospective transition and did not adjust prior periods. We elected practical expedients related to existing leases at transition to not reassess whether contracts are or contain leases, to not reassess lease classification, initial direct costs, or lease terms. Additionally, we elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classifications. We have also made a policy election to not record short-term leases with a duration of 12 months or less on the balance sheet.

Topic 842 requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. We recorded $2.3 million of ROU assets and $2.3 million of lease liabilities related to operating leases at the date of transition. The ROU assets recorded were net of $43,000 of accrued liabilities and prepaid expenses representing previously deferred (prepaid) rent. There was no significant impact to the consolidated statements of income, comprehensive income, shareholders’ equity or cash flows. Accounting for finance leases is substantially unchanged.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments during the lease term. ROU assets and lease liabilities are recorded at lease commencement based on the estimated present value of lease payments. Because the rate of interest implicit in each lease is not readily determinable, we use our estimated incremental collateralized borrowing rate at lease commencement, to calculate the present value of lease payments. When determining the appropriate incremental borrowing rate, we consider our available credit facilities, recently issued debt and public interest rate information

Fair Value Measurements

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

The following details our financial assets within the fair value hierarchy at December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2019
Money Market Funds	$3,662	$--	$--	$3,662
Total Cash Equivalents	$3,662	$--	$--	$3,662

As of December 31, 2018
Money Market Funds	$1,848	--	--	1,848
Total Cash Equivalents	$1,848	$--	$--	$1,848

There were no transfers between levels during the years ended December 31, 2019 and 2018.

Our long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2019	December 31, 2018
	(In thousands)
Total carrying amount of long-term debt	$34,281	$37,966
Estimated fair value of long-term debt	$35,205	$38,257

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2019 and 2018, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. There were no outstanding claims at December 31, 2019.

A sales tax accrual was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. As a result, we recorded an expense of $775,000 in selling and administrative expenses and an associated liability in accrued expenses. We are working through voluntary disclosure agreements with certain states and will have procedures in place to start collecting and remitting sales tax in the second quarter of 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In addition, we will incur additional sales tax expense in the first quarter of 2020, since we will not start collecting sales tax from customers until the second quarter of 2020.

We became self-insured for group medical and dental insurance on January 1, 2019.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance.  We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance.  We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2019, our accrual related to self-insurance was $270,000.

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

The liquidation rights and the rights upon the consummation of an extraordinary transaction were the same for the holders of our former class A common stock and former class B common stock. Other than share distributions and liquidation rights, the amount of any dividend or other distribution payable on each share of former class A common stock was equal to one-sixth (1/6th) of the amount of any such dividend or other distribution payable on each share of former class B common stock. As a result, the undistributed earnings for each period were allocated based on the participation rights of the former class A and former class B common stock under our then-effective Articles of Incorporation as if the earnings for the year had been distributed.

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

We had 16,221, 93,346 and 104,647 options of Common Stock (former class A shares) for the years ended December 31, 2019, 2018 and 2017, respectively and 1,858 options of former class B shares for the year ended December 31, 2017, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2019	2018		2017
	Common Stock	Common Stock (formerly Class A)	Class B Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$32,406	$25,423	$4,624	$11,388	$11,555
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(109)	(82)	(18)	(88)	(87)
Net income attributable to common shareholders	$32,297	$25,341	$4,606	$11,300	$11,468
Denominator for net income per share - basic:
Weighted average common shares outstanding - basic	24,809	23,562	3,527	20,770	3,514
Net income per share - basic	$1.30	$1.08	$1.31	$0.54	$3.26
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$32,297	$25,341	$4,606	$11,300	$11,468
Denominator for net income per share - diluted:
Weighted average common shares outstanding - basic	24,809	23,562	3,527	20,770	3,514
Weighted average effect of dilutive securities – stock options:	844	886	101	857	89
Denominator for diluted earnings per share – adjusted weighted average shares	25,653	24,448	3,628	21,627	3,603
Net income per share - diluted	$1.26	$1.04	$1.27	$0.52	$3.18

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. We believe our adoption on January 1, 2020 will not significantly impact our results of operations and financial position.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the guidance prospectively and believe our adoption on January 1, 2020 will not significantly impact our results of operations and financial position.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). Among other clarifications and simplifications related to income tax accounting, this ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  We are currently in the process of further evaluating the impact that this new guidance will have on our consolidated financial statements.

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

In connection with the Recapitalization, on April 18, 2018, we entered into a credit agreement with First National Bank of Omaha, a national banking association (“FNB”), as described in Note 8.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2019 and 2018 based on timing of revenue recognition (In thousands):

	2019	2018
Subscription services recognized ratably over time	$114,329	$104,777
Services recognized at a point in time	4,992	4,775
Fixed, non-subscription recognized over time	2,766	3,163
Unit price services recognized over time	5,895	6,971
Total revenue	$127,982	$119,686

Our solutions within the digital VoC platform in 2019, 2018 and 2017 accounted for 62.7%, 49.6% and 33.9% of total revenue, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	December 31, 2019	December 31, 2018
Accounts receivables	$11,639	$11,922
Contract assets included in other current assets	$103	$53
Deferred revenue	$(16,354)	$(16,244)

Significant changes in contract assets and contract liabilities during the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,785)	$-	$(16,372)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,631	-	16,119
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(53)	-	(74)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		264		(145)
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	103	-	53	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2019 approximated $1,097,000, of which $1,037,000 and $60,000 are expected to be recognized during 2020 and 2021, respectively.

(4)	Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply either cost or equity method of accounting depending on the nature of our investment and our ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. During 2017, we acquired a $1.3 million investment in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”). It is not practicable for us to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. Our investment in PX is included in non-current assets and is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. We have a seat on PX's board of directors and our investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX.

(5)	Property and Equipment

At December 31, 2019, and 2018, property and equipment consisted of the following:

	2019	2018
	(In thousands)
Furniture and equipment	$5,025	$5,321
Computer equipment	2,706	2,900
Computer software	24,532	26,694
Building	9,349	9,349
Leaseholds	41	41
Land	425	425
Property and equipment at cost	42,078	44,730
Less accumulated depreciation and amortization	28,548	30,577
Net property and equipment	$13,530	$14,153

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2019, 2018, and 2017 was $5.4 million, $4.8 million, and $4.0 million, respectively. There were no significant impairments in property and equipment during 2019, 2018, and 2017.

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2019:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,935		$57,935
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,338	9,154	184
Technology		7		1,360	1,007	353
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,270	11,733	537
Total intangible assets other than goodwill				$13,461	$11,733	$1,728

Goodwill and intangible assets consisted of the following at December 31, 2018:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Goodwill				$57,831		$57,831
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,327	9,011	316
Technology		7		1,360	765	595
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,259	11,348	911
Total intangible assets other than goodwill				$13,450	$11,348	$2,102

 The following represents a summary of changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 (in thousands):

Balance as of December 31, 2017	$58,021
Foreign currency translation	(190)
Balance as of December 31, 2018	$57,831
Foreign currency translation	104
Balance as of December 31, 2019	$57,935

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2019, 2018 and 2017 was $374,000, $662,000, and $610,000, respectively. Estimated future amortization expense for 2020, 2021 and 2022 is $318,000, $180,000, and $39,000, respectively.

(7)	Income Taxes

For the years ended December 31, 2019, 2018, and 2017, income before income taxes consists of the following:

	2019	2018	2017
	(In thousands)
U.S. Operations	$40,045	$32,056	$32,750
Foreign Operations	474	2,653	1,533
Income before income taxes	$40,519	$34,709	$34,283

Income tax expense consisted of the following components:

	2019	2018	2017
	(In thousands)
Federal:
Current	$5,574	$2,144	$10,947
Deferred	718	1,328	(1,596)
Total	$6,292	$3,472	$9,351

Foreign:
Current	$94	$882	$387
Deferred	33	(178)	704
Total	$127	$704	$1,091

State:
Current	$1,322	$204	$837
Deferred	372	282	61
Total	$1,694	$486	$898

Total	$8,113	$4,662	$11,340

Federal Tax Reform

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted which, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code. Based on the information available, and the current interpretation of the Tax Act, we made a reasonable estimate as of December 31, 2017, and recorded a provisional net tax benefit of $1.9 million related to the remeasurement of the deferred tax assets and liabilities related to the following elements of the Tax Act:

●	Reduction in the U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018.
●	Availability of 100% bonus depreciation on assets placed in service after September 27, 2017.
●	Certain stock compensation plans potentially subject to limitations as to deductibility.

The above items were final as of December 31, 2018, and no material adjustments were made to the provisional amounts recorded as of December 31, 2017.  Under the Tax Act, we were also subject to a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings, payable over eight years.

In addition, as a result of the Tax Act, we determined that we would no longer indefinitely reinvest the earnings of our Canadian subsidiary and recorded the withholding tax of $706,000 associated with this planned repatriation in December 2017. In December 2018, the Canadian subsidiary declared a deemed dividend for $3 million to the Company. Withholding tax of $150,000 was paid in 2018. In 2019, we recorded additional withholding tax of $107,000 for the unremitted Canadian earnings.

The Tax Act subjects a U.S. corporation to tax on its Global Intangible Low Taxed Income (“GILTI”). Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act. Under Generally Accepted Accounting Principles, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. We elected the current period expense method and have not reflected any corresponding deferred tax assets and liabilities associated with the GILTI tax in the table of deferred tax assets and liabilities. GILTI tax has been recorded as current period expense of $13,000 and $40,000 in 2019 and 2018, respectively.

We received notice in December 2019, that we met qualification requirements for the Nebraska Advantage LB312 Act (“NAA”) related to certain investment and full-time equivalent employee thresholds in the year ended 2017. NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. We will receive direct refunds of Nebraska sales tax on qualified property incurred from 2014 to 2023. Investment credits started to accumulate in 2014 and can be earned through 2023. These credits can be claimed against Nebraska income taxes or through sales tax on non-qualified property through 2028. The employment credits are earned from 2017 through 2023, and they can be claimed against Nebraska payroll taxes through 2028. In December, we recorded cumulative adjustments for direct refunds and credits earned through the year ending December 31, 2019, which reduced operating expenses by approximately $1.9 million. In addition, income tax credits for the years 2017 to 2019 of $24,000 were recorded as a reduction to income tax expense.

The difference between our income tax expense as reported in the accompanying consolidated financial statements and the income tax expense that would be calculated applying the U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 pretax income was as follows:

	2019	2018	2017
	(In thousands)
Expected federal income taxes	$8,509	$7,285	$11,999
Foreign tax rate differential	26	146	(131)
State income taxes, net of federal benefit and state tax credits	1,344	376	608
Federal tax credits	(419)	(150)	(130)
Uncertain tax positions	34	90	151
Nondeductible expenses (income) related to recapitalization	(24)	151	504
Share based compensation	(1,579)	(3,041)	(1,564)
Compensation limit for covered employees	--	--	955
Impact of 2017 Tax Act	--	--	(2,415)
Tax depreciation method change	--	(308)	--
Valuation allowance	--	--	535
Withholding tax on repatriation of foreign earnings	107	--	706
GILTI	13	40	--
Other	102	73	122
Total	$8,113	$4,662	$11,340

Deferred tax assets and liabilities at December 31, 2019 and 2018, were comprised of the following:

	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$35	$41
Accrued expenses	537	424
Share based compensation	1,267	1,264
Accrued bonuses	120	198
Foreign tax credit from repatriation	535	535
Other	--	46
Gross deferred tax assets	2,494	2,508
Less valuation allowance	(535)	(535)
Deferred tax assets	1,959	1,973
Deferred tax liabilities:
Prepaid expenses	135	95
Deferred contract costs	990	786
Property and equipment	1,926	1,944
Intangible assets	5,553	4,919
Repatriation withholding	528	505
Unrealized translation gain on intercompany loan	214	--
Other	12	--
Deferred tax liabilities	9,358	8,249
Net deferred tax liabilities	$(7,399)	$(6,276)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not that it will realize the benefits of these deductible differences excluding the foreign tax credit carryforward.

We had an unrecognized tax benefit at December 31, 2019 and 2018, of $592,000 and $554,000, respectively, excluding interest of $7,000 and $6,000 at December 31, 2019 and 2018, respectively. Of these amounts, $515,000 and $482,000 at December 31, 2019 and 2018, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2019 and 2018 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2017	$843
Reductions due to lapse of applicable statute of limitations	(35)
Reductions due to tax positions of prior years	(66)
Reductions due to settlement with taxing authorities	(300)
Additions based on tax positions related to the current year	112
Balance of unrecognized tax benefits at December 31, 2018	$554
Reductions due to lapse of applicable statute of limitations	(43)
Reductions due to tax positions of prior years	--
Reductions due to settlement with taxing authorities	(300)
Additions based on tax positions related to the current year	381
Balance of unrecognized tax benefits at December 31, 2019	$592

We file a U.S. federal income tax return, various state jurisdictions returns and a Canada federal and provincial income tax return. All years prior to 2016 are now closed for US federal income tax and for years prior to 2016 for state income tax returns, and no exposure items exist for these years. The 2015 to 2019 Canada federal and provincial income tax returns remain open to examination.

(8)	Notes Payable

Our long-term debt consists of the following:

	2019	2018
	(In thousands)
Term Loans	$34,281	$37,996
Less: current portion	(4,378)	(3,667)
Less: unamortized debt issuance costs	(108)	(153)
Notes payable, net of current portion	$29,795	$34,176

On April 18, 2018, in connection with the Recapitalization, we entered into a credit agreement (the “Credit Agreement”) with FNB providing for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We used the Term Loan to fund, in part, the cash portion paid to holders of our then-existing class B common stock in connection with the Recapitalization and the accompanying exchange of outstanding share-based awards tied to the class B common stock, as well as for the costs of the Recapitalization. The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit will be used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (3.94% at December 31, 2019). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of December 31, 2019 and 2018, the Line of Credit did not have a balance. The weighted average borrowings on the Line of Credit for year ended December 31, 2019 was $2.4 million. The weighted average interest on borrowings on the Line of Credit for the year ended December 31, 2019 was 4.72%. There have been no borrowings on the Delayed Draw Term Loan since origination.

We paid a one-time fee equal to 0.25% of the amount borrowed under the Term Loan at the closing of the Credit Facilities. We are also obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x. As of December 31, 2019, we were in compliance with our financial covenants.

Scheduled maturities of notes payable at December 31, 2019 are as follows:

2020	$4,418
2021	4,916
2022	5,171
2023	19,776

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur. As described in Note 2, we completed a Recapitalization in April 2018 which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, we accelerated vesting of all outstanding class B share based awards, resulting in accelerated share-based compensation of $331,000 in the year ended December 31, 2018. All outstanding class B share-based awards were then settled for the same stock to cash proportion of the class B common stock described in Note 2, less the exercise price, if any, which approximated the awards’ intrinsic values.

Our 2001 Equity Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of our former class A common stock and 300,000 shares of our former class B common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive Plan, at December 31, 2015, there were no shares of stock available for future grants.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock and, prior to the Recapitalization, 500,000 shares of our former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. Beginning in 2018, on the date of each annual meeting of shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Prior to 2018, on the date of each annual meeting of shareholders, options to purchase 36,000 shares of our former class A common stock and 6,000 shares of our former class B common stock were granted to directors that were elected or retained as a director at such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2019, there were 851,956 shares of Common Stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,148,044 shares of Common Stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock and, prior to the Recapitalization, 300,000 shares of our former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2019, there were 736,492 shares of Common Stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 1,063,508 shares of Common Stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2019 and 2018, we granted options to purchase 100,615 and 116,276 shares of Common Stock, respectively. We granted options to purchase 299,917 shares of our former class A common stock and 49,986 shares of our former class B common stock during 2017. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2019	2018	2017
	Common Stock	Common Stock	Common Stock (former Class A)	Former Class B Common Stock
Expected dividend yield at date of grant	2.60%	2.59%	2.62%	8.06%
Expected stock price volatility	34.01%	32.47%	32.45%	26.75%
Risk-free interest rate	2.38%	2.51%	2.18%	2.18%
Expected life of options (in years)	7.46	7.28	6.80	6.80

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock
Outstanding at December 31, 2018	1,373,209	$15.99
Granted	100,615	$41.64
Exercised	(227,902)	$15.88		$8,280
Forfeited	--	$--
Outstanding at December 31, 2019	1,245,922	$18.08	4.45	$59,631
Exercisable at December 31, 2019	807,537	$14.33	3.02	$41,677

The following table summarizes information related to stock options for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	Common Stock	Common Stock (former Class A)	Common Stock (former Class A)	Former Class B Common Stock
Weighted average grant date fair value of stock options granted	$11.99	$10.02	$5.83	$3.66
Intrinsic value of stock options exercised (in thousands)	$8,280	$10,621	$2,681	$202
Intrinsic value of stock options vested (in thousands)	$1,891	$2,719	$5,258	$787

As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million which was expected to be recognized over a weighted average period of 2.90 years.

There was no cash received from stock options exercised for the year ended December 31, 2019, 2018 or 2017. We recognized $934,000, $1.1 million and $1.2 million of non-cash compensation for the years ended December 31, 2019, 2018, and 2017, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $1.9 million, $3.8 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During 2019 and 2018, we granted 6,005 and 6,793 non-vested shares of Common Stock, respectively, under the 2006 Equity Incentive Plan. No shares were granted during the year ended December 31, 2017. As of December 31, 2019, we had 84,176 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $290,000, $428,000 and $629,000 of non-cash compensation for the years ended December 31, 2019, 2018, and 2017, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $168,000 and $1.3 million for the years ended December 31, 2018 and 2017, respectively. No restricted stock vested during the year end December 31, 2019.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2019:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	78,171	$15.61
Granted	6,005	$38.30
Vested	--	$--
Forfeited	--	$--
Outstanding at December 31, 2019	84,176	$17.23

As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock awards was approximately $411,000 and is expected to be recognized over a weighted average period of 3.03 years.

(10)	Leases

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2019 range from less than one year to 5.7 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the year ended December 31, 2019 included (in thousands):

2019
Operating leases	$781
Finance leases:
Asset amortization	252
Interest on lease liabilities	39
Variable lease cost	86
Short-term lease cost	42
Total net lease cost	$1,200

We recorded rent expense in connection with our operating leases of $779,000 and $869,000 in 2018 and 2017, respectively.

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2019	January 1, 2019
Operating leases:
Operating ROU assets	$1,628	$2,287	(1)

Current operating lease liabilities	524	692	(1)
Noncurrent operating lease liabilities	1,139	1,639	(1)
Total operating lease liabilities	$1,663	$2,331	(1)

(1) Represents the December 31, 2018 balance recorded at implementation of Topic 842

	December 31, 2019	December 31, 2018
Finance leases:
Furniture and equipment	$802	$1,062
Computer Equipment	511	487
Computer Software	207	224
Property and equipment under finance lease, gross	1,520	1,773
Less accumulated amortization	(734)	(839)
Property and equipment under finance lease, net	$786	$934

Current obligations of finance leases	$227	$204
Noncurrent obligations of finance leases	559	676
Total finance lease liabilities	$786	$880

Weighted average remaining lease term (in years):
Operating leases	4.17
Finance leases	3.56

Weighted average discount rate:
Operating leases	4.81%
Finance leases	4.60%

Supplemental cash flow and other information related to leases was as follows (in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$789
Operating cash flows from finance leases	38
Financing cash flows from finance leases	229

ROU assets obtained in exchange for operating lease liabilities	16
ROU assets obtained in exchange for finance lease liabilities	192

Undiscounted payments under non-cancelable finance and operating leases at December 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$257	$591
2021	251	453
2022	204	226
2023	123	246
2024	13	203
Thereafter	--	118
Total minimum lease payments	848	1,837
Less: Amount representing interest	(62)	(174)
Present value of minimum lease payments	786	1,663
Current portion	(227)	(524)
Lease obligations, net of current portion	$559	$1,139

Undiscounted payments under non-cancelable operating leases and finance leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019	$258	$882
2020	241	672
2021	214	564
2022	168	273
2023	85	262
Total minimum lease payments	966
Less: Amount representing interest	(86)
Present value of minimum lease payments	880
Less: Current maturities	(204)
Capital lease obligations, net of current portion	$676

(11)	Related Party

One of our directors also served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) as of December 31, 2019. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $242,000, $200,000 and $248,000 in 2019, 2018 and 2017 respectively.

Mr. Hays, our Chief Executive Officer and director, is an owner of 14% of the equity interest of Nebraska Global Investment Company LLC (“Nebraska Global”).  We, directly or indirectly through our former subsidiary Customer-Connect LLC, purchased certain services from Nebraska Global, primarily consisting of software development services.  The total value of these purchases were $12,500 in 2017.

Mr. Hays personally incurred approximately $538,000 of fees and expenses in connection with exploring our strategic alternatives, including the Recapitalization (see Note 2), for which we reimbursed Mr. Hays in 2017. These fees and expenses were attributable to the evaluation of alternatives and the sourcing and negotiating of financing for the alternatives, all of which we would have directly borne if they had not been advanced by Mr. Hays.

During 2017, we acquired a cost method investment in convertible preferred stock of PX (see Note 4). Also in 2017, we paid $250,000 to acquire certain perpetual content licenses from PX for content we include in certain of our subscription services. We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and receive a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2019, 2018 and 2017 was $578,000, $439,000 and $633,000, respectively. We will no longer earn revenue under this agreement after December 31, 2020.

(12)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $447,000, $396,000 and $350,000 in 2019, 2018 and 2017, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Segment Information

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

The table below presents entity-wide information regarding our revenue and assets by geographic area:

	2019	2018	2017
	(In thousands)
Revenue:
United States	$124,369	$115,451	$112,885
Canada	3,613	4,235	4,674
Total	$127,982	$119,686	$117,559
Long-lived assets:
United States	$78,906	$77,330	$72,562
Canada	2,622	2,291	2,495
Total	$81,528	$79,621	$75,057
Total assets:
United States	$95,668	$91,080	$110,785
Canada	15,017	16,952	16,531
Total	$110,685	$108,032	$127,316

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have no other information to report pursuant to this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees” and “Delinquent Section 16(a) Reports,” respectively, in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. Information with respect to our executive officers appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our associates, including our Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.nrchealth.com, and such Code of Business Conduct and Ethics is available, in print, without charge, to any shareholder who requests it from our Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on our website at www.nrchealth.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2019 Summary Compensation Table,” “Grants of Plan-Based Awards in 2019,” “Outstanding Equity Awards at December 31, 2019,” “2019 Director Compensation,” “Compensation Committee Report,” “Corporate Governance-Transactions with Related Persons” and “CEO Pay Ratio” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2019.

Plan Category Common Shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,245,922	$18.08	1,588,448	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,245,922	$18.08	1,588,448

(1)	Includes our 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 325,081 additional shares of restricted Common Stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 736,492 shares of Common Stock as of December 31, 2019. The Director Plan provides for granting options for 3,000,000 shares of Common Stock. Option awards through December 31, 2019 totaled 2,148,044 shares of Common Stock. No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

(4.3)**	Description of the Securities of the Registrant.

(10.1)

Credit Agreement, dated April 18, 2018, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)].

(10.2)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.3)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.4)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.5)*

Form of Restricted Stock Agreement for executive officers used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 and filed on March 23, 2005 (File No. 000-29466)]

Exhibit Number	Exhibit Description

(10.6)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the National Research Corporation 2001 Equity Incentive Plan[Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.7)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.8)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.9)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.10)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed on April 3, 2002 (File No. 000-29466)]]

(10.11)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

(10.12)* **	Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended

(21)**	Subsidiary of National Research Corporation

(23)**	Consent of Independent Registered Public Accounting Firm

(31.1)**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

*	A management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

None.

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March 2020.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer and Director	March 6, 2020
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 6, 2020
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 6, 2020
Donald M. Berwick

/s/ JoAnn M. Martin	Director	March 6, 2020
JoAnn M. Martin

/s/ Barbara J. Mowry	Director	March 6, 2020
Barbara J. Mowry

/s/ John N. Nunnelly	Director	March 6, 2020
John N. Nunnelly