Form 10-Q
period 2020-03-31
NATIONAL RESEARCH CORP
filed 2020-05-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Common Stock, $.001 par value, outstanding as of April 24, 2020: 25,183,851

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2020

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future value and utility of, and market demand for, our service offerings, our ability to compete successfully in the future, future opportunities for growth with respect to new and existing clients, future acquisition opportunities, future consolidation in the healthcare industry, the future adequacy of our liquidity sources, future revenue sources, future capital expenditures, the future phase out of LIBOR and applicable replacement benchmark rates, the future tax impact of the CARES Act on our financial statements and results, the future impact of the February 2020 cyber-attack and our future collection of insurance proceeds related to such event, and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The likelihood that the COVID-19 pandemic will adversely affect our sales, earnings, financial condition and liquidity;

●	The possibility of non-renewal of our client service contracts and retention of key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we could be subject to cyber-attacks, security breaches or computer viruses; and

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as such section may be updated or supplemented by Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this Report).

Shareholders, potential investors and other readers are urged to consider these and other factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by the federal securities laws.

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,021	$13,517
Trade accounts receivable, less allowance for doubtful accounts of $143 and $144, respectively	17,403	11,639
Prepaid expenses	2,608	2,038
Income taxes receivable	580	69
Insurance receivable	2,771	--
Other current assets	1,556	1,894
Total current assets	34,939	29,157

Net property and equipment	12,655	13,530
Intangible assets, net	1,635	1,728
Goodwill	57,746	57,935
Deferred contract costs, net	4,896	4,204
Operating lease right-of-use assets	1,460	1,628
Other	2,524	2,503
Total assets	$115,855	$110,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,631	$4,378
Accounts payable	655	1,279
Accrued wages, bonus and profit sharing	4,913	6,086
Accrued expenses	4,292	3,408
Income taxes payable	--	366
Dividends payable	5,278	5,239
Deferred revenue	19,111	16,354
Other current liabilities	999	1,045
Total current liabilities	39,879	38,155

Notes payable, net of current portion and unamortized debt issuance costs	28,593	29,795
Deferred income taxes	7,704	7,399
Other long term liabilities	2,382	2,444
Total liabilities	78,558	77,793

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,412,055 in 2020 and 30,151,574 in 2019, outstanding 25,132,001 in 2020 and 24,947,500 in 2019	30	30
Additional paid-in capital	165,631	162,154
Retained earnings (accumulated deficit)	(86,880)	(93,357)
Accumulated other comprehensive loss, foreign currency translation adjustment	(3,333)	(2,209)
Treasury stock, at cost; 5,280,054 Common shares in 2020 and 5,204,074 shares in 2019	(38,151)	(33,726)
Total shareholders’ equity	37,297	32,892
Total liabilities and shareholders’ equity	$115,855	$110,685

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2020	2019

Revenue	$33,860	$31,480

Operating expenses:
Direct, exclusive of depreciation and amortization	12,546	11,654
Selling, general and administrative, exclusive of depreciation and amortization	8,749	7,707
Depreciation and amortization	1,371	1,415
Total operating expenses	22,666	20,776

Operating income	11,194	10,704

Other income (expense):
Interest income	11	6
Interest expense	(465)	(570)
Other, net	630	(280)

Total other income (expense)	176	(844)

Income before income taxes	11,370	9,860

Income tax provision (benefit)	(385)	1,664

Net income	$11,755	$8,196

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.47	$0.33
Diluted Earnings Per Share	$0.46	$0.32

Weighted average shares and share equivalents outstanding:
Basic	24,972	24,766
Diluted	25,725	25,509

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2020	2019

Net income	$11,755	$8,196
Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,124)	$365
Other comprehensive income (loss)	$(1,124)	$365

Comprehensive income	$10,631	$8,561

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 75,980 shares treasury stock	--	--	--	--	(4,425)	(4,425)
Issuance of 260,481 common shares for the exercise of stock options	--	3,145	--	--	--	3,145
Non-cash stock compensation expense	--	332	--	--	--	332
Dividends declared of $0.21 per common share	--	--	(5,278)	--	--	(5,278)
Other comprehensive income, foreign currency translation adjustment	--	--	--	(1,124)	--	(1,124)
Net income	--	--	11,755	--	--	11,755
Balances at March 31, 2020	$30	$165,631	$(86,880)	$(3,333)	$(38,151)	$37,297

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,755	$8,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,371	1,415
Deferred income taxes	348	(25)
Reserve for uncertain tax positions	80	20
Non-cash share-based compensation expense	332	302
Net changes in assets and liabilities:
Trade accounts receivable	(5,886)	(3,934)
Prepaid expenses and other current assets	(165)	(1,004)
Insurance receivable	(2,771)	--
Deferred contract costs, net	(693)	(158)
Operating lease assets and liabilities, net	(4)	3
Accounts payable	(623)	807
Accrued expenses, wages, bonuses and profit sharing	(139)	(1,840)
Income taxes receivable and payable	(886)	1,531
Deferred revenue	2,804	1,987
Net cash provided by operating activities	5,523	7,300

Cash flows from investing activities:
Purchases of property and equipment	(590)	(1,134)
Net cash used in investing activities	(590)	(1,134)

Cash flows from financing activities:
Borrowings on line of credit	--	8,500
Payments on line of credit	--	(6,750)
Payments on notes payable	(959)	(918)
Payments on finance lease obligations	(58)	(57)
Payment of employee payroll tax withholdings on share-based awards exercised	(1,280)	(483)
Payment of dividends on common stock	(5,239)	(17,112)
Net cash used in financing activities	(7,536)	(16,820)

Effect of exchange rate changes on cash	(893)	304
Change in cash and cash equivalents	(3,496)	(10,350)
Cash and cash equivalents at beginning of period	13,517	12,991
Cash and cash equivalents at end of period	$10,021	$2,641

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$445	$520
Income taxes	$70	$147
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$--	$25
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$3,145	$633

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer ("VoC") platform, The Governance Institute, and legacy Experience solutions.

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

Our condensed consolidated balance sheet at December 31, 2019 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020.

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

Revenue Recognition

We derive a majority of our revenues from our annually renewable subscription-based service agreements with our customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 2 for further information about our contracts with customers. We account for revenue using the following steps:

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $1.6 million and $868,000 in the three months ended March 31, 2020 and 2019, respectively. Deferred contract costs, net of accumulated amortization was $4.9 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively. Total amortization by expense classification for the three months ended March 31, 2020 and 2019 was as follows:

	2020	2019
	(In thousands)
Direct expenses	$148	$6
Selling, general and administrative expenses	$743	$683
Total amortization	$891	$689

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $1,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this standard did not impact on our condensed consolidated financial statements. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, determined based on our historical write-off experience, current economic conditions and reasonable and supportable forecasts about the future. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table provides the activity in the allowance for doubtful accounts for the three months ended March 31, 2020 and 2019 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Three months ended March 31, 2020	$144	$20	$35	$14	$143
Three months ended March 31, 2019	$175	$(25)	$22	$10	$138

Leases

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

 Implementation Costs of Hosting Arrangements

When a software license is included in a cloud computing arrangement and we have the ability and feasibility to download the software, it is accounted for as software, included in property and equipment, and amortized. If a software license is not included or we do not have the ability or feasibility to download software included in a cloud computing arrangement, it is accounted for as a service contract, which is expensed to direct expenses or selling, general and administrative expenses during the service period. Effective January 1, 2020, we prospectively adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The adoption did not significantly impact our results of operations and financial position.

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

The following details our financial assets within the fair value hierarchy at March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2020
Money Market Funds	$2,739	$--	$--	$2,739
Total Cash Equivalents	$2,739	$--	$--	$2,739

As of December 31, 2019
Money Market Funds	$3,662	$--	$--	$3,662
Total Cash Equivalents	$3,662	$--	$--	$3,662

There were no transfers between levels during the three-month period ended March 31, 2020.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2020	December 31, 2019
	(In thousands)
Total carrying amount of long-term debt	$33,321	$34,281
Estimated fair value of long-term debt	$35,246	$35,205

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2020, and December 31, 2019, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”). We considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic on each of our reporting units. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an interim impairment test to be performed as it is not more likely than not that an impairment loss has been incurred at March 31, 2020.

Our Canadian reporting unit generates service revenue from a relatively small number of customers with approximately 56.5% of its annual revenue concentrated in one customer contract which currently expires in March 2021. While historically we have been successful in renewing or retaining contracts with our customers, should we be unable to or choose not to renew a significant contract, it would likely result in an impairment of goodwill at this reporting unit. The carrying amount of goodwill related to our Canadian reporting unit at March 31, 2020 was $2.0 million.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. There were no outstanding claims at March 31, 2020.

A sales tax accrual of $775,000 was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. We are working through voluntary disclosure agreements with certain states and will have procedures in place to start collecting and remitting sales tax in June or July of 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In addition, we incurred additional sales tax expense in the first quarter of 2020 of $50,000 and will incur additional expense in the second quarter of 2020, since we will not start collecting sales tax from customers until June or July of 2020.

Recent Accounting Pronouncements Not Yet Adopted

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

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We expect to apply the optional expedient for contract modification to account for the change in the reference rate on impacted credit facilities prospectively by adjusting the effective interest rate.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ending March 31, 2020 and 2019 based on timing of revenue recognition (in thousands):

	2020	2019
Subscription services recognized ratably over time	$30,421	$27,913
Services recognized at a point in time	1,096	1,000
Fixed, non-subscription recognized over time	517	534
Unit price services recognized over time	1,826	2,033
Total revenue	$33,860	$31,480

Our solutions within the digital VoC platform in the three-month periods ending March 31, 2020 and 2019 accounted for 69.1% and 57.8% of total revenue, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2020	December 31, 2019
Accounts receivables	$17,403	$11,639
Contract assets included in other current assets	$116	$103
Deferred Revenue	$(19,111)	$(16,354)

Significant changes in contract assets and contract liabilities during the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	2020		2019
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(6,475)	$-	$(7,289)
Increases due to invoicing of client, net of amounts recognized as revenue	-	9,218	-	9,082
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(69)	-	(32)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		13	-	204
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	81	-	79	-

We applied the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2020 approximated $759,000, of which $671,000 and $88,000 are expected to be recognized during 2020 and 2021, respectively.

(3)	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2020 decreased to a (3.4)% benefit compared to 16.9% expense for the same period in 2019 mainly due to increased tax benefits of $2.6 million from the exercise and vesting of share-based compensation awards partially offset by higher state income taxes due to the requirements to file in more states.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While we continue to evaluate the impact of the CARES Act, we don’t currently believe it will have a material impact on our consolidated financial statements or related disclosures.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Term Loans	$33,321	$34,281
Less: current portion	(4,631)	(4,378)
Less: unamortized debt issuance costs	(97)	(108)
Notes payable, net of current portion	$28,593	$29,795

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (3.61% at March 31, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of March 31, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three months ended March 31, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

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

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to a minimum fixed charge coverage ratio of 1.10x and a maximum cash flow leverage ratio of 3.00x. As of March 31, 2020, we were in compliance with our financial covenants.

(5)	SHARE-BASED COMPENSATION

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2001 Equity Incentive Plan provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of our Common stock. Stock options granted could have been either nonqualified or incentive stock options. Stock options vest over one to five years following the date of grant and option terms are generally five to ten years following the date of grant. Due to the expiration of the 2001 Equity Incentive Plan at December 31, 2015, there were no shares of stock available for future grants.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. Beginning in 2018, on the date of each annual meeting of shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of our Common Stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant.

During the three months ended March 31, 2020 and 2019, we granted options to purchase 48,934 and 73,331 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2020	2019
Expected dividend yield at date of grant	1.83%	2.85%
Expected stock price volatility	33.79%	34.05%
Risk-free interest rate	1.74%	2.48%
Expected life of options (in years)	8	8

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the three-month period ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	1,245,922	$18.08	4.45	$59,631
Granted	48,934	$65.80
Exercised	(260,481)	$12.08		$12,059
Forfeited	--	$--
Outstanding at March 31, 2020	1,034,375	$21.85	5.36	$25,579
Exercisable at March 31, 2020	613,484	$15.16	3.88	$18,600

As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.2 million which was expected to be recognized over a weighted average period of 3.59 years.

There was no cash received from stock options exercised for the three months ended March 31, 2020 and 2019. We recognized $282,000 and $230,000 of non-cash compensation for three months ended March 31, 2020 and 2019, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

During the three months ended March 31, 2019, we granted 6,005 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares were granted during the three months ended March 31, 2020. As of March 31, 2020, we had 49,554 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $50,000 and $73,000 of non-cash compensation for the three months ended March 31, 2020 and 2019, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. During the three months ended March 31, 2020, 34,622 shares vested.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2020:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	84,176	$17.23
Granted	--	--
Vested	(34,622)	13.17
Forfeited	--	$--
Outstanding at March 31, 2020	49,554	$20.06

As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock awards was approximately $361,000 and is expected to be recognized over a weighted average period of 2.91 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the three-month period ended March 31, 2020:

(In thousands)
Balance as of December 31, 2019	$57,935
Foreign currency translation	(189)
Balance as of March 31, 2020	$57,746

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,318	9,338
Technology	1,360	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,250	12,270
Accumulated amortization	(11,806)	(11,733)
Other intangible assets, net	$1,635	$1,728

(7)	PROPERTY AND EQUIPMENT

	March 31, 2020	December 31, 2019
	(In thousands)
Property and equipment	$42,442	$42,078
Accumulated depreciation	(29,787)	(28,548)
Property and equipment, net	$12,655	$13,530

(8)	EARNINGS PER SHARE

Basic net income per share was computed using the weighted-average number of common shares outstanding during the period.

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

We had 47,859 and 137,453 options of Common Stock for the three-month periods ended March 31, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
	(In thousands)
Numerator for net income per share – basic:	$11,755	$8,196
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(23)	(28)
Net income attributable to common shareholders	11,732	8,168
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	24,972	24,766
Net income per share – basic	$0.47	$0.33
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	11,732	8,168
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	24,972	24,766
Weighted average effect of dilutive securities – stock options	753	743
Denominator for diluted earnings per share – adjusted weighted average shares	25,725	25,509
Net income per share - diluted	$0.46	$0.32

(9)	LEASES

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2020 range from less than one year to 5.4 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the three-month period ended March 31, 2020 and 2019 included (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating leases	$171	$204
Finance leases:
Asset amortization	61	61
Interest on lease liabilities	9	12
Variable lease cost	13	20
Short-term lease cost	14	8
Total net lease cost	$268	$305

Supplemental balance sheet information related to leases (in thousands):

	March 31, 2020	December 31 2019
Operating leases:
Operating ROU assets	$1,460	$1,628

Current operating lease liabilities	476	524
Noncurrent operating lease liabilities	1,014	1,139
Total operating lease liabilities	$1,490	$1,663

Finance leases:
Furniture and equipment	$802	$802
Computer Equipment	511	511
Computer Software	207	207
Property and equipment under finance lease, gross	1,520	1,520
Less accumulated amortization	(795)	(734)
Property and equipment under finance lease, net	$725	$786

Current obligations of finance leases	$224	$227
Noncurrent obligations of finance leases	502	559
Total finance lease liabilities	$726	$786

Weighted average remaining lease term (in years):
Operating leases	4.11
Finance leases	3.34

Weighted average discount rate:
Operating leases	4.79%
Finance leases	4.54%

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177	$196
Operating cash flows from finance leases	9	11
Financing cash flows from finance leases	58	57

ROU assets obtained in exchange for operating lease liabilities	--	--
ROU assets obtained in exchange for finance lease liabilities	--	25

Undiscounted payments under non-cancelable operating leases and finance leases at March 31, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder 2020	$188	$410
2021	251	449
2022	204	222
2023	123	242
2024	13	203
Thereafter	--	117
Total minimum lease payments	779	1,643
Less: Amount representing interest	(53)	(153)
Present value of minimum lease payments	726	1,490
Less: Current maturities	(224)	(476)
Lease obligations, net of current portion	$502	$1,014

Undiscounted payments under non-cancelable operating leases and finance leases at December 31, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
2020	$257	$591
2021	251	453
2022	204	226
2023	123	246
2024	13	203
Thereafter	--	118
Total minimum lease payments	848	1,837
Less: Amount representing interest	(62)	(174)
Present value of minimum lease payments	786	1,663
Less: Current maturities	(227)	(524)
Lease obligations, net of current portion	$559	$1,139

(10)	CYBER-ATTACK

We were the target of an external ransomware attack in February 2020 which resulted in a temporary suspension of our services to clients. Since then, we have fully restored our services.

We recorded an insurance receivable of $2.8 million for incremental costs related to the cyber-attack that our insurer has confirmed as reimbursable. We are expecting reimbursement of $2.4 million of this amount in the quarter ending June 30, 2020. We expect the remaining $400,000 of costs to be paid directly by the insurer to our vendors. This $400,000 is also recorded in accrued expenses, since we are the primary obligor of these costs. Due to the attack in the three-month period ended March 31, 2020, we also recognized revenue adjustments decreasing revenue by approximately $280,000 for our estimate of variable consideration related to subscription-based services that could not be performed. In addition, we incurred other expenses related to the incident including but not limited to professional fees and information technology costs amounting to approximately $285,000. These revenue adjustments and costs will be further evaluated and submitted as a loss claim to the insurer. We will record any insurance recovery when it is probable of collection. Due to insurance recoverability, we do not believe the cyber-attack will have a significant impact on our consolidated financial statements.

(11)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continues to serve on the board of directors. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $72,000 and $59,000 in the three-month periods ended March 31, 2020 and 2019, respectively.

One of our directors serves as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. These purchases totaled $478,000 in the three-month period ended March 31, 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended March 31, 2020 and 2019, were $83,000 and $153,000, respectively. We will no longer earn revenue under this agreement after December 31, 2020.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial conditions should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions, recommended social distancing and other guidelines, and temporarily suspended the requirement for certain healthcare organizations to periodically assess the performance of the care they provide (although many providers continue to do so). Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed an indefinite hold on all company related travel. The duration and severity of the COVID-19 pandemic and associated responses on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

We were the target of an external ransomware attack in February 2020 which resulted in a temporary suspension of our services to clients. Since then, we have fully restored our services. A forensic investigation conducted by outside security counsel and a cyber-security forensics expert also determined that there was low probability that any protected health information stored on our systems was compromised in connection with this event. Therefore, based on the investigation and in consultation with counsel we have concluded that this incident was not a reportable “breach” as defined by Health Insurance Portability and Accountability Act or various other state and provincial laws and regulations.

We recorded an insurance receivable of $2.8 million for incremental costs related to the cyber-attack that our insurer has confirmed as reimbursable. Due to the attack in the three-month period ended March 31, 2020, we also recognized revenue adjustments decreasing revenue by approximately $280,000 for our estimate of variable consideration related to subscription-based services that could not be performed. In addition, we incurred other expenses related to the incident including but not limited to professional fees and information technology costs amounting to approximately $285,000. These revenue adjustments and costs will be further evaluated and submitted as a loss claim to the insurer. We will record any insurance recovery when it is probable of collection. Due to insurance recoverability, we do not believe the cyber-attack will have a significant impact on our consolidated financial statements. However, our estimate of variable consideration related to the subscription-based services that could not be performed may change and the incident could adversely affect our retention and sales in the future.

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

	Three months ended
	March 31,
	2020	2019

Revenue:	100.0%	100.0%

Operating expenses:
Direct	37.0	37.0
Selling, general and administrative	25.8	24.5
Depreciation and amortization	4.1	4.5
Total operating expenses	66.9	66.0

Operating income	33.1%	34.0%

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Revenue. Revenue for the three-month period ended March 31, 2020, increased 7.6% to $33.9 million, compared to $31.5 million in the three-month period ended March 31, 2019. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base net of reductions due to the temporary interruption of services resulting from the cyber-attack.

Direct expenses. Direct expenses increased 7.7% to $12.5 million for the three-month period ended March 31, 2020, compared to $11.7 million in the same period in 2019. This was due to decreased variable expenses of $559,000 and an increase in fixed expenses of $1.5 million. Variable expenses decreased due to less postage, printing, and paper costs, primarily resulting from changes in survey methodologies; and decreased contracted board portal costs due to decreased client usage; partially offset by higher conference expenses due to the timing of conferences. Fixed expenses increased primarily as a result of increased salary and benefit costs and contracted services in the customer service and information technology areas, including system restoration costs associated with the cyber-attack. Direct expenses as a percentage of revenue were 37.0% in the three-month periods ended March 31, 2020 and 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.5% to $8.7 million for the three-month period ended March 31, 2020, compared to $7.7 million for the same period in 2019, primarily due to an increase in salary and benefit costs of $516,000, increased software and platform hosting expenses of $177,000, additional legal and accounting costs of $168,000 primarily due to an insurance refund of legal expenses associated with litigation related to our April 2018 recapitalization (the "Recapitalization") in the same period in 2019, higher business insurance costs of $134,000, increased company incentive event costs of $103,000 and increased sales tax expense of $50,000. These were partially offset by lower travel and meals costs of $125,000 due to restricted travel associated with COVID-19. Selling, general and administrative expenses as a percentage of revenue were 25.8% in the three-month periods ended March 31, 2020 and 24.5% for the same period in 2019.

Depreciation and amortization. Depreciation and amortization was $1.4 million for the three-month period ended March 31, 2020 and 2019. Depreciation and amortization expense as a percentage of revenue was 4.1% for the three-month period ended March 31, 2019, and 4.5% for the same period in 2019.

Other income (expense). Other income, net increased to $176,000 for the three-month period ended March 31, 2020, compared to other expense, net of $844,000 for the same period in 2019, primarily due to decreased interest expense and foreign exchange rate changes. Interest expense decreased to $465,000 in 2020 from $570,000 for the same period in 2019 primarily due to the declining balance on our term loan and no borrowings on our line of credit in 2020. Other income increased to $630,000 in 2020 compared to other expense of $280,000 for the same period of 2019 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Income tax provision (benefit). Income tax provision (benefit) was ($385,000) for the three-month period ended March 31, 2020, compared to $1.7 million for the same period in 2019. The effective tax rate for the three-month period ended March 31, 2020 decreased to a (3.4)% benefit compared to 16.9% expense primarily due to increased tax benefits of $2.6 million from the exercise and vesting of share-based compensation awards partially offset by higher state income taxes due to the requirements to file in more states.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our current and expected needs for the foreseeable future.  We believe our working capital deficit has little impact on our liquidity. Cash dividends in the aggregate amount of $5.3 million declared on March 9, 2020 and paid in April 2020 were funded with cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.  No determination has been made to date for the second quarter of 2020.

As of March 31, 2020, our principal sources of liquidity included $10.0 million of cash and cash equivalents, up to $15 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $3.1 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital deficit of $4.9 million and $9.0 million on March 31, 2020 and December 31, 2019, respectively.

The change was primarily due to an increase in trade accounts receivable of $5.8 million, the addition of an insurance receivable of $2.8 million due to the cyber-attack, an increase in prepaid expenses of $570,000, an increase in income taxes receivable of $511,000, a decrease in accrued wages, bonus and profit sharing of $1.2 million and a decrease in accounts payable of $624,000. These were partially offset by an increase in deferred revenue of $2.8 million, an increase in accrued expenses of $900,000 and a decrease in cash and cash equivalents of $3.5 million.

Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Accrued wages, bonus and profit sharing decreased due to the payment of 2019 annual bonuses in the three-month period ended March 31, 2020. Income taxes receivable changed due to the timing of income tax payments. Accounts payable, accrued expenses and prepaid expenses changed due to timing of payment for services and supplies. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of March 31, 2020, and December 31, 2019, were $19.2 million and $16.4 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Provided by operating activities	$5,523	$7,300
Used in investing activities	(590)	(1,134)
Used in financing activities	(7,536)	(16,820)
Effect of exchange rate change on cash	(893)	(304)
Net change in cash and cash equivalents	(3,496)	(10,350)
Cash and cash equivalents at end of period	$10,021	$2,641

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $5.5 million for the three-month period ended March 31, 2020, which included net income of $11.8 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions and share-based compensation and related taxes totaling $2.1 million. Net changes in assets and liabilities decreased cash flows from operating activities by $8.4 million, primarily due to increases in trade accounts receivable, prepaid and other current assets, deferred contract costs, net and insurance receivable due to the cyber-attack, as well as decreases in accounts payable, accrued expenses, wages, bonuses and profit sharing, and income taxes receivable and payable which fluctuate due to the timing of payments of prepaids, accounts payable and accrued expenses, direct and incremental costs directly related to sales and the timing of income tax payments. These decreases to cash flows were partially offset by increases in deferred revenue, which will vary based on the timing and frequency of billings on annual agreements.

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

Cash Flows from Investing Activities

Net cash of $590,000 and $1.1 million was used for investing activities in the three months ended March 31, 2020 and 2019, respectively. These expenditures consisted mainly of computer software classified in property and equipment. We expect similar capital expenditure purchases for the remainder of 2020 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.5 million in the three months ended March 31, 2020. Cash was used to repay borrowings under the term notes totaling $959,000 and for finance lease obligations of $58,000. Cash was also used to pay $5.2 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.3 million.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $893,000 in the three months ended March 31, 2020 and increased cash and cash equivalents by $304,000 in the three months ended March 31, 2019.

Capital Expenditures

Cash paid for capital expenditures was $590,000 for the three months ended March 31, 2020. These expenditures consisted mainly of computer software classified in property and equipment. We expect similar capital expenditure purchases for the remainder of 2020 consisting primarily of computer software and hardware and other equipment to be funded through cash generated from operations.

Debt and Equity

Our credit agreement (the “Credit Agreement”) with FNB provides for (i) a $15,000,000 revolving credit facility (the “Line of Credit”), (ii) a $40,000,000 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchasing our Common Stock and the Line of Credit will be used to fund ongoing working capital needs and other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through April 2020 and $526,362 thereafter, with a balloon payment due at maturity in April 2023. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 225 basis points (3.61% at March 31, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in April 2021. As of March 31, 2020, the Line of Credit did not have a balance. There were no borrowings on the line of credit for the three-month period ended March 31, 2020.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities. We are also required to maintain a maximum cash flow leverage ratio of 3.00x for all testing periods throughout the terms of the Credit Facilities. As of March 31, 2020, we were in compliance with our financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of December 31, 2020 was $726,000.

Shareholders’ equity increased $4.4 million to $37.3 million at March 31, 2020, from $32.9 million at December 31, 2019. The increase was mainly due to net income of $11.8 million and share-based compensation of $332,000. This was partially offset by dividends declared of $5.3 million, share repurchases exceeding the cost of stock options exercised of $1.3 million and changes in the cumulative translation adjustment of $1.1 million.

A sales tax accrual of $775,000 was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. We are working through voluntary disclosure agreements with certain states and will have procedures in place to start collecting and remitting sales tax in June or July of 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In addition, we incurred additional sales tax expense in the first quarter of 2020 of $50,000 and will incur additional expense in the second quarter of 2020, since we will not start collecting sales tax from customers until June or July of 2020.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of March 31, 2020:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,643	$410	$671	$445	$117
Finance leases	779	188	455	136	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	37,449	4,674	12,633	20,142	--
Total	$39,871	$5,272	$13,759	$20,723	$117

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $679,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of March 31, 2020, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. There were no outstanding claims at March 31, 2020.

ITEM 1A.	Risk Factors

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 2:  Management’s Discussion and analysis of Financial Condition and Results of Operations and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, except for the addition of the following risk factor.

We could be negatively impacted by the recent Coronavirus or “COVID-19” outbreak or other similar outbreaks.

The outbreak of COVID-19 has been recognized as a global pandemic by the World Health Organization. Federal, state, local and foreign governments have restricted travel and business operations and recommended or imposed social distancing and isolation mandates. These measures have severely restricted economic activity around the world. These events have had and may continue to have adverse effects on our business in a number of respects.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty.  The current outbreak and continued spread of COVID-19 and associated government mandates and recommendations have resulted in an economic slowdown and  a global recession.  Although the impact on our healthcare clients has varied, the restrictions on movement outside of individuals’ homes has resulted in significantly decreased demand for elective healthcare services, which are a large source of revenue for healthcare providers. These circumstances have resulted in many of our clients experiencing decreased revenues, contracting margins, and cash losses.  Some clients’ cost reducing measures have included  and could continue to include reducing or eliminating the services they purchase from us. While these circumstances did not significantly impact our financial position or results of operations in the first quarter of 2020, the negative impact could continue to increase.

We rely on third-party service providers and business partners, for services or supplies that are critical to providing our clients’ services. These include activities such as internet, cloud data storage, information technology services, and survey related services. These third parties are also subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to provide their services in a timely manner and in accordance with the agreed-upon terms or our agreements, which could interfere with our ability to operate our business.

The COVID-19 pandemic may also have legal or regulatory impacts that have an impact on our business and operations. Historically the Centers for Medicare & Medicaid Services (“CMS”) required certain healthcare organizations to periodically assess, through surveys or related methodologies, the performance of the care they provide. Many of these organizations use our services to comply with this regulatory requirement. However, as a result of the COVID-19 pandemic CMS has suspended the requirement for healthcare organizations to perform these assessments, and some clients have suspended or reduced these services, and others may do so.

In addition, the vast majority of our workforce is now working remotely. Historically we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed an indefinite hold on all company related travel. To date, we are still capable of providing our services without interruption and without significant changes to our internal control over financial reporting. However, an extended period of associates working remotely and restrictions on travel may interfere with our ability to conduct business, including our ability to sell our products or develop new products.

Furthermore, COVID-19 has negatively impacted the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. In particular, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets which increases the cost of capital and adversely impacts access to capital. If we need to seek additional liquidity in response to some of the economic and business impacts of COVID-19, these circumstances could increase our cost of capital or limit the extent to which capital is available to us.

The impact of the COVID-19 pandemic (or any future pandemic or similar event) on our business will depend on a variety of factors, including the duration and spread of the outbreak in the United States and Canada, the associated government and industry mandates and practices, the economic and regulatory impacts on our clients and the markets in which we operate, the policies we implement, and the response of our associates and clients to these factors, all of  which are difficult to predict. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.  For these and other reasons, the outbreak and associated responses have negatively affected and are expected to continue to affect our business, and the impact could be material.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our Common Stock during the quarter ended March 31, 2020.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
1/1/2020-1/31/2020	10,962	$65.80	--	280,491
2/1/2020-2/29/2020	--	--	--	280,491
3/1/2020-3/31/2020	--	--	--	280,491
Total	10,962	$65.80	--	280,491

(1)

Represents shares of Common Stock that were owned by an associate and surrendered to us as payment of the exercise price for, and to satisfy tax withholding obligations in connection with, the exercise of stock options.

(2)

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended March 31, 2020. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

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

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.1 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2020 and filed on March 23, 2020 (File No. 001-35929)]

(4.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(4.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.1 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2020 and filed on March 23, 2020 (File No. 001-35929)]

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)*

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: May 8, 2020	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)