Form 10-Q
period 2020-06-30
NATIONAL RESEARCH CORP
filed 2020-08-07
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Common Stock, $.001 par value, outstanding as of July 28, 2020: 25,241,049

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2020

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future value and utility of, and market demand for, our service offerings, our ability to compete successfully in the future, future opportunities for growth with respect to new and existing clients, future acquisition opportunities, future consolidation in the healthcare industry, the future adequacy of our liquidity sources, future revenue sources, future capital expenditures, the future phase out of LIBOR and applicable replacement benchmark rates, future impact of the February 2020 ransomware attack and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,957	$13,517
Trade accounts receivable, less allowance for doubtful accounts of $143 and $144, respectively	19,882	11,639
Prepaid expenses	2,823	2,038
Income taxes receivable	272	69
Other current assets	1,763	1,894
Total current assets	36,697	29,157

Net property and equipment	12,355	13,530
Intangible assets, net	1,541	1,728
Goodwill	57,829	57,935
Deferred contract costs, net	4,582	4,204
Operating lease right-of-use assets	1,312	1,628
Other	2,465	2,503
Total assets	$116,781	$110,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$3,966	$4,378
Accounts payable	957	1,279
Accrued wages, bonus and profit sharing	6,830	6,086
Accrued expenses	2,925	3,408
Income taxes payable	308	366
Dividends payable	-	5,239
Deferred revenue	16,275	16,354
Other current liabilities	1,007	1,045
Total current liabilities	32,268	38,155

Notes payable, net of current portion and unamortized debt issuance costs	28,627	29,795
Deferred income taxes	7,727	7,399
Other long term liabilities	2,585	2,444
Total liabilities	71,207	77,793

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,553,546 in 2020 and 30,151,574 in 2019, outstanding 25,235,123 in 2020 and 24,947,500 in 2019	31	30
Additional paid-in capital	167,808	162,154
Retained earnings (accumulated deficit)	(79,165)	(93,357)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,872)	(2,209)
Treasury stock, at cost; 5,318,423 Common shares in 2020 and 5,204,074 shares in 2019	(40,228)	(33,726)
Total shareholders’ equity	45,574	32,892
Total liabilities and shareholders’ equity	$116,781	$110,685

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$31,166	$31,414	$65,026	$62,894

Operating expenses:
Direct	11,634	11,506	24,180	23,160
Selling, general and administrative	8,852	8,319	17,600	16,026
Depreciation and amortization	1,405	1,440	2,777	2,855
Total operating expenses	21,891	21,265	44,557	42,041

Operating income	9,275	10,149	20,469	20,853

Other income (expense):
Interest income	2	8	13	14
Interest expense	(450)	(533)	(914)	(1,103)
Other, net	(270)	(139)	360	(419)

Total other income (expense)	(718)	(664)	(541)	(1,508)

Income before income taxes	8,557	9,485	19,928	19,345

Provision for income taxes	842	2,092	458	3,756

Net income	$7,715	$7,393	$19,470	$15,589

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.31	$0.30	$0.78	$0.63
Diluted Earnings Per Share	$0.30	$0.29	$0.76	$0.61

Weighted average shares and share equivalents outstanding:
Basic	25,148	24,789	25,060	24,777
Diluted	25,680	25,586	25,702	25,549

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$7,715	$7,393	$19,470	$15,589
Other comprehensive income:
Foreign currency translation adjustment	461	255	(663)	620
Other comprehensive income	$461	$255	$(663)	$620

Comprehensive Income	$8,176	$7,648	$18,807	$16,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 75,980 shares treasury stock	--	--	--	--	(4,425)	(4,425)
Issuance of 260,481 common shares for the exercise of stock options	--	3,145	--	--	--	3,145
Non-cash stock compensation expense	--	332	--	--	--	332
Dividends declared of $0.21 per common share	--	--	(5,278)	--	--	(5,278)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	(1,124)	--	(1,124)
Net income	--	--	11,755	--	--	11,755
Balances at March 31, 2020	$30	$165,631	$(86,880)	$(3,333)	$(38,151)	$37,297
Purchase of 38,369 shares treasury stock	--	--	--	--	(2,077)	(2,077)
Issuance of 148,284 common shares for the exercise of stock options	1	2,036	--	--	--	2,037
Forfeitures of 6,793 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	141	--	--	--	141
Other comprehensive income, foreign currency translation adjustment	--	--	--	461	--	461
Net income	--	--	7,715	--	--	7,715
Balances at June 30, 2020	$31	$167,808	$(79,165)	$(2,872)	$(40,228)	$45,574

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock (formerly Class A)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2018	$30	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 28,657 shares treasury stock	--	--	--	--	(1,116)	(1,116)
Issuance of 86,247 common shares for the exercise of stock options	--	633	--	--	--	633
Issuance of 6,005 restricted common shares, net of (forfeitures)	--	--	--	--	--	--
Non-cash stock compensation expense	--	302	--	--	--	302
Dividends declared of $0.19 per common share	--	--	(4,724)	--	--	(4,724)
Other comprehensive income, foreign currency translation adjustment	--	--	--	365	--	365
Net income	--	--	8,196	--	--	8,196
Balances at March 31, 2019	$30	$158,247	$(102,867)	$(2,551)	$(30,120)	$22,739
Purchase of 2,977 shares treasury stock	--	--	--	--	(137)	(137)
Issuance of 18,000 common shares for the exercise of stock options	--	137	--	--	--	137
Non-cash stock compensation expense	--	307	--	--	--	307
Dividends declared of $0.19 per common share	--	--	(4,727)	--	--	(4,727)
Other comprehensive income, foreign currency translation adjustment	--	--	--	255	--	255
Net income	--	--	7,393	--	--	7,393
Balances at June 30, 2019	$30	$158,691	$(100,201)	$(2,296)	$(30,257)	$25,967

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$19,470	$15,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,777	2,855
Deferred income taxes	328	472
Reserve for uncertain tax positions	143	(251)
Non-cash share-based compensation expense	473	609
Loss on disposal of property and equipment	-	40
Net changes in assets and liabilities:
Trade accounts receivable	(8,382)	(3,088)
Prepaid expenses and other current assets	(557)	118
Deferred contract costs, net	(379)	(259)
Operating lease assets and liabilities, net	(1)	(4)
Accounts payable	(338)	432
Accrued expenses, wages, bonuses and profit sharing	713	(222)
Income taxes receivable and payable	(263)	(881)
Deferred revenue	(81)	696
Net cash provided by operating activities	13,903	16,106

Cash flows from investing activities:
Purchases of property and equipment	(1,427)	(2,280)
Net cash used in investing activities	(1,427)	(2,280)

Cash flows from financing activities:
Borrowings on line of credit	-	16,500
Payments on line of credit	-	(15,500)
Payments on notes payable	(1,600)	(1,837)
Payments on finance lease obligations	(124)	(161)
Proceeds from the exercise of stock options	538	-
Payment of employee payroll tax withholdings on share-based awards exercised	(1,859)	(483)
Payment of dividends on common stock	(10,517)	(21,837)
Net cash used in financing activities	(13,562)	(23,318)

Effect of exchange rate changes on cash	(474)	521
Change in cash and cash equivalents	(1,560)	(8,971)
Cash and cash equivalents at beginning of period	13,517	12,991
Cash and cash equivalents at end of period	$11,957	$4,020

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$884	$1,066
Income taxes	$261	$4,404
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$105	$167
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$4,644	$770

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together, consideration in one contract depends on another contract, or services in one or more contracts are a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $599,000 and $741,000 in the three months ended June 30, 2020 and 2019, respectively. The company deferred incremental costs of obtaining a contract of $2.2 million and $1.6 million in the six-month periods ended June 30, 2020 and 2019, respectively. Deferred contract costs, net of accumulated amortization was $4.6 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively. Total amortization by expense classification for the three and six-months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six month ended June 30, 2020	Six months ended June 30, 2019
	(In thousands)
Direct Expenses	$60	$13	$178	$19
Selling, general and administrative expenses	851	628	1,624	1,309
Total amortization	$911	$641	$1,802	$1,328

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $3,000 and $1,000 for the three months ended June 30, 2020 and 2019, respectively and $4,000 and $21,000 in the six months ended June 30, 2020 and 2019, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this standard did not have an impact on our condensed consolidated financial statements. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, determined based on our historical write-off experience, current economic conditions and reasonable and supportable forecasts about the future. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Some billing and collections efforts were delayed due to the security incident in the first quarter until we received the forensic report in the second quarter, resulting in an increase in accounts receivable. Additionally, the COVID-19 pandemic has also resulted in an increase in accounts receivables as some clients have delayed payments and some invoicing was deferred during the second quarter of 2020 due to our clients’ cash-flow issues.

The following table provides the activity in the allowance for doubtful accounts for the six months ended June 30, 2020 and 2019 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Six months ended June 30, 2020	$144	$40	$62	$21	$143
Six months ended June 30, 2019	$176	$(25)	$37	$10	$124

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

The following details our financial assets within the fair value hierarchy at June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2020
Money Market Funds	$3,067	$-	$-	$3,067
Total Cash Equivalents	$3,067	$-	$-	$3,067

As of December 31, 2019
Money Market Funds	$3,662	$-	$-	$3,662
Total Cash Equivalents	$3,662	$-	$-	$3,662

There were no transfers between levels during the three-month period ended June 30, 2020.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2020	December 31, 2019
	(In thousands)
Total carrying amount of long-term debt	$32,681	$34,281
Estimated fair value of long-term debt	$35,293	$35,205

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2020, and December 31, 2019, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”). We considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on each of our reporting units. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an interim impairment test to be performed as it is not more likely than not that an impairment loss has been incurred at June 30, 2020.

Our Canadian reporting unit generates service revenue from a relatively small number of customers with approximately 62.2% of its annual revenue concentrated in one customer contract which currently expires in March 2021. While historically we have been successful in renewing or retaining contracts with our customers, should we be unable to or choose not to renew a significant contract, it would likely result in an impairment of goodwill at this reporting unit. The carrying amount of goodwill related to our Canadian reporting unit at June 30, 2020 was $2.3 million.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. There were no outstanding claims at June 30, 2020.

A sales tax accrual of $775,000 was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. In addition, we incurred additional sales tax expense in the three and six-month periods ended June 30, 2020 of $8,000 and $58,000, respectively. We are working through voluntary disclosure agreements with certain states and began remitting sales tax in the second quarter of 2020. We began collecting sales tax in July 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In July 2020, we received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, will be reversing $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020.

We received $2.4 million in insurance recoveries in the three-month period ended June 30, 2020, and $400,000 was paid directly to certain vendors from the insurer related to the February incident. These were recorded in selling general and administrative expenses. A final loss claim was submitted to insurance during the three-month period ended June 30, 2020, and an insurance recovery will be recorded when it is probable of collection. Due to insurance recoveries, the February incident has not had and we do not expect it to have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). Among other clarifications and simplifications related to income tax accounting, this ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  We believe the adoption will not significantly impact our results of operations and financial position.

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

The following table disaggregates revenue for the three and six-month periods ending June 30, 2020 and 2019 based on timing of revenue recognition (in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Subscription services recognized ratably over time	$29,572	$27,918	$59,993	$55,831
Services recognized at a point in time	191	1,625	1,287	2,625
Fixed, non-subscription recognized over time	158	506	675	1,040
Unit price services recognized over time	1,245	1,365	3,071	3,398
Total revenue	$31,166	$31,414	$65,026	$62,894

Our solutions within the digital VoC platform accounted for 72.9% and 62.1% of total revenue, in the three-month periods ending June 30, 2020 and 2019, respectively, and 70.9% and 60.0% of total revenue in the six-month periods ending June 30, 2020 and 2019, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2020	December 31, 2019
Accounts receivables	$19,882	$11,639
Contract assets included in other current assets	$120	$103
Deferred Revenue	$(16,275)	$(16,354)

Significant changes in contract assets and contract liabilities during the three and six-months ended June 30, 2020 and 2019 are as follows (in thousands):

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(11,934)	$-	$(12,226)
Increases due to invoicing of client, net of amounts recognized as revenue	-	11,821	-	12,751
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(85)	-	(46)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		34		219
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	102	-	223	-

We applied the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2020 approximated $281,000, of which $161,000 and $120,000 are expected to be recognized during 2020 and 2021, respectively.

(3)	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2020 decreased to 9.8% compared to 22.1% for the same period in 2019 and for the six-month period ended June 30, 2020 decreased to 2.3% compared to 19.4% for the same period in 2019 primarily from the exercise and vesting of shared-based compensation awards partially offset by higher state income taxes since we are filing in more states.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $237,000 of employer social security tax payments into future years. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Term Loans	$32,681	$34,281
Less: current portion	(3,966)	(4,378)
Less: unamortized debt issuance costs	(88)	(108)
Notes payable, net of current portion	$28,627	$29,795

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on May 28, 2020 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes. The amendment increased the Line of Credit from $15,000,000 to $30,000,000.

The amended Term Loan revised the remaining payments for the existing balance outstanding of $33,002,069 to monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.43% at June 30, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three and six-month periods ended June 30, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions.. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities.

As of June 30, 2020, we were in compliance with our financial covenants.

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

During the six months ended June 30, 2020 and 2019, we granted options to purchase 70,471 and 100,615 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2020	2019
Expected dividend yield at date of grant	1.84%	2.60%
Expected stock price volatility	33.62%	34.01%
Risk-free interest rate	1.35%	2.38%
Expected life of options (in years)	7.4	7.5

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the six-month period ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	1,245,922	$18.08	4.45	$59,631
Granted	70,471	$62.23
Exercised	(408,765)	$12.68		$17,810
Forfeited	(15,490)	$48.42
Outstanding at June 30, 2020	892,138	$23.51	5.77	$31,281
Exercisable at June 30, 2020	492,484	$17.55	4.58	$20.022

As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.1 million which was expected to be recognized over a weighted average period of 3.2 years.

There was $538,000 of cash received from stock options exercised for the three months ended June 30, 2020 and no cash was received from the exercise of options in the same period of 2019. We recognized $216,000 and $235,000 of non-cash compensation for three months ended June 30, 2020 and 2019, respectively, and $498,000 and $464,000 of non-cash compensation for the six months ended June 30, 2020 and 2019, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

During the six months ended June 30, 2019, we granted 6,005 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares were granted during the six months ended June 30, 2020. As of June 30, 2020, we had 42,761 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized ($75,000) and $73,000 of non-cash compensation for the three months ended June 30, 2020 and 2019, respectively, and ($26,000) and $145,000 of non-cash compensation for the six months ended June 30, 2020 and 2019, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. During the six months ended June 30 2020, 34,622 shares vested and 6,793 shares were forfeited.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2020:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	84,176	$17.23
Granted	-	-
Vested	(34,622)	13.17
Forfeited	(6,793)	$36.80
Outstanding at June 30, 2020	42,761	$17.40

As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock awards was approximately $187,000 and is expected to be recognized over a weighted average period of 3.05 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the six-month period ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$57,935
Foreign currency translation	(106)
Balance as of June 30, 2020	$57,829

Intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,326	9,338
Technology	1,360	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,258	12,270
Accumulated amortization	(11,908)	(11,733)
Other intangible assets, net	$1,541	$1,728

(7)	PROPERTY AND EQUIPMENT

	June 30, 2020	December 31, 2019
	(In thousands)
Property and equipment	$43,477	$42,078
Accumulated depreciation	(31,122)	(28,548)
Property and equipment, net	$12,355	$13,530

(8)	EARNINGS PER SHARE

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

We had 57,719 and 83,225 options of Common Stock for the three-month periods ended June 30, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 52,789 and 143,247 options of Common Stock for the six-month periods ended June 30, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for net income per share – basic:	$7,715	$7,393	$19,470	$15,589
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(15)	(25)	(38)	(53)
Net income attributable to common shareholders	7,700	7,368	19,432	15,536
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,148	24,789	25,060	24,777
Net income per share – basic	$0.31	$0.30	$0.78	$0.63
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	7,700	7,368	19,432	15,536
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,148	24,789	25,060	24,777
Weighted average effect of dilutive securities – stock options	532	797	642	772
Denominator for diluted earnings per share – adjusted weighted average shares	25,680	25,586	25,702	25,549
Net income per share - diluted	$0.30	$0.29	$0.76	$0.61

(9)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continues to serve on the board of directors of Ameritas. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $42,000 and $67,000 in the three-month periods ended June 30, 2020 and 2019, respectively and $114,000 and $127,000 in the six-month periods ended June 30, 2020 and 2019, respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. These purchases totaled $478,000 in the three and six-month periods ended June 30, 2020, respectively.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement was $83,000 and $170,000 in the three-month periods ended June 30, 2020 and 2019, respectively, and $166,000 and $323,000 in six-month periods ended June 30, 2020 and 2019, respectively. We will no longer earn revenue under this agreement after June 30, 2021.

(10)	SEGMENT INFORMATION

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

	June 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets:
United States	$77,621	$78,906
Canada	2,463	2,622
Total	$80,084	$81,528
Total assets:
United States	$101,134	$95,668
Canada	15,647	15,017
Total	$116,781	$110,685

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions, recommended social distancing and other guidelines, and temporarily suspended the requirement for certain healthcare organizations to periodically assess the performance of the care they provide (although many providers continue to do so). Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed an indefinite hold on all company related travel. The duration and severity of the COVID-19 pandemic and associated responses on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Some clients cost reducing measures have included and could continue to include reducing or eliminating the services they purchase from us. Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

We received $2.4 million in insurance recoveries in the three-month period ended June 30, 2020, and $400,000 was paid directly to certain vendors from the insurer related to the February incident. These were recorded in selling general and administrative expenses. A final loss claim was submitted to insurance during the three-month period ended June 30, 2020, and an insurance recovery will be recorded when it is probable of collection. Due to insurance recoveries, the February incident has not had and we do not expect it to have a significant impact on our consolidated financial statements or liquidity.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	37.3	36.6	37.2	36.8
Selling, general and administrative	28.4	26.5	27.1	25.5
Depreciation and amortization	4.5	4.6	4.3	4.5
Total operating expenses	70.2	67.7	68.6	66.8

Operating income	29.8%	32.3%	31.4%	33.2%

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Revenue. Revenue for the three-month period ended June 30, 2020, decreased 0.8% to $31.2 million, compared to $31.4 million, in the three-month period ended June 30, 2019. The decrease was due to revenue reductions from COVID-19 as some clients have reduced or eliminated services they purchase from us as cost reducing measures, partially offset by growth in overall contract value.

Direct expenses. Direct expenses increased 1.1% to $11.6 million for the three-month periods ended June 30, 2020, compared to $11.5 million for the same period in 2019. This was due to an increase in fixed expenses of $1.1 million, partially offset by a decrease in variable expenses of $1.0 million. Fixed expenses increased primarily as a result of increased salary and benefit costs and contracted services in the customer service and information technology areas partially offset by lower travel and meal costs due to restricted travel associated with COVID-19. Variable expenses decreased due to less postage, printing, and paper costs, primarily resulting from increased use of digital survey methodologies and decreased conference expenses due to rescheduling of a conference on account of COVID-19. Direct expenses as a percentage of revenue were 37.3% in the three-month period ended June 30, 2020 and 36.6% for the same period in 2019 as expenses increased by 1.1% while revenue for the same period decreased by 0.8% in the June 30, 2020 period compared to the same period in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.4% to $8.9 million for the three-month period ended June 30, 2020, compared to $8.3 million for the same period in 2019, primarily due to an increase in salary and benefit costs of $487,000, increased software and platform hosting expenses of $382,000, additional contracted services of $125,000, increased company incentive event costs of $75,000, higher building repair costs of $41,000 and increased business insurance costs of $34,000. These were partially offset by lower travel and meals costs of $447,000 due to restricted travel associated with COVID-19 and lower marketing costs of $161,000. Selling, general and administrative expenses as a percentage of revenue were 28.4% in the three-month periods ended June 30, 2020 and 26.5% for the same period in 2019 as expenses increased by 6.4% and revenue decreased by 0.8% in the June 30, 2020 period compared to the same period in 2019.

Depreciation and amortization. Depreciation and amortization was $1.4 million for the three-month period ended June 30, 2020 and 2019. Depreciation and amortization expense as a percentage of revenue was 4.5% for the three-month period ended June 30, 2020, and 4.6% for the same period in 2019.

Other income (expense). Other expense, net increased to $718,000 for the three-month period ended June 30, 2020, compared to other expense, net of $664,000 for the same period in 2019, primarily due to foreign exchange rate changes, partially offset by decreased interest expense. Interest expense decreased to $450,000 in the 2020 period from $533,000 for the same period in 2019 primarily due to the declining balance on our Term Loan and no borrowings on our Line of Credit during the 2020 period. Other non-interest expense increased to $270,000 in the 2020 period compared to other expense of $139,000 for the same period of 2019 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Income tax provision. Income tax provision was $842,000 for the three-month period ended June 30, 2020, compared to $2.1 million for the same period in 2019. The effective tax rate for the three-month period ended June 30, 2020 decreased to 9.8% compared to 22.1% primarily due to increased tax benefits of $1.1 million from the exercise and vesting of share-based compensation awards, partially offset by higher state income taxes since we are filing in more states.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Revenue. Revenue for the six-month period ended June 30, 2020, increased 3.4% to $65.0 million, compared to $62.9 million in the six-month period ended June 30, 2019. The increase was due to new customer sales, as well as increases in sales to the existing client base. Revenue growth was partially offset by revenue reductions due to COVID-19 as some clients have reduced or eliminated the services they purchase from us as cost reducing measures.

Direct expenses. Direct expenses increased 4.4% to $24.2 million for the six-month period ended June 30, 2020, compared to $23.2 million in the same period in 2019. This was due to an increase in fixed expenses of $2.6 million, partially offset by a decrease in variable expenses of $1.6 million. Fixed expenses increased primarily as a result of increased salary and benefit and contracted services costs in the customer service and information technology areas, partially offset by decreased travel and meal costs due to restricted travel from COVID-19. Variable expense decreased mainly due to less postage, printing and paper costs due to lower volumes and increased use of digital survey methodologies. Direct expenses increased as a percentage of revenue to 37.2% in the six-month period ended June 30, 2020, compared to 36.8% during the same period of 2019, as expenses increased by 4.4% while revenue for the same period increased by 3.4%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.8% to $17.6 million for the six-month period ended June 30, 2020, compared to $16.0 million for the same period in 2019, primarily due to an increase in salary and benefit costs of $1.0 million, an increase in software license fees and platform hosting expenses of $558,000, an increase in company incentive event costs of $178,000, an increase in business insurance costs of $168,000, additional legal and accounting costs of $156,000 primarily due to an insurance refund of legal expenses associated with litigation related to our April 2018 recapitalization (the “Recapitalization”) in the same period in 2019, an increase in contracted services of $130,000, higher bad debt expense of $65,000 and sales tax expense of $58,000. These were partially offset by a decrease in travel and meals costs of $572,000 due to restricted travel associated with COVID-19 and a decrease in marketing costs of $184,000. Selling, general, and administrative expenses increased as a percentage of revenue to 27.1% for the six-month period ended June 30, 2020, from 25.5% for the same period in 2019 as expenses increased by 9.8% while revenue increased by 3.4% in the 2020 period compared to the 2019 period.

Depreciation and amortization. Depreciation and amortization expenses decreased 2.7% to $2.8 million for the six-month period ended June 30, 2020, compared to $2.9 million for the same period in 2019, due to decreased depreciation from computer equipment investments. Depreciation and amortization expenses as a percentage of revenue were 4.3% for the six-month period ended June 30, 2020 and 4.5% for the same period in 2019.

Other income (expense). Other expense, net decreased to $541,000 for the six-month period ended June 30, 2020, compared to $1.5 million of other expense, net for the same period in 2019. Interest expense decreased $190,000 primarily due to the declining balance on our Term Loan and no borrowings on our Line of Credit during the 2020 period. Other non-interest income(expense), net changed to other income of $360,000 for the six-month period ended June 30, 2020 compared to other expense of $779,000 for the same period in 2019 primarily due to revaluation of intercompany transactions for changes in the foreign exchange rates.

Income tax provision. Income tax provision was $458,000 for the six-month period ended June 30, 2020, compared to $3.8 million for the same period in 2019. The effective tax rate for the six-month period ended June 30, 2020, decreased to a 2.3% effective tax rate from a 19.4% effective tax rate for the same period in 2019 primarily due to increased tax benefits of $3.7 million from the exercise and vesting of share-based compensation awards, partially offset by higher state income taxes since we are filing in more states.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our current and expected needs for the foreseeable future.  Cash dividends in the aggregate amount of $10.5 million paid in the six-month period ended June 30, 2020 were funded with cash on hand. No dividends were declared in the three-month period ended June 30, 2020. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

As of June 30, 2020, our principal sources of liquidity included $12.0 million of cash and cash equivalents, up to $30 million of unused borrowings under our Line of Credit and up to $15 million on our Delayed Draw Term Loan. Of this cash, $3.3 million was held in Canada. On May 28, 2020, the credit agreement with FNB was amended. As part of this amendment the Line of Credit was expanded from $15 million to $30 million. The Delayed Draw Term Loan can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital balance of $4.4 million and deficit of $9.0 million on June 30, 2020 and December 31, 2019, respectively. The change was primarily due to increases in trade accounts receivable of $8.2 million, prepaid expenses of $784,000, and income taxes receivable of $198,000; and decreases in dividends payable of $5.2 million, accrued expenses of $483,000, current portion of notes payable of $412,000 and accounts payable of $322,000. These were partially offset by decrease in cash and cash equivalents of $1.6 million and an increase in accrued wages, bonus and profit sharing of $744,000.

Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. The COVID-19 pandemic has also resulted in an increase in accounts receivables as some clients have delayed payments and some invoicing was deferred during the second quarter of 2020 due to our clients’ cash-flow issues. Accrued wages, bonus and profit sharing increased due to increased payroll accruals. Income taxes receivable changed due to the timing of income tax payments. Accounts payable, accrued expenses and prepaid expenses changed due to timing of payment for services and supplies. Dividends payable varies due to the timing of dividends being declared and paid. The current portion of notes payable decreased due to the changes in the payment terms due to amending the Term Loan. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of June 30, 2020, and December 31, 2019, were $16.3 million and $16.4 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. We typically invoice clients for services before they have been completed. Billed amounts are recorded as billings in excess of revenue earned, or deferred revenue, on our consolidated financial statements, and are recognized as income when earned. In addition, when work is performed in advance of billing, we record this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed, respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,

	2020	2019
	(In thousands)
Provided by operating activities	$13,903	$16,106
Used in investing activities	(1,427)	(2,280)
Used in financing activities	(13,562)	(23,318)
Effect of exchange rate change on cash	(474)	521
Net change in cash and cash equivalents	(1,560)	(8,971)
Cash and cash equivalents at end of period	$11,957	$4,020

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $13.9 million for the six-month period ended June 30, 2020, which included net income of $19.5 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions and share-based compensation and related taxes totaling $3.7 million. Net changes in assets and liabilities decreased cash flows from operating activities by $9.3 million, primarily due to increases in trade accounts receivable, prepaid and other current assets, and deferred contract costs, as well as decreases in accounts payable, income taxes receivable and payable, which fluctuate due to the timing of payments of prepaids, accounts payable, accrued expenses, direct and incremental costs directly related to sales and timing of income tax payments. Deferred revenue also decreased, which will vary based on the timing and frequency of billings on annual agreements. These decreases to cash flows were partially offset by increases in accrued expenses, wages, bonuses, and profit sharing.

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

Cash Flows from Investing Activities

Net cash of $1.4 million and $2.3 million was used for investing activities in the six months ended June 30, 2020 and 2019, respectively. These expenditures consisted mainly of computer software classified in property and equipment. We expect similar capital expenditure purchases for the remainder of 2020, consisting primarily of computer software and hardware and other equipment, to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.6 million in the six months ended June 30, 2020. Cash was used to repay borrowings under the term notes totaling $1.6 million and for finance lease obligations of $124,000. Cash was also used to pay $10.5 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. These decreases to cash flows were partially offset by proceeds from the exercise of stock options of $538,000.

Net cash used in financing activities was $23.3 million in the six months ended June 30, 2019. Cash was used to repay borrowings on the Line of Credit of $15.5 million, repay borrowings under the Term Loan totaling $1.8 million, and for finance lease obligations of $161,000. Cash was also used to pay $21.8 million of dividends on common stock, and to pay payroll tax withholdings related to share-based compensation of $483,000. Cash was provided from proceeds of the Line of Credit of $16.5 million.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $474,000 in the six months ended June 30, 2020 and increased cash and cash equivalents by $521,000 in the six months ended June 30, 2019.

Capital Expenditures

Cash paid for capital expenditures was $1.4 million for the six months ended June 30, 2020. These expenditures consisted mainly of computer software classified in property and equipment. We expect slightly higher capital expenditure purchases for the remainder of 2020 consisting primarily of computer software and hardware and building improvements to be funded through cash generated from operations.

Debt and Equity

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on May 28, 2020 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes. The amendment increased the Line of Credit from $15,000,000 to $30,000,000.

The amended Term Loan revised the remaining payments for the existing balance outstanding of $33,002,069 to monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.43% at June 30, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three and six-month periods ended June 30, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of June 30, 2020, we were in compliance with our financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of June 30, 2020 was $767,000.

Shareholders’ equity increased $12.7 million to $45.6 million at June 30, 2020, from $32.9 million at December 31, 2019. The increase was mainly due to net income of $19.5 million and share-based compensation of $473,000. This was partially offset by dividends declared of $5.3 million, share repurchases exceeding the cost of stock options exercised of $1.3 million and changes in the cumulative translation adjustment of $663,000.

A sales tax accrual of $775,000 was recorded in 2019 after we became aware that a state sales tax liability was both probable and estimable as of December 31, 2019, due to sales taxes that should have been collected from customers in 2019 and certain previous years. In addition, we incurred additional sales tax expense in the three and six-month periods ended June 30, 2020 of $8,000 and $58,000, respectively. We are working through voluntary disclosure agreements with certain states and began remitting sales tax in the second quarter of 2020. We began collecting sales tax in July 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates. In July 2020, we received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, will be reversing $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of June 30, 2020:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,643	$410	$671	$445	$117
Finance leases	779	188	455	136	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	38,322	2,777	11,112	11,112	13,321
Total	$40,744	$3,375	$12,238	$11,693	$13,438

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $742,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of June 30, 2020, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. There were no outstanding claims at June 30, 2020.

ITEM 1A.	Risk Factors

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 2:  Management’s Discussion and analysis of Financial Condition and Results of Operations and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended June 30, 2020. The remaining shares of Common Stock that may be purchased under that authorization are 280,491. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

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

(10.1)	Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha

(10.2)	Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended

(31.1)	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

(32)	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 7, 2020	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)