Form 10-Q
period 2020-09-30
NATIONAL RESEARCH CORP
filed 2020-11-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Common Stock, $.001 par value, outstanding as of October 26, 2020: 25,302,917

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2020

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, our ability to compete successfully in the future, future opportunities for growth with respect to new and existing clients, future adequacy of our liquidity sources, future revenue sources, future capital expenditures, the future phase out of LIBOR and applicable replacement benchmark rates, the future receipt of insurance proceeds relating to the February 2020 ransomware attack (“February incident”) and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,855	$13,517
Trade accounts receivable, less allowance for doubtful accounts of $126 and $144, respectively	17,426	11,639
Prepaid expenses	2,598	2,038
Income taxes receivable	2,673	69
Insurance recoverable	913	-
Other current assets	1,901	1,894
Total current assets	47,366	29,157

Net property and equipment	12,267	13,530
Intangible assets, net	1,462	1,728
Goodwill	57,875	57,935
Deferred contract costs, net	4,542	4,204
Operating lease right-of-use assets	1,213	1,628
Other	2,521	2,503
Total assets	$127,246	$110,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,008	$4,378
Accounts payable	725	1,279
Accrued wages, bonus and profit sharing	6,155	6,086
Accrued expenses	2,616	3,408
Income taxes payable	-	366
Dividends payable	-	5,239
Deferred revenue	17,328	16,354
Other current liabilities	1,241	1,045
Total current liabilities	32,073	38,155

Notes payable, net of current portion and unamortized debt issuance costs	27,583	29,795
Deferred income taxes	7,265	7,399
Other long term liabilities	3,596	2,444
Total liabilities	70,517	77,793

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,657,154 in 2020 and 30,151,574 in 2019, outstanding 25,321,141 in 2020 and 24,947,500 in 2019	31	30
Additional paid-in capital	170,052	162,154
Retained earnings (accumulated deficit)	(69,587)	(93,357)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,623)	(2,209)
Treasury stock, at cost; 5,336,013, Common shares in 2020 and 5,204,074 shares in 2019	(41,144)	(33,726)
Total shareholders’ equity	56,729	32,892
Total liabilities and shareholders’ equity	$127,246	$110,685

 See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$33,477	$32,465	$98,503	$95,359
Insurance Recoveries	533	--	533	--

Operating expenses:
Direct	12,189	12,109	36,369	35,269
Selling, general and administrative	7,953	8,706	25,554	24,732
Depreciation and amortization	1,847	1,430	4,623	4,285
Total operating expenses	21,989	22,245	66,546	64,286

Operating income	12,021	10,220	32,490	31,073

Other income (expense):
Interest income	2	10	15	24
Interest expense	(451)	(510)	(1,366)	(1,613)
Other, net	94	89	454	(330)

Total other income (expense)	(355)	(411)	(897)	(1,919)

Income before income taxes	11,666	9,809	31,593	29,154

Provision for income taxes	2,088	1,690	2,545	5,446

Net income	$9,578	$8,119	$29,048	$23,708

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.38	$0.33	$1.15	$0.95
Diluted Earnings Per Share	$0.37	$0.31	$1.13	$0.92

Weighted average shares and share equivalents outstanding:
Basic	25,219	24,827	25,113	24,794
Diluted	25,704	25,741	25,701	25,624

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$9,578	$8,119	$29,048	$23,708
Other comprehensive income:
Foreign currency translation adjustment	249	(146)	(414)	474
Other comprehensive income	$249	$(146)	$(414)	$474

Comprehensive Income	$9,827	$7,973	$28,634	$24,182

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED Consolidated Statements of Shareholders’ Equity

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 75,980 shares treasury stock	--	--	--	--	(4,425)	(4,425)
Issuance of 260,481 common shares for the exercise of stock options	--	3,145	--	--	--	3,145
Non-cash stock compensation expense	--	332	--	--	--	332
Dividends declared of $0.21 per common share	--	--	(5,278)	--	--	(5,278)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	(1,124)	--	(1,124)
Net income	--	--	11,755	--	--	11,755
Balances at March 31, 2020	$30	$165,631	$(86,880)	$(3,333)	$(38,151)	$37,297
Purchase of 38,369 shares treasury stock	--	--	--	--	(2,077)	(2,077)
Issuance of 148,284 common shares for the exercise of stock options	1	2,036	--	--	--	2,037
Forfeitures of 6,793 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	141	--	--	--	141
Other comprehensive income, foreign currency translation adjustment	--	--	--	461	--	461
Net income	--	--	7,715	--	--	7,715
Balances at June 30, 2020	$31	$167,808	$(79,165)	$(2,872)	$(40,228)	$45,574
Purchase of 17,590 shares treasury stock	--	--	--	--	(916)	(916)
Issuance of 103,608 common shares for the exercise of stock options	--	1,970	--	--	--	1,970
Non-cash stock compensation expense	--	274	--	--	--	274
Other comprehensive income, foreign currency translation adjustment	--	--	--	249	--	249
Net income	--	--	9,578	--	--	9,578
Balances at September 30, 2020	$31	$170,052	$(69,587)	$(2,623)	$(41,144)	$56,729

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$29,048	$23,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,623	4,285
Deferred income taxes	(134)	919
Reserve for uncertain tax positions	150	(262)
Non-cash share-based compensation expense	747	917
Gain on insurance recoveries for damaged property	(260)	-
Loss on disposal of property and equipment	-	40
Net changes in assets and liabilities:
Trade accounts receivable	(5,830)	(3,343)
Prepaid expenses and other current assets	(478)	978
Insurance recoverable	(913)	-
Deferred contract costs, net	(339)	(508)
Operating lease assets and liabilities, net	(5)	(10)
Accounts payable	(681)	69
Accrued expenses, wages, bonuses and profit sharing	473	138
Income taxes receivable and payable	(2,974)	(829)
Deferred revenue	992	2,872
Net cash provided by operating activities	24,419	28,974

Cash flows from investing activities:
Purchases of property and equipment	(2,435)	(3,429)
Insurance proceeds for damaged property	260	-
Net cash used in investing activities	(2,175)	(3,429)

Cash flows from financing activities:
Borrowings on line of credit	-	21,000
Payments on line of credit	-	(21,000)
Payments on notes payable	(2,575)	(2,767)
Payment of debt issuance costs	(36)	-
Payments on finance lease obligations	(187)	(223)
Proceeds from the exercise of stock options	1,592	-
Payment of employee payroll tax withholdings on share-based awards exercised	(1,859)	(1,021)
Payment of dividends on common stock	(10,517)	(26,564)
Net cash used in financing activities	(13,582)	(30,575)

Effect of exchange rate changes on cash	(324)	397
Change in cash and cash equivalents	8,338	(4,633)
Cash and cash equivalents at beginning of period	13,517	12,991
Cash and cash equivalents at end of period	$21,855	$8,358

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$1,315	$1,558
Income taxes	$5,034	$5,607
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$771	$206
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$5,560	$2,295

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our Canadian subsidiary uses Canadian dollars as its functional currency. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which we operate and short-term intercompany accounts are included in other income (expense) in the condensed consolidated statements of income.

Revenue Recognition

We derive a majority of our revenues from our annually renewable subscription-based service agreements with our clients, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Note 2 for further information about our contracts with clients. We account for revenue using the following steps:

●	Identify the contract, or contracts, with a client;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, we satisfy the performance obligations.

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same client into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together, consideration in one contract depends on another contract, or services in one or more contracts are a single performance obligation. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable clients, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

Our arrangements with clients consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

Subscription-based services – Services that are provided under subscription-based service agreements are usually for a twelve month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the client. These agreements are renewable at the option of the client at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the client as the client receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed annually in advance but may also be billed on a quarterly and monthly basis.

One-time services – These agreements typically require us to perform a specific one-time service in a particular month. We are entitled to a fixed payment upon completion of the service. Under these arrangements, we recognize revenue at the point in time we complete the service and it is accepted by the client.

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

Unit-price services – These arrangements typically require us to perform certain services on a periodic basis as requested by the client for a per-unit amount which is typically billed in the month following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable client contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical client attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $717,000 and $1.0 million in the three months ended September 30, 2020 and 2019, respectively. The company deferred incremental costs of obtaining a contract of $2.9 million and $1.8 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Deferred contract costs, net of accumulated amortization was $4.5 million and $4.2 million at September 30, 2020 and December 31, 2019, respectively. Total amortization by expense classification for the three and nine-months ended September 30, 2020 and 2019 was as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Direct Expenses	$43	$10	$221	$26
Selling, general and administrative expenses	693	738	2,317	2,072
Total amortization	$736	$748	$2,538	$2,098

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $20,000 and $1,000 for the three months ended September 30, 2020 and 2019, respectively and $25,000 and $22,000 in the nine months ended September 30, 2020 and 2019, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this standard did not have an impact on our condensed consolidated financial statements. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, determined based on our historical write-off experience, current economic conditions and reasonable and supportable forecasts about the future. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The COVID-19 pandemic has resulted in an increase in accounts receivables as some clients have delayed payments or are slower paying due to such clients’ cash-flow issues.

The following table provides the activity in the allowance for doubtful accounts for the nine months ended September 30, 2020 and 2019 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Nine months ended September 30, 2020	$144	$41	$80	$21	$126
Nine months ended September 30, 2019	$176	$40	$91	$13	$138

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

Implementation Costs of Hosting Arrangements

When a software license is included in a cloud computing arrangement and we have the legal right, ability and feasibility to download the software, it is accounted for as software, included in property and equipment, and amortized. If a software license is not included or we do not have the ability or feasibility to download software included in a cloud computing arrangement, it is accounted for as a service contract, which is expensed to direct expenses or selling, general and administrative expenses during the service period. Effective January 1, 2020, we prospectively adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The adoption did not significantly impact our results of operations and financial position.

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

The following details our financial assets within the fair value hierarchy at September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2020
Money Market Funds	$3,732	$-	$-	$3,732
Total Cash Equivalents	$3,732	$-	$-	$3,732

As of December 31, 2019
Money Market Funds	$3,662	$-	$-	$3,662
Total Cash Equivalents	$3,662	$-	$-	$3,662

There were no transfers between levels during the three-month period ended September 30, 2020.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2020	December 31, 2019
	(In thousands)
Total carrying amount of long-term debt	$31,706	$34,281
Estimated fair value of long-term debt	$34,158	$35,205

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2020, and December 31, 2019, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”). We considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on each of our reporting units. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an interim impairment test to be performed as it is not more likely than not that an impairment loss has been incurred at September 30, 2020.

Our Canadian reporting unit generates service revenue from a relatively small number of clients with approximately 65.7% of its annual revenue concentrated in one client contract which currently expires in March 2021. While historically we have been successful in renewing or retaining contracts with our clients, should we be unable to or choose not to renew a significant contract, it would likely result in an impairment of goodwill at this reporting unit. The carrying amount of goodwill related to our Canadian reporting unit at September 30, 2020 was $2.3 million.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. There were no outstanding claims at September 30, 2020.

A sales tax accrual of $775,000 was recorded in 2019 for sales taxes that should have been collected from clients in 2019 and certain previous years. We received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, reversed $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020. At September 30, 2020, we have completed voluntary disclosure agreements with certain states, remitted past due sales tax, are remitting sales tax timely, are collecting sales tax from clients and no accrual for past due sales tax remains. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

We received $2.4 million in insurance recoveries in the nine-month period ended September 30, 2020, and $400,000 was paid directly to certain vendors from the insurer related to the February incident. These were recorded in selling general and administrative expenses. In the three-months ended September 30, 2020, we recorded an additional insurance recoverable of $913,000 from the February incident for the final insurance loss claim. Of this amount, we expect $866,000 to be reimbursed directly to us and the remainder to be paid to certain vendors. We recorded $533,000, representing reimbursement for lost revenues, as insurance recoveries, and the remainder as a reduction to operating expenses. We expect to receive the insurance proceeds in the three-month period ended December 31, 2020. Due to insurance recoveries, the February incident did not have a significant impact on our consolidated financial statements.

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

(2)	CONTRACTS WITH CLIENTS

The following table disaggregates revenue for the three and nine-month periods ending September 30, 2020 and 2019 based on timing of revenue recognition (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Subscription services recognized ratably over time	$30,712	$28,629	$90,101	$84,460
Services recognized at a point in time	1,170	1,606	2,456	4,231
Fixed, non-subscription recognized over time	460	1,043	1,740	2,083
Unit price services recognized over time	1,135	1,187	4,206	4,585
Total revenue	$33,477	$32,465	$98,503	$95,359

Our solutions within the digital VoC platform accounted for 74.0% and 63.8% of total revenue, in the three-month periods ending September 30, 2020 and 2019, respectively, and 72.0% and 61.3% of total revenue in the nine-month periods ending September 30, 2020 and 2019, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with clients (In thousands):

	September 30, 2020	December 31, 2019
Accounts receivables	$17,426	$11,639
Contract assets included in other current assets	$241	$103
Deferred Revenue	$(17,328)	$(16,354)

Significant changes in contract assets and contract liabilities during the nine-months ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,366)	$-	$(15,214)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,352	-	17,829
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(100)	-	(51)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		(12)		274
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	238	-	131	-

We applied the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2020 approximated $124,000, of which $51,000 and $73,000 are expected to be recognized during 2020 and 2021, respectively.

(3)	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2020 increased to 17.9% compared to 17.2% for the same period in 2019 primarily due to higher state income taxes since we are filing in more states. The effective tax rate for the nine-month period ended September 30, 2020 decreased to 8.1% compared to 18.7% for the same period in 2019 primarily from the exercise and vesting of shared-based compensation awards partially offset by higher state income taxes.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $800,000 of employer social security tax payments into future years. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Term Loans	$31,706	$34,281
Less: current portion	(4,008)	(4,378)
Less: unamortized debt issuance costs	(115)	(108)
Notes payable, net of current portion	$27,583	$29,795

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.41% at September 30, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of September 30, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three and nine-month periods ended September 30, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of September 30, 2020, we were in compliance with our financial covenants.

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

During the nine months ended September 30, 2020 and 2019, we granted options to purchase 70,471 and 100,615 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the nine-month period ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	1,245,922	$18.08	4.45	$59,631
Granted	70,471	$62.23
Exercised	(512,373)	$13.96		$21,247
Forfeited	(15,490)	$48.42
Outstanding at September 30, 2020	788,530	$24.11	5.64	$20,637
Exercisable at September 30, 2020	388,876	$17.17	4.27	$12,480

As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.9 million which was expected to be recognized over a weighted average period of 3.1 years.

There was $1.1 million and $1.6 million of cash received from stock options exercised for the three and nine-month periods ended September 30, 2020, respectively, and no cash was received from the exercise of options in the same periods of 2019. We recognized $237,000 and $235,000 of non-cash compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $736,000 and $699,000 of non-cash compensation expense for the nine months ended September 30, 2020 and 2019, respectively, related to options, which are included in direct fixed and selling, general and administrative expenses.

During the nine months ended September 30, 2019, we granted 6,005 non-vested restricted shares of Common Stock under the 2006 Equity Incentive Plan. No restricted shares were granted during the nine months ended September 30, 2020. As of September 30, 2020, we had 42,761 non-vested restricted shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $37,000 and $73,000 of non-cash compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $12,000 and $218,000 of non-cash compensation expense for the nine months ended September 30, 2020 and 2019, respectively, related to this non-vested restricted stock, which are included in direct fixed and selling, general and administrative expenses. During the nine months ended September 30 2020, 34,622 shares vested and 6,793 shares were forfeited.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2020:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	84,176	$17.23
Granted	-	-
Vested	(34,622)	13.17
Forfeited	(6,793)	$36.80
Outstanding at September 30, 2020	42,761	$17.40

As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock awards was approximately $150,000 and is expected to be recognized over a weighted average period of 3.25 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$57,935
Foreign currency translation	(60)
Balance as of September 30, 2020	$57,875

Intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Client related	9,332	9,338
Technology	1,360	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,264	12,270
Accumulated amortization	(11,993)	(11,733)
Other intangible assets, net	$1,462	$1,728

(7)	PROPERTY AND EQUIPMENT

	September 30, 2020	December 31, 2019
	(In thousands)
Property and equipment	$45,143	$42,078
Accumulated depreciation	(32,876)	(28,548)
Property and equipment, net	$12,267	$13,530

(8)	EARNINGS PER SHARE

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

We had 64,772 and 27,284 options of Common Stock for the three-month periods ended September 30, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 56,812 and 12,493 options of Common Stock for the nine-month periods ended September 30, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for net income per share – basic:	$9,578	$8,119	$29,048	$23,708
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(17)	(27)	(55)	(80)
Net income attributable to common shareholders	9,561	8,092	28,993	23,628
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,219	24,827	25,113	24,794
Net income per share – basic	$0.38	$0.33	$1.15	$0.95
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	9,561	8,092	28,993	23,628
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,219	24,827	25,113	24,794
Weighted average effect of dilutive securities – stock options	485	914	588	830
Denominator for diluted earnings per share – adjusted weighted average shares	25,704	25,741	25,701	25,624
Net income per share - diluted	$0.37	$0.31	$1.13	$0.92

(9)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continues to serve on the board of directors of Ameritas. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $67,000 and $61,000 in the three-month periods ended September 30, 2020 and 2019, respectively and $181,000 and $187,000 in the nine-month periods ended September 30, 2020 and 2019, respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. These purchases totaled $478,000 in the nine-month period ended September 30, 2020. There were no purchases of this insurance during the three-month period ended September 30, 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement was $84,000 and $170,000 in the three-month periods ended September 30, 2020 and 2019, respectively, and $251,000 and $493,000 in the nine-month periods ended September 30, 2020 and 2019, respectively. We will no longer earn revenue under this agreement after September 30, 2021 due to termination of the reseller agreement.

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

	September 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets:
United States	$77,381	$78,906
Canada	2,499	2,622
Total	$79,880	$81,528
Total assets:
United States	$118,536	$95,668
Canada	8,710	15,017
Total	$127,246	$110,685

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We received $2.4 million in insurance recoveries in the nine-month period ended September 30, 2020, and $400,000 was paid directly to certain vendors from the insurer related to the February incident. These were recorded in selling general and administrative expenses. In the three-months ended September 30, 2020 we recorded an insurance recoverable of $913,000 from the February incident for the final insurance loss claim. Of this amount, we expect $866,000 to be reimbursed directly to us and the remainder to be paid to certain vendors. We recorded $533,000, representing reimbursement for lost revenues, as insurance recoveries and the remainder as a reduction to operating expenses. We expect to receive the insurance proceeds in the three-month period ended December 31, 2020. Due to insurance recoveries, the February incident did not have a significant impact on our consolidated financial statements.

Results of Operations

The following table and graphs set forth, for the periods indicated, selected financial information derived from our consolidated financial statements, including amounts expressed as a percentage of total revenue (please note that all columns may not add up to 100% due to rounding). The trends illustrated in the following table and graphs may not necessarily be indicative of future results. The discussion that follows the information should be read in conjunction with our consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue:	100.0%	100.0%	100.0%	100.0%

Insurance recoveries:	1.6	--	0.5	--

Operating expenses:
Direct	36.4	37.3	36.9	37.0
Selling, general and administrative	23.8	26.8	25.9	25.9
Depreciation and amortization	5.5	4.4	4.7	4.5
Total operating expenses	65.7	68.5	67.5	67.4

Operating income	35.9%	31.5%	33.0%	32.6%

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

Revenue. Revenue for the three-month period ended September 30, 2020, increased 3.1% to $33.5 million, compared to $32.5 million, in the three-month period ended September 30, 2019. The increase was due to new client sales and existing client base sales, partially offset by reductions due to COVID-19 as some clients have reduced or eliminated the services they purchase from us as cost reducing measures.

Insurance recoveries. Insurance recoveries were recorded in the three-month period ended September 30, 2020 representing $533,000 in lost revenue.

Direct expenses. Direct expenses increased 0.7% to $12.2 million for the three-month period ended September 30, 2020, compared to $12.1 million for the same period in 2019. This was due to an increase in fixed expenses of $872,000, partially offset by a decrease in variable expenses of $790,000. Fixed expenses increased primarily as a result of increased salary and benefit costs in the client service and information technology areas, partially offset by lower travel and meals costs due to restricted travel associated with COVID-19, reduced contracted services mainly due to insurance recoveries related to the February incident and lower company incentive event costs. Variable expenses decreased due to less postage, printing, and paper costs, primarily resulting from increased use of digital survey methodologies and decreased conference expenses due to rescheduling and virtually hosting the conferences on account of COVID-19. Direct expenses as a percentage of revenue were 36.4% in the three-month period ended September 30, 2020 and 37.3% for the same period in 2019 as expenses increased by 0.7% while revenue for the same period increased by 3.1% in the September 30, 2020 period compared to the same period in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 8.6% to $8.0 million for the three-month period ended September 30, 2020, compared to $8.7 million for the same period in 2019, primarily due to lower travel and meals costs of $513,000 due to restricted travel associated with COVID-19, decreased legal and accounting costs of $414,000 due to timing of tax and audit related work, decreases in other taxes of $234,000 due to a favorable sales tax ruling allowing the reversal of a previous sales tax accrual, decreased salary and benefit costs of $67,000, and decreased bad debt expense of $64,000, partially offset by increased software and platform hosting expenses of $357,000 and additional contracted services of $248,000. Selling, general and administrative expenses as a percentage of revenue were 23.8% in the three-month period ended September 30, 2020 and 26.8% for the same period in 2019 as these expenses decreased by 8.6% and revenue increased by 3.1% in the September 30, 2020 period compared to the same period in 2019.

Depreciation and amortization. Depreciation and amortization increased 29.2% to $1.8 million for the three-month period ended September 30, 2020, compared to $1.4 million for the same period in 2019 primarily due to the change in the estimated useful lives of certain assets. Depreciation and amortization expense as a percentage of revenue was 5.5% for the three-month period ended September 30, 2020, and 4.4% for the same period in 2019 as these expenses increased by 29.2% and revenue increased by 3.1% in the September 30, 2020 period compared to the same period in 2019.

Other income (expense). Other expense, net decreased to $355,000 for the three-month period ended September 30, 2020, compared to other expense, net of $411,000 for the same period in 2019. Interest expense decreased to $451,000 in the 2020 period from $510,000 for the same period in 2019 primarily due to the declining balance on our Term Loan and no borrowings on our Line of Credit during the 2020 period. Other non-interest expense decreased to other income of $96,000 in the 2020 period compared to other income of $99,000 for the same period of 2019 primarily due to a gain on insurance recoveries for property damage of $260,000 and the revaluation on intercompany transactions due to changes in the foreign exchange rate.

Income tax provision. Income tax provision was $2.1 million for the three-month period ended September 30, 2020, compared to $1.7 million for the same period in 2019. The effective tax rate for the three-month period ended September 30, 2020 increased to 17.9% compared to 17.2% for the same period in 2019 primarily due to higher state income taxes.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Revenue. Revenue for the nine-month period ended September 30, 2020, increased 3.3% to $98.5 million, compared to $95.4 million in the nine-month period ended September 30, 2019. The increase was due to new client sales and existing client base sales, partially offset by revenue reductions due to COVID-19 as some clients have reduced or eliminated the services they purchase from us as cost reducing measures.

Insurance recoveries. Insurance recoveries were recorded in the nine-month period ended September 30, 2020 representing $533,000 in lost revenue.

Direct expenses. Direct expenses increased 3.1% to $36.4 million for the nine-month period ended September 30, 2020, compared to $35.3 million in the same period in 2019. This was due to an increase in fixed expenses of $3.5 million, partially offset by a decrease in variable expenses of $2.4 million. Fixed expenses increased primarily as a result of increased salary and benefit and contracted services costs in the client service and information technology areas, partially offset by decreased travel and meals costs due to restricted travel from COVID-19. Variable expense decreased mainly due to less postage, printing and paper costs primarily resulting from increased use of digital survey methodologies and decreased conference expenses due to rescheduling and virtually hosting the conferences on account of COVID-19. Direct expenses decreased as a percentage of revenue to 36.9% in the nine-month period ended September 30, 2020, compared to 37.0% during the same period of 2019, as these expenses increased by 3.1% while revenue for the same period increased by 3.3%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.3% to $25.6 million for the nine-month period ended September 30, 2020, compared to $24.7 million for the same period in 2019, primarily due to additional salary and benefit costs of $936,000, an increase in software license fees and platform hosting expenses of $915,000, an increase in contracted services of $377,000, additional business insurance costs of $201,000, and an increase in company incentive event costs of $147,000. These were partially offset by a decrease in travel and meals costs of $1.1 million due to restricted travel associated with COVID-19, a decrease in marketing costs of $204,000, a decrease in legal and accounting costs of $258,000 due to timing of tax and audit related work, and a decrease in other taxes of $170,000 due a to favorable sales tax ruling allowing the reversal of a previous sales tax accrual. Selling, general, and administrative expenses as a percentage of revenue remained at 25.9% for the nine-month periods ended September 30, 2019 and 2020.

Depreciation and amortization. Depreciation and amortization expenses increased 7.9% to $4.6 million for the nine-month period ended September 30, 2020, compared to $4.3 million for the same period in 2019, primarily due to the change in useful lives of certain assets. Depreciation and amortization expenses as a percentage of revenue were 4.7% for the nine-month period ended September 30, 2020 and 4.5% for the same period in 2019 as these expenses increased by 7.9% while revenue increased by 3.3% in the 2020 period compared to the 2019 period.

Other income (expense). Other expense, net decreased to $897,000 for the nine-month period ended September 30, 2020, compared to $1.9 million of other expense, net for the same period in 2019. Interest expense decreased to $1.4 million in the 2020 period from $1.6 million for the same period in 2019 due to the declining balance on our Term Loan and no borrowings on our Line of Credit during the 2020 period. Other non-interest expense changed to other income of $469,000 for the nine-month period ended September 30, 2020 compared to other expense of $306,000 for the same period in 2019 primarily due to a gain on insurance recoveries for property damage of $260,000 and the revaluation of intercompany transactions for changes in the foreign exchange rates.

Income tax provision. Income tax provision was $2.5 million for the nine-month period ended September 30, 2020, compared to $5.4 million for the same period in 2019. The effective tax rate for the nine-month period ended September 30, 2020, decreased to an 8.1% effective tax rate from an 18.7% effective tax rate for the same period in 2019 primarily due to increased tax benefits of $3.8 million from the exercise and vesting of share-based compensation awards, partially offset by higher state income taxes.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our current and expected needs for the foreseeable future.  Cash dividends in the aggregate amount of $10.5 million paid in the nine-month period ended September 30, 2020 were funded with cash on hand. No dividends were declared in the three-month period ended September 30, 2020. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

As of September 30, 2020, our principal sources of liquidity included $21.9 million of cash and cash equivalents, up to $30 million of unused borrowings under our Line of Credit and up to $15 million on our Delayed Draw Term Loan. Of this cash, $4.4 million was held in Canada. On May 28, 2020, the credit agreement with FNB was amended. As part of this amendment the Line of Credit was expanded from $15 million to $30 million. The Delayed Draw Term Loan can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital balance of $15.3 million and deficit of $9.0 million on September 30, 2020 and December 31, 2019, respectively. The change was primarily due to increases in cash and cash equivalents of $8.3 million, trade accounts receivable of $5.8 million, income taxes receivable of $2.6 million, insurance recoverable of $913,000, and prepaid expenses of $560,000; and decreases in dividends payable of $5.2 million, accrued expenses of $792,000, and accounts payable of $554,000. These were partially offset by an increase in deferred revenue of $974,000.

Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. The COVID-19 pandemic has resulted in an increase in accounts receivables as some clients have delayed payments or are slower paying due to such clients’ cash-flow issues. An insurance recoverable was booked as result of the final loss claim made with respect to the February incident. Income taxes receivable changed due to the timing of income tax payments. Accounts payable, accrued expenses and prepaid expenses changed due to timing of payment for services and supplies. Dividends payable varies due to the timing of dividends being declared and paid and our board of directors’ determination of whether to pay dividends. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of September 30, 2020, and December 31, 2019, were $17.3 million and $16.4 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Provided by operating activities	$24,419	$28,974
Used in investing activities	(2,175)	(3,429)
Used in financing activities	(13,582)	(30,575)
Effect of exchange rate change on cash	(324)	397
Net change in cash and cash equivalents	8,338	(4,633)
Cash and cash equivalents at end of period	$21,855	$8,358

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $24.4 million for the nine-month period ended September 30, 2020, which included net income of $29.0 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, gain on insurance recoveries for damaged property, and share-based compensation and related taxes totaling $5.1 million. Net changes in assets and liabilities decreased cash flows from operating activities by $9.8 million, primarily due to increases in trade accounts receivable, prepaid and other current assets, insurance recoverable, income taxes receivable and payable, and deferred contract costs, as well as decreases in accounts payable and operating lease assets and liabilities, net, which fluctuate due to the timing of payments for prepaids, accounts payable, accrued expenses, direct and incremental costs directly related to sales and timing of income tax payments. These decreases to cash flows were partially offset by increases in accrued expenses, wages, bonuses, and profit sharing and deferred revenue. Deferred revenue will vary based on the timing and frequency of billings on annual agreements.

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

Cash Flows from Investing Activities

Net cash of $2.2 million and $3.4 million was used for investing activities in the nine months ended September 30, 2020 and 2019, respectively. These expenditures consisted mainly of computer software classified in property and equipment. We received $260,000 in insurance proceeds for damaged property and equipment due to a flooding. We expect slightly higher capital expenditure purchases for the remainder of 2020 consisting primarily of computer software and hardware and building improvements to be funded through cash generated from operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.6 million in the nine months ended September 30, 2020. Cash was used to repay borrowings under the term notes totaling $2.6 million, pay debt issuance costs of $36,000 and finance lease obligations of $187,000. Cash was also used to pay $10.5 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. These decreases to cash flows were partially offset by proceeds from the exercise of stock options of $1.6 million.

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

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $324,000 in the nine months ended September 30, 2020 and increased cash and cash equivalents by $397,000 in the nine months ended September 30, 2019.

Capital Expenditures

Cash paid for capital expenditures was $2.4 million for the nine months ended September 30, 2020. These expenditures consisted mainly of computer software classified in property and equipment. We expect slightly higher capital expenditure purchases for the remainder of 2020 consisting primarily of computer software and hardware and building improvements to be funded through cash generated from operations.

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.41% at September 30, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of September 30, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three and nine-month periods ended September 30, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of September 30, 2020, we were in compliance with our financial covenants.

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

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our Line of Credit and Delayed Draw Term Loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. Under the terms of our Credit Agreement with FNB, if LIBOR becomes unavailable during the term of the agreement, FNB may, in its discretion and in a manner consistent with market practice, designate a substitute index. We currently expect that the determination of interest under our Credit Agreement would be revised as to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of September 30, 2020 was $1.4 million.

Shareholders’ equity increased $23.8 million to $56.7 million at September 30, 2020, from $32.9 million at December 31, 2019. The increase was mainly due to net income of $29.0 million and share-based compensation of $747,000. This was partially offset by dividends declared of $5.3 million, share repurchases exceeding the cost of stock options exercised of $266,000 and changes in the cumulative translation adjustment of $414,000.

A sales tax accrual of $775,000 was recorded in 2019 for sales taxes that should have been collected from clients in 2019 and certain previous years. We received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, reversed $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020. As of September 30, 2020, we have completed voluntary disclosure agreements with certain states, remitted past due sales tax, are remitting current sales tax timely, are collecting sales tax from clients, and no accrual for past due sales tax remains. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of September 30, 2020:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,369	$126	$677	$448	$118
Finance leases	1,435	147	978	310	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	36,933	1,389	11,112	11,112	13,320
Total	$39,737	$1,662	$12,767	$11,870	$13,438

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $748,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of September 30, 2020, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. There were no outstanding claims at September 30, 2020.

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

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended September 30, 2020. The remaining shares of Common Stock that may be purchased under that authorization are 280,491. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

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

(101)

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104)	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 6, 2020	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)