Form 10-K
period 2020-12-31
NATIONAL RESEARCH CORP
filed 2021-03-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2020: $653,540,609.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 26, 2021: 25,420,408

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth and respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future capital expenditures and the sources of cash to fund such capital expenditures, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the source of funds for future payments of deferred purchase price obligations and other cash expenses, the future phase out of LIBOR and applicable replacement benchmark rates and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Our purpose is to establish human understanding. Our solutions enable health care organizations to understand what matters most to each person they serve. We are a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

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

We have achieved a market leadership position through our more than 39 years of industry innovation and experience, as well as our long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since our founding in 1981, we have focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. We are a Wisconsin corporation headquartered in Lincoln, Nebraska.

Sales

Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer platform, The Governance Institute, and legacy Experience solutions.

We partner with clients across the continuum of healthcare services. Our clients include integrated health systems, post-acute providers and payer organizations. Our ten largest clients collectively accounted for 14%, 16%, and 17% of our total revenue in 2020, 2019 and 2018, respectively. Approximately 2%, 3% and 4% of our revenue was derived from foreign customers in 2020, 2019, and 2018, respectively.

Voice of the Customer Platform Solutions

Our Voice of the Customer (“VoC”) platform represents a portfolio of solutions that collectively provide a comprehensive set of capabilities that enable healthcare providers to collect, measure and analyze data collected across the patient journey to understand the preferences, experiences and needs of the people they serve. The digital platform consists of three primary solution categories which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization. The primary solution categories include Market Insights solutions, Transparency solutions, and certain Experience solutions. Our solutions within the digital VoC platform accounted for 73.3% of total revenue in 2020.

Market Insights Solutions – Our Market Insights solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; real-time assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through real-time competitive assessments and enhanced segmentation tools. Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of approximately 300,000 healthcare consumers across the contiguous United States annually. Our Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer perception and preferences and optimize marketing strategies. Our Market Insights solutions provide clients with on-demand tools to measure brand value and build brand equity in their markets, evaluate and optimize advertising efficacy and consumer recall, and tailor research to obtain the real time voice of customer feedback to support branding and loyalty initiatives. Our Market Insights solutions were historically marketed under the Healthcare Market Guide and Ticker brands.

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

Markets

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

Increasing contract value with existing clients. Approximately 28% of our existing clients purchase more than one of our solutions. Our sales organization actively identifies and pursues cross-sell opportunities for clients to add additional solutions in order to accelerate our growth. Organic contract value growth is also realized by the increased scope of solution adoption as the size of client organizations increase from market expansion and consolidation.

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

Premier client portfolio across the care continuum. Our client portfolio encompasses leading healthcare organizations across the healthcare continuum, from acute care hospitals and post-acute providers to healthcare payers. Our client base is diverse, with our top ten clients collectively representing approximately 14% of total revenue for the year ended December 31, 2020, and no single client representing more than 4% of our revenue.

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

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer and President as of October 2, 2020, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Our Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. Steven D. Jackson, our President through October 1, 2020, served as Chief Strategy Officer for Vocera Communications. Jona Raasch has served as our Chief Operating Officer for most of the last 30 years and as Chief Executive Officer of the Governance Institute for nearly 15 years.  Helen Hrdy was appointed as our Chief Growth Officer in 2020.  Prior to this position Ms. Hrdy served as our Senior Vice President, Customer Success, for eight years.

Resources

Our success depends in part upon our data collection processes, research methods, data analysis techniques and internal systems, and procedures that we have developed specifically to serve clients in the healthcare industry. We have no patents for most of our intellectual property. Consequently, we rely on a combination of copyright and trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. There can be no assurance that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether we are ultimately successful in defending against such claims.

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $3.8 trillion in 2019, or $11,582 per person. In total, health spending accounted for 17.7% of the nation’s Gross Domestic Product in 2019. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

An increasing percentage of Medicare reimbursement and reimbursement from commercial payers has been determined under value payment models, based on factors such as patient readmission rates and provider adherence to certain quality-related protocols. At the same time, many hospitals and other providers are creating new models of care delivery to improve patient experience, reduce cost and provide better clinical outcomes. These new models are based on sharing financial risk and managing the health and behaviors of large populations of patients and consumers. This transformation towards value-based payment models and increased engagement of healthcare consumers is resulting in a greater need for existing healthcare providers to deliver more customer-centric healthcare. At the same time, organizations that have successfully developed effective customer service models and brand loyalty in other industry verticals are entering the healthcare services market.

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

Human Capital

As of December 31, 2020, we employed a total of 485 associates, 13 of those were employed in Canada. None of our associates are represented by a collective bargaining unit. As a result of the COVID-19 pandemic, the majority of our associates are working remotely with very successful results. We attract a passionate team of associates who care deeply about making a difference in advancing “Human Understanding” in healthcare. We consider our relationships with our associates to be good.

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

Risks Related to our Business

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

The outbreak of COVID-19 has significantly increased economic and demand uncertainty.  The current outbreak and continued spread of COVID-19 and associated government mandates and recommendations have resulted in an economic slowdown and a global recession.  Although the impact on our healthcare clients has varied, the restrictions on movement outside of individuals’ homes has resulted in significantly decreased demand for elective healthcare services, which are a large source of revenue for healthcare providers. These circumstances have resulted in many of our clients experiencing decreased revenues, contracting margins, and cash losses.  Some clients’ cost reducing measures have included and could continue to include reducing or eliminating the services they purchase from us. While these circumstances did not significantly impact our financial position or results of operations in 2020, the negative impact could continue to increase.

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

The COVID-19 pandemic may also have legal or regulatory impacts that have an impact on our business and operations. Historically CMS required certain healthcare organizations to periodically assess, through surveys or related methodologies, the performance of the care they provide. Many of these organizations use our services to comply with this regulatory requirement. However, as a result of the COVID-19 pandemic CMS has suspended the requirement for healthcare organizations to perform these assessments, and some clients have suspended or reduced these services, and others may do so.

In addition, the vast majority of our workforce has been working remotely since March 2020. Historically we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed an indefinite hold on all company related travel. To date, we are still capable of providing our services without interruption and without significant changes to our internal control over financial reporting. However, an extended period of associates working remotely and restrictions on travel may interfere with our ability to conduct business, including our ability to sell our products or develop new products.

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients collectively accounted for 14%, 16%, and 17% of our total revenue in 2020, 2019, and 2018, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow. Consolidation in this industry, including the potential acquisition of certain of our clients, could adversely affect aggregate client budgets for our services, could result in clients performing more marketing, market research and/or quality improvement functions internally or could result in the termination of a client’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

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

Our success depends in part upon our data collection process, research methods, data analysis techniques, and internal systems and procedures that we have developed specifically to serve clients in the healthcare industry. We have no patents for most of our intellectual property. Consequently, we rely on a combination of copyright, trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.

Failures or deficiencies in our information technology platform could negatively impact our operating results.

Our ability to provide client service is dependent, to a significant extent, upon the technology that we develop internally. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our clients. The failure or deficiency of the technology we develop could negatively impact the willingness or ability for our clients to use our services and our ability to perform our services. Our failure to anticipate clients’ expectation and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop, we may not adapt quickly enough and may incur significant costs and delays that could harm our business. Additional costs could be incurred to further develop and improve our information technology platforms.

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

We were the target of an external cyber-attack in February 2020 (the “February incident”) which resulted in a temporary suspension of our services to clients.  We will likely continue to be the target of other attempted cyber-attacks and security threats. Such cyber-attacks may subject us to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

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

Our ability to maintain a good reputation is critical to selling our services. Our reputation could be adversely impacted by any of the following (whether or not valid): the failure to maintain high ethical and social standards; the failure to perform our client services in a timely manner; violations of laws and regulations; failure to adequately preserve information security; and the failure to maintain an effective system of internal controls or to provide accurate and timely financial information. Damage to our reputation or loss of our clients’ confidence in our services for any of these, or any other reasons, could adversely impact our business, revenues, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

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

Risks Related to our Common Stock

Our principal shareholders effectively control the Company.

A majority of our common stock and voting power was historically owned and/or held by Michael D. Hays, our Chief Executive Officer and President. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to two trusts for the benefit of his family, The K/I/E Trust under agreement dated October 24, 2018 and the Amandla MK Trust (collectively the “Trusts”).

As of February 26, 2021, approximately 44.0% of our outstanding common stock was owned by the Trusts and approximately 54.0% of our outstanding common stock was held by the Trusts and other entities owned or controlled by members of Mr. Hays’ family. As a result, the Trusts and these other entities have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts and these other entities.

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

General Risk Factors

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

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer and President, or one or more of our other senior managers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

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

We are leasing 4,000 square feet of office space in Markham, Ontario, 4,300 square feet of office space in Seattle, Washington, 6,200 square feet of office space in Atlanta, Georgia and 200 square feet of office space in Nashville, Tennessee.  Due to our transition to a primarily remote workforce we do not anticipate renewing these office leases at expiration, other than Nashville, Tennessee, which is a month-to-month lease.  In February 2021 we began leasing 19,300 square feet of space in Lincoln, Nebraska for our survey programming, printing and distribution previously housed at our headquarters.

Item 3.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. For additional information, see Note 1, under the heading “Commitments and Contingencies,” to our consolidated financial statements. Regardless of the final outcome, any legal proceedings, claims, inquiries and investigations, however, can impose a significant burden on management and employees, may include costly defense and settlement costs, and could cause harm to our reputation and brand, and other factors.

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

Cash dividends in the aggregate amount of $5.3 million were declared and paid in 2020. Cash dividends in the aggregate amount of $19.4 million were declared in 2019 with $14.2 million paid in 2019 and the remaining $5.2 million paid in January 2020. Cash dividends in the aggregate amount of $29.7 million were declared in 2018 with $12.6 million paid in 2018 and the remaining $17.1 million paid in January 2019. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 16, 2021, there were approximately 12 shareholders of record and approximately 7,479 beneficial owners of common stock.

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. No Common Stock was repurchased during the three-month period ended December 31, 2020. The remaining shares of Common Stock that may be purchased under that authorization are 280,491.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our Common Stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2015, and our relative performance is tracked through December 31, 2020.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/15	12/16	12/17	12/18	12/19	12/20

National Research Corporation – Formerly Class B	100.00	123.06	173.87	--	--	--

National Research Corporation Common Stock - Formerly Class A	100.00	121.06	241.04	253.96	445.62	290.26

NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64

Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

Item 6.	Selected Financial Data

The selected statement of income data for the years ended December 31, 2020, 2019 and 2018, and the selected balance sheet data as of December 31, 2020 and 2019, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of income data for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019 (2)(3)	2018 (1)(2)	2017	2016
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$133,277	$127,982	$119,686	$117,559	$109,384
Insurance recoveries	533	--	--	--	--
Operating expenses:
Direct	49,187	46,435	47,577	49,068	45,577
Selling, general and administrative	34,441	32,973	31,371	29,686	28,385
Depreciation, amortization and impairment	7,505	5,539	5,463	4,586	4,225
Total operating expenses	91,133	84,947	84,411	83,340	78,187
Operating income	42,677	43,035	35,275	34,219	31,197
Other income (expense)	(1,210)	(2,516)	(566)	64	159
Income before income taxes	41,467	40,519	34,709	34,283	31,356
Provision for income taxes	4,207	8,113	4,662	11,340	10,838
Net income	$37,260	$32,406	$30,047	$22,943	$20,518
Earnings per share common stock:
Basic Earnings per share:
Common Stock (formerly Class A)	$1.48	$1.30	$1.08	$0.54	$0.49
Class B	$--	$--	$1.31	$3.26	$2.93
Diluted Earnings per share:
Common Stock (formerly Class A)	$1.45	$1.26	$1.04	$0.52	$0.48
Class B	$--	$--	$1.27	$3.18	$2.88
Weighted average share and share equivalents outstanding:
Common Stock (formerly Class A) – basic	25,170	24,809	23,562	20,770	20,713
Class B – basic	--	--	3,527	3,514	3,505
Common Stock (formerly Class A) – diluted	25,696	25,653	24,448	21,627	21,037
Class B – diluted	--	--	3,628	3,603	3,560

	2020	2019 (2)(3)	2018 (1)(2)	2017	2016
	(In thousands, except per share data)
Balance Sheet Data:
Working capital surplus (deficiency)	$22,431	$(8,998)	$(18,699)	$19,949	$15,551
Total assets	133,423	110,685	108,032	127,316	120,624
Total debt and finance lease obligations, net of unamortized debt issuance costs	31,878	34,959	38,723	1,225	3,732
Total shareholders’ equity	64,315	32,892	19,083	90,041	82,806
Cash dividends declared per share:
Common Stock (formerly class A)	0.21	0.78	1.13	.40	.34
Class B common stock	$--	$--	$.60	$2.40	$2.04

(1)

On January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue- Revenue from Contracts with Customers and all related amendments using the modified retrospective method for all incomplete contracts as of the date of adoption. See Notes 1 and 3 to our consolidated financial statements.

(2)

As described in Note 2 to our consolidated financial statements, we completed the Recapitalization in April 2018 which settled all then-existing outstanding class B share-based awards, resulting in the elimination of the class B common stock and reclassified class A common stock to Common Stock.

(3)

On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, and all related amendments using the modified retrospective method for all incomplete contracts as of the date of adoption. See Notes 1 and 10 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our purpose is to establish human understanding. Our solutions enable health care organizations to understand what matters most to each person they serve. We are a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions, recommended social distancing and other guidelines, and temporarily suspended the requirement for certain healthcare organizations to periodically assess the performance of the care they provide (although many providers continue to do so). Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC Health, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed an indefinite hold on all company related travel. The duration and severity of the COVID-19 pandemic and associated responses on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Some clients cost reducing measures have included and could continue to include reducing or eliminating the services they purchase from us. Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

Our operating income in 2020 was impacted by a significant increase in depreciation and amortization, as well as an impairment adjustment. Depreciation and amortization increased by $1.1 million compared to 2019 due to the change in the estimated lives of certain assets related to our transformation to a distributed workforce environment, which includes building renovations in our headquarters, as well as shortening the useful lives of certain assets associated with our Atlanta, Georgia and Markham, Ontario offices based on the expectation that we will vacate the office space before the end of the lease term. In addition, we recognized a goodwill impairment adjustment for our Canadian reporting unit of $714,000, as described in more detail under “Critical Accounting Policies and Estimates”.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following areas are considered critical accounting estimates because they involve significant judgments or assumptions, involve complex or uncertain matters or they are susceptible to change and the impact could be material to our financial condition or operating results:

●	Revenue recognition; and
●	Valuation of goodwill and identifiable intangible assets.

Revenue Recognition

We derive a majority of our revenue from annually renewable subscription-based service agreements with our customers, which include performance measurement and improvement services, healthcare analytics and governance education services. Such agreements are generally cancelable on short or no notice without penalty. See Notes 1 and 3 to our consolidated financial statements for a description of our revenue recognition policies.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, we determine the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. We did not recognize any impairments related to indefinite-lived intangibles during 2020, 2019 or 2018.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2020 and determined the fair value of each reporting unit likely exceeded the carrying value. No impairments were recorded during the years ended December 31, 2019 or 2018. A substantial portion of the revenue earned by our Canadian subsidiary is concentrated with one customer. While the customer has exercised its option to extend its existing contract to September 2022, during December 2020 we chose not to enter into a new contract with this customer or otherwise extend the term of the contract beyond September 2022. We subsequently announced that we would close the Canada office at the end of the contract.  As a result, we tested for impairment of the Canada reporting unit’s goodwill at December 31, 2020. We recognized an impairment of $714,000 for the excess of the Canada reporting unit’s carrying value over the fair value, using discounted cash flows. The remaining balance of goodwill of our Canada reporting unit at December 31, 2020 was $1.6 million. Changes in the actual amount or timing of cash flows or other assumption used to discount cash flows to estimate fair value of the Canada reporting unit could result in additional impairment.

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

	Percentage of Total Revenue Year Ended December 31,			Percentage Increase (Decrease)
	2020	2019	2018	2020 over 2019	2019 over 2018

Revenue	100.0%	100.0%	100.0%	4.1%	6.9%
Insurance recoveries	0.4	--	--	100.0	--
Operating expenses:
Direct	36.9	36.3	39.7	5.9	(2.4)
Selling, general and administrative	25.9	25.8	26.2	4.5	5.1
Depreciation, amortization and impairment	5.6	4.3	4.6	35.5	1.4
Total operating expenses	68.4	66.4	70.5	7.3	0.6
Operating income	32.0%	33.6%	29.5%	(0.8)%	22.0%

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Revenue. Revenue in 2020 increased 4.1% to $133.3 million, compared to $128.0 million in 2019, which was driven primarily due to both new client sales and growth in contract value from existing clients. Revenue growth was partially offset by revenue reductions due to COVID-19, as some clients have reduced or eliminated the services they purchase from us as cost reducing measures. Our solutions within the VoC platform in 2020 accounted for 73.3% of total revenue compared to 62.7% in 2019. The remaining revenue consists of legacy Experience and Governance Solutions.

Direct expenses. Direct expenses increased 5.9% to $49.2 million in 2020, compared to $46.4 million in 2019. This was due to an increase in fixed expenses of $5.4 million, partially offset by a decrease in variable expenses of $2.6 million. Fixed expenses increased primarily as a result of increased salary and benefits and contracted services costs in the customer service and information technology areas and less sales tax incentives compared to the same period in 2019. These were partially offset by decreased travel and meal costs due to restricted travel from COVID-19. Variable expenses decreased mainly due to less postage, printing and paper costs primarily resulting from increased use of digital survey methodologies and decreased conference expenses due to rescheduling and virtually hosting the conferences on account of COVID-19. Direct expenses increased as a percentage of revenue to 36.9% in 2020, from 36.3% in 2019, as expenses increased by 5.9% while revenue for the same period increased by 4.1%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.5% to $34.4 million in 2020 compared to $33.0 million in 2019, primarily due to an increase in software license fees and platform hosting expenses of $1.5 million, an increase in contracted services of $1.4 million, additional salary and benefits costs of $864,000 and less sales tax incentives of $362,000 compared to the same period in 2019. These increases were partially offset by a decrease in travel and meals expense of $1.6 million due to restricted travel associated with COVID-19 and decreases in other taxes and licenses of $948,000 primarily due to less sales taxes. Selling, general, and administrative expenses as a percentage of revenue was 25.9% in 2020 and 25.8% in 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses increased to $7.5 million for the twelve-month period ended December 31, 2020 compared to $5.5 million in 2019. This was primarily due $1.1 million in additional depreciation resulting from the change in useful lives of certain assets due to our transformation to a distributed workforce environment, which includes building renovations in our headquarters, as well as shortening the useful lives of certain assets associated with our Atlanta, Georgia and Markham, Ontario offices based on the expectation that we will vacate the office space before the end of the lease term. Additionally, we recognized a $714,000 goodwill impairment adjustment for our Canadian reporting unit due to our decision to not enter into a new agreement with an existing client, which accounted for the majority of revenue in Canada. Depreciation, amortization and impairment expenses increased as a percentage of revenue to 5.6% in 2020, from 4.3% in 2019 as depreciation, amortization and impairment expenses increased by 35.5% while revenue increased by 4.1% during the same period.

Other income (expense). Other expense, net was $1.2 million for the twelve-month period ended December 31, 2020, compared to $2.5 million for the same period in 2019. Interest expense decreased to $1.8 million in the 2020 period from $2.1 million for the same period in 2019 due to the declining balance on our term loan and no borrowings on our Line of Credit during the 2020 period. Other non-interest expense changed to other income of $585,000 for the twelve-month period ended December 31, 2020, compared to other expense of $462,000 for the same period in 2019, primarily due to gain on insurance recoveries for property damage of $260,000 and the revaluation of intercompany transactions for changes in the foreign exchange rates.

Provision for income taxes. Provision for income taxes was $4.2 million (10.1% effective tax rate) in 2020, compared to $8.1 million (20.0% effective tax rate) in 2019. The effective tax rate for the twelve-month period ended December 31, 2020, was lower primarily due to increased tax benefits of $4.8 million from the exercise and vesting of share-based compensation awards, partially offset by a non-deductible goodwill impairment adjustment and higher state income taxes.

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

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future. Cash dividends in the aggregate amount of $5.3 million were declared and paid in 2020. An additional $5.2 million was paid in January 2020 from dividends declared in 2019. The dividends were paid from cash on hand.

As of December 31, 2020, our principal sources of liquidity included $34.7 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $5.4 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had a working capital surplus of $22.4 million and deficiency of $9.0 million on December 31, 2020 and 2019, respectively.

The change was primarily due to increases in cash and cash equivalents of $21.2 million, trade accounts receivable of $2.3 million, income taxes receivable of $1.2 million, prepaids of $607,000, and decreases in dividends payable of $5.2 million and deferred revenue of $769,000. Dividends payable decreased due dividends not being declared since the three-month period ended March 31, 2020. Trade accounts receivable increased due to timing of billing and payments, as well as COVID-19 causing clients payments to be delayed due to such clients’ cash-flow issues. Prepaid expenses increased due to timing of payment for services and supplies. Income taxes receivable changed due to the timing of income tax payments. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of December 31, 2020 and December 31, 2019, were $15.6 million and $16.4 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Provided by operating activities	$40,636	$40,917	$39,848
Used in investing activities	(3,724)	(4,656)	(5,971)
Used in financing activities	(15,503)	(36,346)	(54,497)
Effect of exchange rate changes on cash	(236)	611	(1,122)
Net increase (decrease) in cash and cash equivalents	21,173	526	(21,742)
Cash and cash equivalents at end of period	$34,690	$13,517	$12,991

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes.

Net cash provided by operating activities was $40.6 million for the year ended December 31, 2020, which included net income of $37.3 million, plus non-cash charges (benefits) for deferred income taxes, depreciation, amortization and impairment, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share-based compensation totaling $8.0 million. Changes in working capital decreased cash flows from operating activities by $4.6 million, primarily from increases in trade accounts receivable, income taxes receivable, prepaid expenses and other current assets and deferred contact costs, and a decrease in accounts payable, which fluctuate due to the timing of payments of prepaids, accounts payable and income taxes and the timing of direct and incremental costs directly related to sales. A decrease in deferred revenue also contributed to the working capital surplus, which will vary based on the timing and frequency of billings on annual agreements. These decreases to cash flows were partially offset by increases in accrued expenses, wages and bonuses which fluctuate due to the timing of accrued expenses, wages and bonuses and included the deferral of employer payroll taxes from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Net cash provided by operating activities was $40.9 million for the year ended December 31, 2019, which included net income of $32.4 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share-based compensation totaling $7.9 million. Changes in working capital increased cash flows from operating activities by $616,000, primarily from increases in accounts payable, accrued expenses, wages, bonus and profit sharing, deferred tax incentives, and deferred contract costs, net, which fluctuate due to the timing of payments of accounts payable and accrued expenses, and the timing of direct and incremental costs directly related to sales. These increases to cash flows were partially offset by decreases in deferred contract costs and prepaid expenses and other current assets.

Net cash provided by operating activities was $39.8 million for the year ended December 31, 2018, which included net income of $30.0 million, plus non-cash charges (benefits) for deferred tax expense, depreciation and amortization, reserve for uncertain tax positions, loss on disposal of property and equipment and non-cash share-based compensation totaling $8.4 million. Changes in working capital increased cash flows from operating activities by $1.5 million, primarily from increases in income taxes payable and decreases in accounts receivables, which fluctuate due to the timing of income tax payments and the timing and frequency of billings on new and renewal contracts, respectively. These increases to cash flows were partially offset by an increase in prepaid expenses and other current assets and decreases due to the timing of payments on accounts payable, accrued expenses, wages, bonus and profit sharing, deferred contract costs and a decrease in deferred revenue.

Cash Flows from Investing Activities

Net cash of $3.7 million was used for investing activities in the year ended December 31, 2020. We used cash of $4.0 million for purchases of property and equipment, consisting mainly of computer software classified in property and equipment. We received $260,000 in insurance proceeds for damaged property and equipment due to flooding.

Net cash of $4.7 million was used for investing activities in the year ended December 31, 2019 for purchases of property and equipment. These expenditures consisted mainly of computer software classified in property and equipment.

Net cash of $6.0 million was used for investing activities in the year ended December 31, 2018 for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.5 million in the year ended December 31, 2020. In 2020 we used cash to repay borrowings under the term notes totaling $3.6 million, to pay loan commitment fees of $36,000 and for finance lease obligations of $332,000. In 2020 we also used cash to pay $10.5 million of dividends on our Common Stock and to pay payroll tax withholdings related to share-based compensation of $2.8 million. Proceeds from the exercise of stock options were $1.7 million in 2020.

Net cash used in financing activities was $36.3 million in the year ended December 31, 2019. In 2019 we used cash to repay borrowings under the term notes totaling $3.7 million, to repay borrowings on the line of credit of $21.0 million and for finance lease obligations of $229,000. In 2019 we also used cash to pay $31.3 million of dividends on our Common Stock and to pay payroll tax withholdings related to share-based compensation of $1.1 million. In 2019 borrowings on our line of credit provided cash of $21.0 million.

Net cash used in financing activities was $54.5 million in the year ended December 31, 2018. In 2018 we used cash for the Recapitalization of $72.4 million (see Note 2 to our consolidated financial statements), to repay borrowings under the term notes totaling $3.1 million, to repay borrowings on the line of credit of $2.5 million, to pay loan origination fees on the new credit agreement of $187,000 and for finance lease obligations of $157,000. In 2018, we also used cash to pay $16.9 million of dividends on our Common Stock and to pay payroll tax withholdings related to share-based compensation of $1.9 million. In 2018 borrowings on our new term loan and the new line of credit provided cash of $40 million and $2.5 million, respectively.

Capital Expenditures

We paid cash of $4.0 million for capital expenditures in the year ended December 31, 2020. These expenditures consisted mainly of computer software and hardware and furniture and equipment. In addition to continued expenditures for computer software and hardware and furniture and equipment in 2021, we expect substantially higher capital expenditures for investment in our VoC platform and building improvements, with the total amount yet to be determined, which we expect to be funded through cash generated from operations.

Debt and Equity

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on May 28, 2020 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes. The May 2020 amendment increased the Line of Credit from $15,000,000 to $30,000,000.

The amended Term Loan revised the remaining payments for the existing balance outstanding of $33,002,069 to monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.40% at December 31, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of December 31, 2020, and December 31, 2019, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the terms of the Credit Facilities. As of December 31, 2020, we were in compliance with our financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of December 31, 2020 was $1.3 million.

We incurred expenses related to the Recapitalization of approximately $721,000 in the year ended December 31, 2018, which were included in selling and administrative expenses.

A sales tax accrual of $775,000 was recorded in 2019 for sales taxes that should have been collected from clients in 2019 and certain previous years. We received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, reversed $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020. We have completed voluntary disclosure agreements with certain states, remitted past due sales tax, are remitting current sales tax timely, are collecting sales tax from clients, and no accrual for past due sales tax remains as of December 31, 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of December 31, 2020:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,471	$509	$641	$321	$--
Finance leases	1,326	527	786	13	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	35,544	5,556	11,112	18,876	--
Total	$38,341	$6,592	$12,539	$19,210	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $783,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of December 31, 2020, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

Our Canadian subsidiary uses Canadian dollars as its functional currency. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were ($189,550), $707,000 and ($1.3 million) in 2020, 2019 and 2018, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income and amounted to ($333,000), ($483,000) and $893,000 in 2020, 2019 and 2018, respectively. The change is primarily the result of exchange rate fluctuation applied to an intercompany loan from our Canadian subsidiary which was paid off in the three-month period ended September 30, 2020. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar versus the Canadian dollar would impact our reported cash balance by approximately $686,000. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any currency exchange related derivative financial instruments.

We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Line of Credit. Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2020, our fixed-rate Term Loan totaled $30.7 million. Based on a sensitivity analysis, a one percent per annum change in market interest rates as of December 31, 2020, would impact the estimated fair value of our fixed-rate Term Loan outstanding at December 31, 2020 by approximately $944,000.

Borrowings under our Line of Credit and Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day LIBOR plus 225 basis points. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $30.0 million and $15.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2020, or at any time during 2020. There were no borrowings outstanding under the Delayed Draw Term Note at December 31, 2020, or at any time during 2020. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the Line of Credit for 2020 indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows. We have not entered into any interest rate swaps or hedging transactions.

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our Line of Credit and Delayed Draw Term Loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. Under the terms of our Credit Agreement with FNB, if LIBOR becomes unavailable during the term of the agreement, FNB may, in its discretion and in a manner consistent with market practice, designate a substitute index. We currently expect that the determination of interest under our Credit Agreement would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (Unaudited)

The following table sets forth selected financial information for each of the eight quarters in the two-year period ended December 31, 2020. This unaudited information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to present fairly this information when read in conjunction with our audited consolidated financial statements and the notes thereto.

	(In thousands, except per share data)
	Quarter Ended
	Dec. 31, 2020	Sept 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept 30, 2019	June 30, 2019	Mar. 31, 2019

Revenue	$34,774	$33,477	$31,166	$33,860	$32,623	$32,465	$31,414	$31,480
Insurance recoveries	--	533	--	--	--	--	--	--
Direct expenses	12,818	12,189	11,634	12,546	11,166	12,109	11,506	11,654
Selling, general and administrative expenses	8,887	7,953	8,852	8,749	8,241	8,706	8,319	7,707
Depreciation, amortization and impairment	2,882	1,847	1,405	1,371	1,254	1,430	1,440	1,415
Operating income	10,187	12,021	9,275	11,194	11,962	10,220	10,149	10,704
Other income (expense)	(313)	(355)	(718)	176	(597)	(411)	(664)	(844)
Provision for income taxes	1,662	2,088	842	(385)	2,667	1,690	2,092	1,664
Net income	$8,212	$9,578	$7,715	$11,755	$8,698	$8,119	$7,393	$8,196
Earnings per share of common stock:
Basic earnings per share
Common (formerly class A)	$0.32	$0.38	$0.31	$0.47	$0.35	$0.33	$0.30	$0.33
Dilutive earnings per share
Common (formerly class A)	$0.32	$0.37	$0.30	$0.46	$0.34	$0.31	$0.29	$0.32
Weighted average shares outstanding – basic
Common (formerly class A)	25,337	25,219	25,148	24,972	24,852	24,827	24,789	24,766
Weighted average shares outstanding – diluted
Common (formerly class A)	25,684	25,704	25,680	25,725	25,715	25,741	25,586	25,509

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2020 included $122.5 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

We identified the evaluation of sufficiency of audit evidence over the key terms within new and modified subscription-based service agreements as a critical audit matter. Specifically, the nature and extent of procedures performed over the key terms within the new and modified subscription-based service agreements required subjective auditor judgment as recognition of revenue by the Company is dependent on the accuracy of the key terms within the related information technology (IT) application used to calculate revenue. The key terms within the new subscription-based service agreements include description of service, transaction price, renewal price and contract term, and the key terms within the modified subscription-based service agreements are the transaction price and contract term.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the accuracy of key terms within the IT application, including the identification of key terms. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s subscription-based service revenue process, including controls over the agreements entered into during the current year, and the determination of the transaction price and contract term when the agreement was modified during the current year. We also tested certain internal controls over the accurate input of the underlying key terms of the subscription-based service agreement into the related IT application. For a sample of revenue transactions, we compared the key terms used in the revenue calculation to the underlying contract with the customer. We evaluated the sufficiency of audit evidence obtained over the key terms within new and modified subscription-based service agreements by assessing the results of procedures performed, including the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Lincoln, Nebraska

March 5, 2021

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$34,690	$13,517
Trade accounts receivable, less allowance for doubtful accounts of $120 and $144, respectively	13,923	11,639
Prepaid expenses	2,645	2,038
Income taxes receivable	1,235	69
Other current assets	1,619	1,894
Total current assets	54,112	29,157

Net property and equipment	11,726	13,530
Intangible assets, net	1,410	1,728
Goodwill	57,255	57,935
Operating lease right-of-use assets	1,308	1,628
Deferred contract costs, net	4,555	4,204
Other	3,057	2,503

Total assets	$133,423	$110,685

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,061	$4,378
Accounts payable	1,095	1,279
Accrued wages and bonuses	6,460	6,086
Accrued expenses	3,184	3,408
Income taxes payable	--	366
Dividends payable	--	5,239
Deferred revenue	15,585	16,354
Other current liabilities	1,296	1,045
Total current liabilities	31,681	38,155

Notes payable, net of current portion and unamortized debt issuance costs	26,547	29,795
Deferred income taxes	7,265	7,399
Other long-term liabilities	3,615	2,444
Total liabilities	69,108	77,793

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,775,154 in 2020 and 30,151,574 in 2019, outstanding 25,390,968 in 2020 and 24,947,500 in 2019	31	30
Additional paid-in capital	171,785	162,154
Retained earnings (accumulated deficit)	(61,375)	(93,357)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,399)	(2,209)
Treasury stock, at cost; 5,384,186 Common shares in 2020 and 5,204,074 Common shares in 2019	(43,727)	(33,726)
Total shareholders’ equity	64,315	32,892

Total liabilities and shareholders’ equity	$133,423	$110,685

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2020	2019	2018

Revenue	$133,277	$127,982	$119,686

Insurance recoveries	533	--	--

Operating expenses:
Direct	49,187	46,435	47,577
Selling, general and administrative	34,441	32,973	31,371
Depreciation, amortization and impairment	7,505	5,539	5,463
Total operating expenses	91,133	84,947	84,411

Operating income	42,677	43,035	35,275

Other income (expense):
Interest income	18	37	62
Interest expense	(1,813)	(2,091)	(1,513)
Other, net	585	(462)	885

Total other income (expense)	(1,210)	(2,516)	(566)

Income before income taxes	41,467	40,519	34,709

Provision for income taxes	4,207	8,113	4,662

Net income	$37,260	$32,406	$30,047

Earnings per share of common stock:
Basic earnings per share:
Common (formerly Class A)	$1.48	$1.30	$1.08
Class B	$--	$--	$1.31
Diluted earnings per share:
Common (formerly Class A)	$1.45	$1.26	$1.04
Class B	$--	$--	$1.27

Weighted average shares and share equivalents outstanding
Common (formerly Class A) - basic	25,170	24,809	23,562
Class B - basic	--	--	3,527
Common (formerly Class A) - diluted	25,696	25,653	24,448
Class B - diluted	--	--	3,628

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2020	2019	2018

Net income	$37,260	$32,406	$30,047

Other comprehensive income (loss):
Cumulative translation adjustment	$(190)	$707	$(1,281)
Other comprehensive income (loss)	$(190)	$707	$(1,281)

Comprehensive income	$37,070	$33,113	$28,766

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock (formerly Class A)	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2017	$26	$4	$51,025	$77,574	$(1,635)	$(36,953)	$90,041
Purchase of 218,344 class A and 3,677 class B shares of treasury stock	--	--	--	--	--	(7,950)	(7,950)
Issuance of 468,318 class A and 9,296 class B common shares for the exercise of stock options	--	--	6,098	--	--	--	6,098
Issuance of 3,496 class A restricted common shares, net of (forfeitures)	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,514	--	--	--	1,514
Settlement of class B restricted common shares and stock options in connection with Recapitalization for cash of $3,271 and 90,369 class A common shares	-	--	(2,548)	--	--	(723)	(3,271)
Settlement of class B common shares in connection with Recapitalization (3,527,246 class B common shares exchanged for $69,099 cash and 3,527,246 class A common shares)	4	--	118,335	--	--	(187,438)	(69,099)
Retirement of 4,328,552 class B common shares in connection with Recapitalization	--	(4)	(17,112)	(186,944)	--	204,060	--
Dividends declared of $1.13 and $0.60 per A and B common share, respectively	--	--	--	(29,751)	--	--	(29,751)
Cumulative effect adjustment for adoption of ASC 606, net of income tax	--	--	--	2,735	--	--	2,735
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(1,281)	--	(1,281)
Net income	--	--	--	30,047	--	--	30,047
Balances at December 31, 2018	$30	$--	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 87,203 shares of treasury stock	--	--	--	--	--	(4,722)	(4,722)
Issuance of 227,902 common shares for the exercise of stock options	--	--	3,618	--	--	--	3,618
Issuance of 6,005 restricted common shares	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	1,224	--	--	--	1,224
Dividends declared of $0.78 per common share	--	--	--	(19,424)	--	--	(19,424)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	707	--	707
Net income	--	--	--	32,406	--	--	32,406
Balances at December 31, 2019	$30	$--	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 180,112 shares of treasury stock	--	--	--	--	--	(10,001)	(10,001)
Issuance of 630,373 common shares for the exercise of stock options	1	--	8,951	--	--	--	8,952
Forfeiture of 6,793 restricted common shares	--	--	--	--	--	--	--
Non-cash stock compensation expense	--	--	680	--	--	--	680
Dividends declared of $0.21 per common share	--	--	--	(5,278)	--	--	(5,278)
Other comprehensive income, foreign currency translation adjustment	--	--	--	--	(190)	--	(190)
Net income	--	--	--	37,260	--	--	37,260
Balances at December 31, 2020	$31	$--	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$37,260	$32,406	$30,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	7,505	5,539	5,463
Deferred income taxes	(134)	1,099	1,476
Reserve for uncertain tax positions	185	39	(288)
Gain on insurance recoveries for damaged property	(260)	--	--
Loss on disposal of property and equipment	12	(6)	186
Non-cash share-based compensation expense	680	1,224	1,514
Change in assets and liabilities:
Trade accounts receivable	(2,271)	311	2,767
Prepaid expenses and other current assets	(827)	(529)	(833)
Operating lease assets and liability, net	16	(8)	--
Deferred contract costs, net	(351)	(719)	(113)
Accounts payable	(247)	647	(39)
Accrued expenses, wages and bonuses	1,370	806	(566)
Income taxes receivable and payable	(1,529)	11	686
Deferred revenue	(773)	97	(452)
Net cash provided by operating activities	40,636	40,917	39,848

Cash flows from investing activities:
Purchases of property and equipment	(3,984)	(4,656)	(5,971)
Insurance proceeds for damaged property	260	--	--
Net cash used in investing activities	(3,724)	(4,656)	(5,971)

Cash flows from financing activities:
Payments related to Recapitalization	--	--	(72,370)
Proceeds from issuance of note payable	--	--	40,000
Borrowings on line of credit	--	21,000	2,500
Payments on line of credit	--	(21,000)	(2,500)
Payments on notes payable	(3,568)	(3,715)	(3,071)
Payment of debt issuance costs	(36)	--	(187)
Payments on finance lease obligations	(332)	(229)	(157)
Proceeds from the exercise of stock options	1,734	--	--
Payment of employee payroll tax withholdings on share-based awards exercised	(2,784)	(1,103)	(1,853)
Payment of dividends on common stock	(10,517)	(31,299)	(16,859)
Net cash used in financing activities	(15,503)	(36,346)	(54,497)

Effect of exchange rate changes on cash	(236)	611	(1,122)
Net increase (decrease) in cash and cash equivalents	21,173	526	(21,742)

Cash and cash equivalents at beginning of period	13,517	12,991	34,733

Cash and cash equivalents at end of period	$34,690	$13,517	$12,991

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,735	$2,014	$1,282
Income taxes	$5,217	$6,946	$2,635
Supplemental disclosure of non-cash investing and financing activities:
Common stock (formerly class A) issued in the Recapitalization in exchange for then-existing class B shares and options.	$--	$--	$121,371
Finance lease obligations originated for property and equipment	$817	$192	$879
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$7,217	$3,618	$6,098

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our purpose is to establish human understanding. Our solutions enable health care organizations to understand what matters most to each person they serve. Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients. The solutions are offered at an enterprise level through the Voice of the Customer ("VoC") platform, The Governance Institute, and legacy Experience solutions.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable client contract. In 2020, we began providing information technology development work for certain clients specific to their implementation, which are capitalized as deferred contract costs. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical client attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. Prior to 2018, all commissions and incentives were expensed as incurred. We recorded a transition adjustment on January 1, 2018 as an increase to retained earnings of $2.6 million, net of $776,000 of tax, to reflect $3.4 million of commissions and incentives related to contracts that began prior to 2018, net of accumulated amortization. We deferred incremental costs of obtaining a contract of $3.7 million, $3.6 million and $2.6 million in the years ended December 31, 2020, 2019 and 2018, respectively. Deferred contract costs, net of accumulated amortization was $4.6 million and $4.2 million at December 31, 2020 and 2019, respectively. Total amortization by expense classification for the years ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018
	(In thousands)
Direct expenses	$272	$34	$83
Selling, general and administrative expenses	$2,970	$2,874	$2,400
Total amortization	$3,242	$2,908	$2,483

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $63,000, $22,000 and $51,000 for the years December 31, 2020, 2019 and 2018, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of this standard did not have an impact on our consolidated financial statements. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, determined based on our historical write-off experience, current economic conditions and reasonable and supportable forecasts about the future. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The COVID-19 pandemic has resulted in an increase in accounts receivables as some clients have delayed payments or are slower paying due to such clients’ cash-flow issues.

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2018	$200	$80	$105	$175
Year Ended December 31, 2019	$175	$75	$106	$144
Year Ended December 31, 2020	$144	$46	$70	$120

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $2.7 million and $4.1 million of costs incurred for the development of internal-use software for the years ended December 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2020, 2019, or 2018.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, we calculate the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. We did not recognize any impairments related to indefinite-lived intangibles during 2020, 2019 or 2018.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2020 and determined the fair value of each reporting unit likely exceeded the carrying value. No impairments were recorded during the years ended December 31, 2019 or 2018. A substantial portion of the revenue earned by our Canadian subsidiary is concentrated with one customer. While the customer has exercised its option to extend its existing contract to September 2022, during December 2020 we chose not to enter into a new contract with this customer or otherwise extend the term of the contract beyond September 2022. We subsequently announced that we would close the Canada office at the end of the contract.  As a result, we tested for impairment of the Canada reporting unit’s goodwill at December 31, 2020. We recognized an impairment of $714,000 for the excess of the Canada reporting unit’s carrying value over the fair value, using discounted cash flows. The remaining balance of goodwill of our Canada reporting unit at December 31, 2020 was $1.6 million. Changes in the actual amount or timing of cash flows or other assumptions used to discount cash flows to estimate fair value of the Canada reporting unit could result in additional impairment.

Insurance Recoveries

We record insurance recoveries when the realization of the claim is probable. In 2020 we received $3.3 million in insurance recoveries, and $447,000 was paid directly to certain vendors from the insurer related to a cyber-attack in February 2020 (the “February incident”). We recorded $533,000, representing reimbursement for lost revenues, as insurance recoveries, and the remainder as a reduction to operating expenses. Due to insurance recoveries, the February incident did not have a significant impact on our consolidated financial statements. In 2020, we also recorded a gain in other income of $260,000 from insurance recoveries for property damage due to a flooding.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2020, 2019 and 2018, we recorded income tax benefits relating to these tax credits of $45,000, $24,000, and $0, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

All of our existing stock option awards and non-vested stock awards have been determined to be equity-classified awards. The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. We recognize the excess tax benefits and tax deficiencies in the income statement when options are exercised. Amounts recognized in the financial statements with respect to these plans are as follows:

	2020	2019	2018
	(In thousands)
Amounts charged against income, before income tax benefit	$680	$1,224	$1,514
Amount of related income tax benefit	(6,764)	(2,081)	(3,566)
Net (benefit) expense to net income	$(6,084)	$(857)	$(2,052)

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $5.0 million and $3.7 million as of December 31, 2020, and 2019, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

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

We determine whether a lease is included in an agreement at inception. Operating lease ROU assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long-term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU asset and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

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

The following details our financial assets within the fair value hierarchy at December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2020
Money Market Funds	$5,015	$--	$--	$5,015
Total Cash Equivalents	$5,015	$--	$--	$5,015

As of December 31, 2019
Money Market Funds	$3,662	$--	$--	$3,662
Total Cash Equivalents	$3,662	$--	$--	$3,662

There were no transfers between levels during the years ended December 31, 2020 and 2019.

Our long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2020	December 31, 2019
	(In thousands)
Total carrying amount of long-term debt	$30,713	$34,281
Estimated fair value of long-term debt	$32,943	$35,205

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2020 and 2019, there was no indication of impairment related to these assets, other than for the Canada reporting unit’s goodwill as discussed above. We estimated the fair value of the Canada reporting unit using discounted cash flows based on management’s most recent projections which are considered level 3 inputs in the fair value hierarchy.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2020 will have material adverse effect on our consolidated financial position, results of operations or liquidity.

A sales tax accrual of $775,000 was recorded in 2019 for sales taxes that should have been collected from clients in 2019 and certain previous years. We received a revenue ruling from the state of Washington noting that our services are not subject to retail sales tax, and therefore, reversed $268,000 of sales tax accrual for the state of Washington in the third quarter of 2020. We have completed voluntary disclosure agreements with certain states, remitted past due sales tax, are remitting sales tax timely, are collecting sales tax from clients and no accrual for past due sales tax remains as of December 31, 2020. State and local jurisdictions have differing rules and regulations governing sales, use, and other taxes and these rules and regulations can be complex and subject to varying interpretations that may change over time. As a result, we could face the possibility of tax assessment and audits, and our liability for these taxes and associated interest and penalties could exceed our original estimates.

We became self-insured for group medical and dental insurance on January 1, 2019.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance.  We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance.  We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2020 and 2019, our accrual related to self-insurance was $418,000 and $270,000, respectively.

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

We had 65,127, 16,221 and 93,346 options of Common Stock (former class A shares) for the years ended December 31, 2020, 2019 and 2018, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2020	2019	2018
	Common Stock	Common Stock	Common Stock (formerly Class A)	Class B Common Stock
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$37,260	$32,406	$25,423	$4,624
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(57)	(109)	(82)	(18)
Net income attributable to common shareholders	$37,203	$32,297	$25,341	$4,606
Denominator for net income per share - basic:
Weighted average common shares outstanding – basic	25,170	24,809	23,562	3,527
Net income per share - basic	$1.48	$1.30	$1.08	$1.31
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$37,203	$32,297	$25,341	$4,606
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	25,170	24,809	23,562	3,527
Weighted average effect of dilutive securities – stock options	526	844	886	101
Denominator for diluted earnings per share – adjusted weighted average shares	25,696	25,653	24,448	3,628
Net income per share - diluted	$1.45	$1.26	$1.04	$1.27

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

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2020 and 2019 based on timing of revenue recognition (In thousands):

	2020	2019	2018
Subscription services recognized ratably over time	$122,499	$114,216	$104,777
Services recognized at a point in time	2,932	4,992	4,775
Fixed, non-subscription recognized over time	2,907	3,248	3,163
Unit price services recognized over time	4,939	5,526	6,971
Total revenue	$133,277	$127,982	$119,686

Our solutions within the digital VoC platform in 2020, 2019 and 2018 accounted for 73.3%, 62.7% and 49.6% of total revenue, respectively. The remaining revenue consists of legacy Experience and Governance Solutions.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	December 31, 2020	December 31, 2019
Accounts receivables	$13,923	$11,639
Contract assets included in other current assets	$311	$103
Deferred revenue	$(15,585)	$(16,354)

Significant changes in contract assets and contract liabilities during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020		2019
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(16,083)	$-	$(15,785)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,338	-	15,631
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(103)	-	(53)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(24)	-	264
Increases due to revenue recognized in the period with additional performance obligations before invoicing	311	-	103	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2020 approximated $205,000, which is expected to be recognized during 2021.

(4)	Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply either cost or equity method of accounting depending on the nature of our investment and our ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. Our investment of $1.3 million in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”) is included in non-current assets. It is not practicable for us to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. Therefore, it is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. We have a seat on PX's board of directors and our investment, which is not considered to be in-substance common stock, represents approximately 15.7% of the issued and outstanding equity interests in PX.

(5)	Property and Equipment

At December 31, 2020, and 2019, property and equipment consisted of the following:

	2020	2019
	(In thousands)
Furniture and equipment	$4,808	$5,025
Computer equipment	2,638	2,706
Computer software	27,087	24,532
Building	7,515	9,349
Leaseholds	232	41
Land	425	425
Property and equipment at cost	42,705	42,078
Less accumulated depreciation and amortization	30,979	28,548
Net property and equipment	$11,726	$13,530

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2020, 2019, and 2018 was $6.5 million, $5.4 million, and $4.8 million, respectively. There were no significant impairments in property and equipment during 2020, 2019, and 2018. However, we did shorten the useful lives of certain assets to reflect our best estimate of when assets are expected to be disposed of or replaced.

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2020:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$57,969	$(714)	$57,255

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,344	9,256	88
Technology		7		1,360	1,229	131
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,276	12,057	219
Total intangible assets other than goodwill				$13,467	$12,057	$1,410

Goodwill and intangible assets consisted of the following at December 31, 2019:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$57,935	$-	$57,935

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,338	9,154	184
Technology		7		1,360	1,007	353
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,270	11,733	537
Total intangible assets other than goodwill				$13,461	$11,733	$1,728

The following represents a summary of changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 (in thousands):

Balance as of December 31, 2018	$57,831
Foreign currency translation	104
Balance as of December 31, 2019	$57,935
Impairment	(714)
Foreign currency translation	34
Balance as of December 31, 2020	$57,255

As discussed in Note 1, we recorded an impairment of $714,000 to the Canada reporting unit’s goodwill in December 2020.

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2020, 2019 and 2018 was $318,000, $374,000, and $662,000, respectively. Estimated future amortization expense for 2021, 2022 and 2023 is $180,000, $40,000, and -0-, respectively.

(7)	Income Taxes

For the years ended December 31, 2020, 2019, and 2018, income before income taxes consists of the following:

	2020	2019	2018
	(In thousands)
U.S. Operations	$41,357	$40,045	$32,056
Foreign Operations	110	474	2,653
Income before income taxes	$41,467	$40,519	$34,709

Income tax expense consisted of the following components:

	2020	2019	2018
	(In thousands)
Federal:
Current	$3,546	$5,574	$2,144
Deferred	(308)	718	1,328
Total	$3,238	$6,292	$3,472

Foreign:
Current	$225	$94	$882
Deferred	(6)	33	(178)
Total	$219	$127	$704

State:
Current	$578	$1,322	$204
Deferred	172	372	282
Total	$750	$1,694	$486

Total	$4,207	$8,113	$4,662

Federal Tax Reform

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted which made broad and complex changes to the U.S. tax code, including the following:

●	Reduction in the U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018
●	Availability of 100% bonus depreciation on assets placed in service after September 27, 2017
●	Certain stock compensation plans potentially subject to limitations on excess tax benefits
●	The Global Intangible Low Taxed Income (GILTI) provision

As a result of the Tax Act, we determined that we would no longer indefinitely reinvest the earnings of our Canadian subsidiary. Our Canadian subsidiary declared a deemed dividend to the Company for $9.6 million and $3 million in 2020 and 2018, respectively. Additionally, a withholding tax of 5% was paid for each dividend distribution.

The Tax Act subjects a U.S. corporation to tax on its Global Intangible Low Taxed Income (“GILTI”). Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act. Under Generally Accepted Accounting Principles, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. We elected the current period expense method and have not reflected any corresponding deferred tax assets and liabilities associated with the GILTI tax in the table of deferred tax assets and liabilities. GILTI tax has been recorded as current period expense of $10,000, $13,000, and $40,000 in 2020, 2019, and 2018, respectively.

We received notice in December 2019, that we met qualification requirements for the Nebraska Advantage LB312 Act (“NAA”) related to certain investment and full-time equivalent employee thresholds in the year ended 2017. NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. We will receive direct refunds of Nebraska sales tax on qualified property incurred from 2014 to 2023. Investment credits started to accumulate in 2014 and can be earned through 2023. These credits can be claimed against Nebraska income taxes or through sales tax on non-qualified property through 2028. The employment credits are earned from 2017 through 2023, and they can be claimed against Nebraska payroll taxes through 2028. In 2019, we recorded cumulative adjustments for direct refunds and credits earned through the year ending December 31, 2019, which reduced operating expenses by approximately $1.9 million. For the year ended December 31, 2020, adjustments for credits reduced operating expenses by approximately $435,000. In addition, income tax credits of $45,000 and $24,000 were recorded as a reduction to income tax expense for the years ended December 31, 2020 and 2019, respectively.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax (benefit) expense are summarized as follows:

	2020	2019	2018
	(In thousands)
Expected federal income taxes	$8,708	$8,509	$7,285
Foreign tax rate differential	6	26	146
State income taxes, net of federal benefit and state tax credits	607	1,344	376
Share-based compensation	(5,713)	(1,579)	(3,041)
Compensation limit for covered employees	463	--	--
Federal tax credits	(261)	(419)	(150)
Uncertain tax positions	157	34	90
Nondeductible expenses (income) related to recapitalization	--	(24)	151
Goodwill Impairment	184	--	--
Tax depreciation method change	--	--	(308)
Withholding tax on repatriation of foreign earnings	18	107	--
GILTI	10	13	40
Other	28	102	73
	$4,207	$8,113	$4,662

Deferred tax assets and liabilities at December 31, 2020 and 2019, were comprised of the following:

	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$29	$35
Accrued expenses	696	537
Share-based compensation	735	1,267
Accrued bonuses	145	120
Employer payroll tax deferral	323	--
Foreign tax credit from repatriation	--	535
Other	27	--
Gross deferred tax assets	1,955	2,494
Less valuation allowance	--	(535)
Deferred tax assets	1,955	1,959
Deferred tax liabilities:
Prepaid expenses	93	135
Deferred contract costs	1,111	990
Property and equipment	1,725	1,926
Intangible assets	6,109	5,553
Repatriation withholding	174	528
Unrealized translation gain on intercompany loan	--	214
Other	8	12
Deferred tax liabilities	9,220	9,358
Net deferred tax liabilities	$(7,265)	$(7,399)

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $1,323,000 of employer social security tax payments into future years. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences excluding the foreign tax credit carryforward. In 2020, we wrote off the deferred tax asset for prior year foreign tax credit carryforwards of $535,000 and the related valuation allowance. We made the assessment that due to our Canadian subsidiary’s decreased projected future income and the lower US tax rate compared to the Canadian tax rate, it was unlikely we would realize this asset.

We had an unrecognized tax benefit at December 31, 2020 and 2019, of $768,000 and $592,000, respectively, excluding interest of $15,000 and $7,000 at December 31, 2020 and 2019, respectively. Of these amounts, $668,000 and $515,000 at December 31, 2020 and 2019, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2020 and 2019 is as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2018	$554
Reductions due to lapse of applicable statute of limitations	(43)
Reductions due to tax positions of prior years	--
Reductions due to settlement with taxing authorities	(300)
Additions based on tax positions related to the current year	381
Balance of unrecognized tax benefits at December 31, 2019	$592
Reductions due to lapse of applicable statute of limitations	(34)
Additions due to tax positions of prior years	4
Reductions due to settlement with taxing authorities	--
Additions based on tax positions related to the current year	206
Balance of unrecognized tax benefits at December 31, 2020	$768

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada federal and provincial jurisdictions. Tax years 2017 and forward remain subject to U.S. federal examination. Tax years 2014 and forward remain subject to state examination. Tax years 2016 and forward remain subject to Canadian federal and provincial examination.

(8)	Notes Payable

Our long-term debt consists of the following:

	2020	2019
	(In thousands)
Term Loans	$30,713	$34,281
Less: current portion	(4,061)	(4,378)
Less: unamortized debt issuance costs	(105)	(108)
Notes payable, net of current portion	$26,547	$29,795

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on May 28, 2020 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes. The May 2020 amendment increased the Line of Credit from $15,000,000 to $30,000,000.

The amended Term Loan revised the remaining payments for the existing balance outstanding of $33,002,069 to monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%. Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.40% at December 31, 2020). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. There were no borrowings on the Line of Credit during 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of December 31, 2020, we were in compliance with our financial covenants.

Scheduled maturities of notes payable at December 31, 2020 are as follows:

2021	$4,093
2022	4,306
2023	4,529
2024	4,762
2025	13,023

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur. As described in Note 2, we completed a Recapitalization in April 2018 which, among other things, settled all then-existing outstanding class B share-based awards and resulted in the elimination of the class B common stock. As a result, we accelerated vesting of all outstanding class B share-based awards, resulting in accelerated share-based compensation of $331,000 in the year ended December 31, 2018. All outstanding class B share-based awards were then settled for the same stock to cash proportion of the class B common stock described in Note 2, less the exercise price, if any, which approximated the awards’ intrinsic values.

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

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock and, prior to the Recapitalization, 500,000 shares of our former class B common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. Beginning in 2018, on the date of each annual meeting of shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2020, there were 830,419 shares of Common Stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,169,581 shares of Common Stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock and, prior to the Recapitalization, 300,000 shares of our former class B common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2020, there were 779,800 shares of Common Stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 1,020,200 shares of Common Stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2020, 2019 and 2018, we granted options to purchase 70,471, 100,615 and 116,276 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2020	2019	2018
	Common Stock	Common Stock	Common Stock
Expected dividend yield at date of grant	1.84%	2.60%	2.59%
Expected stock price volatility	33.62%	34.01%	32.47%
Risk-free interest rate	1.35%	2.38%	2.51%
Expected life of options (in years)	7.39	7.46	7.28

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

The following table summarizes stock option activity under the 2001 and 2006 Equity Incentive Plans and the 2004 Director Plan for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock
Outstanding at December 31, 2019	1,245,922	$18.08
Granted	70,471	$62.23
Exercised	(630,373)	$14.20		$25,912
Forfeited	(85,449)	$32.28
Outstanding at December 31, 2020	600,571	$25.31	5.58	$11,665
Exercisable at December 31, 2020	270,876	$18.00	4.14	$6,811

The following table summarizes information related to stock options for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	Common Stock	Common Stock	Common Stock
Weighted average grant date fair value of stock options granted	$18.67	$11.99	$10.02
Intrinsic value of stock options exercised (in thousands)	$25,912	$8,280	$10,621
Intrinsic value of stock options vested (in thousands)	$1,965	$1,891	$2,719

As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million which was expected to be recognized over a weighted average period of 2.96 years.

There was $1.7 million in cash received from stock options exercised for the year ended December 31, 2020 and no cash received from options exercised in 2019 or 2018. We recognized $680,000, $934,000 and $1.1 million of non-cash compensation for the years ended December 31, 2020, 2019, and 2018, respectively, related to options, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $6.3 million, $2.0 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During 2019 and 2018, we granted 6,005 and 6,793 non-vested shares of Common Stock, respectively, under the 2006 Equity Incentive Plan. No shares of non-vested Common Stock were granted during the year ended December 31, 2020. As of December 31, 2020, we had 6,005 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $23,000, $290,000 and $428,000 of non-cash compensation for the years ended December 31, 2020, 2019, and 2018, respectively, related to this non-vested stock, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $235,000 and $168,000 for the years ended December 31, 2020 and 2018, respectively. No restricted stock vested during the year end December 31, 2019.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2020:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	84,176	$17.23
Granted	--	$--
Vested	(71,378)	$13.59
Forfeited	(6,793)	$36.80
Outstanding at December 31, 2020	6,005	$38.30

As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock awards was approximately $138,000 and is expected to be recognized over a weighted average period of 3.00 years.

(10)	Leases

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2020 range from less than one year to 4.7 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2020 and 2019 included (in thousands):

	2020	2019
Operating leases	$600	$781
Finance leases:
Asset amortization	355	252
Interest on lease liabilities	37	39
Variable lease cost	62	86
Short-term lease cost	42	42
Total net lease cost	$1,096	$1,200

In 2020, we adjusted the useful life of the operating right of use assts associated with our Atlanta, Georgia and Markham, Ontario office leases based on the expectation that we will vacate the office space before the end of the lease term. We recorded rent expense in connection with our operating leases of $779,000 in 2018.

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2020	December 31, 2019
Operating leases:
Operating ROU assets	$1,308	$1,628

Current operating lease liabilities	461	524
Noncurrent operating lease liabilities	896	1,139
Total operating lease liabilities	$1,357	$1,663

	December 31, 2020	December 31, 2019
Finance leases:
Furniture and equipment	$1,014	$802
Computer Equipment	662	511
Computer Software	207	207
Property and equipment under finance lease, gross	1,883	1,520
Less accumulated amortization	(605)	(734)
Property and equipment under finance lease, net	$1,278	$786

Current obligations of finance leases	$493	$227
Noncurrent obligations of finance leases	778	559
Total finance lease liabilities	$1,271	$786

Weighted average remaining lease term (in years):
Operating leases	3.68	4.17
Finance leases	2.69	3.56

Weighted average discount rate:
Operating leases	4.40%	4.81%
Finance leases	3.38%	4.60%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$596	$789
Operating cash flows from finance leases	36	38
Financing cash flows from finance leases	332	229

ROU assets obtained in exchange for operating lease liabilities	276	16
ROU assets obtained in exchange for finance lease liabilities	817	192

Undiscounted payments under non-cancelable finance and operating leases at December 31, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases
2021	$527	$509
2022	481	322
2023	305	319
2024	13	203
2025	--	118
Thereafter	--	--
Total minimum lease payments	1,326	1,471
Less: Amount representing interest	(55)	(114)
Present value of minimum lease payments	1,271	1,357
Current portion	(493)	(461)
Lease obligations, net of current portion	$778	$896

In addition to the above, we have an operating lease for office space commencing February 2021 which requires monthly base rent payments of $14,288 through January 2024.

(11)	Related Party

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continues to service on the board of directors of Ameritas. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $248,000, $242,000 and $200,000 in 2020, 2019 and 2018 respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. Total payments for these services totaled $1.1 million with $478,000 recorded as expense in 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of PX (see Note 4). Also in 2017, we paid $250,000 to acquire certain perpetual content licenses from PX for content we include in certain of our subscription services. We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and receive a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2020, 2019 and 2018 was $294,000, $578,000 and $439,000, respectively. We will no longer earn revenue under this agreement after September 30, 2021 due to termination of the reseller agreement.

(12)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $521,000, $447,000 and $396,000 in 2020, 2019 and 2018, respectively, as a matching percentage of associate 401(k) contributions.

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

The table below presents entity-wide information regarding our revenue and assets by geographic area (in thousands):

	2020	2019	2018
Revenue:
United States	$130,305	$124,369	$115,451
Canada	2,972	3,613	4,235
Total	$133,277	$127,982	$119,686
Long-lived assets:
United States	$77,448	$78,906	$77,330
Canada	1,863	2,622	2,291
Total	$79,311	$81,528	$79,621
Total assets:
United States	$128,319	$95,668	$91,080
Canada	5,104	15,017	16,952
Total	$133,423	$110,685	$108,032

(14)	Subsequent Event

On January 4, 2021, we acquired substantially all assets and assumed certain liabilities of PatientWisdom, Inc., a company with a health engagement solution that will further our purpose of operationalizing human understanding through tangible and actionable insights. $3.0 million of the total $5.0 million all-cash consideration was paid at closing. We are required to pay the remaining $2.0 million no later than February 1, 2022, subject to offset for indemnification claims as provided in the purchase agreement. The closing payment was funded, and we expect to fund the deferred portion of the purchase price, with cash on hand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have no other information to report pursuant to this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors, executive officers and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees”, “Information About Our Executive Officers” and “Delinquent Section 16(a) Reports,” respectively, in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “Grants of Plan-Based Awards in 2020,” “Outstanding Equity Awards at December 31, 2020,” “2020 Director Compensation,” “Compensation Committee Report,” “Corporate Governance-Transactions with Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020.

Plan Category Common Shares	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	600,571	$25.31	1,610,219	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	600,571	$25.31	1,610,219

(1)	Includes our 2006 Equity Incentive Plan, 2004 Director Plan, and the 2001 Equity Incentive Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 331,874 additional shares of restricted Common Stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 779,800 shares of Common Stock as of December 31, 2020. The Director Plan provides for granting options for 3,000,000 shares of Common Stock. Option awards through December 31, 2020 totaled 2,169,581 shares of Common Stock. No future awards are available under the 2001 Equity Incentive Plan due to its expiration.

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

(3.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(3.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.1 to National Research Corporation’s Current Report on Form 8-K dated May 14, 2020 and filed on May 15, 2020 (File No. 001-35929)]

(4.1)

Amended and Restated Articles of Incorporation of National Research Corporation, effective as of 5:01 pm, CT, on April 17, 2018 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018 (File No. 001-35929)]

(4.2)

By-Laws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.1 to National Research Corporation’s Current Report on Form 8-K dated May 14, 2020 and filed on May 15, 2020 (File No. 001-35929)]

(4.3)

Description of the Securities of the Registrant [Incorporated by reference to Exhibit 4.3 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed on March 6, 2020 (File No. 001-35929)]

(10.1)

Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

(10.2)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.3)*

Form of Nonqualified Stock Option Agreement (for new associates) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.4 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.4)*

Form of Nonqualified Stock Option Agreement (for officers) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.5)*

Form of Restricted Stock Agreement for executive officers used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Current Report on Form 8-K dated March 19, 2005 and filed on March 23, 2005 (File No. 000-29466)]

Exhibit Number	Exhibit Description

(10.6)*

Form of Restricted Stock Agreement (one year vesting) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.7)*

Form of Restricted Stock Agreement (five year vesting) used in connection with the National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Exhibit 4.7 to National Research Corporation’s Registration Statement on Form S-8 (Registration No. 333-120530) filed on November 16, 2004]

(10.8)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.14) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.9)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit (10.15) to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.10)*

National Research Corporation 2001 Equity Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed on April 3, 2002 (File No. 000-29466)]]

(10.11)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

(10.12)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

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

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

(104)**	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

*	A management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

None.

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2021.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	March 5, 2021
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 5, 2021
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 5, 2021
Donald M. Berwick

/s/ JoAnn M. Martin	Director	March 5, 2021
JoAnn M. Martin

/s/ John N. Nunnelly	Director	March 5, 2021
John N. Nunnelly