Form 10-K/A
period 2020-12-31
NATIONAL RESEARCH CORP
filed 2021-04-28
CIK 70487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Common Stock, $.001 par value, outstanding as of April 21, 2021: 25,439,013

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPALANATORY NOTE

National Research Corporation, doing business as NRC Health, referred to in this report as “NRC Health,” the “Company,” “we,” “our,” “us” or similar terms, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “Original Filing”). We are filing this Amendment for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the Part III Information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cover Page and Part III, Items 10 through 14, of the Original Filing are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment does not amend, modify, or otherwise update any other disclosures contained in the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The following sets forth certain information concerning the members of our Board of Directors.

Michael D. Hays, 66, has served as Chief Executive Officer and a director since he founded the Company in 1981.  He also served as President of the Company from 1981 to 2004, from July 2008 to July 2011, and from October 2020 to present.  Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization).  Mr. Hays’ background as founder of the Company, and his long and successful tenure as Chief Executive Officer and a director, led to the conclusion that he should serve as a director of the Company.

John N. Nunnelly, 68, has served as a director of the Company since December 1997. Mr. Nunnelly is a retired Group President from McKesson Corporation, a leader in pharmaceutical distribution and healthcare information technology.  During his 28-year career at McKesson, Mr. Nunnelly served in a variety of other positions, including Vice President of Strategic Planning and Business Development, Vice President and General Manager of the Amherst Product Group and Vice President of Sales-Decision Support.  These responsibilities included leading several business units, including one with over $360 million in annual revenue.  In addition, he was involved in managing a number of mergers and acquisitions.  Mr. Nunnelly also serves as an adjunct professor at the University of Massachusetts, School of Nursing, advising students and faculty on matters pertaining to healthcare information technology.  These experiences and Mr. Nunnelly’s expertise as a professional and educator in the field of healthcare information technology led to the conclusion that he should serve as a director of the Company.

Donald M. Berwick, 74, has served as a director of the Company since October 2015.  Dr. Berwick is the former President and Chief Executive Officer of the Institute for Healthcare Improvement, which he co-founded and led for almost 20 years, and where he now serves as President Emeritus and Senior Fellow.  He is also currently a Lecturer in the Department of Health Care Policy at Harvard Medical School.  From July 2010 to December 2011, Dr. Berwick served as the Administrator of the Centers for Medicare and Medicaid Services as an appointee of President Barack Obama.  Dr. Berwick previously served on the faculty of the Harvard Medical School and the Harvard School of Public Health (from 1974 to 2010). He was also vice chair of the U.S. Preventive Services Task Force (from 1990 to 1995), the first “Independent Member” of the Board of Trustees of the American Hospital Association (from 1996 to 1999) and the chair of the National Advisory Council of the Agency for Healthcare Research and Quality (from 1995 to 1999). Dr. Berwick’s expertise as a professional, administrator, lecturer and educator in the field of healthcare led to the conclusion that he should serve as a director of the Company.

JoAnn M. Martin, 66, has served as a director of the Company since June 2001. Ms. Martin is the Vice Chair of the Board of Ameritas Mutual Holding Company, Ameritas Holding Company, and Ameritas Life Insurance Corp. (“Ameritas”). Ms. Martin was elected President and Chief Executive Officer of Ameritas, an insurance and financial services company, in July 2005 and served as Chair and Chief Executive Officer until January 2020. From April 2003 to July 2005, she served Ameritas as President and Chief Operating Officer. Prior to that role, Ms. Martin served as Senior Vice President and Chief Financial Officer of Ameritas for more than the preceding five years. In April 2009, Ms. Martin was elected Chief Executive Officer of Ameritas Holding Company and Ameritas Mutual Holding Company (previously named UNIFI Mutual Holding Company), where she had served as Executive Vice President and Chief Financial Officer for more than the preceding five years, and served as Chief Executive Officer of Ameritas Mutual Holding Company until January 2020. Prior to her retirement from the position of Chief Executive Officer in January 2020, Ms. Martin had served as an officer of Ameritas and/or its affiliates since 1988. Ms. Martin has also served as a director of Nelnet, Inc. (NYSE: NNI), a diversified educational services, technology solutions, telecommunications, and asset management company, since March 2020 and currently serves on Nelnet’s Audit Committee. Ms. Martin’s financial background as a certified public accountant and as the former Chief Financial Officer and Chief Executive Officer of a mutual insurance holding company, as well as her past leadership experiences as a director of the Omaha Branch of the Federal Reserve Bank of Kansas City and other organizations, led to the conclusion that she should serve as a director of the Company.

Our Executive Officers

Set forth below is certain information regarding our current executive officers (other than our CEO and President, Mr. Hays, for whom information is set forth above under Our Directors).

Kevin R. Karas, 63, has served as our Chief Financial Officer, Treasurer and Secretary since September 2011, and as Senior Vice President Finance since he joined us in December 2010. From 2005 to 2010, he served as Vice President of Finance for Lifetouch Portrait Studios, Inc., a national retail photography company.  Mr. Karas also previously served as Chief Financial Officer at CARSTAR, Inc., an automobile collision repair franchise business, from 2000 to 2005, Chief Financial Officer at Rehab Designs of America, Inc., a provider of orthotic and prosthetic services, from 1993 to 2000, and as a regional Vice President of Finance and Vice President of Operations at Novacare, Inc., a provider of physical rehabilitation services, from 1988 to 1993.  He began his career as a Certified Public Accountant at Ernst & Young.

Jona S. Raasch, 62, has served as our Chief Operating Officer from 1988 to 2011 and from 2014 to present. She has also served as Chief Executive Officer of the Governance Institute, one of our operating segments, since May 2006.

Helen L. Hrdy, 56, has served as our Chief Growth Officer since January 2020. Prior to that position Ms. Hrdy served as our Senior Vice President, Customer Success, from January 2012 to January 2020. Prior to this Ms. Hrdy held various positions of increasing responsibility with the Company since 2000.

Our executive officers are elected by and serve at the discretion of the Board. There are no family relationships between any of our directors or executive officers. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of our executive officers was or is to be selected as an officer.

Committees of the Board of Directors

The Board held eleven meetings in 2020. All persons serving as directors in 2020 attended at least 75% of the meetings of the Board and the committees on which they served during 2020.

The Board has a standing Audit Committee, Compensation and Talent Committee, Nominating Committee and Strategic Planning Committee. Each of these committees has the responsibilities set forth in formal written charters adopted by the Board. We make available copies of each of these charters free of charge on our website located at www.nrchealth.com/our-purpose/investor-relations/corporate-governance/. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this report.

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by overseeing our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; our accounting and financial reporting processes; and the audits of our financial statements. The Audit Committee presently consists of JoAnn M. Martin (Chairperson), John N. Nunnelly, and Donald M. Berwick, each of whom meets the independence standards of The NASDAQ Stock Market and the Securities and Exchange Commission for audit committee members. The Board has determined that JoAnn M. Martin qualifies as an “audit committee financial expert,” as that term is defined by the Securities and Exchange Commission, because she has the requisite attributes through, among other things, education and experience as a president, chief financial officer and certified public accountant. The Audit Committee held five meetings in 2020.

The Compensation and Talent Committee determines compensation programs for our executive officers, reviews management’s recommendations as to the compensation to be paid to other key personnel and administers our equity-based compensation plans. The Compensation and Talent Committee presently consists of Donald M. Berwick (Chairperson), JoAnn M. Martin, and John N. Nunnelly, each of whom meets the independence standards of The NASDAQ Stock Market and the Securities and Exchange Commission for compensation committee members. The Compensation and Talent Committee held two meetings in 2020. From time to time, with the last time being in 2015, the Compensation and Talent Committee or our management has engaged a nationally recognized compensation consultant to assist us in our review of our compensation and benefits programs, including the competitiveness of pay levels, executive compensation design issues, market trends and technical considerations. The Compensation and Talent Committee, however, did not use this information in setting the compensation of our executive officers in 2020.

The Nominating Committee presently consists of Donald M. Berwick (Chairperson) and John N. Nunnelly, each of whom meets the independence standards of The NASDAQ Stock Market for nominating committee members. The Nominating Committee’s primary functions are to: (1) recommend persons to be selected by the Board as nominees for election as directors and (2) recommend persons to be elected to fill any vacancies on the Board. The Nominating Committee held three meetings in 2020.

The Strategic Planning Committee assists the Board in reviewing and, as necessary, altering, our strategic plan, reviewing industry trends and their effects, if any, on us and assessing our products, services and offerings and the viability of such portfolio in meeting the needs of the markets that we serve. John N. Nunnelly (Chairperson), Donald M. Berwick and JoAnn M. Martin are the current members of the Strategic Planning Committee. The Strategic Planning Committee did not hold any meetings in 2020.

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any owner of greater than 10% of our Common Stock to file reports with the Securities and Exchange Commission concerning their ownership of our Common Stock. Based solely upon information provided to us by individual directors and executive officers, we believe that, during the fiscal year ended December 31, 2020, all of our directors and executive officers and owners of greater than 10% of our Common Stock complied with the Section 16(a) filing requirements, except that (i) a Form 4 for our former President, Steven Jackson reporting the forfeiture of shares upon the vesting of restricted stock and (ii) a Form 4 for Mr. Hays reporting his acquisition of shares from a family trust were not timely filed.

Code of Conduct & Ethics

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

2020 DIRECTOR COMPENSATION

Directors who are executive officers of the Company receive no compensation for service as members of either the Board or committees thereof. Directors who are not executive officers of the Company receive an annual fixed fee of $75,000 for the lead director and $50,000 for each other director. Directors are also reimbursed for out-of-pocket expenses associated with attending meetings of the Board and committees thereof. Ms. Martin served as our lead director from 2007 to May 2012, and Mr. Nunnelly has served as our lead director since May 2012.

Pursuant to the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended (the “Director Plan”), each director who is not an associate (i.e., employee) of the Company also receives an annual grant of an option to purchase shares of our Common Stock on the date of each Annual Meeting of Shareholders. For the period from January 1, 2020 to December 31, 2020, each director continuing in office who was not an associate of the Company received a grant of options to purchase shares of our Common Stock with a target grant date fair value of approximately $100,000, rounded to the nearest whole share and computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), or successor rule, on the date of our 2020 annual meeting of shareholders. The options were granted with an exercise price equal to the fair market value of our common stock on the date of grant, and are scheduled to vest the day immediately preceding the Annual Meeting.

The following table sets forth information regarding the compensation received by each of our directors during 2020:

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Donald M. Berwick	$50,000	$100,003	$150,003

JoAnn M. Martin	$50,000	$100,003	$150,003

Barbara J. Mowry(2)	$19,231	-	$19,231

John N. Nunnelly	$75,000	$100,003	$175,003

1 Represents the aggregate grant date fair value of option awards granted during the year, computed in accordance with FASB ASC Topic 718. See Note 9 to our Consolidated Financial Statements included in the Original Filing for a discussion of assumptions made in the valuation of share-based compensation. As of December 31, 2020, the outstanding option awards for each director were as follows: Dr. Berwick – 14,000 options; Ms. Martin – 60,440 options; Ms. Mowry – 50,000 options; and Mr. Nunnelly – 49,675 options.
2 Ms. Mowry’s term as director expired on May 18, 2020 and she did not stand for reelection.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis relates to the compensation of the individuals named in the Summary Compensation Table, a group we refer to as our “named executive officers.” In this discussion, the terms “we,” “our,” “us” or similar terms refer to the Company.

Overview of Executive Compensation Philosophy

Key features of our compensation program include the following:

✓	Conservative pay policy with total named executive officer and director compensation positioned below the median
✓	Direct link between pay and performance that aligns business strategies with stockholder value creation
✓	Annual say-on-pay votes
✓	No tax gross-ups
✓	No excessive perquisites for executives
✓	No change of control or severance obligations to named executive officers, including no accelerated vesting of equity awards upon a change of control
✓	No re-pricing or back-dating of stock options or similar awards
✓	Appropriate balance between short- and long-term compensation that discourages short-term risk taking at the expense of long-term results
✓	Five year vesting period for executive option grants

We recognize the importance of maintaining sound principles for the development and administration of our executive compensation and benefit programs. Specifically, we design our executive compensation and benefit programs to advance the following core principles:

●
Competitive Pay for Our Market. We strive to compensate our executive officers at levels to ensure that we continue to attract and retain a highly competent, committed management team. Our Midwest headquarters provides a low cost of living that allows us to provide compensation that accomplishes this goal while keeping total compensation below that of many similar companies.

●	Align with Shareholders. We seek to align the interests, perspectives and decision-making of our executive officers with the interests of our shareholders.

●	Incentivize Performance. We link our executive officers’ compensation, particularly annual cash bonuses, to our established financial performance goals.

We believe that a focus on these principles will benefit us and, ultimately, our shareholders in the long term by ensuring that we can attract and retain highly-qualified executive officers who are committed to our long-term success.

Role of the Compensation and Talent Committee

The Board appoints the Compensation and Talent Committee (the “Committee”), which consists entirely of directors who are “non-employee directors” for purposes of the Securities Exchange Act of 1934. The following individuals are members of the Committee:

●	Donald M. Berwick (Chairperson)

●	JoAnn M. Martin

●	John N. Nunnelly

The Committee is responsible for discharging the Board’s responsibilities with respect to all significant aspects of our compensation policies, programs and plans, and accordingly the Committee determines compensation programs for our executive officers or recommends such programs to the full Board for approval. The Committee also reviews management’s recommendations as to the compensation to be paid to other key personnel and administers our equity-based compensation plans. Periodically, the Committee reviews and determines our compensation and benefit programs, with the objective of ensuring the executive compensation and benefits programs are consistent with our compensation philosophy. The Committee has authority to carry out the foregoing responsibilities under its charter and may delegate such authority to subcommittees of the Committee. From time to time, the Committee or management has engaged a nationally recognized compensation consultant to conduct a benchmarking study of executive compensation levels and practices. This market information has, in the past, been used to help inform and shape decisions, but was (and is) neither the only nor the determinative factor in making compensation decisions.

At the time our Committee recommended, and our Board approved, our named executive officers’ 2020 compensation, our most recent review of our compensation and benefit programs was in late 2015, when our Committee engaged Aon Hewitt to review our programs before determining compensation for 2016. In determining compensation levels for our named executive officers in 2020, our Committee did not engage Aon Hewitt or any other compensation consultant to provide advice concerning executive officer compensation.

One objective of the Committee in setting compensation for our executive officers, other than our Chief Executive Officer, is to establish base salary at a level that will attract and retain highly-qualified individuals. The Committee’s considerations in setting our Chief Executive Officer’s base salary are described below. For our executive officers other than our Chief Executive Officer, we also consider individual performance, level of responsibility, skills and experience, and internal comparisons among executive officers in determining base salary levels.

The Committee administers our annual cash incentive program and long-term equity incentive plans and approves all awards made under the program and plans. For annual and long-term incentives, the Committee considers internal comparisons and other existing compensation awards or arrangements in making compensation decisions and recommendations. In its decision-making process, the Committee receives and considers the recommendations of our Chief Executive Officer as to executive compensation programs for all of the other officers. In its decision-making process for the long-term incentives for our executive officers, the Committee considers relevant factors, including our performance and relative shareholder return and the awards given to the executive officer in past years. The Committee makes its decisions regarding general program adjustments to future base salaries, annual incentives and long-term incentives concurrently with its assessment of the executive officers’ performance. Adjustments generally become effective in January of each year.

In fulfilling its objectives as described above, the Committee took the following steps in determining 2020 compensation levels for our named executive officers:

●	Considered the performance of our Chief Executive Officer and determined his total compensation;

●	Considered the performance of our other executive officers and other key associates (i.e., employees) with assistance from our Chief Executive Officer; and

●
Determined total compensation for our named executive officers based on recommendations by our Chief Executive Officer (as to the other officers) and the Committee’s consideration of the Company’s and the individual officer’s performance.

2020 Say on Pay Vote

In May 2020 (after the 2020 executive compensation actions described in this Compensation Discussion and Analysis had taken place), we held our annual advisory shareholder vote on the compensation of our named executive officers at our annual shareholders’ meeting, and, consistent with the recommendation of the Board, our shareholders approved our executive compensation, with more than 99% of votes cast in favor. Consistent with this strong vote of shareholder approval, we have not undertaken any material changes to our executive compensation programs.

Total Compensation

We intend to continue our strategy of compensating our executive officers through programs that emphasize performance-based incentive compensation in the form of cash and equity-based awards. To that end, we have structured total executive compensation to ensure that there is an appropriate balance between a focus on our long-term versus short-term performance. We believe that the total compensation paid or awarded to the executive officers during 2020 was consistent with our financial performance and the individual performance of each of our executive officers. We also believe that this total compensation was reasonable in its totality and is consistent with our compensation philosophies described above.

CEO Compensation

The Committee reviews annually the salary and total compensation levels of Michael D. Hays, our Chief Executive Officer. While Mr. Hays’ salary and overall compensation are significantly below the median level paid to chief executive officers of comparable companies, he requested that his base salary and targeted overall compensation remain unchanged. The Committee has not proposed an increase in his salary or overall compensation since 2005.

Elements of Compensation

Base Salary

The objective of the Committee is to establish base salary, when aligned with performance incentives, to continue to attract and retain the best talent (with the exception of Mr. Hays’ salary as noted above). We have historically attempted to minimize base salary increases in order to limit our executive compensation expense if we do not meet our objectives for financial growth under our incentive compensation program.

Consistent with this practice, the Committee left base salaries unchanged in 2020 for Mr. Hays, Mr. Karas, Ms. Raasch and Mr. Jackson, maintaining the salary levels in place since 2016. In the case of Mr. Hays, the decision was based on his request, described above, that his salary not be increased. In the case of the other named executive officers, the decision was based on our performance and the belief that such named executive officer’s salaries were at an appropriate level to retain their talent. Ms. Hrdy received a pay increase in 2020 due to her promotion to Chief Growth Officer.

Base salaries paid to our named executive officers represented the following percentages of their total compensation (as calculated for purposes of the Summary Compensation Table).

Base Salary as a Percentage of Total Compensation

Michael D. Hays	50%

Kevin R. Karas	50%

Jona S. Raasch	50%

Helen L. Hrdy	52%

Steven D. Jackson	58%

Annual Cash Incentive

Our executive officers are eligible for annual cash incentive awards under our incentive compensation program. Please note that, while we may refer to annual cash incentive awards as bonuses in this discussion, the award amounts are reported in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation” pursuant to the Securities and Exchange Commission’s regulations.

We intend for our incentive compensation program to provide an incentive to meet and exceed our financial goals, and to promote a superior level of performance. Within the overall context of our pay philosophy and culture, the program:

●	Provides total cash compensation to attract and retain key executive talent;

●	Aligns pay with organizational performance;

●	Focuses executive attention on key business metrics; and

●	Provides a significant incentive for achieving and exceeding performance goals.

Under our incentive compensation program, the Committee establishes performance measures for our named executive officers at the beginning of each year. For 2020, the Committee used our overall revenue and net income as performance measures because the Committee believes these are key measures of our ability to deliver value to our shareholders for which our named executive officers have primary responsibility. The Committee weighted the two performance measures equally in determining bonus payouts. The Committee structured the incentive compensation program so that our named executive officers would receive a bonus based on the percentage of growth in overall revenue and net income in 2020 over 2019, starting from “dollar one” of such growth. Consistent with past years, the Committee structured the incentive compensation program for our named executive officers to require performance representing growth in revenue or net income for any payout to be received.

The Committee structured the incentive compensation program to permit payouts to be earned for any growth in revenue and net income because it believed that providing an incentive to achieve growth in these measures would provide an effective incentive to the executive officers in 2020. The Committee determined that the bonuses under the incentive compensation program would be equal to the following (subject to a maximum of 200% of base salary): the product of the executive officer’s base salary (i) multiplied by the sum of the percentage year over year increase, if any, in overall revenue plus the percentage year over year increase, if any, in overall net income (ii) multiplied by 2.5.

In determining the potential bonus amounts for our named executive officers described above, the Committee concluded that their payouts determined by these formulas were likely to produce results consistent with our past practice of setting annual target payouts at 50% of base salary, and would continue to provide competitive compensation consistent with our goals for annual incentive awards.

The following table shows amounts actually earned by our named executive officers for 2020, along with the percentages of their total compensation (as calculated for purposes of the Summary Compensation Table) that these amounts represent.

Name	2020 Actual Bonus Percentage of Total Compensation	2020 Actual Bonus Amount

Michael D. Hays	25%	$62,426

Kevin R. Karas	25%	$139,650

Jona S. Raasch	25%	$147,000

Helen L. Hrdy	25%	$139,650

Steven D. Jackson(1)	0%	$0

(1) Mr. Jackson resigned effective October 2, 2020 and, accordingly, did not receive a bonus for 2020.

Long-Term Equity Incentive

The general purpose of our current equity-based plans is to promote the achievement of our long-range strategic goals and enhance shareholder value. The Committee may from time to time approve discretionary awards, however, we generally grant equity-based awards in the following circumstances:

●
Annual Awards.  To provide an additional performance incentive for our executive officers and other key management personnel, our executive compensation package generally includes annual grants of stock options with respect to our common stock.

●
New Hire or Promotion Awards.  We also award restricted stock grants to newly hired or promoted executive officers during their first year of participation in our equity incentive program to provide greater alignment between the officers’ interests and those of our shareholders, and to assist in retention.

Options to purchase shares of common stock are typically granted with a per-share exercise price of 100% of the fair market value of each share of common stock subject to the option on the date of grant. The value of the option will be dependent on the future market value of the common stock, which we believe helps to align the economic interests of our key management personnel with the interests of our shareholders. To encourage our key management personnel to continue in employment with us, when we grant restricted stock under the 2006 Equity Incentive Plan to executive officers, we generally impose a 5-year restriction period on the grant, pursuant to which the options do not become fully vested and exercisable until the fifth anniversary of the grant date.

In determining equity incentive awards for 2020, the Committee concluded that setting annual equity awards for our named executive officers at a grant date target fair value of approximately 50% of their respective then-current base salaries would provide competitive compensation consistent with our goals for equity awards. The Committee generally grants stock options effective on a date in the first week of January. Accordingly, effective January 3, 2020, the Committee granted options to each of our named executive officers. To determine the number of option shares with a grant date target fair value approximately equal to 50% of an executive officer’s base salary, the Committee divided 50% of the current base salary by the most recent Common Stock closing price to determine the number of shares that equal 50% of the current base salary. The number of shares were then multiplied by a factor of three to determine the number of option shares to be granted. The number of options granted to our named executive officers is shown in the Grants of Plan-Based Awards Table.

For 2020, no performance-based equity awards were granted to our named executive officers. Our Committee may, however, consider in the future conditioning awards on the achievement of various performance goals, including return on equity, shareholder value added, earnings from operations, net earnings, net earnings per share, market price of our common stock and/or total shareholder return.

Other Benefits

To assist our associates in preparing financially for retirement, we maintain a 401(k) plan for all associates over 21 years of age, including our executive officers. Pursuant to the 401(k) plan, we match 25% of the first 6% of compensation contributed by our associates up to allowable Internal Revenue Service limitations. We also maintain group life, health, dental and vision insurance programs for all of our salaried associates, and our named executive officers are eligible to participate in these programs on the same basis as all other eligible associates. During 2020 we also provided our associates a work-from-home allowance to further enable remote work due to COVID-19.

Agreements with Officers

We do not have employment, retention, severance, change of control or similar agreements with any of our executive officers. While we enter into award agreements with our executive officers and other participants under our long-term equity award plans, these agreements and plans do not provide for acceleration of vesting or other benefits upon a change of control or termination.

2020 SUMMARY COMPENSATION TABLE

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers: Michael D. Hays, our Chief Executive Officer and President; Kevin R. Karas, our Senior Vice President Finance, Chief Financial Officer, Treasurer and Secretary; Jona S. Raasch, our Chief Operating Officer; Helen L. Hrdy, our Chief Growth Officer and Steven D. Jackson, our former President. We had no other executive officers, as defined in Rule 3b-7 of the Securities Exchange Act of 1934, whose total compensation exceeded $100,000 during 2020. The identification of such named executive officers is determined based on the individual’s total compensation for 2020, as reported below in the Summary Compensation Table, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals.

The following table sets forth for our named executive officers with respect to 2020, 2019, and 2018: (1) the dollar value of base salary earned during the year; (2) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”); (3) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (4) all other compensation for the year; and (5) the dollar value of total compensation for the year.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Michael D. Hays(3)	2020	$127,400	$60,258	$62,426	$4,420	$254.504
Chief Executive Officer	2019	$127,400	$54,890	$47,265	$4,323	$233,878
President	2018	$127,400	$53,332	$104,468	$4,267	$289,467

Kevin R. Karas	2020	$285,000	$134,813	$139,650	$6,868	$566,331
Senior Vice President	2019	$285,000	$122,782	$105,735	$6,529	$520,046
Finance, Chief Financial Officer,	2018	$285,000	$119,307	$233,700	$6,604	$644,611
Treasurer and Secretary

Jona S. Raasch	2020	$300,000	$141,909	$147,000	$6,914	$595,823
Chief Operating Officer

Helen L. Hrdy	2020	$285,000	$118,254	$139,650	$5,410	$548,314
Chief Growth Officer

Steven D. Jackson(3)	2020	$225,000	$141,909	$0	$20,363	$387,272
Former President	2019	$300,000	$129,239	$111,300	$5,100	$545,639
	2018	$300,000	$125,582	$246,000	$5,025	$676,607

(1)
Represents the aggregate grant date fair value of the option awards granted during the year, computed in accordance with FASB ASC Topic 718. See Note 9 to our Consolidated Financial Statements included in the Original Filing for a discussion of assumptions made in the valuation of share-based compensation.

(2)
Includes, for each of our named executive officers, the amount of our 401(k) matching contributions; for Messrs. Hays and Karas and Mses. Raasch and Hrdy, the amount of our health saving account matching contributions; for Messrs. Karas and Jackson and Mses. Raasch and Hrdy, the amount of our technology allowance; and for Mr. Jackson, a housing allowance of $15,200.

(3)	Mr. Jackson resigned from his position as President and Mr. Hays was appointed President effective October 2, 2020.

GRANTS OF PLAN-BASED AWARDS IN 2020

We maintain the 2006 Equity Incentive Plan and the 2001 Equity Incentive Plan pursuant to which grants may be made to our executive officers. The following table sets forth information regarding all such incentive plan awards that were made to the named executive officers in 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Date of Committee Action	Threshold ($)(3)	Target ($)	Maximum ($)	All Other Option Awards: No. of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($)(2)	Closing Price on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards ($)

Michael D. Hays	1/3/2020	12/20/19				2,904	$65.80	$66.80	$60,258

			-	$63,700	$254,800

Kevin R. Karas	1/3/2020	12/20/19				6,497	$65.80	$66.80	$134,813

			-	$142,500	$570,000

Jona S. Raasch	1/3/2020	12/20/19				6,839	$65.80	$66.80	$141,909

			-	$150,000	$600,000

Helen L. Hrdy	1/3/2020	12/20/19				5,699	$65.80	$66.80	$118,254

			-	$142,500	$570,000

Steven D. Jackson	1/3/2020	12/20/19				6,839	$65.80	$66.80	$141,909

			-	$150,000	$600,000

(1)	These amounts represent only potential payments under the 2020 incentive plan awards; the actual amounts received (if any) are shown in the Summary Compensation Table above.
(2)
The stock option awards were granted under the 2006 Equity Incentive Plan. The exercise price of the stock option awards was equal to the closing stock price on January 2, 2020, the day immediately prior to the grant date.

(3)	There were no thresholds for payments under these 2020 incentive plan awards; payments below target would be made for any year-over-year increase in any of the applicable performance measures.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

The following table sets forth information on outstanding option awards held by the named executive officers at December 31, 2020, including the number of shares underlying both exercisable and unexercisable portions of each stock option, the exercise price and expiration date of each outstanding option.

	Option Awards
Name	No. of Securities Underlying Unexercised Options (Exercisable) (#)		No. of Securities Underlying Unexercised Options (Unexercisable) (#)		Option Exercise Price ($)	Option Expiration Date

Michael D. Hays	17,745	(1)(2)	-		$9.14	01/05/21
	14,949	(1)(3)	-		$10.75	01/05/22
	10,938	(1)(4)	-		$14.50	01/07/23
	2,904	(1)(5)	-		$18.80	01/07/24
	10,014	(1)(6)	-		$13.17	01/06/25
	-		9,145	(1)(7)	$15.23	01/05/26
	-		7,478	(1)(8)	$18.80	01/04/27
	-		5,193	(1)(9)	$36.80	01/03/28
	-		4,990	(1)(10)	$38.30	01/03/29
	-		2,904	(1)(11)	$65.80	01/03/30

Kevin R. Karas	5,334	(1)(5)	-		$18.80	01/07/24
	19,313	(1)(6)	-		$13.17	01/06/25
	-		20,458	(1)(7)	$15.23	01/05/26
	-		16,728	(1)(8)	$18.80	01/04/27
	-		11,617	(1)(9)	$36.80	01/03/28
			11,162	(1)(10)	$38.30	01/03/29
			6,497	(1)(11)	$65.80	01/03/30

Jona S. Raasch	23,581	(1)(6)	-		$13.17	01/06/25
	-		21,535	(1)(7)	$15.23	01/05/26
	-		17,608	(1)(8)	$18.80	01/04/27
	-		12,228	(1)(9)	$36.80	01/03/28
	-		11,749	(1)(10)	$38.30	01/03/29
	-		6,8391)	(11)	$65.80	01/03/30

Helen L. Hrdy	13,520	(1)(6)	-		$13.17	01/06/25
	-		12,346	(1)(7)	$15.23	01/05/26
	-		12,619	(1)(8)	$18.80	01/04/27
	-		8,764	(1)(9)	$36.80	01/03/28
	-		8,420	(1)(10)	$38.30	01/03/29
	-		5,699	(1)(11)	$65.80	01/03/30

Steven D. Jackson	-		-		-	-

(1)	Option to purchase shares of common stock.
(2)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 5, 2016.
(3)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 5, 2017.
(4)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 7, 2018.
(5)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 7, 2019.
(6)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 6, 2020.
(7)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 5, 2021.
(8)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 4, 2022.
(9)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 3, 2023.
(10)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 3, 2024.
(11)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 3, 2025.

OPTION EXERCISES AND STOCK VESTED IN 2020

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(1) (3)	Value Realized on Vesting ($)(3)
Michael D. Hays	26,481	$1,575,620	-	-
Kevin R. Karas	20,088	$858,159	-	-
Jona S. Raasch	-	-	-	-
Helen L. Hrdy	20,196	$999,702	-	-
Steven D. Jackson	-	-	52,477	$2,940,949

(1)	Shares of common stock.
(2)	Amounts represent the product of the number of shares acquired on exercise multiplied by the excess of the closing market price per share on the date of exercise over the exercise price per share.
(3)
15,721 shares vested on January 6, 2020 and 36,756 shares vested on October 1, 2020. The market value is based on the $68.30 and $50.80 per share closing prices of our common stock on The NASDAQ Stock Market on January 6, 2020 and October 1, 2020, respectively.

Risk Assessment of Compensation Policies and Practices

The Board relies on the Committee to address risk exposures facing us with respect to compensation, with appropriate reporting of these risks to be made to the full Board. The Committee, as part of its periodic review of compensation and benefit programs, assesses the potential risks arising from our compensation policies and practices and considers safeguards against incentives to take excessive risks. Based on its most recent review, the Committee has concluded that the risks arising from our compensation policies and practices for its associates are not reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report.

Donald M. Berwick, Chairperson
JoAnn M. Martin
John N. Nunnelly

CEO PAY RATIO

As required by Item 402(u) of Regulation S-K promulgated under the Securities Exchange Act of 1934, we are providing the following information about the ratio of the median annual total compensation of our associates (i.e., employees) and the annual total compensation of Michael D. Hays, our Chief Executive Officer. For the year ended December 31, 2020:

●	the median of the annual total compensation of all associates of the Company was reasonably estimated to be $66,976; and

●	the annual total compensation of Mr. Hays was $254,504.

●
Based on this information, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other associates is estimated to be 3.80 to 1.

For purposes of this disclosure, as permitted by SEC regulations, we used the same median associate as in our 2020 proxy statement because there was no change in our associate population or associate compensation arrangements during 2020 that we reasonably believed would result in a significant change to our pay ratio disclosure. We identified that median associate by examining total cash compensation (i.e., base wages plus cash bonuses and/or commissions) for 2019 of all individuals employed by us on December 1, 2019 (other than Mr. Hays), whether full-time, part-time or on a seasonal basis. We annualized total cash compensation for all permanent associates who were hired after January 1, 2019, as permitted by the rules of the Securities and Exchange Commission. To calculate total cash compensation for any associate paid in currency other than U.S. dollars, we then applied the applicable foreign currency exchange rate in effect on December 1, 2019 to convert such associate’s total cash compensation into U.S. dollars.

To calculate the 2020 annual total compensation of our median associate for purposes of this disclosure, we added together all of the elements of our median associate’s compensation for 2020 in the same way that we calculate the annual total compensation of our named executive officers in the Summary Compensation Table. To calculate Mr. Hays’ annual total compensation, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table. To calculate our ratio, we divided Mr. Hays’ annual total compensation by the annual total compensation of our median associate.

Compensation Committee Interlocks and Insider Participation

Barbara Mowry, Ms. Martin, Mr. Nunnelly, and Mr. Berwick served on the Compensation and Talent Committee during 2020. None of such individuals were our officers or employees at any time during 2020 or as of the date of this report, nor was any such individual a former officer of the Company. In 2020 we purchased dental and vision insurance for certain of our associates from Ameritas, a company for whom Ms. Martin served as Chair and Chief Executive Officer during 2020, in arms’ length transactions for approximately $248,000.  See Transactions with Related Persons for additional information on this transaction.  Otherwise, in 2020, no member of our Compensation and Talent Committee had any relationship or transaction with us that would require disclosure as a "related person transaction" under Item 404 of Securities and Exchange Commission Regulation S-K in this report under the section entitled Transactions with Related Persons.

During 2020, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Compensation and Talent Committee.  Additionally, during 2020, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a member of our Board or Compensation and Talent Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 21, 2021, by: (1) each director; (2) each of the executive officers named in the Summary Compensation Table; (3) all of the directors and executive officers as a group; and (4) each person or entity known to the Company to be the beneficial owner of more than 5% of the Common Stock. Except as otherwise indicated in the footnotes, each of the holders listed below has sole voting and investment power over the shares beneficially owned. As of April 21, 2021, there were 25,439,013 shares of Common Stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		% (1)
Directors and Executive Officers (2)

Michael D. Hays	223,794	(3)(4)	*
Kevin R. Karas	42,754	(4)(5)	*
Jona S. Raasch	95,735	(4)(6)	*
Helen L. Hrdy	58,691	(4)	*
Steven D. Jackson	55,567		*
Donald M. Berwick	14,540		*
JoAnn M. Martin	199,395		*
John N. Nunnelly	76,569	(4)	*
All directors and executive officers as a group (ten persons)	767,045	(4)	3.0%

Other Holders

Amandla MK Trust and Patrick E. Beans, as the Special Holdings Direction Advisor under this Trust (7)	6,363,278		25.0%

Common Property Trust, Common Property Trust LLC and Thomas Richardson, as Trustee of Common Property Trust and Manager of Common Property Trust LLC(8)	4,772,522		18.8%

Kayne Anderson Rudnick Investment Management LLC (9)	3,334,366		13.1%

* Denotes less than 1%.

(1)
In accordance with applicable rules under the Securities Exchange Act of 1934, as amended, the number of shares indicated as beneficially owned by a person includes shares of common stock and shares underlying options that are currently exercisable or will be exercisable within 60 days of April 21, 2021. Shares of common stock underlying stock options that are currently exercisable or will be exercisable within 60 days of April 21, 2021 are deemed to be outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	The address of all directors and officers is 1245 Q Street, Lincoln, Nebraska 68508.
(3)	Includes 139,095 shares of Common Stock held by Mr. Hays’ wife. Mr. Hays disclaims beneficial ownership of the shares held by his wife.
(4)
Includes shares of Common Stock that may be purchased under stock options which are currently exercisable or exercisable within 60 days of April 21, 2021, as follows: Mr. Hays, 47,950 shares; Mr. Karas, 20,458 shares; Ms. Raasch, 45,116 shares; Ms. Hrdy, 25,866 shares; Mr. Berwick, 14,000 shares; Ms. Martin, 60,440 shares; Mr. Nunnelly, 49,675 shares; and all directors and executive officers as a group, 263,505 shares.

(5)	Includes 22,296 shares of Common Stock pledged as security.

(6)	Includes 50,619 shares of Common Stock held indirectly through a trust.
(7)
The trustee of this Trust is The Bryn Mawr Trust Company of Delaware and its address is 20 Montchanin Road, Suite 100, Greenville, Delaware 19807. The address of the Special Holdings Direction Advisor for this Trust is 709 Pier 2, Lincoln, Nebraska 68528.

(8)
The address for the Common Property Trust and Common Property Trust LLC is 4535 Normal Boulevard, Suite 195, Lincoln, Nebraska 68506. The trustee of Common Property Trust and the manager of Common Property Trust LLC is Thomas Richardson. Mr. Richardson’s address is 601 Massachusetts Avenue, NW, Washington, D.C. 2000.

(9)
The number of shares owned set forth above in the table is as of or about December 31, 2020 as reported by Kayne Anderson Rudnick Investment Management LLC (“Kayne Anderson”) in its amended Schedule 13G filed with the Securities and Exchange Commission. The address for Kayne Anderson is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Kayne Anderson reports sole voting and dispositive power with respect 717,151 of these shares and shared voting and dispositive power with respect to 2,617,215 of these shares. The amended Schedule 13G further provides that the shares noted as beneficially owned by Kayne Anderson include: (i) 2,617,215 shares beneficially owned by Virtus Investment Advisers, Inc., One Financial Plaza, Hartford, Connecticut 06103, for which such person has shared voting and dispositive power, and (ii) 2,409,518 shares beneficially owned by Virtus Equity Trust, on behalf of Virtus KAR Small Cap Growth Fund, 101 Munson Street, Greenfield, Massachusetts 01301, for which such person has shared voting and dispositive power.

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

Transactions with Related Persons

Except as otherwise disclosed in this section, we had no related person transactions during 2020, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest. Our Board has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

●	A “related person” means any of our directors, executive officers, nominees for director, any holder of 5% or more of the common stock or any of their immediate family members; and

●
A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to the Audit Committee certain information relating to related person transactions for review, approval or ratification by the Audit Committee. Disclosure to the Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of the Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board.

Until January 2020, Ms. Martin served as Chair and Chief Executive Officer of Ameritas and Ms. Martin continues to serve on the board of directors of Ameritas and certain of its affiliated companies. In connection with our regular assessment of our insurance-based associate benefits and the costs associated therewith, which is conducted by an independent insurance broker, in 2007 we began purchasing dental insurance for certain of our associates from Ameritas and, in 2009, we also began purchasing vision insurance for certain of our associates from Ameritas. The total value of these purchases, which were conducted in arms’ length transactions and approved by the Audit Committee pursuant to our related person transaction policies and procedures, was approximately $248,000 in 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”). As part of the investment, we have the right to appoint one member to PX’s board of directors. Prior to the investment, we entered into an agreement with PX, under which we act as a reseller of PX services (the “PX reseller agreement”). The total revenue we earned from the PX reseller agreement was approximately $294,000 in 2020. These transactions were conducted at arms’ length and approved by the Audit Committee pursuant to our related person transaction policies and procedures.

Barbara Mowry, who served as one of our directors through May 2020, also served on the board of directors of IMA Financial Group Inc. (“IMA”). In connection with our regular assessment of our insurance coverages and the costs associated therewith, in 2020, we purchased directors and officers and employment practices liability insurance from IMA. The total payments for these services, which were conducted in arms’ length transactions and approved by the Audit Committee pursuant to our related person transaction policies and procedures, was approximately $1,100,000 in 2020.

Director Independence

Of the four directors currently serving on the Board, the Board has determined that Donald M. Berwick, JoAnn M. Martin and John N. Nunnelly are “independent directors” as that term is defined in the listing standards of The NASDAQ Stock Market.

Currently, we do not have a chairman, and the Board does not have a policy on whether the roles of chief executive officer and chairman should be separate. The Board has, however, designated a lead director since 2007, with Ms. Martin serving as the lead director from 2007 until May 2012 and Mr. Nunnelly serving as the lead director since May 2012. The Board believes its current leadership structure is appropriate at this time since it establishes our chief executive officer as the primary executive leader with one vision and eliminates ambiguity as to who has primary responsibility for our performance.

The lead director is an independent director who is appointed by the independent directors and who works closely with the chief executive officer. In addition to serving as the principal liaison between the independent directors and the chief executive officer in matters relating to the Board as a whole, the primary responsibilities of the lead director are as follows:

●
Preside at all meetings of the Board at which the chief executive officer is not present, including any executive sessions of the independent directors, and establish agendas for such executive sessions in consultation with the other directors and the chief executive officer;

●
Advise the chief executive officer as to the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively perform their duties;

●	Have the authority to call meetings of the independent directors as appropriate; and

●	Be available to act as the spokesperson for the Company if the chief executive officer is unable to act as the spokesperson.

Item 14.	Principal Accountant Fees and Services

KPMG LLP acted as the independent registered public accounting firm for us in 2020. The Audit Committee is solely responsible for the selection, retention, oversight and, when appropriate, termination of our independent registered public accounting firm.

The fees to KPMG LLP for the fiscal years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees(1)	$457,810	$449,748
Audit-Related Fees(2)	134,500	134,726
Tax Fees(3)	83,285	203,336
All Other Fees	--	--
Total	$675,595	$787,810

(1)
Audit of annual financial statements, review of financial statements included in Form 10-Q and other services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

(2)	Information security audit services, including out-of-pocket expenses.
(3)	Tax consultations and tax return preparation including out-of-pocket expenses. Of this amount, $71,727 related to tax return preparation services and $11,558 related to tax consulting services.

The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by our independent registered public accounting firm. Pursuant to these policies and procedures, the Audit Committee may form, and delegate authority to, subcommittees consisting of one or more members when appropriate to grant such pre-approvals, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management. In 2020, the Audit Committee pre-approved all services provided by our independent registered public accounting firm, and no fees to the independent registered public accounting firm were approved pursuant to the de minimis exception under the Securities and Exchange Commission’s rules.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements and Schedules. Our consolidated financial statements, notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Filing.

2.
Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in the Original Filing. The exhibits listed in the exhibit index below set forth additional exhibits required to be filed with this Amendment and are filed as part of this Annual Report on Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(31.1)**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(104)**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April 2021.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	April 28, 2021
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	April 28, 2021
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	April 28, 2021
Donald M. Berwick

/s/ JoAnn M. Martin	Director	April 28, 2021
JoAnn M. Martin

/s/ John N. Nunnelly	Director	April 28, 2021
John N. Nunnelly