Form 10-Q
period 2021-03-31
NATIONAL RESEARCH CORP
filed 2021-05-07
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Common Stock, $.001 par value, outstanding as of April 23, 2021: 25,439,013

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2021

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future adequacy of our liquidity sources, future revenue sources, future capital expenditures and the sources of cash to fund such capital expenditures, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the source of funds for future payments of deferred purchase price obligations and other cash expenses, the future phase out of LIBOR and applicable replacement benchmark rates and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as such section may be updated or supplemented by Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this Report) and various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,454	$34,690
Trade accounts receivable, less allowance for doubtful accounts of $119 and $120, respectively	14,296	13,923
Prepaid expenses	3,398	2,645
Income taxes receivable	144	1,235
Other current assets	943	1,619
Total current assets	62,235	54,112

Net property and equipment	11,533	11,726
Intangible assets, net	2,024	1,410
Goodwill	61,614	57,255
Deferred contract costs, net	4,833	4,555
Operating lease right-of-use assets	1,312	1,308
Other	3,327	3,057
Total assets	$146,878	$133,423

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,113	$4,061
Accounts payable	1,027	1,095
Accrued wages and bonuses	6,622	6,460
Accrued expenses	3,129	3,184
Income taxes payable	1,037	--
Deferred revenue	17,614	15,585
Deferred acquisition consideration	1,961	--
Other current liabilities	1,435	1,296
Total current liabilities	36,938	31,681

Notes payable, net of current portion and unamortized debt issuance costs	25,494	26,547
Deferred income taxes	7,405	7,265
Other long-term liabilities	3,791	3,615
Total liabilities	73,628	69,108

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 60,000,000 shares, issued 30,850,131 in 2021 and 30,775,154 in 2020, outstanding 25,439,013 in 2021 and 25,390,968 in 2020	31	31
Additional paid-in capital	172,642	171,785
Retained earnings (accumulated deficit)	(52,143)	(61,375)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,343)	(2,399)
Treasury stock, at cost; 5,411,118 Common shares in 2021 and 5,384,186 Common shares in 2020	(44,937)	(43,727)
Total shareholders’ equity	73,250	64,315
Total liabilities and shareholders’ equity	$146,878	$133,423

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2021	2020

Revenue	$35,464	$33,860

Operating expenses:
Direct	11,940	12,546
Selling, general and administrative	9,520	8,749
Depreciation, amortization and impairment	1,984	1,371
Total operating expenses	23,444	22,666

Operating income	12,020	11,194

Other income (expense):
Interest income	3	11
Interest expense	(432)	(465)
Other, net	21	630

Total other income (expense)	(408)	176

Income before income taxes	11,612	11,370

Income tax provision (benefit)	2,380	(385)

Net income	$9,232	$11,755

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.36	$0.47
Diluted Earnings Per Share	$0.36	$0.46

Weighted average shares and share equivalents outstanding:
Basic	25,414	24,972
Diluted	25,668	25,725

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2021	2020

Net income	$9,232	$11,755
Other comprehensive income (loss):
Foreign currency translation adjustment	$56	$(1,124)
Other comprehensive income (loss)	$56	$(1,124)

Comprehensive income	$9,288	$10,631

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	--	--	--	--	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	--	911	--	--	--	911
Non-cash stock compensation expense	--	(54)	--	--	--	(54)
Other comprehensive income, foreign currency translation adjustment	--	--	--	56	--	56
Net income	--	--	9,232	--	--	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,232	$11,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,984	1,371
Deferred income taxes	140	348
Reserve for uncertain tax positions	67	80
Non-cash share-based compensation expense	(54)	332
Net changes in assets and liabilities:
Trade accounts receivable	(209)	(5,886)
Prepaid expenses and other current assets	(306)	(165)
Insurance receivable	--	(2,771)
Deferred contract costs, net	(278)	(693)
Operating lease assets and liabilities, net	39	(4)
Accounts payable	(264)	(623)
Accrued expenses, wages and bonuses	142	(139)
Income taxes receivable and payable	2,130	(886)
Deferred revenue	1,785	2,804
Net cash provided by operating activities	14,408	5,523

Cash flows from investing activities:
Purchases of property and equipment	(1,238)	(590)
Acquisition consideration	(3,000)	--
Net cash used in investing activities	(4,238)	(590)

Cash flows from financing activities:
Borrowings on line of credit	--	--
Payments on line of credit	--	--
Payments on notes payable	(1,009)	(959)
Payments on finance lease obligations	(122)	(58)
Proceeds from the exercise of share-based awards	162	--
Payment of employee payroll tax withholdings on share-based awards exercised	(460)	(1,280)
Payment of dividends on common stock	--	(5,239)
Net cash used in financing activities	(1,429)	(7,536)

Effect of exchange rate changes on cash and cash equivalents	23	(893)
Change in cash and cash equivalents	8,764	(3,496)
Cash and cash equivalents at beginning of period	34,690	13,517
Cash and cash equivalents at end of period	$43,454	$10,021

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$403	$445
Income taxes	$41	$70
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$749	$3,145
Deferred acquisition consideration	$1,950	$--

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our purpose is to enable human understanding. Our solutions enable health care organizations to understand what matters most to each person they serve. Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients.

In March 2021, we changed our operating segments from six to one to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker.

Our condensed consolidated balance sheet at December 31, 2020 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $941,000 and $1.6 million in the three months ended March 31, 2021 and 2020, respectively. Deferred contract costs, net of accumulated amortization was $4.8 million and $4.6 million at March 31, 2021 and December 31, 2020, respectively. Total amortization by expense classification for the three months ended March 31, 2021 and 2020 was as follows:

	2021	2020
	(In thousands)
Direct expenses	$31	$118
Selling, general and administrative expenses	$624	$773
Total amortization	$655	$891

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $7,000 and $1,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Three months ended March 31, 2021	$120	$20	$27	$6	$119
Three months ended March 31, 2020	$144	$20	$35	$14	$143

Leases

We determine whether a lease is included in an agreement at inception. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. During the three months ended March 31, 2021, we recorded an ROU asset impairment charge of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2020. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2021
Money Market Funds	$4,840	$--	$--	$4,840
Total Cash Equivalents	$4,840	$--	$--	$4,840

As of December 31, 2020
Money Market Funds	$5,015	$--	$--	$5,015
Total Cash Equivalents	$5,015	$--	$--	$5,015

There were no transfers between levels during the three-month period ended March 31, 2021.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2021	December 31, 2020
	(In thousands)
Total carrying amount of long-term debt	$29,704	$30,713
Estimated fair value of long-term debt	$31,430	$32,943

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2021, and December 31, 2020, there was no indication of impairment related to these assets other than the Seattle office ROU. We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

In connection with the March 2021 revision to our operating segments, our previous reporting units were combined into one reporting unit. We performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at March 31, 2021.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at March 31, 2021 will have material adverse effect on our consolidated financial position, results of operations or liquidity.

Recent Accounting Pronouncements Not Yet Adopted

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

(2)	ACQUISITION

On January 4, 2021, we acquired substantially all assets and assumed certain liabilities of PatientWisdom, Inc., a company with a health engagement solution that will further our purpose of operationalizing human understanding through tangible and actionable insights. $3.0 million of the total $5.0 million all-cash consideration was paid at closing. We are required to pay the remaining $2.0 million no later than February 1, 2022, subject to offset for indemnification claims as provided in the purchase agreement. The closing payment was funded, and we expect to fund the deferred portion of the purchase price, with cash on hand. The acquisition was accounted for as a business combination, using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition date.

Amount of Identified Assets Acquired and Liabilities Assumed
($ in thousands)
Current Assets	$184
Property and equipment	10
Customer related	100
Technology	600
Goodwill	4,340
Total assets acquired	$5,234
Current liabilities	284
Net assets acquired	$4,950

The identifiable intangible assets are being amortized over their estimated useful lives of 5 years. The goodwill and identifiable intangible assets are deductible for tax purposes. Goodwill related to the acquisition was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition.

The financial results of PatientWisdom are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2021. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $111,000 are included in selling, general and administrative expenses for the three months ended March 31, 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ending March 31, 2021 and 2020 based on timing of revenue recognition (in thousands):

	2021	2020
Subscription services recognized ratably over time	$33,054	$30,421
Services recognized at a point in time	323	1,096
Fixed, non-subscription recognized over time	579	517
Unit price services recognized over time	1,508	1,826
Total revenue	$35,464	$33,860

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2021	December 31, 2020
Accounts receivables	$14,296	$13,923
Contract assets included in other current assets	$266	$311
Deferred Revenue	$(17,614)	$(15,585)

Significant changes in contract assets and contract liabilities during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,115)	$-	$(6,475)
Increases due to invoicing of client, net of amounts recognized as revenue	-	8,739	-	9,218
Increases due to acquisition	-	239	-	-
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(73)	-	(69)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		164		13
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	28	-	81	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2021 approximated $1.7 million, of which $708,000, $497,000 and $458,000 are expected to be recognized during 2021, 2022 and 2023, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended March 31, 2021 increased to 20.5% expense compared to a 3.4% benefit for the same period in 2020 mainly due to decreased tax benefits of $2.8 million from the exercise and vesting of share-based compensation awards and higher state income taxes.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $1,323,000 of employer social security tax payments of which $661,000 will be paid in December 2021 and the remainder in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

In 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). Among other clarifications and simplifications related to income tax accounting, this ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  The adoption of this standard had no material impact to our consolidated financial statements.

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Term Loans	$29,704	$30,713
Less: current portion	(4,113)	(4,061)
Less: unamortized debt issuance costs	(97)	(105)
Notes payable, net of current portion	$25,494	$26,547

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.36% at March 31, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of March 31, 2021, and December 31, 2020, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three-month period ended March 31, 2020. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of March 31, 2021, we were in compliance with our financial covenants.

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

During the three months ended March 31, 2021 and 2020, we granted options to purchase 51,002 and 48,934 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2021	2020
Expected dividend yield at date of grant	3.01%	1.83%
Expected stock price volatility	35.49%	33.79%
Risk-free interest rate	0.76%	1.74%
Expected life of options (in years)	8	8

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the three-month period ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	600,571	$25.31	5.58	$11,665
Granted	51,002	$42.92
Exercised	(68,284)	$13.34		$2,122
Forfeited	(53,763)	$40.48
Outstanding at March 31, 2021	529,526	$27.01	5.79	$11,203
Exercisable at March 31, 2021	291,968	$18.24	4.36	$8,398

As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.3 million which was expected to be recognized over a weighted average period of 3.37 years.

There was $162,000 cash received from stock options exercised for the three months ended March 31, 2021 and no cash was received from stock options exercised during the same period in 2020. We recognized $11,000 and $282,000 of non-cash compensation for the three months ended March 31, 2021 and 2020, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

During the three months ended March 31, 2021, we granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares were granted during the three months ended March 31, 2020. As of March 31, 2021, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized ($65,000) and $50,000 of non-cash compensation (benefit) expense for the three months ended March 31, 2021 and 2020, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. During the three-month period ended March 31, 2021, 6,005 shares were forfeited.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2021:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	6,005	$38.30
Granted	12,698	42.92
Vested	--	--
Forfeited	(6,005)	$38.30
Outstanding at March 31, 2021	12,698	$42.92

As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock awards was approximately $518,000 and is expected to be recognized over a weighted average period of 4.75 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the three-month period ended March 31, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance as of December 31, 2020	$57,969	$(714)	$57,255
Goodwill acquired	4,340	-	4,340
Foreign currency translation	19	-	19
Balance at March 31, 2021	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,447	9,344
Technology	1,960	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,979	12,276
Accumulated amortization	(12,146)	(12,057)
Other intangible assets, net	$2,024	$1,410

See Note 2 for additional information related to goodwill and intangible assets included in the acquisition of PatientWisdom, Inc.

(8)	PROPERTY AND EQUIPMENT

	March 31, 2021	December 31, 2020
	(In thousands)
Property and equipment	$44,093	$42,705
Accumulated depreciation	(32,560)	(30,979)
Property and equipment, net	$11,533	$11,726

(9)	EARNINGS PER SHARE

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

We had 109,286 and 47,859 options of Common Stock for the three-month periods ended March 31, 2021 and 2020, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
	(In thousands)
Numerator for net income per share – basic:	$9,232	$11,755
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(6)	(23)
Net income attributable to common shareholders	9,226	11,732
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,414	24,972
Net income per share – basic	$0.36	$0.47

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	9,226	11,732
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,414	24,972
Weighted average effect of dilutive securities – stock options	254	753
Denominator for diluted earnings per share – adjusted weighted average shares	25,668	25,725
Net income per share - diluted	$0.36	$0.46

(10)	LEASES

During the three months ending March 31, 2021, we entered an agreement as lessor to sublease our Seattle office. Future minimum undiscounted cash receipts due under the agreement at March 31, 2021 are as follows (in thousands):

Operating Lease
Remainder 2021	$67
2022	118
2023	122
2024	127
2025	65
Total minimum lease receipts	$499

(11)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and as of March 31, 2021 continued to serve on the board of directors of Ameritas. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $71,000 and $72,000 in the three-month periods ended March 31, 2021 and 2020, respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. These purchases totaled $478,000 in the three-month period ended March 31, 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the three-month periods ended March 31, 2021 and 2020, were $17,000 and $83,000, respectively. We will no longer earn revenue under this agreement after September 30, 2021 due to termination of the reseller agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial conditions should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our purpose is to enable human understanding. Our solutions enable health care organizations to understand what matters most to each person they serve. We are a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions, recommended social distancing and other guidelines, and temporarily suspended the requirement for certain healthcare organizations to periodically assess the performance of the care they provide (although many providers continue to do so). Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed a temporary hold on all company related travel. We expect limited travel to resume in the third quarter of 2021. The duration and severity of the COVID-19 pandemic and associated responses on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

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

Due to changes in our corporate reporting structure in the three-month period ended March 31, 2021, certain associates moved between departments. As a result, the related salaries and benefits and company incentive expenses are included in Selling, general and administrative expenses in 2021 instead of Direct as in the 2020 period. The total amount of the reclassified expenses in 2021 was $535,000.

	Three months ended
	March 31,
	2021	2020

Revenue:	100.0%	100.0%

Operating expenses:
Direct	33.7	37.0
Selling, general and administrative	26.8	25.8
Depreciation, amortization and impairment	5.6	4.1
Total operating expenses	66.1	66.9

Operating income	33.9%	33.1%

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Revenue. Revenue for the three-month period ended March 31, 2021, increased 4.7% to $35.5 million, compared to $33.9 million in the three-month period ended March 31, 2020. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base.  This was partially offset by a decrease of $605,000 in conference revenue in the three-month period ended March 31, 2021 in comparison to the same period in 2020 due to the timing of conferences and a virtual format in 2021 compared to a live format in 2020.

Direct expenses. Direct expenses decreased 4.8% to $11.9 million for the three-month period ended March 31, 2021, compared to $12.5 million in the same period in 2020. This was due to decreases in variable expenses of $103,000 and fixed expenses of $502,000. Variable expenses decreased due to less postage, printing, and paper costs partially offset by higher contracted services primarily resulting from changes in survey methodologies and decreased conference expenses due to the timing and virtual format of conferences. Fixed expenses decreased primarily as a result of decreased contracted services and lower travel and meal costs due to restricted travel associated with COVID-19, partially offset by increased salary and benefit costs. Direct expenses decreased as a percentage of revenue to 33.7% in 2021, from 37.0% in 2020, as revenue increased by 4.7% while expenses for the same period decreased by 4.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.8% to $9.5 million for the three-month period ended March 31, 2021, compared to $8.7 million for the same period in 2020, primarily due to increases in software and platform hosting expenses of $344,000, higher contracted services of $380,000, increased salary and benefit costs of $218,000, higher accounting and legal costs of $81,000 and additional building lease costs of $69,000. These were partially offset by lower travel and meal costs of $358,000 due to restricted travel associated with COVID-19. Selling, general and administrative expenses increased as a percentage of revenue to 26.8% in 2021, from 25.8% in 2020, as revenue increased by 4.7% while expenses for the same period increased by 8.8%.

Depreciation, amortization and impairment. Depreciation, amortization and impairment was $2.0 million for the three-month period ended March 31, 2021 and $1.4 million for the three-month period ended 2020. The increase was primarily due to our transformation to a distributed workforce environment, which includes building renovations in our headquarters, as well as subleasing a remote office location which resulted in an ROU asset impairment of $324,000. Depreciation expense increased due to shortening the estimated useful lives of certain building assets of $194,000. Depreciation, amortization and impairment expense increased as a percentage of revenue to 5.6% for the three-month period ended March 31, 2021 from to 4.0% in 2020, as revenue increased by 4.7% while expenses for the same period increased by 44.7%.

Other income (expense). Other expense, net was $408,000 for the three-month period ended March 31, 2021, compared to other income, net of $176,000 for the same period in 2020, primarily due to decreased interest expense and foreign exchange rate changes. Interest expense decreased to $432,000 in 2021 from $465,000 for the same period in 2020 primarily due to the declining balance on our term loan. Other income decreased to $21,000 in 2021 compared to $630,000 for the same period of 2020 primarily due to revaluation on intercompany transactions due to changes in the foreign exchange rate.

Income tax provision. Income tax provision was $2.4 million for the three-month period ended March 31, 2021, compared to a $385,000 benefit for the same period in 2020. The effective tax rate for the three-month period ended March 31, 2021 increased to to 20.5% compared to a 3.4% tax benefit for the same period in 2020 mainly due to decreased tax benefits of $2.8 million from the exercise and vesting of share-based compensation awards and higher state income taxes.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.  No dividends were declared or paid in the three-month period ended March 31, 2021. Dividends were declared and paid in April 2021 of $3.1 million, which were funded with cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

As of March 31, 2021, our principal sources of liquidity included $43.5 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $5.1 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had working capital of $25.3 million and $22.4 million on March 31, 2021 and December 31, 2020, respectively.

The change was primarily due to increases in cash and cash equivalents of $8.8 million and prepaid expenses of $753,000. This was partially offset by increases in income taxes payable of $1.0 million and deferred revenue of $2.0 million, the addition of deferred acquisition consideration of $2.0 million, and decreases of $1.1 million in income taxes receivable and $676,000 in other current assets.

Income taxes receivable and payable changed due to the timing of income tax payments. Prepaid expenses changed due to the timing of payments, and other current assets changed due to the timing of receipts on state tax incentives. The deferred acquisition consideration was due to the acquisition in the three-month period ended March 31, 2021. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of March 31, 2021, and December 31, 2020, were $17.6 million and $15.6 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Provided by operating activities	$14,408	$5,523
Used in investing activities	(4,238)	(590)
Used in financing activities	(1,429)	(7,536)
Effect of exchange rate change on cash	23	(893)
Net change in cash and cash equivalents	8,764	(3,496)
Cash and cash equivalents at end of period	$43,454	$10,021

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation, amortization and impairment, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes.

Net cash provided by operating activities was $14.4 million for the three-month period ended March 31, 2021, which included net income of $9.2 million, plus non-cash charges (benefits) for deferred income taxes, depreciation, amortization and impairment, reserve for uncertain tax positions and non-cash share-based compensation totaling $2.1 million. Changes in working capital increased cash flows from operating activities by $3.1 million, primarily from an increase in deferred revenue and accrued expenses, wages and bonuses; and decreases in operating lease assets and liabilities, net and changes in income taxes receivable and payable. Deferred revenue will vary based on the timing and frequency of billings on annual agreements and income taxes receivable and payable vary based on timing of payments. Accrued expenses, wages and bonuses which fluctuate due to the timing of accrued expenses, wages and bonuses and included the deferral of employer payroll taxes from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). These increases to cash flows were partially offset by increases in trade accounts receivable, prepaid expenses and other current assets, and deferred contact costs, and a decrease in accounts payable, which fluctuate due to the timing of payments of prepaids and accounts payable and the timing of direct and incremental costs directly related to sales.

Net cash provided by operating activities was $5.5 million for the three-month period ended March 31, 2020, which included net income of $11.8 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions and share-based compensation and related taxes totaling $2.1 million. Net changes in assets and liabilities decreased cash flows from operating activities by $8.4 million, primarily due to increases in trade accounts receivable, prepaid and other current assets, deferred contract costs, net and insurance receivable, as well as decreases in accounts payable, accrued expenses, wages, bonuses and profit sharing, and income taxes receivable and payable which fluctuate due to the timing of payments of prepaids, accounts payable and accrued expenses, direct and incremental costs directly related to sales and the timing of income tax payments. These decreases to cash flows were partially offset by increases in deferred revenue, which will vary based on the timing and frequency of billings on annual agreements.

Cash Flows from Investing Activities

Net cash used for investing activities was $4.2 million in the three months ended March 31, 2021. These expenditures consisted of $3.0 million for acquisition consideration and $1.2 million for purchases of property and equipment including leasehold improvements and computer software and hardware.

Net cash used for investing activities was $590,000 in the three months ended March 31, 2020. These expenditures consisted mainly of computer software classified in property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.4 million in the three months ended March 31, 2021. We used cash to repay borrowings under the term notes totaling $1.0 million and for finance lease obligations of $122,000. We also used cash to pay payroll tax withholdings related to share-based compensation of $460,000, partially offset by $162,000 of proceeds from the exercise of share-based awards.

Net cash used in financing activities was $7.5 million in the three months ended March 31, 2020. We used cash to repay borrowings under the term notes totaling $959,000 and for finance lease obligations of $58,000. We also used cash to pay $5.2 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.3 million.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $23,000 in the three months ended March 31, 2021 and decreased cash and cash equivalents by $893,000 in the three months ended March 31, 2020.

Capital Expenditures

Cash paid for capital expenditures was $1.2 million for the three months ended March 31, 2021. These expenditures consisted mainly of leasehold improvements and computer software and hardware. In addition to continued expenditures for computer software and hardware in 2021, we expect substantially higher capital expenditures for building improvements, with the total amount yet to be determined, which we expect to be funded through cash generated from operations.

Debt and Equity

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.36% at March 31, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of March 31, 2021, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for the three-month period ended March 31, 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of March 31, 2021, we were in compliance with our financial covenants.

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

LIBOR is currently expected to be phased out beginning in 2021 through 2023. The one-week and two-month LIBOR rates are expected to retire on December 31, 2021. The overnight, one-month, three-month, six-month and 12-month LIBOR rates are expected to be published through June 2023. We are required to pay interest on borrowings under our Line of Credit and Delayed Draw Term Loan at floating rates based on the one-month LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. Under the terms of our Credit Agreement with FNB, if LIBOR becomes unavailable during the term of the agreement, FNB may, in its discretion and in a manner consistent with market practice, designate a substitute index. We currently expect that the determination of interest under our Credit Agreement would be revised as to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of March 31, 2021, was $1.1 million.

Shareholders’ equity increased $8.9 million to $73.2 million at March 31, 2021, from $64.3 million at December 31, 2020. The increase was mainly due to net income of $9.2 million and changes in the cumulative translation adjustment of $56,000. This was partially offset by share repurchases exceeding the cost of stock options exercised of $299,000 and shared-based compensation benefit of $54,000.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of March 31, 2021:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,839	$510	$993	$336	$--
Finance leases	1,194	395	786	13	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	34,155	4,167	11,112	18,876	--
Total	$37,188	$5,072	$12,891	$19,225	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $850,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of March 31, 2021, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended March 31, 2021. The remaining shares of Common Stock that may be purchased under that authorization are 280,491. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

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

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)**	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 7, 2021	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)