Form 10-Q
period 2021-06-30
NATIONAL RESEARCH CORP
filed 2021-08-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-35929

National Research Corporation

(Exact name of Registrant as specified in its charter)

Delaware	47-0634000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Common Stock, $.001 par value, outstanding as of July 23, 2021: 25,439,013

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2021

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

PART I – Financial Information

  ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,899	$34,690
Trade accounts receivable, less allowance for doubtful accounts of $107 and $120, respectively	14,157	13,923
Prepaid expenses	3,575	2,645
Income taxes receivable	153	1,235
Other current assets	805	1,619
Total current assets	67,589	54,112

Net property and equipment	11,525	11,726
Intangible assets, net	1,937	1,410
Goodwill	61,640	57,255
Deferred contract costs, net	4,642	4,555
Operating lease right-of-use assets	1,134	1,308
Other	3,382	3,057
Total assets	$151,849	$133,423

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net unamortized debt issuance costs	$4,168	$4,061
Accounts payable	338	1,095
Accrued wages and bonuses	7,075	6,460
Accrued expenses	4,621	3,184
Income taxes payable	512	-
Deferred revenue	16,848	15,585
Deferred acquisition consideration	1,973	-
Dividends payable	3,053	-
Other current liabilities	1,391	1,296
Total current liabilities	39,979	31,681

Notes payable, net of current portion and unamortized debt issuance costs	24,434	26,547
Deferred income taxes	7,409	7,265
Other long-term liabilities	3,662	3,615
Total liabilities	75,484	69,108

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 110,000,0000 shares in 2021 and 60,000,000 shares in 2020, issued 30,850,131 in 2021 and 30,775,154 in 2020, outstanding 25,439,013 in 2021 and 25,390,968 in 2020	31	31
Additional paid-in capital	172,844	171,785
Retained earnings (accumulated deficit)	(49,304)	(61,375)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,269)	(2,399)
Treasury stock, at cost; 5,411,118 Common shares in 2021 and 5,384,186 Common shares in 2020	(44,937)	(43,727)
Total shareholders’ equity	76,365	64,315
Total liabilities and shareholders’ equity	$151,849	$133,423

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$36,425	$31,166	$71,889	$65,026

Operating expenses:
Direct	12,536	11,634	24,476	24,180
Selling, general and administrative	10,016	8,852	19,536	17,600
Depreciation, amortization and impairment	1,634	1,405	3,618	2,777
Total operating expenses	24,186	21,891	47,630	44,557

Operating income	12,239	9,275	24,259	20,469

Other income (expense):
Interest income	3	2	6	13
Interest expense	(423)	(450)	(855)	(914)
Other, net	75	(270)	96	360

Total other income (expense)	(345)	(718)	(753)	(541)

Income before income taxes	11,894	8,557	23,506	19,928

Provision for income taxes	2,950	842	5,330	458

Net income	$8,944	$7,715	$18,176	$19,470

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.35	$0.31	$0.71	$0.78
Diluted Earnings Per Share	$0.35	$0.30	$0.71	$0.76

Weighted average shares and share equivalents outstanding:
Basic	25,426	25,148	25,420	25,060
Diluted	25,645	25,680	25,656	25,702

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income	$8,944	$7,715	$18,176	$19,470
Other comprehensive income (loss):
Foreign currency translation adjustment	74	461	130	(663)
Other comprehensive income (loss)	$74	$461	$130	$(663)

Comprehensive Income	$9,018	$8,176	$18,306	$18,807

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	--	--	--	--	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	--	911	--	--	--	911
Non-cash stock compensation expense	--	(54)	--	--	--	(54)
Other comprehensive income, foreign currency translation adjustment	--	--	--	56	--	56
Net income	--	--	9,232	--	--	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250
Non-cash stock compensation expense	--	202	--	--	--	202
Dividends declared of $0.24 per common share	--	--	(6,105)	--	--	(6,105)
Other comprehensive income, foreign currency translation adjustment	--	--	--	74	--	74
Net income	--	--	8,944	--	--	8,944
Balances at June 30, 2021	$31	$172,844	$(49,304)	$(2,269)	$(44,937)	$76,365

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$18,176	$19,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,618	2,777
Deferred income taxes	140	328
Reserve for uncertain tax positions	156	143
Non-cash share-based compensation expense	149	473
Loss on disposal of property and equipment	1	-
Net changes in assets and liabilities:
Trade accounts receivable	(40)	(8,382)
Prepaid expenses and other current assets	(449)	(557)
Deferred contract costs, net	(87)	(379)
Operating lease assets and liabilities, net	61	(1)
Accounts payable	(717)	(338)
Accrued expenses, wages, bonuses	1,967	713
Income taxes receivable and payable	1,597	(263)
Deferred revenue	994	(81)
Net cash provided by operating activities	25,566	13,903

Cash flows from investing activities:
Purchases of property and equipment	(2,805)	(1,427)
Acquisition consideration	(3,000)	--
Net cash used in investing activities	(5,805)	(1,427)

Cash flows from financing activities:
Borrowings on line of credit	-	-
Payments on line of credit	-	-
Payments on notes payable	(2,023)	(1,600)
Payments on finance lease obligations	(246)	(124)
Proceeds from the exercise of share-based awards	162	538
Payment of employee payroll tax withholdings on share-based awards exercised	(460)	(1,859)
Payment of dividends on common stock	(3,053)	(10,517)
Net cash used in financing activities	(5,620)	(13,562)

Effect of exchange rate changes on cash	68	(474)
Change in cash and cash equivalents	14,209	(1,560)
Cash and cash equivalents at beginning of period	34,690	13,517
Cash and cash equivalents at end of period	$48,899	$11,957

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$801	$884
Income taxes	$3,432	$261
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$--	$105
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$749	$4,644
Deferred acquisition consideration	$1,950	--

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subscription-based services - Services that are provided under subscription-based service agreements are usually for a twelve- month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed annually in advance but may also be billed on a quarterly and monthly basis.

One-time services – These agreements typically require us to perform a specific one-time service in a particular month. We are entitled to a fixed payment upon completion of the service. Under these arrangements, we recognize revenue at the point in time we complete the service and it is accepted by the customer.

Fixed, non-subscription services – These arrangements typically require us to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch-up adjustment which could impact the amount and timing of revenue for any period.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $605,000 and $599,000 in the three months ended June 30, 2021 and 2020, respectively. We deferred incremental costs of obtaining a contract of $1.5 million and $2.2 million in the six-month periods ended June 30, 2021 and 2020, respectively. Deferred contract costs, net of accumulated amortization was $4.6 million at June 30, 2021 and December 31, 2020. Total amortization by expense classification for the three and six-months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
	(In thousands)
Direct Expenses	$41	$60	$73	$178
Selling, general and administrative expenses	740	851	1,363	1,624
Total amortization	$781	$911	$1,436	$1,802

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $15,000 and $3,000 for the three months ended June 30, 2021 and 2020, respectively and $22,000 and $4,000 in the six months ended June 30, 2021 and 2020, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the six months ended June 30, 2021 and 2020 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Six months ended June 30, 2021	$120	$25	$47	$9	$107
Six months ended June 30, 2020	$144	$40	$62	$21	$143

Leases

We determine whether a lease is included in an agreement at inception. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU assets and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. During the six months ended June 30, 2021, we recorded an ROU asset impairment charge of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2020. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2021
Money Market Funds	$5,646	$-	$-	$5,646
Total Cash Equivalents	$5,646	$-	$-	$5,646

As of December 31, 2020
Money Market Funds	$5,015	$--	$--	$5,015
Total Cash Equivalents	$5,015	$--	$--	$5,015

There were no transfers between levels during the three and six-month periods ended June 30, 2021.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2021	December 31, 2020
	(In thousands)
Total carrying amount of long-term debt	$28,691	$30,713
Estimated fair value of long-term debt	$30,303	$32,943

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2021, and December 31, 2020, there was no indication of impairment related to these assets other than the Seattle office ROU asset. We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

In connection with the March 2021 revision to our operating segments, our previous reporting units were combined into one reporting unit. We performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at June 30, 2021.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at June 30, 2021 will have material adverse effect on our consolidated financial position, results of operations or liquidity.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2021. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $8,000 and $119,000 are included in selling, general and administrative expenses for the three and six-month periods ended June 30, 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three and six-month periods ending June 30, 2021 and 2020 based on timing of revenue recognition (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Subscription services recognized ratably over time	$34,215	$29,572	$67,269	$59,993
Services recognized at a point in time	563	191	886	1,287
Fixed, non-subscription recognized over time	547	158	1,126	675
Unit price services recognized over time	1,100	1,245	2,608	3,071
Total revenue	$36,425	$31,166	$71,889	$65,026

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2021	December 31, 2020
Accounts receivables	$14,157	$13,923
Contract assets included in other current assets	$150	$311
Deferred Revenue	$(16,848)	$(15,585)

Significant changes in contract assets and contract liabilities during the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(11,605)	$-	$(11,934)
Increases due to invoicing of client, net of amounts recognized as revenue	-	12,318	-	11,821
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(170)	-	(85)	-
Increases due to acquisition	-	239	-	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		311		34
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	9	-	102	-

We applied the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2021 approximated $1.6 million, of which $590,000, $551,000, and $458,000 are expected to be recognized during 2021, 2022 and 2023, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended June 30, 2021 increased to 24.8% expense compared to 9.8% for the same period in 2020, and for the six-month period ended June 30, 2021 increased to 22.7% expense compared to 2.3% for the same period in 2020 mainly due to decreased tax benefits from the exercise and vesting of share-based compensation awards of $1.3 million and $4.1 million in the three and six-month periods, respectively. In addition, we have higher state income taxes due to filing in more states.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $1,313,000 of employer social security tax payments of which $656,000 we expect to pay in December 2021 and the remainder in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

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

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Term Loans	$28,691	$30,713
Less: current portion	(4,168)	(4,061)
Less: unamortized debt issuance costs	(89)	(105)
Notes payable, net of current portion	$24,434	$26,547

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.34% at June 30, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2021, and December 31, 2020, the Line of Credit did not have a balance. We did not borrow on the Line of Credit during the six-month period ended June 30, 2021. We have not borrowed on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of June 30, 2021, we were in compliance with our financial covenants.

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

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. Options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director when joining the board and when retained as a director at each annual meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service.

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

During the six months ended June 30, 2021 and 2020, we granted options to purchase 101,091 and 70,471 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2021	2020
Expected dividend yield at date of grant	2.15%	1.84%
Expected stock price volatility	34.85%	33.62%
Risk-free interest rate	0.91%	1.35%
Expected life of options (in years)	7.0	7.4

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the six-month period ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	600,571	$25.31	5.58	$11,665
Granted	101,091	$44.96
Exercised	(68,284)	$13.34		$2,122
Expired	(22,837)	$9.74
Forfeited	(53,763)	$40.48
Outstanding at June 30, 2021	556,778	$29.52	6.17	$9,942
Exercisable at June 30, 2021	290,668	$21.57	4.80	$7,314

As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.8 million which was expected to be recognized over a weighted average period of 2.42 years.

There was $538,000 of cash received from stock options exercised for the three-month period ended June 30, 2020 and no cash received from the exercise of options for the same period in 2021. Cash received from stock options exercised for the six-month periods ended June 30, 2021 and 2020, were $162,000 and $538,000 respectively. We recognized $176,000 and $216,000 of non-cash compensation for three months ended June 30, 2021 and 2020, respectively, and $186,000 and $498,000 of non-cash compensation for the six months ended June 30, 2021 and 2020, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

During the six months ended June 30, 2021, we granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares were granted during the six months ended June 30, 2020. As of June 30, 2021, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 and ($75,000) of non-cash compensation for the three months ended June 30, 2021 and 2020, respectively, and ($37,000) and ($26,000) of non-cash compensation for the six months ended June 30, 2021 and 2020, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. During the six months ended June 30, 2021, 6,005 shares were forfeited.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2021:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	6,005	$38.30
Granted	12,698	42.92
Vested	--	--
Forfeited	(6,005)	$38.30
Outstanding at June 30, 2021	12,698	$42.92

As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock awards was approximately $491,000 and is expected to be recognized over a weighted average period of 4.52 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the six-month period ended June 30, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance as of December 31, 2020	$57,969	$(714)	$57,255
Goodwill acquired	4,340	-	4,340
Foreign currency translation	45	-	45
Balance at June 30, 2021	$62,354	(714)	$61,640

Intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,450	9,344
Technology	1,960	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,982	12,276
Accumulated amortization	(12,236)	(12,057)
Other intangible assets, net	$1,937	$1,410

See Note 2 for additional information related to goodwill and intangible assets included in the acquisition of PatientWisdom, Inc.

(8)	PROPERTY AND EQUIPMENT

	June 30, 2021	December 31, 2020
	(In thousands)
Property and equipment	$45,226	$42,705
Accumulated depreciation	(33,701)	(30,979)
Property and equipment, net	$11,525	$11,726

(9)	EARNINGS PER SHARE

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

We had 103,704 and 57,719 options of Common Stock for the three-month periods ended June 30, 2021 and 2020, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 108,343 and 52,789 options of Common Stock for the six-month periods ended June 30, 2021 and 2020, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for net income per share – basic:	$8,944	$7,715	$18,176	$19,470
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(5)	(15)	(10)	(38)
Net income attributable to common shareholders	8,939	7,700	18,166	19,432
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,426	25,148	25,420	25,060
Net income per share – basic	$0.35	$0.31	$0.71	$0.78
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	8,939	7,700	18,166	19,432
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,426	25,148	25,420	25,060
Weighted average effect of dilutive securities – stock options	219	532	236	642
Denominator for diluted earnings per share – adjusted weighted average shares	25,645	25,680	25,656	25,702
Net income per share - diluted	$0.35	$0.30	$0.71	$0.76

(10)	LEASES

During the six months ending June 30, 2021, we entered into an agreement as lessor to sublease our Seattle office. Future minimum undiscounted cash receipts due under the agreement at June 30, 2021 are as follows (in thousands):

Operating Lease
Remainder 2021	$67
2022	118
2023	122
2024	127
2025	65
Total minimum lease receipts	$499

(11)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continued to serve on the board of directors of Ameritas for a portion of the three and six-month periods ended June 30, 2021. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $73,000 and $42,000 in the three-month periods ended June 30, 2021 and 2020, respectively and $144,000 and $114,000 in the six-month periods ended June 30, 2021 and 2020, respectively.

A director who began serving on our board in May 2021, currently serves as chief executive officer of Allina Health, a not-for-profit healthcare system. In connection with its routine business operations, Allina Health purchases certain of our products and services. Total revenue we earned from Allina Health in the three and six-month periods ended June 30, 2021 approximated $409,000 and $844,000, respectively.

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

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement was $17,000 and $83,000 in the three-month periods ended June 30, 2021 and 2020, respectively, and $35,000 and $166,000 in the six-month periods ended June 30, 2021 and 2020, respectively. We will no longer earn revenue under this agreement after September 30, 2021 due to termination of the reseller agreement.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We have made our facilities available for associates to return to work effective July 1, 2021 at their discretion. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we have placed a temporary hold on all company related travel. We have recently modified our travel policy and expect limited travel to resume in the third quarter of 2021. The duration and severity of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

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

Due to changes in our corporate reporting structure in 2021, certain associates moved between departments. As a result, the related salaries and benefits and company incentive expenses are included in Selling, general and administrative expenses in 2021 instead of Direct as in the 2020 period. The total amount of the reclassified expenses approximates $500,000 in each quarter.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue:	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct	34.4	37.3	34.1	37.2
Selling, general and administrative	27.5	28.4	27.2	27.1
Depreciation and amortization	4.5	4.5	5.0	4.3
Total operating expenses	66.4	70.2	66.3	68.6

Operating income	33.6%	29.8%	33.7%	31.4%

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Revenue. Revenue for the three-month period ended June 30, 2021, increased 16.9% to $36.4 million, compared to $31.2 million, in the three-month period ended June 30, 2020.This was primarily due to new customer sales, as well as increases in sales to the existing client base. During the same period in 2020, we also experienced revenue reductions from COVID-19 as some clients reduced or eliminated services they purchased from us as cost reducing measures.

Direct expenses. Direct expenses increased 7.8% to $12.5 million for the three-month period ended June 30, 2021, compared to $11.6 million for the same period in 2020. This was due to an increase in variable expenses of $958,000, partially offset by a decrease in fixed expenses of $56,000. Variable expenses increased due to higher survey contracted services, partially offset by less postage, printing, and paper costs primarily resulting from changes in survey methodologies. Conference expenses increased due to the timing and shift in attendance format of conferences. Fixed expenses decreased primarily as a result of lower salary and benefit costs, decreased equipment lease costs, and reduced company incentive event costs partially offset by higher software and platform hosting expenses. Direct expenses decreased as a percentage of revenue to 34.4% in 2021, from 37.3% in 2020, as revenue increased by 16.9% while direct expenses for the same period increased by 7.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.1% to $10.0 million for the three-month period ended June 30, 2021, compared to $8.9 million for the same period in 2020, primarily due to increases in public company and other legal and accounting costs of $881,000, higher contracted services of $225,000 and increased business insurance of $75,000. Selling, general and administrative expenses decreased as a percentage of revenue to 27.5% in 2021, from 28.4% in 2020, as revenue increased by 16.9% while selling, general and administrative expenses for the same period increased by 13.1%.

Depreciation, amortization and impairment. Depreciation, amortization and impairment was $1.6 million for the three-month period ended June 30, 2021 and $1.4 million for the three-month period ended June 30, 2020. The increase was primarily due to our transformation to a distributed workforce environment, which includes building renovations in our headquarters. Specifically, depreciation expense increased by $159,000 due to shortening the estimated useful lives of certain building assets. Depreciation, amortization and impairment expense was 4.5% of revenue for the three-month period ended June 30, 2021 and 2020.

Other income (expense). Other expense, net decreased to $345,000 for the three-month period ended June 30, 2021, compared to other expense, net of $718,000 for the same period in 2020, primarily due to decreased interest expense and foreign exchange rate changes. Interest expense decreased to $423,000 in 2021 from $450,000 for the same period in 2020, primarily due to the declining balance on our term loan. Other income increased to $75,000 in 2021 compared to other expense of $270,000 for the same period of 2020, primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate.

Income tax provision. Income tax provision was $3.0 million for the three-month period ended June 30, 2021, compared to $842,000 for the same period in 2020. The effective tax rate for the three-month period ended June 30, 2021 increased to 24.8% compared to 9.8% during the same period in 2020, primarily due to decreased tax benefits of $1.3 million from the exercise and vesting of share-based compensation awards and higher state income taxes.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Revenue. Revenue for the six-month period ended June 30, 2021, increased 10.6% to $71.9 million, compared to $65.0 million in the six-month period ended June 30, 2020. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base. During the same period in 2020, we also experienced revenue reductions from COVID-19 as some clients reduced or eliminated services they purchased from us as cost reducing measures.

Direct expenses. Direct expenses increased 1.2% to $24.5 million for the six-month period ended June 30, 2021, compared to $24.2 million in the same period in 2020. This was due to an increase in variable expenses of $855,000, partially offset by a decrease in fixed expenses of $560,000. Variable expenses increased due to higher survey contracted services and salary and benefit costs, partially offset by less postage, printing, and paper costs primarily resulting from changes in survey methodologies. Conference expenses also decreased due to the timing and shift in attendance format. Fixed expenses decreased primarily as a result of decreased contracted technology services, lower travel and meal costs due to restricted travel associated with COVID-19, lower company incentive events and equipment lease costs partially offset by higher software and platform hosting expenses. Direct expenses decreased as a percentage of revenue to 34.1% in 2021, compared to 37.2% during the same period of 2020, as direct expenses increased by 1.2% while revenue for the same period increased by 10.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 11.0% to $19.5 million for the six-month period ended June 30, 2021, compared to $17.6 million for the same period in 2020, primarily due to increases in public company and other legal and accounting costs of $963,000, contracted services of $640,000, software and platform hosting expenses of $282,000, increased salary and benefit costs of $185,000, higher building lease costs of $130,000, and additional professional development costs of $92,000. These were partially offset by lower travel and meal costs of $375,000 due to restricted travel associated with COVID-19. Selling, general and administrative expenses increased as a percentage of revenue to 27.2% in 2021, from 27.1% in 2020, as revenue increased by 10.6% while selling, general and administrative expenses for the same period increased by 11.0%.

Depreciation, amortization and impairment. Depreciation, amortization and impairment was $3.6 million for the six-month period ended June 30, 2021 and $2.8 million for the six-month period ended June 30, 2020. The increase was primarily due to our transformation to a distributed workforce environment, which includes building renovations in our headquarters, as well as subleasing a remote office location which resulted in an ROU asset impairment of $324,000. Depreciation expense increased by $353,000 due to shortening the estimated useful lives of certain building assets. Depreciation, amortization and impairment expense increased as a percentage of revenue to 5.0% for the six-month period ended June 30, 2021 from to 4.3% in 2020, as revenue increased by 10.6% while depreciation, amortization and impairment expenses for the same period increased by 30.3%.

Other income (expense). Other expense, net increased to $753,000 for the six-month period ended June 30, 2021, compared to other expense, net of $541,000 for the same period in 2020, primarily due to decreased interest expense and foreign exchange rate changes. Interest expense decreased to $855,000 in 2021 from $914,000 for the same period in 2020, primarily due to the declining balance on our term loan. Other income decreased to $96,000 in 2021 compared to $360,000 for the same period of 2020, primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate.

Income tax provision. Income tax provision was $5.3 million for the six-month period ended June 30, 2021, compared to a $458,000 for the same period in 2020. The effective tax rate for the six-month period ended June 30, 2021 increased to 22.7%, compared to 2.3% for the same period in 2020, mainly due to decreased tax benefits of $4.1 million from the exercise and vesting of share-based compensation awards and higher state income taxes.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.  Dividends were declared and paid in April 2021 of $3.1 million, which were funded with cash on hand. We also declared $3.1 million of dividends in June 2021 and paid such dividends in July 2021, also funded with cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

As of June 30, 2021, our principal sources of liquidity included $48.9 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $6.1 million was held in Canada. We can use the delayed draw term note only to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had working capital of $27.6 million and $22.4 million on June 30, 2021 and December 31, 2020, respectively.

The change was primarily due to increases in cash and cash equivalents of $14.2 million and prepaid expenses of $930,000 and decreases in accounts payable of $757,000. This was partially offset by increases in dividends payable of $3.1 million, deferred acquisition consideration of $2.0 million, accrued expenses of $1.4 million, deferred revenue of $1.3 million, accrued wages and bonuses of $615,000, income taxes payable of $512,000, and decreases of $1.1 million in income taxes receivable and $814,000 in other current assets.

Income taxes receivable and payable changed due to the timing of income tax payments. Prepaid expenses, accounts payable and accrued expenses changed due to the timing of payments, and other current assets changed due to the timing of receipts on state tax incentives. Accrued wages and bonuses has grown mainly due to the deferral of social security tax payments as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The deferred acquisition consideration was due to the PatientWisdom acquisition in the six-month period ended June 30, 2021, as further described in Note 2 to our condensed consolidated financial statements. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of June 30, 2021, and December 31, 2020, were $16.8 million and $15.6 million, respectively.

The deferred revenue balance is primarily due to timing of initial billings on new and renewal contracts. We typically invoice clients for services before they have been completed. We record billed amounts as billings in excess of revenue earned, or deferred revenue, in our consolidated financial statements, and we recognize billed amounts as income when we satisfy the performance obligations. In addition, when we perform work in advance of billing, we record this work as revenue earned in excess of billings, or unbilled revenue. Substantially all deferred revenue and all unbilled revenue will be earned and billed respectively, within 12 months of the respective period ends.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Provided by operating activities	$25,566	$13,903
Used in investing activities	(5,805)	(1,427)
Used in financing activities	(5,620)	(13,562)
Effect of exchange rate change on cash	68	(474)
Net change in cash and cash equivalents	14,209	(1,560)
Cash and cash equivalents at end of period	$48,899	$11,957

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation, amortization and impairment, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes.

Net cash provided by operating activities was $25.6 million for the six-month period ended June 30, 2021, which included net income of $18.2 million, plus non-cash charges (benefits) for deferred income taxes, depreciation, amortization and impairment, reserve for uncertain tax positions, non-cash share-based compensation, and loss on disposal of property and equipment totaling $4.1 million. Changes in working capital increased cash flows from operating activities by $3.3 million, primarily from an increase in deferred revenue and accrued expenses, wages and bonuses and net changes in income taxes receivable and payable; partially offset by increases in prepaid expenses and other current assets and decreases in accounts payable. Deferred revenue will vary based on the timing and frequency of billings on annual agreements and income taxes receivable and payable vary based on timing of payments. Accrued expenses, wages and bonuses, which fluctuate due to the timing of payment, included the deferral of employer payroll taxes from the CARES Act. Prepaid expenses and other current assets and accounts payable fluctuate due to the timing of payments of prepaids and accounts payable.

Net cash provided by operating activities was $13.9 million for the six-month period ended June 30, 2020, which included net income of $19.5 million, plus non-cash charges (benefits) for deferred income taxes, depreciation and amortization, reserve for uncertain tax positions and share-based compensation and related taxes totaling $3.7 million. Net changes in assets and liabilities decreased cash flows from operating activities by $9.3 million, primarily due to increases in trade accounts receivable, prepaid and other current assets, and deferred contract costs, as well as decreases in accounts payable, income taxes receivable and payable, which fluctuate due to the timing of payments of prepaids, accounts payable, accrued expenses, direct and incremental costs directly related to sales and the timing of income tax payments. Deferred revenue also decreased, which will vary based on the timing and frequency of billings on annual agreements. These decreases to cash flows were partially offset by increases in accrued expenses, wages, bonuses, and profit sharing.

Cash Flows from Investing Activities

Net cash used for investing activities was $5.8 million in the six months ended June 30, 2021. These expenditures consisted of $3.0 million for acquisition consideration and $2.8 million purchases of property and equipment including computer software and hardware, leasehold improvements and furniture and equipment.

Net cash of $1.4 million was used for investing activities in the six months ended June 30, 2020. These expenditures consisted mainly of computer software classified in property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.6 million in the six months ended June 30, 2021. We used cash to repay borrowings under the term note totaling $2.0 million and for finance lease obligations of $246,000. We also used cash to pay payroll tax withholdings related to share-based compensation of $460,000, partially offset by $162,000 of proceeds from the exercise of share-based awards. We also used cash to pay $3.1 million of dividends on our common stock.

Net cash used in financing activities was $13.6 million in the six months ended June 30, 2020. We used cash to repay borrowings under the term notes totaling $1.6 million and for finance lease obligations of $124,000. We also used cash to pay $10.5 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. These decreases to cash flows were partially offset by proceeds from the exercise of stock options of $538,000.

The effect of changes in foreign exchange rates increased cash and cash equivalents by $68,000 in the six months ended June 30, 2021 and decreased cash and cash equivalents by $474,000 in the six months ended June 30, 2020.

Capital Expenditures

Cash paid for capital expenditures was $2.8 million for the six months ended June 30, 2021. These expenditures consisted mainly of computer software and hardware, leasehold improvements and furniture and equipment. In addition to continued expenditures for computer software and hardware in 2021, we expect substantially higher capital expenditures for building improvements, with the total amount yet to be determined, which we expect to be funded through cash generated from operations.

Debt and Equity

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-dawn term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.34% at June 30, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2021, the Line of Credit did not have a balance. We did not borrow on the Line of Credit during the six-month period ended June 30, 2021. We have not borrowed on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of June 30, 2021, we were in compliance with our financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of June 30, 2021, was $1.0 million.

Shareholders’ equity increased $12.1 million to $76.4 million at June 30, 2021, from $64.3 million at December 31, 2020. The increase was mainly due to net income of $18.2 million, changes in the cumulative translation adjustment of $130,000, and shared-based compensation expense of $149,000. This was partially offset by dividends declared of $6.1 million and share repurchases exceeding the cost of stock options exercised of $298,000.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of June 30, 2021:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,666	$577	$871	$218	$--
Finance leases	1,056	510	545	1	--
Uncertain tax positions(2)	--	--	--	--	--
Long-term debt	32,766	2,778	11,112	18,876	--
Total	$35,488	$3,865	$12,528	$19,095	$--

(1)	Amounts are inclusive of interest payments, where applicable.
(2)

We have $939,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of June 30, 2021, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended June 30, 2021. The remaining shares of Common Stock that may be purchased under that authorization are 280,491. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30,2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30,2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)**	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 6, 2021	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)