Form 10-Q
period 2021-09-30
NATIONAL RESEARCH CORP
filed 2021-11-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Common Stock, $.001 par value, outstanding as of October 27, 2021: 25,449,013

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2021

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

PART I – Financial Information

  ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,482	$34,690
Trade accounts receivable, less allowance for doubtful accounts of $94 and $120, respectively	16,262	13,923
Prepaid expenses	2,869	2,645
Income taxes receivable	95	1,235
Other current assets	1,018	1,619
Total current assets	72,726	54,112

Net property and equipment	11,447	11,726
Intangible assets, net	1,851	1,410
Goodwill	61,614	57,255
Deferred contract costs, net	4,237	4,555
Operating lease right-of-use assets	1,059	1,308
Other	3,252	3,057
Total assets	$156,186	$133,423

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net unamortized debt issuance costs	$4,223	$4,061
Accounts payable	961	1,095
Accrued wages and bonuses	6,828	6,460
Accrued expenses	3,000	3,184
Income taxes payable	464	-
Deferred revenue	17,308	15,585
Deferred acquisition consideration	1,984	-
Dividends payable	3,054	-
Other current liabilities	1,348	1,296
Total current liabilities	39,170	31,681

Notes payable, net of current portion and unamortized debt issuance costs	23,360	26,547
Deferred income taxes	7,151	7,265
Other long-term liabilities	3,377	3,615
Total liabilities	73,058	69,108

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	–	–
Common stock, $0.001 par value; authorized 110,000,0000 shares in 2021 and 60,000,000 shares in 2020, issued 30,860,131 in 2021 and 30,775,154 in 2020, outstanding 25,449,013 in 2021 and 25,390,968 in 2020	31	31
Additional paid-in capital	173,112	171,785
Retained earnings (accumulated deficit)	(42,701)	(61,375)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,377)	(2,399)
Treasury stock, at cost; 5,411,118 Common shares in 2021 and 5,384,186 Common shares in 2020	(44,937)	(43,727)
Total shareholders’ equity	83,128	64,315
Total liabilities and shareholders’ equity	$156,186	$133,423

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$37,767	$33,477	$109,656	$98,503
Insurance Recoveries	–	533	–	533

Operating expenses:
Direct	13,707	12,189	38,184	36,369
Selling, general and administrative	9,523	7,953	29,060	25,554
Depreciation, amortization and impairment	1,399	1,847	5,016	4,623
Total operating expenses	24,629	21,989	72,260	66,546

Operating income	13,138	12,021	37,396	32,490

Other income (expense):
Interest income	4	2	10	15
Interest expense	(413)	(451)	(1,268)	(1,366)
Other, net	(105)	94	(8)	454

Total other income (expense)	(514)	(355)	(1,266)	(897)

Income before income taxes	12,624	11,666	36,130	31,593

Provision for income taxes	2,967	2,088	8,297	2,545

Net income	$9,657	$9,578	$27,833	$29,048

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.38	$0.38	$1.09	$1.15
Diluted Earnings Per Share	$0.38	$0.37	$1.08	$1.13

Weighted average shares and share equivalents outstanding:
Basic	25,427	25,219	25,423	25,113
Diluted	25,650	25,704	25,655	25,701

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income	$9,657	$9,578	$27,833	$29,048
Other comprehensive income (loss):
Foreign currency translation adjustment	(108)	249	22	(414)
Other comprehensive income (loss)	$(108)	$249	$22	$(414)

Comprehensive Income	$9,549	$9,827	$27,855	$28,634

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	–	–	–	–	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	–	911	–	–	–	911
Non-cash stock compensation expense	–	(54)	–	–	–	(54)
Other comprehensive income, foreign currency translation adjustment	–	–	–	56	–	56
Net income	–	–	9,232	–	–	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250
Non-cash stock compensation expense	–	202	–	–	–	202
Dividends declared of $0.24 per common share	–	–	(6,105)	–	–	(6,105)
Other comprehensive income, foreign currency translation adjustment	–	–	–	74	–	74
Net income	–	–	8,944	–	–	8,944
Balances at June 30, 2021	$31	$172,844	$(49,304)	$(2,269)	$(44,937)	$76,365
Issuance of 10,000 common shares for the exercise of stock options	–	142	–	–	–	142
Non-cash stock compensation expense	–	126	–	–	–	126
Dividends declared of $0.12 per common share	–	–	(3,054)	–	–	(3,054)
Other comprehensive loss, foreign currency translation adjustment	–	–		(108)	–	(108)
Net income	–	–	9,657	–	–	9,657
Balances at September 30, 2021	$31	$173,112	$(42,701)	$(2,377)	$(44,937)	$83,128

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 75,980 shares treasury stock	–	–	–	–	(4,425)	(4,425)
Issuance of 260,481 common shares for the exercise of stock options	–	3,145	–	–	–	3,145
Non-cash stock compensation expense	–	332	–	–	–	332
Dividends declared of $0.21 per common share	–	–	(5,278)	–	–	(5,278)
Other comprehensive loss, foreign currency translation adjustment	–	–	–	(1,124)	–	(1,124)
Net income	–	–	11,755	–	–	11,755
Balances at March 31, 2020	$30	$165,631	$(86,880)	$(3,333)	$(38,151)	$37,297
Purchase of 38,369 shares treasury stock	–	–	–	–	(2,077)	(2,077)
Issuance of 148,284 common shares for the exercise of stock options	1	2,036	–	–	–	2,037
Forfeitures of 6,793 restricted common shares	–	–	–	–	–	–
Non-cash stock compensation expense	–	141	–	–	–	141
Other comprehensive income, foreign currency translation adjustment	–	–	–	461	–	461
Net income	–	–	7,715	–	–	7,715
Balances at June 30, 2020	$31	$167,808	$(79,165)	$(2,872)	$(40,228)	$45,574
Purchase of 17,590 shares treasury stock	–	–	–	–	(916)	(916)
Issuance of 103,608 common shares for the exercise of stock options	–	1,970	–	–	–	1,970
Non-cash stock compensation expense	–	274	–	–	–	274
Other comprehensive income, foreign currency translation adjustment	–	–	–	249	–	249
Net income	–	–	9,578	–	–	9,578
Balances at September 30, 2020	$31	$170,052	$(69,587)	$(2,623)	$(41,144)	$56,729

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$27,833	$29,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,016	4,623
Deferred income taxes	(120)	(134)
Reserve for uncertain tax positions	210	150
Non-cash share-based compensation expense	275	747
Gain on insurance recoveries for damaged property	–	(260)
Loss on disposal of property and equipment	1	-
Net changes in assets and liabilities:
Trade accounts receivable	(2,188)	(5,830)
Prepaid expenses and other current assets	231	(478)
Insurance recoverable	–	(913)
Deferred contract costs, net	318	(339)
Operating lease assets and liabilities, net	17	(5)
Accounts payable	(207)	(681)
Accrued expenses, wages, bonuses	(202)	473
Income taxes receivable and payable	1,604	(2,974)
Deferred revenue	1,482	992
Net cash provided by operating activities	34,270	24,419

Cash flows from investing activities:
Purchases of property and equipment	(3,797)	(2,435)
Insurance proceeds for damaged property	–	260
Acquisition consideration	(3,000)	–
Net cash used in investing activities	(6,797)	(2,175)

Cash flows from financing activities:
Payments on notes payable	(3,049)	(2,575)
Payment of debt issuance costs	–	(36)
Payments on finance lease obligations	(369)	(187)
Proceeds from the exercise of share-based awards	304	1,592
Payment of employee payroll tax withholdings on share-based awards exercised	(461)	(1,859)
Payment of dividends on common stock	(6,105)	(10,517)
Net cash used in financing activities	(9,680)	(13,582)

Effect of exchange rate changes on cash	(1)	(324)
Change in cash and cash equivalents	17,792	8,338
Cash and cash equivalents at beginning of period	34,690	13,517
Cash and cash equivalents at end of period	$52,482	$21,855

Supplemental disclosure of cash paid for:
Interest, net of capitalized amounts	$1,186	$1,315
Income taxes	$6,601	$5,034
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$–	$771
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$749	$5,560
Deferred acquisition consideration	$1,950	–

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $233,000 and $717,000 in the three months ended September 30, 2021 and 2020, respectively. We deferred incremental costs of obtaining a contract of $1.8 million and $2.9 million in the nine-month periods ended September 30, 2021 and 2020, respectively. Deferred contract costs, net of accumulated amortization was $4.2 million and $4.6 million at September 30, 2021 and December 31, 2020, respectively. Total amortization by expense classification for the three and nine-months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	(In thousands)
Direct Expenses	$40	$43	$113	$221
Selling, general and administrative expenses	596	693	1,960	2,317
Total amortization	$636	$736	$2,073	$2,538

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $2,000 and $20,000 for the three months ended September 30, 2021 and 2020, respectively and $24,000 and $25,000 in the nine months ended September 30, 2021 and 2020, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the nine months ended September 30, 2021 and 2020 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Nine months ended September 30, 2021	$120	$38	$74	$10	$94
Nine months ended September 30, 2020	$144	$41	$80	$21	$126

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. During the nine months ended September 30, 2021, we recorded an ROU asset impairment charge of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2020. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2021
Money Market Funds	$5,274	$-	$-	$5,274
Total Cash Equivalents	$5,274	$-	$-	$5,274

As of December 31, 2020
Money Market Funds	$5,015	$–	$–	$5,015
Total Cash Equivalents	$5,015	$–	$–	$5,015

There were no transfers between levels during the three and nine-month periods ended September 30, 2021.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2021	December 31, 2020
	(In thousands)
Total carrying amount of long-term debt	$27,664	$30,713
Estimated fair value of long-term debt	$29,114	$32,943

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during the nine months ended September 30, 2021. As of September 30, 2021 there was no indication of other impairments related to these assets. We did not recognize any impairments to these assets in the nine months ended September 30, 2020.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

In connection with the March 2021 revision to our operating segments, our previous reporting units were combined into one reporting unit. We performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at September 30, 2021.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at September 30, 2021 will have material adverse effect on our consolidated financial position, results of operations or liquidity.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2021. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $119,000 are included in selling, general and administrative expenses for the nine-month periods ended September 30, 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three and nine-month periods ending September 30, 2021 and 2020 based on timing of revenue recognition (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Subscription services recognized ratably over time	$34,598	$30,712	$101,867	$90,101
Services recognized at a point in time	1,160	1,170	2,046	2,456
Fixed, non-subscription recognized over time	888	460	2,014	1,740
Unit price services recognized over time	1,121	1,135	3,729	4,206
Total revenue	$37,767	$33,477	$109,656	$98,503

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	September 30, 2021	December 31, 2020
Accounts receivables	$16,262	$13,923
Contract assets included in other current assets	$172	$311
Deferred Revenue	$(17,308)	$(15,585)

Significant changes in contract assets and contract liabilities during the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(14,926)	$-	$(15,366)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,087	-	16,352
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(164)	-	(100)	-
Increases due to acquisition	-	239	-	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		323		(12)
Decreases due to impairment	-	-	-	-
Increases due to revenue recognized in the period with additional performance obligations before invoicing	26	-	238	-

We applied the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2021 approximated $3.2 million, of which $153,000, $1.4 million, $1.1 million, and $587,000 are expected to be recognized during 2021, 2022, 2023, and 2024, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2021 increased to 23.5% expense compared to 17.9% for the same period in 2020, and for the nine-month period ended September 30, 2021 increased to 23.0% expense compared to 8.1% for the same period in 2020 mainly due to decreased tax benefits from the exercise and vesting of share-based compensation awards of $653,000 and $4.7 million in the three and nine-month periods, respectively. In addition, we have higher state income taxes due to filing in more states.

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we have deferred $1,313,000 of employer social security tax payments of which $656,000 we expect to pay in December 2021 and the remainder in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

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

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Term Loans	$27,664	$30,713
Less: current portion	(4,223)	(4,061)
Less: unamortized debt issuance costs	(81)	(105)
Notes payable, net of current portion	$23,360	$26,547

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.33% at September 30, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of September 30, 2021, and December 31, 2020, the Line of Credit did not have a balance. We did not borrow on the Line of Credit during the nine-month period ended September 30, 2021. We have not borrowed on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of September 30, 2021, we were in compliance with our financial covenants.

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

During the nine months ended September 30, 2021 and 2020, we granted options to purchase 101,091 and 70,471 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the nine-month period ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	600,571	$25.31	5.58	$11,665
Granted	101,091	$44.96
Exercised	(78,284)	$13.45		$2,416
Expired	(84,432)	$38.38
Forfeited	(22,837)	$9.74
Outstanding at September 30, 2021	516,109	$29.51	5.93	$7,697
Exercisable at September 30, 2021	280,668	$21.83	4.58	$6,081

As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million which was expected to be recognized over a weighted average period of 2.31 years.

There was $142,000 and $1.1 million of cash received from stock options exercised for the three-month periods ended September 30, 2021 and 2020, respectively. Cash received from stock options exercised for the nine-month periods ended September 30, 2021 and 2020, were $304,000 and $1.6 million respectively. We recognized $99,000 and $237,000 of non-cash compensation for three months ended September 30, 2021 and 2020, respectively, and $285,000 and $736,000 of non-cash compensation for the nine months ended September 30, 2021 and 2020, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

During the nine months ended September 30, 2021, we granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares were granted during the nine months ended September 30, 2020. As of September 30, 2021, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 and $37,000 of non-cash compensation for the three months ended September 30, 2021 and 2020, respectively, and ($10,000) and $12,000 of non-cash compensation for the nine months ended September 30, 2021 and 2020, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. During the nine months ended September 30, 2021, 6,005 shares were forfeited.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2021:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	6,005	$38.30
Granted	12,698	42.92
Vested	–	–
Forfeited	(6,005)	$38.30
Outstanding at September 30, 2021	12,698	$42.92

As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock awards was approximately $463,000 and is expected to be recognized over a weighted average period of 4.25 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the nine-month period ended September 30, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance as of December 31, 2020	$57,969	$(714)	$57,255
Goodwill acquired	4,340	-	4,340
Foreign currency translation	19	-	19
Balance at September 30, 2021	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,444	9,344
Technology	1,960	1,360
Trade names	1,572	1,572
Total amortizing intangible assets	12,976	12,276
Accumulated amortization	(12,316)	(12,057)
Other intangible assets, net	$1,851	$1,410

See Note 2 for additional information related to goodwill and intangible assets included in the acquisition of PatientWisdom, Inc.

(8)	PROPERTY AND EQUIPMENT

	September 30, 2021	December 31, 2020
	(In thousands)
Property and equipment	$46,419	$42,705
Accumulated depreciation	(34,972)	(30,979)
Property and equipment, net	$11,447	$11,726

(9)	EARNINGS PER SHARE

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

We had 145,736 and 64,772 options of Common Stock for the three-month periods ended September 30, 2021 and 2020, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 122,171 and 56,812 options of Common Stock for the nine-month periods ended September 30, 2021 and 2020, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for net income per share – basic:	$9,657	$9,578	$27,833	$29,048
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(5)	(17)	(14)	(55)
Net income attributable to common shareholders	9,652	9,561	27,819	28,993
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,427	25,219	25,423	25,113
Net income per share – basic	$0.38	$0.38	$1.09	$1.15
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	9,652	9,561	27,819	28,993
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,427	25,219	25,423	25,113
Weighted average effect of dilutive securities – stock options	223	485	232	588
Denominator for diluted earnings per share – adjusted weighted average shares	25,650	25,704	25,655	25,701
Net income per share - diluted	$0.38	$0.37	$1.08	$1.13

(10)	LEASES

During the nine months ending September 30, 2021, we entered into an agreement as lessor to sublease our Seattle office. Future minimum undiscounted cash receipts due under the agreement at September 30, 2021 are as follows (in thousands):

Operating Lease
Remainder 2021	$38
2022	118
2023	122
2024	127
2025	65
Total minimum lease receipts	$470

(11)	RELATED PARTY

Until January 2020, one of our directors served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) and continued to serve on the board of directors of Ameritas for a portion of the three and nine-month periods ended September 30, 2021. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $66,000 and $67,000 in the three-month periods ended September 30, 2021 and 2020, respectively and $210,000 and $181,000 in the nine-month periods ended September 30, 2021 and 2020, respectively.

A director who began serving on our board in May 2021, currently serves as chief executive officer of Allina Health, a not-for-profit healthcare system. In connection with its routine business operations, Allina Health purchases certain of our products and services. Total revenue we earned from Allina Health in the three and nine-month periods ended September 30, 2021 approximated $429,000 and $1.3 million, respectively.

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

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement was $84,000 in the three-month period ended September 30, 2020 and $35,000 and $251,000 in the nine-month periods ended September 30, 2021 and 2020, respectively. We no longer earn revenue under this agreement after June 30, 2021 due to termination of the reseller agreement.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways.  Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, our workforce remains intact and highly engaged.  The vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We have made our facilities available for associates to return to work effective July 1, 2021 at their discretion. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we had placed a temporary hold on all company related travel. We modified our travel policy and limited travel did resume in the third quarter of 2021. The duration and severity of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.  Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations.  We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

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

Due to changes in our corporate reporting structure in 2021, certain associates moved between departments. As a result, the related salaries and benefits and company incentive expenses are included in Selling, general and administrative expenses in the 2021periods instead of Direct as in the 2020 periods. The total amount of the reclassified expenses approximates $500,000 in each quarter.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue:	100.0%	100.0%	100.0%	100.0%

Insurance recoveries	–	1.6	–	0.5

Operating expenses:
Direct	36.3	36.4	34.8	36.9
Selling, general and administrative	25.2	23.8	26.5	25.9
Depreciation and amortization	3.7	5.5	4.6	4.7
Total operating expenses	65.2	65.7	65.9	67.5

Operating income	34.8%	35.9%	34.1%	33.0%

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Revenue. Revenue for the three-month period ended September 30, 2021, increased 12.8% to $37.8 million, compared to $33.5 million, in the three-month period ended September 30, 2020. This was primarily due to new customer sales, as well as increases in sales to the existing client base. During the same period in 2020, we also experienced revenue reductions from COVID-19 as some clients reduced or eliminated services they purchased from us as cost reducing measures.

Direct expenses. Direct expenses increased 12.5% to $13.7 million for the three-month period ended September 30, 2021, compared to $12.2 million for the same period in 2020. This was due to an increase in variable expenses of $960,000 and fixed expenses of $557,000. Variable expenses increased due to higher survey contracted services, partially offset by less postage, printing, and paper costs primarily resulting from changes in survey methodologies. Conference expenses increased due to the timing and shift in attendance format of conferences. Fixed expenses increased primarily as a result of increased contracted services, sponsorships, salary and benefit costs, software and platform hosting expenses and travel and meal costs due to limited travel resumption in July 2021 after restricting travel associated with COVID-19. Direct expenses decreased as a percentage of revenue to 36.3% in 2021, from 36.4% in 2020, as revenue increased by 12.8% while direct expenses for the same period increased by 12.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.7% to $9.5 million for the three-month period ended September 30, 2021, compared to $8.0 million for the same period in 2020, primarily due to increases in salary and benefit costs of $440,000, other taxes of $238,000 due to a favorable tax ruling in 2020 reversing sales tax expense, contracted services of $217,000, travel and meal costs of $162,000 due to limited travel resumption in July 2021 after restricting travel associated with COVID-19, public company and other legal and accounting costs of $131,000 and increased business insurance of $72,000. Selling, general and administrative expenses increased as a percentage of revenue to 25.2% in 2021, from 23.8% in 2020, as revenue increased by 12.8% while selling, general and administrative expenses for the same period increased by 19.7%.

Depreciation, amortization and impairment. Depreciation, amortization and impairment was $1.4 million for the three-month period ended September 30, 2021 and $1.8 million for the three-month period ended September 30, 2020. The decrease was primarily due higher depreciation expense for the same period in 2020 due to shortening the estimated useful lives of certain building assets. Depreciation, amortization and impairment expense decreased as a percentage of revenue to 3.7% in 2021, from 5.5% in 2020, as revenue increased by 12.8% while depreciation, amortization and impairment decreased by 24.3%.

Other income (expense). Other expense, net increased to $514,000 for the three-month period ended September 30, 2021, compared to other expense, net of $355,000 for the same period in 2020, primarily due to foreign exchange rate changes. Interest expense decreased to $413,000 in 2021 from $451,000 for the same period in 2020, primarily due to the declining balance on our term loan. Other income (expense) decreased to other expense of $105,000 in 2021 compared to other income of $94,000 for the same period of 2020, primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate.

Income tax provision. Income tax provision was $3.0 million for the three-month period ended September 30, 2021, compared to $2.1 million for the same period in 2020. The effective tax rate for the three-month period ended September 30, 2021 increased to 23.5% compared to 17.9% during the same period in 2020, primarily due to decreased tax benefits of $653,000 from the exercise and vesting of share-based compensation awards and higher state income taxes.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Revenue. Revenue for the nine-month period ended September 30, 2021, increased 11.3% to $109.7 million, compared to $98.5 million in the nine-month period ended September 30, 2020. The increase was primarily due to new customer sales, as well as increases in sales to the existing client base. During the same period in 2020, we also experienced revenue reductions from COVID-19 as some clients reduced or eliminated services they purchased from us as cost reducing measures.

Direct expenses. Direct expenses increased 5.0% to $38.2 million for the nine-month period ended September 30, 2021, compared to $36.4 million in the same period in 2020. This was due to an increase in variable expenses of $1.8 million. Variable expenses increased due to higher survey contracted services and salary and benefit costs, partially offset by less postage, printing, and paper costs primarily resulting from changes in survey methodologies. Conference expenses also increased due to the timing and shift in attendance format. Direct expenses decreased as a percentage of revenue to 34.8% in 2021, compared to 36.9% during the same period of 2020, as direct expenses increased by 5.0% while revenue for the same period increased by 11.3%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.7% to $29.1 million for the nine-month period ended September 30, 2021, compared to $25.6 million for the same period in 2020, primarily due to increases in public company and other legal and accounting costs of $1.1 million, contracted services of $857,000, salary and benefit costs of $611,000, software and platform hosting expenses of $321,000, other taxes of $189,000 due to a favorable tax ruling in 2020 reversing sales tax expense, professional development costs of $134,000, business insurance of $123,000 and building lease costs of $120,000. These were partially offset by lower travel and meal costs of $213,000 due to restricted travel associated with COVID-19. Selling, general and administrative expenses increased as a percentage of revenue to 26.5% in 2021, from 25.9% in 2020, as revenue increased by 11.3% while selling, general and administrative expenses for the same period increased by 13.7%.

Depreciation, amortization and impairment. Depreciation, amortization and impairment was $5.0 million for the nine-month period ended September 30, 2021 and $4.6 million for the nine-month period ended September 30, 2020. The increase was primarily due to our transformation to a distributed workforce environment, which includes building renovations in our headquarters, as well as subleasing a remote office location which resulted in an ROU asset impairment of $324,000. Depreciation expense increased by $353,000 due to shortening the estimated useful lives of certain building assets. Depreciation, amortization and impairment expense decreased as a percentage of revenue to 4.6% for the nine-month period ended September 30, 2021 from to 4.7% in 2020, as revenue increased by 11.3% while depreciation, amortization and impairment expenses for the same period increased by 8.5%.

Other income (expense). Other expense, net increased to $1.3 million for the nine-month period ended September 30, 2021, compared to other expense, net of $897,000 for the same period in 2020, primarily due to foreign exchange rate changes. Interest expense decreased to $1.3 million in 2021 from $1.4 million for the same period in 2020, primarily due to the declining balance on our term loan. Other income (expense) decreased to other expense of $8,000 in 2021 compared to $454,000 other income for the same period of 2020, primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate.

Income tax provision. Income tax provision was $8.3 million for the nine-month period ended September 30, 2021, compared to $2.5 million for the same period in 2020. The effective tax rate for the nine-month period ended September 30, 2021 increased to 23.0%, compared to 8.1% for the same period in 2020, mainly due to decreased tax benefits of $4.7 million from the exercise and vesting of share-based compensation awards and higher state income taxes.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows, will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.  Dividends of $6.1 million were declared and paid during the nine-month period ended September 30, 2021, which we funded with cash on hand. We also declared $3.1 million of dividends in August 2021 and paid such dividends in October 2021, also funded with cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

As of September 30, 2021, our principal sources of liquidity included $52.5 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $5.5 million was held in Canada. We can use the delayed draw term note only to fund permitted future business acquisitions or repurchasing our Common Stock.

Working Capital

We had working capital of $33.6 million and $22.4 million on September 30, 2021 and December 31, 2020, respectively.

The change was primarily due to increases in cash and cash equivalents of $17.8 million and trade accounts receivable of $2.4 million. This was partially offset by increases in dividends payable of $3.1 million, deferred acquisition consideration of $2.0 million, deferred revenue of $1.7 million, income taxes payable of $464,000 and decreases of $1.1 million in income taxes receivable and $601,000 in other current assets.

Trade accounts receivable increased due to the timing of billings and collections on new and renewal contracts. Income taxes receivable changed due to the timing of income tax payments. Other current assets changed due to the timing of receipts on state tax incentives. Dividends payable will vary based on the timing of declaration and payment of dividends. The deferred acquisition consideration was due to the PatientWisdom acquisition in the nine-month period ended September 30, 2021, as further described in Note 2 to our condensed consolidated financial statements. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. The deferred revenue balances as of September 30, 2021, and December 31, 2020, were $17.3 million and $15.6 million, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Provided by operating activities	$34,270	$24,419
Used in investing activities	(6,797)	(2,175)
Used in financing activities	(9,680)	(13,582)
Effect of exchange rate change on cash	(1)	(324)
Net change in cash and cash equivalents	17,792	8,338
Cash and cash equivalents at end of period	$52,482	$21,855

Cash Flows from Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation, amortization and impairment, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes.

Net cash provided by operating activities was $34.3 million for the nine-month period ended September 30, 2021, which included net income of $27.8 million, plus non-cash charges (benefits) for deferred income taxes, depreciation, amortization and impairment, reserve for uncertain tax positions, non-cash share-based compensation, and loss on disposal of property and equipment totaling $5.4 million. Changes in working capital increased cash flows from operating activities by $1.1 million, primarily from an increase in deferred revenue and net changes in income taxes receivable and payable; partially offset by increases in trade accounts receivable. Deferred revenue will vary based on the timing and frequency of billings on annual agreements and income taxes receivable and payable vary based on timing of payments. Trade accounts receivable will vary based on the timing of billings and collections on new and renewal contracts.

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

Cash Flows from Investing Activities

Net cash used for investing activities was $6.8 million in the nine months ended September 30, 2021. These expenditures consisted of $3.0 million for acquisition consideration and $3.8 million purchases of property and equipment including computer software and hardware, leasehold and building improvements and furniture and equipment.

Net cash of $2.2 million was used for investing activities in the nine months ended September 30, 2020. These expenditures consisted mainly of computer software classified in property and equipment. We also received $260,000 in insurance proceeds for damaged property and equipment due to a flooding during this 2020 period.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.7 million in the nine months ended September 30, 2021. We used cash to repay borrowings under the term note totaling $3.0 million and for finance lease obligations of $369,000. We also used cash to pay payroll tax withholdings related to share-based compensation of $461,000, partially offset by $304,000 of proceeds from the exercise of share-based awards. We also used cash to pay $6.1 million of dividends on our common stock.

Net cash used in financing activities was $13.6 million in the nine months ended September 30, 2020. We used cash to repay borrowings under the term notes totaling $2.6 million, pay debt issuance costs of $36,000 and finance lease obligations of $187,000. We also used cash to pay $10.5 million of dividends on our common stock, and to pay payroll tax withholdings related to share-based compensation of $1.9 million. These decreases to cash flows were partially offset by proceeds from the exercise of stock options of $1.6 million.

The effect of changes in foreign exchange rates decreased cash and cash equivalents by $1,000 in the nine months ended September 30, 2021 and decreased cash and cash equivalents by $324,000 in the nine months ended September 30, 2020.

Capital Expenditures

Cash paid for capital expenditures was $3.8 million for the nine months ended September 30, 2021. These expenditures consisted mainly of computer software and hardware, leasehold and building improvements and furniture and equipment. In addition to continued expenditures for computer software and hardware in 2021, we expect substantially higher capital expenditures for building improvements, with the total amount yet to be determined, which we expect to be funded through cash generated from operations.

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.33% at September 30, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of September 30, 2021, the Line of Credit did not have a balance. We did not borrow on the Line of Credit during the nine-month period ended September 30, 2021. We have not borrowed on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of September 30, 2021, we were in compliance with our financial covenants.

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

We have finance leases for computer equipment, office equipment, printing and inserting equipment. The balance of the finance leases as of September 30, 2021, was $898,000.

Shareholders’ equity increased $18.8 million to $83.1 million at September 30, 2021, from $64.3 million at December 31, 2020. The increase was mainly due to net income of $27.8 million, changes in the cumulative translation adjustment of $22,000, and shared-based compensation expense of $275,000. This was partially offset by dividends declared of $9.2 million and share repurchases exceeding the cost of stock options exercised of $157,000.

Contractual Obligations

We had contractual obligations to make payments in the following amounts in the future as of September 30, 2021:

Contractual Obligations(1)	Total Payments	Less than One Year	One to Three Years	Three to Five Years	After Five Years
(In thousands)
Operating leases	$1,537	$164	$1,028	$345	$–
Finance leases	925	131	782	12	–
Uncertain tax positions(2)	–	–	–	–	–
Long-term debt	31,377	1,389	11,112	18,876	–
Total	$33,839	$1,684	$12,922	$19,233	$–

(1)	Amounts are inclusive of interest payments, where applicable.

(2)

We have $993,000 in liabilities associated with uncertain tax positions. We are unable to reasonably estimate the expected cash settlement dates of these uncertain tax positions with the taxing authorities.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 then-existing class A shares and 375,000 then-existing class B shares of common stock in the open market or in privately negotiated transactions under a stock repurchase program that was originally approved in February 2006 and subsequently amended in May 2013. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. As of September 30, 2021, the remaining number of shares of Common Stock that could be purchased under this authorization was 280,491 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares of class A common stock and 375,000 shares of class B common stock in the open market or in privately negotiated transactions. In connection with the Recapitalization in April 2018, our Board of Directors further amended the stock repurchase program to eliminate the repurchase of the former class B common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. No Common Stock was repurchased under that authorization during the three-month period ended September 30, 2021. The remaining shares of Common Stock that may be purchased under that authorization are 280,491. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

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

(10.1)**	Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)**	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 5, 2021	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)