Form 10-K
period 2021-12-31
NATIONAL RESEARCH CORP
filed 2022-03-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2021: $533,334,729.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 25, 2022: 25,194,447

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, future capital expenditures and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the source of funds for future payments of deferred purchase price obligations and other cash expenses, the future phase out of LIBOR and applicable replacement benchmark rates and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The likelihood that the COVID-19 pandemic will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

General

Our purpose is to establish human understanding by enabling our clients to understand what matters most to each person they serve. We are a leading provider of analytics and insights that facilitate measurement and improvement of patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

Our expertise includes the efficient capture, transmittal, benchmarking, analysis and interpretation of critical data elements from millions of healthcare consumers. Using our solutions, our clients gain insights into what people think and feel about their organizations in real-time, allowing them to build on their strengths and resolve service issues with greater speed and personalization. We also provide legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

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

We have a broad and diversified client base that is distributed primarily across the United States. Our ten largest clients collectively accounted for 14%, 14%, and 16% of our total revenue in 2021, 2020 and 2019, respectively. Approximately 2%, 2% and 3% of our revenue was derived from foreign customers in 2021, 2020, and 2019, respectively.

We have achieved a market leadership position through our more than 40 years of industry innovation and experience, as well as our long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since our founding in 1981, we have focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. We are a Delaware corporation headquartered in Lincoln, Nebraska.

Human Understanding Solutions

Our portfolio of solutions collectively provide a comprehensive set of capabilities that enable healthcare providers to collect, measure and analyze data collected across the patient journey to understand the preferences, experiences and needs of the people they serve. Our digital solutions consist of three primary solution categories which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization. The primary solution categories include Market Insights solutions, Transparency solutions, and Experience solutions.

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

Experience Solutions – Our Experience solutions are provided on a subscription basis via a cross-continuum multi-mode digital platform that collects and measures data and then delivers business intelligence that our clients utilize to improve patient experience, engagement and loyalty. Patient experience data can also be collected on a periodic basis using CAHPS compliant mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) survey data can be collected and measured as an integrated service within our digital platform or independently as a legacy service offering. Our Experience solutions provide healthcare systems the ability to receive and take action on customer and employee feedback across all care settings in real-time. Experience solutions include patient experience, workforce engagement, health risk assessments, care transition, and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching insights.   By illuminating the complete care journey in real time, our clients are able to ensure each individual receives the care, respect, and experience he or she deserves. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement and increased customer loyalty.

Our Experience solutions also include the Transitions solution to drive effective communication between healthcare providers and patients in the critical 24-72 hours post discharge using an automated discharge call workflow supported by our digital platform. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high-risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. Tracking, trending and benchmarking tools isolate the key areas for process improvement allowing organizations to implement changes and reduce future readmissions.

Transparency Solutions – Our Transparency solutions allow healthcare organizations to share a picture of their organization and ensure that timely and relevant content informs better consumer decision-making. Our Star Ratings solution enables clients to publish a five-star rating metric and verified patient feedback derived from actual patient survey data to complement their online physician information. Sharing this feedback not only results in better-informed consumer decision-making but also has the ability to drive new patient acquisition and grow online physician reputation. Our Reputation Monitoring solution alerts clients to ratings and reviews on third-party websites and provides workflows for response and service recovery. These solutions raise physician awareness of survey results and provide access to improvement resources and educational development opportunities designed to improve the way care is delivered.

The Governance Institute

Our Governance solutions, branded as The Governance Institute (“TGI”), serves not-for-profit health system boards of directors, executives, and physician leadership. TGI’s subscription-based, value-driven membership services are provided through national conferences, publications, advisory services, and an online portal designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their board governance, strategic planning, medical leadership, management performance and customer loyalty. TGI also conducts research studies and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare system boards across the country. TGI thought leadership helps our client board members and executives inform and guide their organization’s strategic priorities in alignment with the rapidly changing healthcare market.

For additional information on our operating segment and our revenue and assets by geographic area, see Note 13, “Segment Information,” to our consolidated financial statements.

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

Increasing contract value with existing clients. Approximately 32% of our existing clients purchase more than one of our solutions. Our sales organization actively identifies and pursues cross-sell opportunities for clients to add additional solutions in order to accelerate our growth. Organic contract value growth is also realized by the increased scope of solution adoption as the size of client organizations increase from market expansion and consolidation.

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

Pursue strategic acquisitions and investments. We have historically complemented our organic growth with strategic acquisitions, having completed eight such transactions over the past nineteen years. These transactions have added new capabilities and access to market segments that are adjacent and complementary to our existing solutions and market segments. We believe that additional strategic acquisition and/or investment opportunities will exist from time to time to complement our organic growth by further expanding our service capabilities, technology offerings and end markets.

We generate the majority of our revenue from the renewal of subscription-based client service agreements, supplemented by sales of additional solutions to existing clients and the addition of new clients. Our sales activities are carried out by our direct sales organization staffed with professional, trained sales associates.

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

Competition

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement tools, and with relatively small specialty research firms which provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and several other organizations that we believe have less annual revenue than us. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments such as healthcare software or information systems.

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

We believe that our competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers, payers and other healthcare organizations. Our history is based on capturing the voice of the consumer in healthcare markets. Our solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. This foundation has been enhanced through our digital platform offering that provides the delivery of data and insights on a real time basis to understand what matters most to each individual. Based on our more than 40 years of experience, we are able to deliver unique and relevant healthcare domain expertise to the clients we serve.

Established client base of leading healthcare organizations. Our client portfolio encompasses a majority of the leading healthcare systems across the United States. Over 275 of the top 400 healthcare systems based on net patient revenue are currently using one or more of our solutions. Our client base provides a unique network effect to share best practices among existing clients and to attract new clients. Our existing client base also provides a significant organic growth opportunity to upsell and cross sell additional solutions.

Highly scalable and visible revenue model. Our solutions are offered primarily through fixed price, subscription-based service agreements. The solutions we provide are also recurring in nature, which enables an ongoing relationship with our clients and favorable retention. This combination of subscription-based revenue, a base of ongoing client renewals and automated platforms creates a highly visible and scalable revenue model.

Comprehensive portfolio of solutions. We offer a portfolio of solutions that provide insights across the patient journey, which is unique in the healthcare industry. Our solutions enable the collection of data and insights from individuals prior to receiving care and then throughout their care journey from first encounter to after completion of their care. The data and insights provided through our solutions enable our clients to better understand what matters most to each person they serve to meet expectations and increase customer loyalty.

Exclusive focus on healthcare. We focus exclusively on healthcare and serving the unique needs of healthcare organizations across the continuum, which we believe gives us a distinct competitive advantage compared to other survey and analytics software providers. Our value proposition incorporates the benefits to clients derived from our deep subject matter expertise that has been built from helping healthcare organizations over the past 40 years. Our platform includes features and capabilities built specifically for healthcare providers, including a library of performance improvement content which can be tailored to the provider based on their specific customer feedback profile.

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer and President, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Our Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. Jona Raasch has served as our Chief Operating Officer for most of the last 30 years and as Chief Executive Officer of the Governance Institute for more than 15 years.  Helen Hrdy was appointed as our Chief Growth Officer in 2020.  Prior to this position Ms. Hrdy served as our Senior Vice President, Customer Success, for eight years.

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

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $4.1 trillion in 2020, or $12,530 per person. In total, health spending accounted for 19.7% of the nation’s Gross Domestic Product in 2020. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

We believe that our current portfolio of solutions is uniquely aligned to address these healthcare market trends and related business opportunity. We provide tools and solutions to capture, interpret and improve the CAHPS data required by CMS as well as real time feedback that enables clients to better understand what matters most to people at key moments in their relationship with a health organization. Our solutions enable our clients to both satisfy patient survey compliance requirements and design experiences to build loyalty and improve the wellbeing of the people and communities they care for.

Human Capital

As of December 31, 2021, we employed a total of 511 associates, 10 of those were employed in Canada. None of our associates are represented by a collective bargaining unit. As a result of the COVID-19 pandemic, the majority of our associates are working remotely with very successful results. We attract a passionate team of associates who care deeply about making a difference in advancing “Human Understanding” in healthcare. We consider our relationships with our associates to be good.

We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, genetic information, ancestry, veteran status, or disability. We are an equal opportunity employer committed to inclusion and diversity.

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

Risks Related to our Business

We could be negatively impacted by the Coronavirus or “COVID-19” outbreak or other similar outbreaks.

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways. Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. Although the impact on our healthcare clients has varied, many of our clients have experienced decreased revenues, contracting margins, and cash losses.  Some clients’ cost reducing measures have included and could continue to include reducing or eliminating the services they purchase from us. While these circumstances did not significantly impact our financial position or results of operations in 2020 and 2021, the negative impact could continue to increase.

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

At NRC, the vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We have made our facilities available for associates to return to work effective July 1, 2021 at their discretion. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we had placed a temporary hold on all company related travel. We modified our travel policy and limited travel did resume in the third quarter of 2021. To date, we are still capable of providing our services without interruption and without significant changes to our internal control over financial reporting. However, we may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify. For these and other reasons, the outbreak and associated responses could negatively affect our business, and the impact could be material.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

We depend on contract renewals, including retention of key clients, for a large share of our revenue and our operating results could be adversely affected.

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients collectively accounted for 14%, 14%, and 16% of our total revenue in 2021, 2020, and 2019, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have lower annual revenue than us. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

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

A majority of our common stock and voting power was historically owned and/or held by Michael D. Hays, our Chief Executive Officer and President. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to trusts for the benefit of his family. Currently, the principal holders of shares previously owned by Mr. Hays are the Common Property Trust and the Amandla MK Trust (collectively the “Trusts”).

As of February 25, 2022, approximately 42.6% of our outstanding common stock was owned by the Trusts and approximately 52.4% of our outstanding common stock was held by the Trusts and other entities owned or controlled by members of Mr. Hays’ family. As a result, the Trusts and these other entities have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts and these other entities.

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

Any of these factors, among others, may result in changes in the trading volume and/or market price of our common stock. Following periods of volatility in the market price of securities, shareholders have often filed securities class-action lawsuits. Our involvement in a class-action lawsuit would result in substantial legal fees and divert our senior management’s attention from operating our business, which could harm our business and net income.

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

Like many other companies, we experienced higher attrition rates in 2021. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.

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

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet have been used for operations. Our credit facilities are secured by this property and our other assets. We are currently renovating the building and expect renovations to complete in early 2023. In February 2021, we began leasing 19,300 square feet of space in Lincoln, Nebraska for our survey programming, printing and distribution previously housed at our headquarters.

We are leasing 4,000 square feet of office space in Markham, Ontario, 6,500 square feet of office space in Atlanta, Georgia, 1,000 square feet of office space in Bethel, Connecticut and 100 square feet of office space in Nashville, Tennessee as a month-to month lease. We are also subleasing as a sublessor 4,300 square feet of office space in Seattle, Washington. In January 2022, the leased space in Atlanta, Georgia will be reduced to a 300 square feet month-to-month lease. Due to our decision to close the Canadian office, the Markham, Ontario lease will also be terminated in late 2022.

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

Currently we have one class of outstanding capital stock, which is our Common Stock, par value $.001 per share (“Common Stock”). Our Common Stock trades on the NASDAQ Global Select Market under the symbol “NRC”.

Cash dividends in the aggregate amount of $12.2 million were declared in 2021 with $9.2 million paid in 2021 and the remaining $3.0 million paid in January 2022. Cash dividends in the aggregate amount of $5.3 million were declared and paid in 2020. Cash dividends in the aggregate amount of $19.4 million were declared in 2019 with $14.2 million paid in 2019 and the remaining $5.2 million paid in January 2020. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 16, 2022, there were approximately 11 shareholders of record and approximately 11,814 beneficial owners of our Common Stock.

Our Board of Directors has authorized a stock repurchase program that initially provided for the repurchase of up to 2,250,000 shares of our Common Stock.

The table below summarizes repurchases of Common Stock during the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

Oct 1 – Oct 31, 2021	--		--	--	280,491
Nov 1 – Nov 30, 2021	24,298		41.48	24,298	256,193
Dec 1 – Dec 31, 2021	94,846	(2)	41.53	87,250	168,943

(1)Shares were repurchased pursuant to a repurchase plan originally announced on February 14, 2006. The repurchase plan was subsequently amended to permit the repurchase of up to 2,250,000 shares of Common Stock.

(2)Includes 7,596 shares of Common Stock that were owned by an associate and surrendered to us as payment of the exercise price for, and to satisfy tax withholding obligations in connection with, the exercise of stock options.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our Common Stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on December 31, 2016, and our relative performance is tracked through December 31, 2021.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/16	12/17	12/18	12/19	12/20	12/21

National Research Corporation Common Stock (1)	100.00	199.11	209.79	368.11	239.77	235.38
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39

(1)Prior to a recapitalization that took place in 2018, our Common Stock was referred to as Class A Common Stock.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of significant factors relevant to our financial performance and condition. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

Our purpose is to establish human understanding by enabling our clients to understand what matters most to each person they serve. We are a leading provider of analytics and insights that facilitate measurement and improvement of patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways. Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, the vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We have made our facilities available for associates to return to work effective July 1, 2021 at their discretion. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we had placed a temporary hold on all company related travel. We modified our travel policy and limited travel did resume in the third quarter of 2021. The duration and severity of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time. Like many other companies, we experienced higher attrition rates in 2021. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations. We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

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

Revenue Recognition

We derive a majority of our revenue from annually renewable subscription-based service agreements with our customers. Such agreements are generally cancelable on short or no notice without penalty.  We also derive revenue from fixed, non-subscription arrangements.  Our revenue recognition policy requires management to estimate, among other factors, the future contract consideration we expect to receive under variable consideration subscription arrangements as well as future total estimated contract costs over the contract term with respect to fixed, non-subscription arrangements. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ from the reported revenue.  See Notes 1 and 3 to our consolidated financial statements for a description of our revenue recognition policies.

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment with other long-lived assets in the related asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  This review requires management to assess qualitative factors to determine whether an impairment may have occurred, which inherently involves management’s judgment.  This assessment also requires a determination of the fair value of the asset, which often includes several significant estimates and assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment of goodwill or other intangible assets.  See Notes 1 and 6 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods.

In March 2021, we changed our operating segments from six to one to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. In connection with the revision to our operating segments, we performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2021.

Key Financial Metrics and Results of Operations

The following table sets forth, for the periods indicated, selected financial information derived from our consolidated financial statements and the percentage change in such items versus the prior comparable period, as well as other key financial metrics. The discussion that follows the information should be read in conjunction with our consolidated financial statements.

Due to changes in our corporate reporting structure in 2021, certain associates moved between departments. As a result, the related salaries and benefits and company incentive expenses are included in Selling, general and administrative expenses in the 2021 periods instead of Direct as in the 2020 periods. The total amount of the reclassified expenses approximates $1.9 million in 2021.

	(In thousands, except percentages) Year Ended December 31,			Percentage Increase (Decrease)
	2021	2020	2019	2021 over 2020	2020 over 2019
Revenue	$147,954	$133,277	$127,982	11.0	4.1
Direct expenses	52,350	49,187	46,435	6.4	5.9
Selling, general, and administrative	38,960	34,441	32,973	13.1	4.5
Depreciation, amortization and impairment	6,374	7,505	5,539	(15.1)	35.5
Operating income	50,270	42,677	43,035	17.8	(0.8)
Total other income (expense)	(1,649)	(1,210)	(2,516)	36.3	(51.9)
Provision for income taxes	11,155	4,207	8,113	165.2	(48.1)
Effective Tax Rate	22.9%	10.1%	20.0%	12.8	(9.9)

Operating margin	34.0%	32.0%	33.6%	2.0	(1.6)
Recurring Contact Value	$150,937	$145,079	$136,763	4.0	6.1
Cash provided by operating activities	46,344	40,636	40,917	14.0	(0.7)

Revenue. Revenue in 2021 increased compared to 2020, primarily due to new customer sales, as well as increases in sales to the existing client base. During 2020, we also experienced revenue reductions from COVID-19 as some clients reduced or eliminated services they purchased from us as cost reducing measures, which increased our revenue growth in 2021. We expect our revenue growth in 2022 to align more closely in relation to our recurring contract value growth.

Direct expenses. Direct expenses increased in 2021 compared to 2020 due to growth in volume-based data collection costs to support the growth in revenue partially offset by decreased postage, printing, and paper costs primarily resulting from increased use of digital survey methodologies. Conference expenses also increased due to additional conferences being held in 2021 compared to 2020 and shift to allow live or virtual attendance at conferences. Variable expenses as a percentage of revenue have leveled with changes in survey methodologies at 14.4% and 14.2% in 2021 and 2020, respectively. Fixed expenses increased primarily as a result of increased salary and benefit costs to attract and retain associates, contracted services and software and platform hosting expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2021 compared to 2020 primarily due to increases in salary and benefit costs to attract and retain associates, public company and other legal and accounting costs, contracted services, software and platform hosting expenses and other taxes due to a favorable tax ruling in 2020 reversing sales tax expense.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in 2021 compared to 2020 primarily due to additional depreciation and impairment expense in 2020 from shortening the estimated useful lives of certain building assets and a goodwill impairment adjustment for the Canadian reporting unit. This was partially offset by our transformation to a distributed workforce environment, which includes building renovation costs for our headquarters, as well as subleasing a remote office location at a discounted rate, which resulted in an ROU asset impairment in 2021.

Operating income and margin. Operating income and margin grew due to leveraging the revenue growth through the efficiencies inherent within our subscription model as well as the discipline in managing our cost structure.

Total other income (expense). Total other income (expense) increased in total net (expense) primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate partially offset by lower interest expense due to the declining balance on our term loan.

Provision for income taxes and effective tax rate. Provision for income taxes and effective tax rate grew in 2021 compared to 2020 primarily due to decreased tax benefits from the exercise and vesting of share-based compensation awards and higher state income taxes.

Recurring Contact Value. Recurring contract value grew as sales continued to exceed loss and downsells. Retention rates grew in 2021 compared to 2020, but sales declined due to the difficulties of selling to our clients during the COVID-19 pandemic as well as increased turnover within our sales force. Our recurring contract value growth declined in 2021 in comparison to 2020 due in part to our strategy to focus on growing our digital core solutions, and therefore, the decision was made to eliminate certain legacy offerings. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Cash provided by operating activities. Cash provided by operating activities grew mainly due to growth in cash collections on trades accounts receivable, change in income taxes receivable and payable, and growth in deferred revenue primarily due to timing of initial billings on new and renewal contracts.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases. We believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

As of December 31, 2021, our principal sources of liquidity included $54.4 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $6.5 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities grew mainly due to strong cash collections on trades accounts receivable, change in income taxes receivable and payable, decreases in deferred contract costs due to the changes in the costs to acquire new sales and growth in deferred revenue primarily due to timing of initial billings on new and renewal contracts. This was partially offset by decreased depreciation, amortization and impairment and increased accrued expenses, wages, and bonuses.

We had a working capital surplus of $33.3 million and $22.4 million on December 31, 2021 and 2020, respectively. The change was primarily due to increases in cash and cash equivalents and prepaid expenses, partially offset by increases in dividends payable, accrued expenses and deferred revenue. Dividends payable increased due to timing of declaration and payments of dividends. Prepaid expenses and accrued expenses increased due to timing of payment for services and supplies. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of acquisition consideration for our January 2021 acquisition of PatientWisdom and purchases of property and equipment including computer software and hardware, leasehold and building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to pay payroll tax withholdings related to share-based compensation, repurchase of shares for treasury, and to pay dividends on common stock. This was partially offset by the proceeds from the exercise of share-based awards.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends in the aggregate amount of $12.2 million were declared in 2021 with $9.2 million paid in 2021 and the remaining $3.0 million paid in January 2022.The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Acquisition Consideration

On January 4, 2021, we acquired substantially all assets and assumed certain liabilities of PatientWisdom, Inc., a company with a health engagement solution that will further our purpose of operationalizing human understanding through tangible and actionable insights. $3.0 million of the total $5.0 million all-cash consideration was paid at closing. We paid the remaining $2.0 million in January 2022. All payments were made with cash on hand.

Capital Expenditures

We paid cash of $5.5 million for capital expenditures in the year ended December 31, 2021. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters of $2.8 million and $1.8 million, respectively. Future costs related to our headquarters building renovations are estimated at $15 million and $7 million in 2022 and 2023, respectively.

Debt

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan has an outstanding balance of $26.6 million and is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.35% at December 31, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of December 31, 2021, and 2020, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are guaranteed by our subsidiary. As of December 31, 2021, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of December 31, 2021, we had fixed lease payments of $531,000 and $488,000 for operating and finance leases, respectively payable within 12 months. A summary of our operating and finance lease obligations as of December 31, 2021 can be found in Note 10, "Leases", to the Consolidated Financial Statements contained in this report.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.1 million as of December 31, 2021. See Note 7, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

As of December 31, 2021, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the Act”) was $182,000, which we expect to pay by the end of 2022.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program. We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. During 2021, we repurchased 111,548 shares of our Common Stock under this authorization for an aggregate of $4.6 million. As of December 31, 2021, the remaining number of shares of Common Stock that could be purchased under this authorization was 168,943 shares, which we expect to repurchase during 2022.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a description of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposures are changes in foreign currency exchange rates and interest rates.

Our Canadian subsidiary uses Canadian dollars as its functional currency. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. It translates its revenue and expenses at the average exchange rate during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. Foreign currency translation gains (losses) were $24,000, ($190,000), and $707,000 in 2021, 2020, and 2019, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income and amounted to $10,000, ($333,000), and ($483,000) in 2021, 2020, and 2019, respectively. The change is primarily the result of exchange rate fluctuation applied to an intercompany loan from our Canadian subsidiary which was paid off in September 2020. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar versus the Canadian dollar would impact our reported cash balance by approximately $648,000. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any currency exchange related derivative financial instruments. We do not expect any foreign currency exposure after the anticpated closure of our Canadian office by the end of 2022.

We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Line of Credit. Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2021, our fixed-rate Term Loan totaled $26.6 million. Based on a sensitivity analysis, a one percent per annum change in market interest rates as of December 31, 2021, would impact the estimated fair value of our fixed-rate Term Loan outstanding at December 31, 2021 by approximately $647,000.

Borrowings under our Line of Credit and Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day LIBOR plus 225 basis points. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $30.0 million and $15.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2021, or at any time during 2021. There were no borrowings outstanding under the Delayed Draw Term Note at December 31, 2021, or at any time during 2021. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the Line of Credit for 2021 indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows. We have not entered into any interest rate swaps or hedging transactions.

LIBOR is currently expected to be phased out beginning in 2021 through 2023. The one-week and two-month LIBOR rates were retired on December 31, 2021. The overnight, one-month, three-month, six-month and 12-month LIBOR rates are expected to be published through June 2023. We are required to pay interest on borrowings under our Line of Credit and Delayed Draw Term Loan at floating rates based on the one-month LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. Under the terms of our Credit Agreement with FNB, if LIBOR becomes unavailable during the term of the agreement, FNB may, in its discretion and in a manner consistent with market practice, designate a substitute index. We currently expect that the determination of interest under our Credit Agreement would be revised as to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that when LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR when it is phased out or transitioned.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2021 included $137.0 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

We identified the evaluation of the sufficiency of audit evidence over the key terms within new and modified subscription-based service agreements as a critical audit matter. Specifically, the nature and extent of procedures performed over the key terms within the new and modified subscription-based service agreements required subjective auditor judgment as recognition of revenue by the Company is dependent on the accuracy of the key terms within the related information technology (IT) application used to calculate revenue. The key terms within the new subscription-based service agreements included the description of service, transaction price, renewal price and contract term, and the key terms within the modified subscription-based service agreements were the transaction price and contract term.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the accuracy of key terms within the IT application, including the identification of key terms. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s subscription-based service revenue process, including controls related to the key terms within the new and modified subscription-based service agreements. We also tested certain internal controls over the accurate input of the underlying key terms of the subscription-based service agreement into the related IT application. For a sample of revenue transactions, we compared the key terms used in the revenue calculation to the underlying contract with the customer. We evaluated the sufficiency of audit evidence obtained over the key terms within new and modified subscription-based service agreements by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Lincoln, Nebraska

March 4, 2022

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$54,361	$34,690
Trade accounts receivable, less allowance for doubtful accounts of $94 and $120, respectively	13,728	13,923
Prepaid expenses	3,884	2,645
Income taxes receivable	752	1,235
Other current assets	982	1,619
Total current assets	73,707	54,112

Net property and equipment	12,391	11,726
Intangible assets, net	1,790	1,410
Goodwill	61,614	57,255
Operating lease right-of-use assets	975	1,308
Deferred contract costs, net	3,772	4,555
Deferred income taxes	14	--
Other	3,277	3,057

Total assets	$157,540	$133,423

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,278	$4,061
Accounts payable	1,943	1,095
Accrued wages and bonuses	7,139	6,460
Accrued expenses	5,450	3,184
Dividends payable	3,044	--
Deferred revenue	17,213	15,585
Other current liabilities	1,321	1,296
Total current liabilities	40,388	31,681

Notes payable, net of current portion and unamortized debt issuance costs	22,269	26,547
Deferred income taxes	7,002	7,265
Other long-term liabilities	2,544	3,615
Total liabilities	72,203	69,108

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	--	--
Common stock, $0.001 par value; authorized 110,000,000 shares in 2021 and 60,000,000 shares in 2020, issued 30,898,600 in 2021 and 30,775,154 in 2020, outstanding 25,361,409 in 2021 and 25,390,968 in 2020	31	31
Additional paid-in capital	173,942	171,785
Retained earnings (accumulated deficit)	(36,112)	(61,375)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,375)	(2,399)
Treasury stock, at cost; 5,537,191 Common shares in 2021 and 5,384,186 Common shares in 2020	(50,149)	(43,727)
Total shareholders’ equity	85,337	64,315

Total liabilities and shareholders’ equity	$157,540	$133,423

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2021	2020	2019

Revenue	$147,954	$133,277	$127,982

Insurance recoveries	--	533	--

Operating expenses:
Direct	52,350	49,187	46,435
Selling, general and administrative	38,960	34,441	32,973
Depreciation, amortization and impairment	6,374	7,505	5,539
Total operating expenses	97,684	91,133	84,947

Operating income	50,270	42,677	43,035

Other income (expense):
Interest income	14	18	37
Interest expense	(1,667)	(1,813)	(2,091)
Other, net	4	585	(462)

Total other income (expense)	(1,649)	(1,210)	(2,516)

Income before income taxes	48,621	41,467	40,519

Provision for income taxes	11,155	4,207	8,113

Net income	$37,466	$37,260	$32,406

Earnings per share of common stock:
Basic earnings per share	$1.47	$1.48	$1.30
Diluted earnings per share	$1.46	$1.45	$1.26

Weighted average shares and share equivalents outstanding
Basic	25,422	25,170	24,809
Diluted	25,640	25,696	25,653

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2021	2020	2019

Net income	$37,466	$37,260	$32,406

Other comprehensive income (loss):
Cumulative translation adjustment	$24	$(190)	$707
Other comprehensive income (loss)	$24	$(190)	$707

Comprehensive income	$37,490	$37,070	$33,113

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2018	$30	$157,312	$(106,339)	$(2,916)	$(29,004)	$19,083
Purchase of 87,203 shares of treasury stock	--	--	--	--	(4,722)	(4,722)
Issuance of 227,902 common shares for the exercise of stock options	--	3,618	--	--	--	3,618
Issuance of 6,005 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	1,224	--	--	--	1,224
Dividends declared of $0.78 per common share	--	--	(19,424)	--	--	(19,424)
Other comprehensive income, foreign currency translation adjustment	--	--	--	707	--	707
Net income	--	--	32,406	--	--	32,406
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 180,112 shares of treasury stock	--	--	--	--	(10,001)	(10,001)
Issuance of 630,373 common shares for the exercise of stock options	1	8,951	--	--	--	8,952
Forfeiture of 6,793 restricted common shares	--	--	--	--	--	--
Non-cash stock compensation expense	--	680	--	--	--	680
Dividends declared of $0.21 per common share	--	--	(5,278)	--	--	(5,278)
Other comprehensive loss, foreign currency translation adjustment	--	--	--	(190)	--	(190)
Net income	--	--	37,260	--	--	37,260
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 153,005 shares treasury stock	--	--	--	--	(6,422)	(6,422)
Issuance of 116,753 common shares for the exercise of stock options	--	1,534	--	--	--	1,534
Non-cash stock compensation expense	--	623	--	--	--	623
Dividends declared of $0.48 per common share	--	--	(12,203)	--	--	(12,203)
Other comprehensive income, foreign currency translation adjustment	--	--	--	24	--	24
Net income	--	--	37,466	--	--	37,466
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$37,466	$37,260	$32,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	6,374	7,505	5,539
Deferred income taxes	(277)	(134)	1,099
Reserve for uncertain tax positions	310	185	39
Gain on insurance recoveries for damaged property	--	(260)	--
Loss on disposal of property and equipment	7	12	(6)
Non-cash share-based compensation expense	623	680	1,224
Change in assets and liabilities:
Trade accounts receivable	343	(2,271)	311
Prepaid expenses and other current and long-term assets	(842)	(827)	(529)
Operating lease assets and liability, net	(34)	16	(8)
Deferred contract costs, net	783	(351)	(719)
Accounts payable	4	(247)	647
Accrued expenses, wages and bonuses	(285)	1,370	806
Income taxes receivable and payable	484	(1,529)	11
Deferred revenue	1,388	(773)	97
Net cash provided by operating activities	46,344	40,636	40,917

Cash flows from investing activities:
Purchases of property and equipment	(5,514)	(3,984)	(4,656)
Acquisition consideration	(3,000)	--	--
Insurance proceeds for damaged property	--	260	--
Net cash used in investing activities	(8,514)	(3,724)	(4,656)

Cash flows from financing activities:
Borrowings on line of credit	--	--	21,000
Payments on line of credit	--	--	(21,000)
Payments on notes payable	(4,093)	(3,568)	(3,715)
Payment of debt issuance costs	--	(36)	--
Payments on finance lease obligations	(493)	(332)	(229)
Proceeds from the exercise of stock options	446	1,734	--
Payment of payroll tax withholdings on share-based awards exercised	(721)	(2,784)	(1,103)
Repurchase of shares for treasury	(4,142)	--	--
Payment of dividends on common stock	(9,159)	(10,517)	(31,299)
Net cash used in financing activities	(18,162)	(15,503)	(36,346)

Effect of exchange rate changes on cash	3	(236)	611
Net increase (decrease) in cash and cash equivalents	19,671	21,173	526
Cash and cash equivalents at beginning of period	34,690	13,517	12,991
Cash and cash equivalents at end of period	$54,361	$34,690	$13,517

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,554	$1,735	$2,014
Income taxes	$10,644	$5,217	$6,946
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$40	$817	$192
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,088	$7,217	$3,618
Deferred acquisition consideration	$1,950	$--	$--

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract.  An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services.  We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $1.9 million, $3.7 million and $3.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. Deferred contract costs, net of accumulated amortization was $3.8 million and $4.6 million at December 31, 2021 and 2020, respectively. Total amortization by expense classification for the years ended December 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(In thousands)
Direct expenses	$157	$272	$34
Selling, general and administrative expenses	$2,494	$2,970	$2,874
Total amortization	$2,651	$3,242	$2,908

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $31,000, $63,000 and $22,000 for the years December 31, 2021, 2020 and 2019, respectively.

Trade Accounts Receivable

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2019	$175	$75	$106	$144
Year Ended December 31, 2020	$144	$46	$70	$120
Year Ended December 31, 2021	$120	$38	$64	$94

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $2.8 million and $2.7 million of costs incurred for the development of internal-use software for the years ended December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2021, 2020, or 2019.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangibles is less than their carrying amount, we calculate the fair value using a market or income approach. If the carrying value of intangible assets with indefinite lives exceeds their fair value, then the intangible assets are written-down to their fair values. We did not recognize any impairments related to indefinite-lived intangibles during 2021, 2020 or 2019.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. All of our goodwill is allocated to our reporting unit, which is the same as our operating segment. Goodwill is reviewed for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2021 and determined the fair value of our reporting unit likely exceeded the carrying value. No impairments were recorded during the years ended December 31, 2021 or 2019. A substantial portion of the revenue earned by our Canadian subsidiary is concentrated with one customer. While the customer has exercised its option to extend its existing contract to September 2022, during December 2020 we chose not to enter into a new contract with this customer or otherwise extend the term of the contract beyond September 2022. We subsequently announced that we would close the Canada office at the end of the contract.  As a result, we tested for impairment of the Canada reporting unit’s goodwill at December 31, 2020. We recognized an impairment of $714,000 for the excess of the then Canada reporting unit’s carrying value over the fair value, using discounted cash flows.

In March 2021, we changed our operating segments from six to one to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. In connection with this change, our previous reporting units were combined into one reporting unit. We performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2021.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2021, 2020, and 2019, we recorded income tax benefits relating to these tax credits of $10,000, $45,000, and $24,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

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

	2021	2020	2019
	(In thousands)
Amounts charged against income, before income tax benefit	$623	$680	$1,224
Amount of related income tax benefit	(919)	(6,764)	(2,081)
Net (benefit) expense to net income	$(296)	$(6,084)	$(857)

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6.3 million and $5.0 million as of December 31, 2021, and 2020, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

Leases

We determine whether a lease is included in an agreement at inception. We recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for our operating leases under which we are lessee. Operating lease ROU assets are included in operating lease right-of-use assets in our consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long-term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU asset and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2020 or 2019. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2021
Money Market Funds	$6,306	$--	$--	$6,306
Total Cash Equivalents	$6,306	$--	$--	$6,306

As of December 31, 2020
Money Market Funds	$5,015	$--	$--	$5,015
Total Cash Equivalents	$5,015	$--	$--	$5,015

There were no transfers between levels during the years ended December 31, 2021 and 2020.

Our long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2021	December 31, 2020
	(In thousands)
Total carrying amount of long-term debt	$26,620	$30,713
Estimated fair value of long-term debt	$27,708	$32,943

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of December 31, 2021 and 2020, there was no indication of impairment related to these assets, other than for the Canada reporting unit’s goodwill in December 2020 as discussed above. We estimated the fair value of the Canada reporting unit using discounted cash flows based on management’s most recent projections which are considered level 3 inputs in the fair value hierarchy.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2021 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We became self-insured for group medical and dental insurance on January 1, 2019.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance. We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance. In addition, we had aggregate claims loss coverage with a minimum aggregate deductible of $3.2 million and $2.8 million, in 2021 and 2020, respectively. We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2021 and 2020, our accrual related to self-insurance was $406,000 and $418,000, respectively.

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

We had 127,185, 65,127 and 16,221 options of Common Stock for the years ended December 31, 2021, 2020 and 2019, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2021	2020	2019
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$37,466	$37,260	$32,406
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(18)	(57)	(109)
Net income attributable to common shareholders	$37,448	$37,203	$32,297
Denominator for net income per share - basic:
Weighted average common shares outstanding – basic	25,422	25,170	24,809
Net income per share – basic	$1.47	$1.48	$1.30
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$37,448	$37,203	$32,297
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	25,422	25,170	24,809
Weighted average effect of dilutive securities – stock options	218	526	844
Denominator for diluted earnings per share – adjusted weighted average shares	25,640	25,696	25,653
Net income per share – diluted	$1.46	$1.45	$1.26

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We expect to apply the optional expedient for contract modification to account for the change in the reference rate on impacted credit facilities prospectively by adjusting the effective interest rate.

In October 2021, FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendment requires an acquirer in a business combination apply Topic 606 to recognize and measure contract assets in revenue contracts acquired in a business combination rather than fair value. The amendment is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the timing and the impact of adopting this new guidance on our consolidated financial statements.

(2)	ACQUISITION

On January 4, 2021, we acquired substantially all assets and assumed certain liabilities of PatientWisdom, Inc., a company with a health engagement solution that will further our purpose of operationalizing human understanding through tangible and actionable insights. $3.0 million of the total $5.0 million all-cash consideration was paid at closing. We paid the remaining $2.0 million in January 2022. All payments were made with cash on hand. The acquisition was accounted for as a business combination, using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2021. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $119,000 are included in selling, general and administrative expenses for the year ended December 31, 2021.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2021, 2020 and 2019 based on timing of revenue recognition (In thousands):

	2021	2020	2019
Subscription services recognized ratably over time	$137,008	$122,499	$114,216
Services recognized at a point in time	3,216	2,932	4,992
Fixed, non-subscription recognized over time	3,065	2,907	3,248
Unit price services recognized over time	4,665	4,939	5,526
Total revenue	$147,954	$133,277	$127,982

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	December 31, 2021	December 31, 2020
Accounts receivables	$13,728	$13,923
Contract assets included in other current assets	$99	$311
Deferred revenue	$(17,213)	$(15,585)

Significant changes in contract assets and contract liabilities during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,631)	$-	$(16,083)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,694	-	15,338
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(311)	-	(103)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	326	-	(24)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	99	-	311	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2021 approximated $2.9 million of which $1.3 million, $1.1 million, and $587,000 is expected to be recognized during 2022, 2023, and 2024, respectively.

(4)	Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply either cost or equity method of accounting depending on the nature of our investment and our ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. Our investment of $1.3 million in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”) is included in non-current assets. It is not practicable for us to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. Therefore, it is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. We have a seat on PX's board of directors and our investment, which is not considered to be in-substance common stock, represents approximately 15.1% of the issued and outstanding equity interests in PX.

(5)	Property and Equipment

At December 31, 2021, and 2020, property and equipment consisted of the following:

	2021	2020
	(In thousands)
Furniture and equipment	$4,901	$4,808
Computer equipment	2,672	2,638
Computer software	27,828	27,087
Building	9,271	7,515
Leaseholds	502	232
Land	425	425
Property and equipment at cost	45,599	42,705
Less accumulated depreciation and amortization	33,208	30,979
Net property and equipment	$12,391	$11,726

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2021, 2020, and 2019 was $5.7 million, $6.5 million, and $5.4 million, respectively. There were no significant impairments in property and equipment during 2021, 2020, and 2019. However, we did shorten the useful lives of certain assets to reflect our best estimate of when assets are expected to be disposed of or replaced.

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,445	9,325	120
Technology	7			1,959	1,480	479
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,976	12,377	599
Total intangible assets other than goodwill				$14,167	$12,377	$1,790

Goodwill and intangible assets consisted of the following at December 31, 2020:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$57,969	$(714)	$57,255

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,344	9,256	88
Technology	7			1,360	1,229	131
Trade names	5	-	10	1,572	1,572	--
Total amortizing intangible assets				12,276	12,057	219
Total intangible assets other than goodwill				$13,467	$12,057	$1,410

The following represents a summary of changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$57,935
Impairment	(714)
Foreign currency translation	34
Balance as of December 31, 2020	$57,255
Goodwill acquired	4,340
Foreign currency translation	19
Balance at December 31, 2021	$61,614

As discussed in Note 1, we recorded an impairment of $714,000 to the Canada reporting unit’s goodwill in December 2020.

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2021, 2020 and 2019 was $320,000, $318,000, and $374,000, respectively. Estimated future amortization expense for 2022, 2023, 2024 and 2025 is $180,000, $140,000, $140,000 and $139,000, respectively.

(7)	Income Taxes

For the years ended December 31, 2021, 2020, and 2019, income before income taxes consists of the following:

	2021	2020	2019
	(In thousands)
U.S. Operations	$48,145	$41,357	$40,045
Foreign Operations	476	110	474
Income before income taxes	$48,621	$41,467	$40,519

Income tax expense consisted of the following components:

	2021	2020	2019
	(In thousands)
Federal:
Current	$9,092	$3,546	$5,574
Deferred	(224)	(308)	718
Total	$8,868	$3,238	$6,292

Foreign:
Current	$143	$225	$94
Deferred	(17)	(6)	33
Total	$126	$219	$127

State:
Current	$2,197	$578	$1,322
Deferred	(36)	172	372
Total	$2,161	$750	$1,694

Total	$11,155	$4,207	$8,113

As a result of the Tax Cut and Jobs Act (the “Tax Act”), we determined that we would no longer indefinitely reinvest the earnings of our Canadian subsidiary. Our Canadian subsidiary declared a deemed dividend to the Company for $9.6 million in 2020. Additionally, a withholding tax of 5% was paid for the dividend distribution.

We received notice in December 2019, that we met qualification requirements for the Nebraska Advantage LB312 Act (“NAA”) related to certain investment and full-time equivalent employee thresholds in the year ended 2017. NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. We expect to receive direct refunds of Nebraska sales tax on qualified property incurred from 2014 to 2023. Investment credits started to accumulate in 2014 and can be earned through 2023. These credits can be claimed against Nebraska income taxes or through sales tax on non-qualified property through 2028. The employment credits are earned from 2017 through 2023, and they can be claimed against Nebraska payroll taxes through 2028. In 2019, we recorded cumulative adjustments for direct refunds and credits earned through the year ending December 31, 2019, which reduced operating expenses by approximately $1.9 million. For the year ended December 31, 2021 and 2020, adjustments for credits reduced operating expenses by approximately $473,000 and $435,000, respectively. In addition, income tax credits of $10,000, $45,000 and $24,000 were recorded as a reduction to income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax (benefit) expense are summarized as follows:

	2021	2020	2019
	(In thousands)
Expected federal income taxes	$10,210	$8,708	$8,509
Foreign tax rate differential	26	6	26
State income taxes, net of federal benefit and state tax credits	1,531	607	1,344
Share-based compensation	(660)	(5,713)	(1,579)
Compensation limit for covered employees	--	463	--
Federal tax credits	(272)	(261)	(419)
Uncertain tax positions	254	157	34
Nondeductible expenses (income) related to recapitalization	--	--	(24)
Goodwill Impairment	--	184	--
Withholding tax on repatriation of foreign earnings	8	18	107
GILTI	--	10	13
Other	58	28	102
	$11,155	$4,207	$8,113

Deferred tax assets and liabilities at December 31, 2021 and 2020, were comprised of the following:

	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$24	$29
Accrued expenses	687	696
Share-based compensation	740	735
Accrued bonuses	267	145
Employer payroll tax deferral	200	323
Uncertain tax positions	161	104
Other	66	11
Gross deferred tax assets	2,145	2,043
Less valuation allowance	--	--
Deferred tax assets	2,145	2,043
Deferred tax liabilities:
Prepaid expenses	89	93
Deferred contract costs	945	1,111
Property and equipment	1,579	1,725
Intangible assets	6,338	6,109
Repatriation withholding	182	174
Other	--	96
Deferred tax liabilities	9,133	9,308
Net deferred tax liabilities	$(6,988)	$(7,265)

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we had deferred $1.3 million of employer social security tax payments as of December 31, 2020. In accordance with the CARES Act, we paid half of this liability in December 2021, and we expect to pay the remaining $656,000 in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

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

We had an unrecognized tax benefit at December 31, 2021 and 2020, of $1.1 million and $768,000, respectively, excluding interest of $19,000 and $15,000 at December 31, 2021 and 2020, respectively. Of these amounts, $918,000 and $668,000 at December 31, 2021 and 2020, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2021 and 2020 was as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2019	$592
Reductions due to lapse of applicable statute of limitations	(34)
Reductions due to tax positions of prior years	4
Reductions due to settlement with taxing authorities	--
Additions based on tax positions related to the current year	206
Balance of unrecognized tax benefits at December 31, 2020	$768
Reductions due to lapse of applicable statute of limitations	(38)
Additions due to tax positions of prior years	--
Reductions due to settlement with taxing authorities	--
Additions based on tax positions related to the current year	345
Balance of unrecognized tax benefits at December 31, 2021	$1,075

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada federal and provincial jurisdictions. Tax years 2018 and forward remain subject to U.S. federal examination. Tax years 2015 and forward remain subject to state examination. Tax years 2017 and forward remain subject to Canadian federal and provincial examination.

(8)	Notes Payable

Our long-term debt consists of the following:

	2021	2020
	(In thousands)
Term Loans	$26,620	$30,713
Less: current portion	(4,278)	(4,061)
Less: unamortized debt issuance costs	(73)	(105)
Notes payable, net of current portion	$22,269	$26,547

Our credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on May 28, 2020 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $33,002,069 term loan (the “Term Loan”) and (iii) a $15,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). The Delayed Draw Term Loan may be used to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit can be used to fund ongoing working capital needs and for other general corporate purposes. The May 2020 amendment increased the Line of Credit from $15,000,000 to $30,000,000.

The Term Loan is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%. Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.35% at December 31, 2021). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of December 31, 2021, and December 31, 2020, the Line of Credit did not have a balance. We did not borrow on the Line of Credit during 2021. We have not borrowed on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of December 31, 2021, we were in compliance with our financial covenants.

Scheduled maturities of notes payable at December 31, 2021 are as follows:

2022	$4,306
2023	4,529
2024	4,762
2025	13,023

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2021, there were 780,330 shares of Common Stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,219,670 shares of Common Stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2021, there were 806,537 shares of Common Stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 993,463 shares of Common Stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2021, 2020 and 2019, we granted options to purchase 101,091, 70,471, and 100,615 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2021	2020	2019
Expected dividend yield at date of grant	2.15%	1.84%	2.60%
Expected stock price volatility	34.85%	33.62%	34.01%
Risk-free interest rate	0.91%	1.35%	2.38%
Expected life of options (in years)	7.01	7.39	7.46

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

The following table summarizes stock option activity under 2006 Equity Incentive Plan and the 2004 Director Plan for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock
Outstanding at December 31, 2020	600,571	$25.31
Granted	101,091	$44.96
Exercised	(116,753)	$13.14		$3,535
Expired	(22,837)	9.74
Forfeited	(84,432)	$38.38
Outstanding at December 31, 2021	477,640	$30.88	5.97	$6,337
Exercisable at December 31, 2021	249,488	$23.99	4.82	$4,805

The following table summarizes information related to stock options for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Weighted average grant date fair value of stock options granted	$12.55	$18.67	$11.99
Intrinsic value of stock options exercised (in thousands)	$3,535	$25,912	$8,280
Intrinsic value of stock options vested (in thousands)	$4,805	$1,965	$1,891

As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million which was expected to be recognized over a weighted average period of 2.37 years.

There was $446,000 and $1.7 million in cash received from stock options exercised for the years ended December 31, 2021 and 2020, respectively and no cash received from options exercised in 2019. We recognized $607,000, $680,000, and $934,000 of non-cash compensation for the years ended December 31, 2021, 2020, and 2019, respectively, related to options, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $862,000, $6.3 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During 2021 and 2019 we granted 12,698 and 6,005 non-vested shares of Common Stock, respectively, under the 2006 Equity Incentive Plan. No shares of non-vested Common Stock were granted during the year ended December 31, 2020. As of December 31, 2021, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $17,000, $23,000, and $290,000 of non-cash compensation for the years ended December 31, 2021, 2020, and 2019, respectively, related to this non-vested stock, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $235,000 for the year ended December 31, 2020. No restricted stock vested during the year end December 31, 2021 and 2019.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2021:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	6,005	$38.30
Granted	12,698	$42.92
Vested	--	$--
Forfeited	(6,005)	$38.30
Outstanding at December 31, 2021	12,698	$42.92

As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock awards was approximately $436,000 and is expected to be recognized over a weighted average period of 4.00 years.

(10)	Leases

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2021 range from less than one year to 4.93 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 included (in thousands):

	2021	2020	2019
Operating leases	$669	$600	$781
Finance leases:
Asset amortization	489	355	252
Interest on lease liabilities	34	37	39
Variable lease cost	99	62	86
Short-term lease cost	59	42	42
Sublease income	(81)	--	--
Total net lease cost	$1,269	$1,096	$1,200

In 2020, we adjusted the useful life of the operating right of use assts associated with our Atlanta, Georgia and Markham, Ontario office leases based on the expectation that we will vacate the office space before the end of the lease term.

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2021	December 31, 2020
Operating leases:
Operating ROU assets	$975	$1,308

Current operating lease liabilities	493	461
Noncurrent operating lease liabilities	820	896
Total operating lease liabilities	$1,313	$1,357

	December 31, 2021	December 31, 2020
Finance leases:
Furniture and equipment	$1,042	$1,014
Computer Equipment	659	662
Computer Software	207	207
Property and equipment under finance lease, gross	1,908	1,883
Less accumulated amortization	(1,074)	(605)
Property and equipment under finance lease, net	$834	$1,278

Current obligations of finance leases	$470	$493
Noncurrent obligations of finance leases	348	778
Total finance lease liabilities	$818	$1,271

Weighted average remaining lease term (in years):
Operating leases	2.80	3.68
Finance leases	1.93	2.69

Weighted average discount rate:
Operating leases	3.85%	4.40%
Finance leases	3.42%	3.38%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$680	$596	$789
Operating cash flows from finance leases	34	36	38
Financing cash flows from finance leases	493	332	229

ROU assets obtained in exchange for operating lease liabilities	560	276	16
ROU assets obtained in exchange for finance lease liabilities	40	817	192

Undiscounted payments under non-cancelable finance and operating leases at December 31, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases
2022	$488	$531
2023	315	513
2024	23	227
2025	10	118
2026	10	--
Thereafter	--	--
Total minimum lease payments	846	1,389
Less: Amount representing interest	(28)	(76)
Present value of minimum lease payments	818	1,313
Current portion	(470)	(493)
Lease obligations, net of current portion	$348	$820

Undiscounted cash receipts due under the sublease agreement at December 31, 2021 are as follows (in thousands):

Operating Lease
2022	$118
2023	122
2024	127
2025	65
Total minimum lease receipts	$432

(11)	Related Party

A director who began serving on our board in May 2021, served as chief executive officer of Allina Health during 2021, a not-for-profit healthcare system. In connection with its routine business operations, Allina Health purchases certain of our products and services. Total revenue we earned from Allina Health in year ended December 31, 2021 approximated $1.7 million.

A director, who served on our board through October 2021, also served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) until January 2020 and continued to serve on the board of directors of Ameritas until October 2021. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $278,000, $248,000, and $242,000 in 2021, 2020, and 2019 respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. Total payments for these services totaled $1.1 million in 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2021, 2020, and 2019 was $35,000, $294,000, and $578,000, respectively. We no longer earn revenue under this agreement after June 30, 2021 due to termination of the reseller agreement.

(12)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $531,000, $521,000, and $447,000 in 2021, 2020, and 2019, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Segment Information

In March 2021, we changed our operating segments from six to one to reflect a change in corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker.

The table below presents entity-wide information regarding our revenue and assets by geographic area (in thousands):

	2021	2020	2019
Revenue:
United States	$144,987	$130,305	$124,369
Canada	2,967	2,972	3,613
Total	$147,954	$133,277	$127,982
Long-lived assets:
United States	$83,722	$77,448	$78,906
Canada	111	1,863	2,622
Total	$83,833	$79,311	$81,528
Total assets:
United States	$153,879	$128,319	$95,668
Canada	3,661	5,104	15,017
Total	$157,540	$133,423	$110,685

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have no other information to report pursuant to this item.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors, executive officers and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees”, “Information About Our Executive Officers” and “Delinquent Section 16(a) Reports,” respectively, in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (“Proxy Statement”) and is hereby incorporated herein by reference. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Compensation Discussion and Analysis,” “2021 Summary Compensation Table,” “Grants of Plan-Based Awards in 2021,” “Outstanding Equity Awards at December 31, 2021,” “2021 Director Compensation,” “Compensation Committee Report,” “Corporate Governance-Transactions with Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	477,640	$30.88	1,586,867	(2)
Equity compensation plans not approved by security holders	--	--	--
Total	477,640	$30.88	1,586,867

(1)	Includes our 2006 Equity Incentive Plan and 2004 Director Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 325,181 additional shares of restricted Common Stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 806,537 shares of Common Stock as of December 31, 2021. The Director Plan provides for granting options for 3,000,000 shares of Common Stock. Option awards through December 31, 2021 totaled 2,196,833 shares of Common Stock.

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

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.3)**	Description of the Securities of the Registrant.

(10.1)

Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

(10.2)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.3)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.4)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.15 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.5)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

Exhibit Number	Exhibit Description

(10.6)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and filed on November 5, 2021 (File No. 001-35929)]

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

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2022.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	March 4, 2022
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 4, 2022
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 4, 2022
Donald M. Berwick

/s/ John N. Nunnelly	Director	March 4, 2022
John N. Nunnelly

/s/ Penny A. Wheeler	Director	March 4, 2022
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	March 4, 2022
Stephen H. Lockhart