Form 10-Q
period 2022-03-31
NATIONAL RESEARCH CORP
filed 2022-05-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Common Stock, $.001 par value, outstanding as of April 22, 2022: 25,194,447

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2022

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimate” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the source of funds for future payments of deferred purchase price obligations and other cash expenses, the future phase out of LIBOR and applicable replacement benchmark rates and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,290	$54,361
Trade accounts receivable, less allowance for doubtful accounts of $69 and $94, respectively	15,910	13,728
Prepaid expenses	4,477	3,884
Income taxes receivable	93	752
Other current assets	1,151	982
Total current assets	68,921	73,707

Net property and equipment	12,853	12,391
Intangible assets, net	1,743	1,790
Goodwill	61,614	61,614
Deferred contract costs, net	3,498	3,772
Deferred income taxes	17	14
Operating lease right-of-use assets	914	975
Other	3,594	3,277
Total assets	$153,154	$157,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,333	$4,278
Accounts payable	1,134	1,943
Accrued wages and bonuses	5,935	7,139
Accrued expenses	3,541	5,450
Dividends payable	6,047	3,044
Income taxes payable	2,556	-
Deferred revenue	16,693	17,213
Other current liabilities	1,330	1,321
Total current liabilities	41,569	40,388

Notes payable, net of current portion and unamortized debt issuance costs	21,161	22,269
Deferred income taxes	6,507	7,002
Other long-term liabilities	2,431	2,544
Total liabilities	71,668	72,203

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,898,600 in 2022 and 2021, outstanding 25,194,447 in 2022 and 25,361,409 in 2021	31	31
Additional paid-in capital	174,227	173,942
Retained earnings (accumulated deficit)	(33,620)	(36,112)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,324)	(2,375)
Treasury stock, at cost; 5,704,153 and 5,537,191 Common shares in 2022 and 2021, respectively	(56,828)	(50,149)
Total shareholders’ equity	81,486	85,337
Total liabilities and shareholders’ equity	$153,154	$157,540

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2022	2021

Revenue	$38,441	$35,464

Operating expenses:
Direct	14,779	11,940
Selling, general and administrative	10,649	9,520
Depreciation, amortization and impairment	1,316	1,984
Total operating expenses	26,744	23,444

Operating income	11,697	12,020

Other income (expense):
Interest income	5	3
Interest expense	(317)	(432)
Other, net	48	21

Total other income (expense)	(264)	(408)

Income before income taxes	11,433	11,612

Income tax provision	2,894	2,380

Net income	$8,539	$9,232

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.34	$0.36
Diluted Earnings Per Share	$0.34	$0.36

Weighted average shares and share equivalents outstanding:
Basic	25,251	25,414
Diluted	25,390	25,668

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2022	2021

Net income	$8,539	$9,232
Other comprehensive income:
Foreign currency translation adjustment	$51	$56
Other comprehensive income	$51	$56

Comprehensive income	$8,590	$9,288

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 166,962 shares treasury stock	-	-	-	-	(6,679)	(6,679)
Non-cash stock compensation expense	-	285	-	-	-	285
Dividends declared of $0.24 per common share	-	-	(6,047)	-	-	(6,047)
Other comprehensive income, foreign currency translation adjustment	-	-	-	51	-	51
Net income	-	-	8,539	-	-	8,539
Balances at March 31, 2022	$31	$174,227	$(33,620)	$(2,324)	$(56,828)	$81,486

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	-	-	-	-	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	-	911	-	-	-	911
Non-cash stock compensation expense	-	(54)	-	-	-	(54)
Other comprehensive income, foreign currency translation adjustment	-	-	-	56	-	56
Net income	-	-	9,232	-	-	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,539	$9,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,316	1,984
Deferred income taxes	(498)	140
Reserve for uncertain tax positions	100	67
Non-cash share-based compensation expense	285	(54)
Net changes in assets and liabilities:
Trade accounts receivable	(2,164)	(209)
Prepaid expenses and other current assets	(989)	(306)
Deferred contract costs, net	274	(278)
Operating lease assets and liabilities, net	(4)	39
Accounts payable	(485)	(264)
Accrued expenses, wages and bonuses	(777)	142
Income taxes receivable and payable	3,215	2,130
Deferred revenue	(522)	1,785
Net cash provided by operating activities	8,290	14,408

Cash flows from investing activities:
Purchases of property and equipment	(2,542)	(1,238)
Acquisition consideration	-	(3,000)
Net cash used in investing activities	(2,542)	(4,238)

Cash flows from financing activities:
Payments on notes payable	(1,060)	(1,009)
Payments on finance lease obligations	(125)	(122)
Proceeds from the exercise of share-based awards	-	162
Payment of employee payroll tax withholdings on share-based awards exercised	-	(460)
Repurchase of shares for treasury	(6,679)	-
Payments of deferred acquisition consideration	(1,950)	-
Payment of dividends on common stock	(3,044)	-
Net cash used in financing activities	(12,858)	(1,429)

Effect of exchange rate changes on cash and cash equivalents	39	23
Change in cash and cash equivalents	(7,071)	8,764
Cash and cash equivalents at beginning of period	54,361	34,690
Cash and cash equivalents at end of period	$47,290	$43,454

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$352	$403
Income taxes	$75	$41
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	$749
Deferred acquisition consideration	$-	$1,950

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our condensed consolidated balance sheet at December 31, 2021 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $234,000 and $941,000 in the three months ended March 31, 2022 and 2021, respectively. Deferred contract costs, net of accumulated amortization was $3.5 million and $3.8 million at March 31, 2022 and December 31, 2021, respectively. Total amortization by expense classification for the three months ended March 31, 2022 and 2021 was as follows:

	2022	2021
	(In thousands)
Direct expenses	$36	$31
Selling, general and administrative expenses	$471	$624
Total amortization	$507	$655

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $1,000 and $7,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Three months ended March 31, 2022	$94	$(27)	$-	$2	$69
Three months ended March 31, 2021	$120	$20	$27	$6	$119

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in the three months ended March 31, 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in the three months ended March 31, 2022. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2022
Money Market Funds	$5,768	$-	$-	$5,768
Total Cash Equivalents	$5,768	$-	$-	$5,768

As of December 31, 2021
Money Market Funds	$6,306	$-	$-	$6,306
Total Cash Equivalents	$6,306	$-	$-	$6,306

There were no transfers between levels during the three months ended March 31, 2022.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2022	December 31, 2021
	(In thousands)
Total carrying amount of long-term debt	$25,560	$26,620
Estimated fair value of long-term debt	$25,720	$27,708

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of March 31, 2022 and December 31, 2021, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at March 31, 2022 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. During 2022 we expect to apply the optional expedient for contract modification to account for the change in the reference rate on impacted credit facilities prospectively by adjusting the effective interest rate.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for the three months ended March 31, 2022 and 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ended March 31, 2022 and 2021 based on timing of revenue recognition (in thousands):

	2022	2021
Subscription services recognized ratably over time	$35,449	$33,054
Services recognized at a point in time	1,181	323
Fixed, non-subscription recognized over time	586	579
Unit price services recognized over time	1,225	1,508
Total revenue	$38,441	$35,464

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2022	December 31, 2021
Accounts receivables	$15,910	$13,728
Contract assets included in other current assets	$73	$99
Deferred Revenue	$(16,693)	$(17,213)

Significant changes in contract assets and contract liabilities during the three-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(8,112)	$-	$(7,115)
Increases due to invoicing of client, net of amounts recognized as revenue	-	7,542	-	8,739
Increases due to acquisition	-	-	-	239
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(49)	-	(73)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration		51		164
Increases due to revenue recognized in the period with additional performance obligations before invoicing	22	-	28	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2022 approximated $2.8 million, of which $1.1 million, $1.1 million and $593,000 are expected to be recognized during 2022, 2023 and 2024, respectively.

(4)	INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 increased to 25.3% expense compared to a 20.5% expense for the same period in 2021 mainly due to decreased tax benefits of $456,000 from the exercise of share-based compensation awards and higher state income taxes.

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we had deferred $1.3 million of employer social security tax payments in 2020. In accordance with the CARES Act, we paid half of this liability in December 2021 and we expect to pay the remaining $656,000 in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Term Loans	$25,560	$26,620
Less: current portion	(4,333)	(4,278)
Less: unamortized debt issuance costs	(66)	(73)
Notes payable, net of current portion	$21,161	$22,269

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.40% at March 31, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of March 31, 2022, and December 31, 2021, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit for three months ended March 31, 2022. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of March 31, 2022, we were in compliance with our financial covenants.

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

During the three months ended March 31, 2022 and 2021, we granted options to purchase 54,759 and 51,002 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2022	2021
Expected dividend yield at date of grant	3.22%	3.01%
Expected stock price volatility	34.55%	35.49%
Risk-free interest rate	1.60%	0.76%
Expected life of options (in years)	8	8

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	477,640	$30.88	5.97	$6,337
Granted	54,759	$42.25
Exercised	-	$-		$-
Forfeited	-	$-		-
Outstanding at March 31, 2022	532,399	$32.05	5.67	$5,709
Exercisable at March 31, 2022	303,921	$23.06	3.79	$5,553

As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million which was expected to be recognized over a weighted average period of 3.36 years.

There was $162,000 cash received from stock options exercised for the three months ended March 31, 2021. We recognized $257,000 and $11,000 of non-cash compensation for the three months ended March 31, 2022 and 2021, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

We granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan during the three months ended March 31, 2021. As of March 31, 2022, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 and ($65,000) of non-cash compensation expense (benefit) for the three months ended March 31, 2022 and 2021, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended March 31, 2022:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2022	12,698	$42.92

As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock awards was approximately $409,000 and is expected to be recognized over a weighted average period of 3.75 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the three months ended March 31, 2022:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at March 31, 2022 and December 31, 2021	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,448	9,445
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,979	12,976
Accumulated amortization	(12,427)	(12,377)
Other intangible assets, net	$1,743	$1,790

(8)	PROPERTY AND EQUIPMENT

	March 31, 2022	December 31, 2021
	(In thousands)
Property and equipment	$47,338	$45,599
Accumulated depreciation	(34,485)	(33,208)
Property and equipment, net	$12,853	$12,391

(9)	EARNINGS PER SHARE

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

We had 231,319 and 109,286 options of Common Stock for the three-month periods ended March 31, 2022 and 2021, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
	(In thousands)
Numerator for net income per share – basic:	$8,539	$9,232
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(5)	(6)
Net income attributable to common shareholders	8,534	9,226
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,251	25,414
Net income per share – basic	$0.34	$0.36

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	8,534	9,226
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,251	25,414
Weighted average effect of dilutive securities – stock options	139	254
Denominator for diluted earnings per share – adjusted weighted average shares	25,390	25,668
Net income per share - diluted	$0.34	$0.36

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	(In thousands, except percentages) Three Months Ended March 31,		Percentage Increase (Decrease)
	2022	2021	2022 over 2021
Revenue	$38,441	$35,464	8.4
Direct expenses	14,779	11,940	23.8
Selling, general, and administrative	10,649	9,520	11.9
Depreciation, amortization and impairment	1,316	1,984	(33.7)
Operating income	11,697	12,020	(2.7)
Total other income (expense)	(264)	(408)	(35.3)
Provision for income taxes	2,894	2,380	21.6
Effective Tax Rate	25.3%	20.5%	23.4

Operating margin	30.4%	33.9%	(10.3)
Recurring Contact Value	$147,574	$149,490	(1.3)
Cash provided by operating activities	8,290	14,408	(42.5)

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Revenue. Revenue in 2022 increased compared to 2021, primarily due to new customer sales, as well as increases in sales to the existing client base. Conference revenue also increased due to an increase in conferences held as well as the shift to allow live or virtual attendance.

Direct expenses. Variable expenses increased in 2022 compared to 2021 due to growth in conference expenses due to additional conferences being held in 2022 compared to 2021 and shift to allow live or virtual attendance at conferences. Variable expenses as a percentage of revenue were 14.9% and 13.7% in 2022 and 2021, respectively. Fixed expenses increased primarily as a result of increased salary and benefit costs to attract and retain associates and contracted services to support our clients and invest in workforce automation.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2022 compared to 2021 primarily due to innovation initiatives to support further development of our Human Understanding Solutions, as well as increases in state franchise taxes and building renovation costs.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in 2022 compared to 2021 primarily due to additional depreciation and impairment expense from shortening the estimated useful lives of certain building assets and incurring an ROU asset impairment from subleasing a remote office location in 2021.

Operating income and margin. Operating income and margin decreased due to growth in salary and benefit costs to attract and retain associates including a new benefit addition in 2022 as well as additional investments in our Human Understanding Solutions, workforce automation tools and building renovations.

Total other income (expense). Total other income (expense) decreased primarily due to lower interest expense due to the declining balance on our term loan.

Provision for income taxes and effective tax rate. Provision for income taxes and effective tax rate grew in 2022 compared to 2021 primarily due to decreased tax benefits from share-based compensation awards and higher state income taxes.

Recurring Contact Value. Recurring contract value declined in part due to our strategy to focus on growing our digital core solutions, resulting in the elimination of certain legacy offerings. Our core digital solutions did have positive recurring contract value growth at March 31, 2022 compared to March 31, 2021. In addition, sales declined due to the difficulties of selling to our clients during the COVID-19 pandemic as well as increased turnover within our sales force. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Cash provided by operating activities. Cash provided by operating activities decreased mainly due timing of billing and cash collections on trades accounts receivable, a decrease in deferred revenue primarily due to timing of initial billings on new and renewal contracts and a decrease in accrued expenses, wages and bonuses mainly due timing and growth of year-end bonus payments.

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

As of March 31, 2022, our principal sources of liquidity included $47.3 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $6.1 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities decreased mainly due to timing of billing and cash collections on trade accounts receivable, a decrease in deferred revenue primarily due to timing of initial billings on new and renewal contracts and a decrease in accrued expenses, wages and bonuses mainly due to timing and growth of year-end bonus payments. In addition, net income, depreciation, amortization and impairment and changes in deferred income taxes decreased cash flows from operating activities. These were partially offset by changes in income taxes receivable and payable which increased cash flow from operating activities.

We had a working capital surplus of $27.4 million and $33.3 million on March 31, 2022 and December 31, 2021, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in income taxes payable and dividends payable, partially offset by increases in trade accounts receivable and decreases in accrued wages and bonuses and accrued expenses. Trade accounts receivable will vary based on timing of invoicing and collections and income taxes receivable and payable will fluctuate based on the timing of payments. Dividends payable increased due to timing of declarations and payments of dividends. Accrued expenses and accrued wages and bonuses decreased mainly due to payment of the deferred acquisition consideration and our annual bonuses. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to pay the deferred acquisition consideration, repurchase shares for treasury, and to pay dividends on common stock.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $3.0 million were paid in the three months ended March 31, 2022. Dividends of $6.0 million were declared in the three months ended March 31, 2022 and paid in April 2022.The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

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

Capital Expenditures

We paid cash of $2.5 million for capital expenditures in the three months ended March 31, 2022. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters of $662,000 and $480,000, respectively. We estimate future costs related to our headquarters building renovations to be $14.5 million and $7 million in 2022 and 2023, respectively, which we expect to fund through operating cash flows.

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (2.40% at March 31, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of March 31, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the three-month periods ended March 31,2022 or 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are guaranteed by our subsidiary. As of March 31, 2022, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of March 31, 2022, we had fixed lease payments of $564,000 and $473,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.2 million as of March 31, 2022. See Note 4, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

As of March 31, 2022, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the Act”) was $180,000, which we expect to pay by the end of 2022.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 2,250,000 shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program. We repurchase shares of our common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board. During the three months ended March 31, 2022, we repurchased 166,692 shares of our Common Stock under this authorization for an aggregate of $6.7 million. As of March 31, 2022, the remaining number of shares of Common Stock that could be purchased under this authorization was 1,981 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of 2,250,000 shares Common Stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares of Common Stock authorized for repurchase thereunder. Our Credit Agreement provides that, in order for us to pay dividends, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of Common Stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan 1 – Jan 31, 2022	41,962	41.69	41,962	126,981
Feb 1 – Feb 28, 2022	125,000	39.43	125,000	1,981
Mar 1 – Mar 31, 2022	-	-	-	1,981

(1)

Shares were repurchased pursuant to a repurchase plan originally announced on February 14, 2006. The repurchase plan was subsequently amended to permit the repurchase of up to 2,250,000 shares of Common Stock.

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

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 6, 2022	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)