Form 10-Q
period 2022-06-30
NATIONAL RESEARCH CORP
filed 2022-08-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Common Stock, $.001 par value, outstanding as of July 22, 2022: 24,767,118

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2022

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the source of funds for future payments of deferred purchase price obligations and other cash expenses, the future phase out of LIBOR and applicable replacement benchmark rates and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,974	$54,361
Trade accounts receivable, less allowance for doubtful accounts of $65 and $94, respectively	13,112	13,728
Prepaid expenses	4,107	3,884
Income taxes receivable	389	752
Other current assets	1,198	982
Total current assets	51,780	73,707

Net property and equipment	13,602	12,391
Intangible assets, net	1,696	1,790
Goodwill	61,614	61,614
Deferred contract costs, net	3,167	3,772
Deferred income taxes	18	14
Operating lease right-of-use assets	787	975
Other	3,569	3,277
Total assets	$136,233	$157,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,390	$4,278
Accounts payable	1,658	1,943
Accrued wages and bonuses	6,914	7,139
Accrued expenses	3,315	5,450
Dividends payable	5,944	3,044
Income taxes payable	558	-
Deferred revenue	15,496	17,213
Other current liabilities	1,312	1,321
Total current liabilities	39,587	40,388

Notes payable, net of current portion and unamortized debt issuance costs	20,044	22,269
Deferred income taxes	5,727	7,002
Other long-term liabilities	2,251	2,544
Total liabilities	67,609	72,203

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,898,600 in 2022 and 2021, outstanding 24,767,118 in 2022 and 25,361,409 in 2021	31	31
Additional paid-in capital	174,561	173,942
Retained earnings (accumulated deficit)	(31,242)	(36,112)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,423)	(2,375)
Treasury stock, at cost; 6,131,482 and 5,537,191 Common shares in 2022 and 2021, respectively	(72,303)	(50,149)
Total shareholders’ equity	68,624	85,337
Total liabilities and shareholders’ equity	$136,233	$157,540

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$37,292	$36,425	$75,734	$71,889

Operating expenses:
Direct	13,758	12,536	28,537	24,476
Selling, general and administrative	10,748	10,016	21,397	19,536
Depreciation, amortization and impairment	1,290	1,634	2,606	3,618
Total operating expenses	25,796	24,186	52,540	47,630

Operating income	11,496	12,239	23,194	24,259

Other income (expense):
Interest income	14	3	19	6
Interest expense	(318)	(423)	(635)	(855)
Other, net	(128)	75	(81)	96

Total other income (expense)	(432)	(345)	(697)	(753)

Income before income taxes	11,064	11,894	22,497	23,506

Provision for income taxes	2,742	2,950	5,636	5,330

Net income	$8,322	$8,944	$16,861	$18,176

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.33	$0.35	$0.67	$0.71
Diluted Earnings Per Share	$0.33	$0.35	$0.67	$0.71

Weighted average shares and share equivalents outstanding:
Basic	25,083	25,426	25,166	25,420
Diluted	25,211	25,645	25,300	25,656

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income	$8,322	$8,944	$16,861	$18,176
Other comprehensive income (loss):
Foreign currency translation adjustment	(99)	74	(48)	130
Other comprehensive income (loss)	$(99)	$74	$(48)	$130

Comprehensive Income	$8,223	$9,018	$16,813	$18,306

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 166,962 shares treasury stock	-	-	-	-	(6,679)	(6,679)
Non-cash stock compensation expense	-	285	-	-	-	285
Dividends declared of $0.24 per common share	-	-	(6,047)	-	-	(6,047)
Other comprehensive income, foreign currency translation adjustment	-	-	-	51	-	51
Net income	-	-	8,539	-	-	8,539
Balances at March 31, 2022	$31	$174,227	$(33,620)	$(2,324)	$(56,828)	$81,486
Purchase of 427,329 shares treasury stock	-	-	-	-	(15,475)	(15,475)
Non-cash stock compensation expense	-	334	-	-	-	334
Dividends declared of $0.24 per common share	-	-	(5,944)	-	-	(5,944)
Other comprehensive income (loss), foreign currency translation adjustment	-	-	-	(99)	-	(99)
Net income	-	-	8,322	-	-	8,322
Balances at June 30, 2022	$31	$174,561	$(31,242)	$(2,423)	$(72,303)	$68,624

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	-	-	-	-	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	-	911	-	-	-	911
Non-cash stock compensation expense	-	(54)	-	-	-	(54)
Other comprehensive income, foreign currency translation adjustment	-	-	-	56	-	56
Net income	-	-	9,232	-	-	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250
Non-cash stock compensation expense	-	202	-	-	-	202
Dividends declared of $0.24 per common share	-	-	(6,105)	-	-	(6,105)
Other comprehensive income, foreign currency translation adjustment	-	-	-	74	-	74
Net income	-	-	8,944	-	-	8,944
Balances at June 30, 2021	$31	$172,844	$(49,304)	$(2,269)	$(44,937)	$76,365

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,861	$18,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,606	3,618
Deferred income taxes	(1,279)	140
Reserve for uncertain tax positions	205	156
Non-cash share-based compensation expense	619	149
Loss on disposal of property and equipment	-	1
Net changes in assets and liabilities:
Trade accounts receivable	614	(40)
Prepaid expenses and other current assets	(731)	(449)
Deferred contract costs, net	605	(87)
Operating lease assets and liabilities, net	(13)	61
Accounts payable	139	(717)
Accrued expenses, wages and bonuses	(718)	1,967
Income taxes receivable and payable	918	1,597
Deferred revenue	(1,715)	994
Net cash provided by operating activities	18,111	25,566

Cash flows from investing activities:
Purchases of property and equipment	(3,886)	(2,805)
Acquisition consideration	-	(3,000)
Net cash used in investing activities	(3,886)	(5,805)

Cash flows from financing activities:
Payments on notes payable	(2,127)	(2,023)
Payments on finance lease obligations	(242)	(246)
Proceeds from the exercise of share-based awards	-	162
Payment of employee payroll tax withholdings on share-based awards exercised	-	(460)
Repurchase of shares for treasury	(22,154)	-
Payments of deferred acquisition consideration	(1,950)	-
Payment of dividends on common stock	(9,091)	(3,053)
Net cash used in financing activities	(35,564)	(5,620)

Effect of exchange rate changes on cash and cash equivalents	(48)	68
Change in cash and cash equivalents	(21,387)	14,209
Cash and cash equivalents at beginning of period	54,361	34,690
Cash and cash equivalents at end of period	$32,974	$48,899

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$697	$801
Income taxes	$5,790	$3,432
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	$749
Deferred acquisition consideration	$-	$1,950

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $108,000 and $605,000 in the three-month periods ended June 30, 2022 and 2021, respectively. We deferred incremental costs of obtaining a contract of $342,000 and $1.5 million in the six-month periods ended June 30, 2022 and 2021, respectively. Deferred contract costs, net of accumulated amortization was $3.2 million and $3.8 million at June 30, 2022 and December 31, 2021, respectively. Total amortization by expense classification for the three and six-month periods ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
	(In thousands)
Direct Expenses	$35	$41	$71	$73
Selling, general and administrative expenses	404	740	875	1,363
Total amortization	$439	$781	$946	$1,436

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $400 and $15,000 for the three months ended June 30, 2022 and 2021, respectively and $1,000 and $22,000 in the six-month periods ended June 30, 2022 and 2021, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the six-month periods ended June 30, 2022 and 2021 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Six months ended June 30, 2022	$94	$(10)	$22	$3	$65
Six months ended June 30, 2021	$120	$25	$47	$9	$107

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in the six months ended June 30, 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in the six months ended June 30, 2022. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2022
Money Market Funds	$2,507	$-	$-	$2,507
Total Cash Equivalents	$2,507	$-	$-	$2,507

As of December 31, 2021
Money Market Funds	$6,306	$-	$-	$6,306
Total Cash Equivalents	$6,306	$-	$-	$6,306

There were no transfers between levels during the six months ended June 30, 2022.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2022	December 31, 2021
	(In thousands)
Total carrying amount of long-term debt	$24,493	$26,620
Estimated fair value of long-term debt	$24,364	$27,708

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of June 30, 2022 and December 31, 2021, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at June 30, 2022 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for the three- and six-month periods ended June 30, 2022 and 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and six-month periods ended June 30, 2022 and 2021 based on timing of revenue recognition (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Subscription services recognized ratably over time	$35,480	$34,215	$70,930	$67,269
Services recognized at a point in time	735	563	1,916	886
Fixed, non-subscription recognized over time	605	547	1,191	1,126
Unit price services recognized over time	472	1,100	1,697	2,608
Total revenue	$37,292	$36,425	$75,734	$71,889

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2022	December 31, 2021
Accounts receivables	$13,112	$13,728
Contract assets included in other current assets	$64	$99
Deferred Revenue	$(15,496)	$(17,213)

Significant changes in contract assets and contract liabilities during the six-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(12,962)	$-	$(11,605)
Increases due to invoicing of client, net of amounts recognized as revenue	-	11,182	-	12,318
Increases due to acquisition	-	-	-	-
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(81)	-	(170)	-
Increases due to acquisition	-	-	-	239
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	63	-	311
Increases due to revenue recognized in the period with additional performance obligations before invoicing	45	-	9	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2022 approximated $2.7 million, of which $1.1 million, $1.0 million, $621,000 and $15,000 are expected to be recognized during 2022, 2023, 2024 and 2025, respectively.

(4)	INCOME TAXES

The effective tax rate for the three-month periods ended June 30, 2022 and 2021 was 24.8%. The effective tax rate for the six-month period ended June 30, 2022 increased to 25.1% compared to 22.7% for the same period in 2021 mainly due to decreased tax benefits from the exercise and vesting of share-based compensation awards of $455,000 in the six-month period ended June 30, 2022. In addition, we have higher state income taxes due to filing in more states.

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

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Term Loans	$24,493	$26,620
Less: current portion	(4,390)	(4,278)
Less: unamortized debt issuance costs	(59)	(73)
Notes payable, net of current portion	$20,044	$22,269

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (3.37% at June 30, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2022, and December 31, 2021, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the six months ended June 30, 2022. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of June 30, 2022, we were in compliance with our financial covenants.

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

During the six-month periods ended June 30, 2022 and 2021, we granted options to purchase 127,227 and 101,091 shares of Common Stock, respectively. Options to purchase shares of Common Stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2022	2021
Expected dividend yield at date of grant	3.39%	2.15%
Expected stock price volatility	35.52%	34.85%
Risk-free interest rate	2.33%	0.91%
Expected life of options (in years)	6.0	7.0

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the six-month periods ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	477,640	$30.88	5.97	$6,337
Granted	127,227	$36.67
Exercised	-	$-		$-
Forfeited	-	$-		-
Outstanding at June 30, 2022	604,867	$32.10	5.96	$5,672
Exercisable at June 30, 2022	346,721	$26.03	4.21	$5,195

As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.7 million which was expected to be recognized over a weighted average period of 2.68 years.

There was $162,000 cash received from stock options exercised for the six months ended June 30, 2021. There was no cash received from stock options exercised for the same period in 2022. We recognized $307,000 and $176,000 of non-cash compensation for three months ended June 30, 2022 and 2021, respectively, and $564,000 and $186,000 of non-cash compensation for the six-month periods ended June 30, 2022 and 2021, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

We granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan during the six months ended June 30, 2021. No shares were granted during the six months ended June 30, 2022. As of June 30, 2022, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 of non-cash compensation for each of the three months ended June 30, 2022 and 2021, respectively, and $54,000 and ($37,000) of non-cash compensation for the six-month periods ended June 30, 2022 and 2021, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended June 30, 2022:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2022	12,698	$42.92

As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock awards was approximately $382,000 and is expected to be recognized over a weighted average period of 3.5 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents a summary of changes in the carrying amount of goodwill for the three months ended June 30, 2022:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at June 30, 2022 and December 31, 2021	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,441	9,445
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,972	12,976
Accumulated amortization	(12,467)	(12,377)
Other intangible assets, net	$1,696	$1,790

(8)	PROPERTY AND EQUIPMENT

	June 30, 2022	December 31, 2021
	(In thousands)
Property and equipment	$49,300	$45,599
Accumulated depreciation	(35,698)	(33,208)
Property and equipment, net	$13,602	$12,391

(9)	EARNINGS PER SHARE

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

We had 305,985 and 103,704 options of Common Stock for the three-month periods ended June 30, 2022 and 2021, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 287,655 and 108,343 options of Common Stock for the six-month periods ended June 30, 2022 and 2021, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for net income per share – basic:	$8,322	$8,944	$16,861	$18,176
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(4)	(5)	(9)	(10)
Net income attributable to common shareholders	8,318	8,939	16,852	18,166
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	25,083	25,426	25,166	25,420
Net income per share – basic	$0.33	$0.35	$0.67	$0.71
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	8,318	8,939	16,852	18,166
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	25,083	25,426	25,166	25,420
Weighted average effect of dilutive securities – stock options	128	219	134	236
Denominator for diluted earnings per share – adjusted weighted average shares	25,211	25,645	25,300	25,656
Net income per share - diluted	$0.33	$0.35	$0.67	$0.71

(10)	RELATED PARTY

Mr. Hays, our Chief Executive Officer and director, is an owner of approximately 13% of the equity interests of Nebraska Global Investment Company LLC (“Nebraska Global”).  We purchased certain services from Don’t Panic Labs, LLC, which was a subsidiary of Nebraska Global for a portion of the three-and six-month periods ended June 30, 2022.  The total value of these purchases were $196,000 in the three- and six-month periods ended June 30, 2022.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways. Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, the vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We have made our facilities available for associates to return to work effective July 1, 2021 at their discretion. Historically, we have relied on national travel as part of our sales efforts, but as a result of the pandemic we had placed a temporary hold on all company related travel. We modified our travel policy and travel did resume in the third quarter of 2021. The duration and severity of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time. Like many other companies, we experienced higher attrition rates in 2021. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations. We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

Results of Operations

The following tables set forth, for the periods indicated, selected financial information derived from our consolidated financial statements and the percentage change in such items versus the prior comparable period, as well as other key financial metrics. The discussion that follows the information should be read in conjunction with our consolidated financial statements.

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	(In thousands, except percentages) Three Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021	2022 over 2021
Revenue	$37,292	$36,425	2.4
Direct expenses	13,758	12,536	9.7
Selling, general, and administrative	10,748	10,016	7.3
Depreciation, amortization and impairment	1,290	1,634	(21.1)
Operating income	11,496	12,239	(6.1)
Total other income (expense)	(432)	(345)	25.2
Provision for income taxes	2,742	2,950	(7.1)
Effective Tax Rate	24.8%	24.8%	-

Operating margin	30.8%	33.6%	(8.3)

Revenue. Revenue in the 2022 period increased compared to the 2021 period, primarily due to new customer sales, as well as increases in sales to the existing client base. This was partially offset by decreased Canadian revenue due to the scheduled closure of the Canadian office later this year.

Direct expenses. Variable expenses decreased in the 2022 period compared to the 2021 period due to lower survey contracted services. Variable expenses as a percentage of revenue were 12.9% and 14.1% in the 2022 and 2021 periods, respectively. Fixed expenses increased primarily as a result of increased salary and benefit costs to attract and retain associates, contracted services to support our clients and invest in workforce automation and increased travel costs due to COVID travel restrictions being lifted.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2022 period compared to the 2021 period primarily due to innovation investments to support further development of our Human Understanding Solutions, new marketing initiatives as well as increased travel costs due to COVID travel restrictions being lifted, partially offset by decreases in public company and other legal and accounting costs.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in the 2022 period compared to the 2021 period primarily due to additional depreciation expense from shortening the estimated useful lives of certain building assets in 2021.

Operating income and margin. Operating income and margin decreased in the 2022 period compared to the 2021 period due to growth in salary and benefit costs to attract and retain associates including a new benefit addition, as well as additional investments in our Human Understanding Solutions, workforce automation tools and new marketing initiatives, partially offset by an increase in revenue.

Total other income (expense). Total other income (expense) increased primarily due to revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate partially offset by lower interest expense due to the declining balance on our term loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2022 period compared to the 2021 period primarily due to decreased taxable income as the effective tax rate remained consistent between periods.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

	(In thousands, except percentages) Six Months Ended June 30,		Percentage Increase (Decrease)
	2022	2021	2022 over 2021
Revenue	$75,734	$71,889	5.3
Direct expenses	28,537	24,476	16.6
Selling, general, and administrative	21,397	19,536	9.5
Depreciation, amortization and impairment	2,606	3,618	(28.0)
Operating income	23,194	24,259	(4.4)
Total other income (expense)	(697)	(753)	(7.4)
Provision for income taxes	5,636	5,330	5.7
Effective Tax Rate	25.1%	22.7%	10.6

Operating margin	30.6%	33.7%	(9.2)
Recurring Contact Value	$147,732	$149,814	(1.4)
Cash provided by operating activities	18,111	25,566	(29.2)

Revenue. Revenue in the 2022 period increased compared to the 2021 period, primarily due to new customer sales, as well as increases in sales to the existing client base. Conference revenue also increased due to an increase in conferences held as well as the shift to allow live or virtual attendance. This was partially offset by decreased Canadian revenue due to the scheduled closure of the Canadian office later this year.

Direct expenses. Variable expenses increased in the 2022 period compared to the 2021 period due to growth in conference expenses due to additional conferences being held in the 2022 period compared to the 2021 period and the shift to allow live or virtual attendance at conferences partially offset by lower survey contracted services. Variable expenses as a percentage of revenue were 13.9% in both the 2022 and 2021 periods. Fixed expenses increased primarily as a result of increased salary and benefit costs to attract and retain associates, contracted services to support our clients and invest in workforce automation and increased travel costs due to COVID travel restrictions being lifted.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2022 period compared to the 2021 period primarily due to innovation investments to support further development of our Human Understanding Solutions, new coaching services provided as an associate benefit, new marketing initiatives, increased travel costs due to COVID travel restrictions being lifted as well as increased state franchise taxes and building renovation costs, partially offset by decreases in public company and other legal and accounting costs.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in the 2022 period compared to the 2021 period primarily due to additional depreciation and impairment expense from shortening the estimated useful lives of certain building assets and incurring an ROU asset impairment from subleasing a remote office location in 2021.

Operating income and margin. Operating income and margin decreased in the 2022 period compared to the 2021 period due to growth in salary and benefit costs to attract and retain associates including a new benefit addition, as well as additional investments in our Human Understanding Solutions, workforce automation tools, marketing initiatives and building renovation costs, partially offset by an increase in revenue.

Total other income (expense). Total other income (expense) decreased in the 2022 period compared to the 2021 period primarily due to lower interest expense due to the declining balance on our term loan partially offset by revaluation on intercompany transactions due to changes in the Canadian to U.S. dollar foreign exchange rate.

Provision for income taxes and effective tax rate. Provision for income taxes and effective tax rate grew in the 2022 period compared to the 2021 period primarily due to decreased tax benefits from share-based compensation awards and higher state income taxes.

Recurring Contact Value. Recurring contract value declined in the 2022 period compared to the 2021 period in part due to our strategy to focus on growing our digital core solutions, resulting in the elimination of certain legacy offerings. Our core digital solutions had 3.2% positive recurring contract value growth at June 30, 2022 compared to June 30, 2021. In addition, sales declined due to the difficulties of selling to our clients during the COVID-19 pandemic as well as increased turnover within our sales force. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Cash provided by operating activities. Cash provided by operating activities decreased mainly due changes in deferred revenue primarily due to timing of initial billings on new and renewal contracts, a decrease in accrued expenses, wages and bonuses mainly due to timing and growth of the year-end bonus and decreased net income net of non-cash items.

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

As of June 30, 2022, our principal sources of liquidity included $33.0 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $15 million on our delayed draw term note. Of this cash, $3.1 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities decreased mainly due changes in deferred revenue primarily due to timing of initial billings on new and renewal contracts, a decrease in accrued expenses, wages and bonuses mainly due timing and growth of the year-end bonus, changes in income taxes receivable and payable and decreased net income net of non-cash items. These were partially offset by changes in trade accounts receivable, deferred contract costs and accounts payable which increased cash flow from operating activities.

We had a working capital surplus of $12.2 million and $33.3 million on June 30, 2022 and December 31, 2021, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in dividends payable, partially offset by decreases in accrued expenses. Cash and cash equivalents decreased mainly due to repurchase of shares of our Common Stock for treasury. Dividends payable increased due to timing of declarations and payments of dividends. Accrued expenses decreased mainly due to payment of the deferred acquisition consideration. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to pay the deferred acquisition consideration, repurchase shares of our Common Stock for treasury, and to pay dividends on Common Stock.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $9.1 million were paid in the six months ended June 30, 2022. Dividends of $5.9 million were declared in the three months ended June 30, 2022 and paid in July 2022.The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

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

Capital Expenditures

We paid cash of $3.9 million for capital expenditures in the six months ended June 30, 2022. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters of $1.6 million and $1.5 million, respectively. We estimate future costs related to our headquarters building renovations to be $10.0 million and $10.5 million in 2022 and 2023, respectively, which we expect to fund through operating cash flows.

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

The Term Loan has an outstanding balance of $24.5 million and is payable in monthly installments of $462,988 through May 2025, with a balloon payment due at maturity in May 2025. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day London Interbank Offered Rate plus 225 basis points (3.37% at June 30, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2023. As of June 30, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the six-month periods ended June 30, 2022 or 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are guaranteed by our subsidiary. As of June 30, 2022, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of June 30, 2022, we had fixed lease payments of $566,000 and $468,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.3 million as of June 30, 2022. See Note 4, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

As of June 30, 2022, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the Act”) was $175,000, which we expect to pay by the end of 2022.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Programs

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of up to 2,250,000 shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program (the “2006 Program”). In May 2022 we repurchased all of the then remaining shares authorized for repurchase under the 2006 Program.  On May 19, 2022 our Board of Directors approved a new stock repurchase authorization of 2,500,000 shares of Common Stock (the “2022 Program”). Under the 2022 Program we are authorized to repurchase from time-to-time shares of our outstanding Common Stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The 2022 Program may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of Common Stock in connection with the 2022 Program. The 2022 Program has no set expiration date.

During the three months ended June 30, 2022, we repurchased the remaining 1,981 shares under the 2006 Program and 425,348 shares of our Common Stock under the 2022 Program for an aggregate of $15.5 million. As of June 30, 2022, the remaining number of shares of Common Stock that could be purchased under the 2022 Program was 2,074,652 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2022, we had two stock repurchase programs in effect – the 2006 Program and the 2022 Program.  Both of these repurchase programs are described in more detail under the heading “Stock Repurchase Programs” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As of June 30, 2022, the 2022 Program was the only repurchase program that remained in effect.

Our Credit Agreement provides that, in order for us to pay dividends or repurchase our Common Stock, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of Common Stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Apr 1 – Apr 30, 2022	-	-	-	1,981
May 1 – May 31, 2022	25,588	34.71	25,588	2,476,393
Jun 1 – Jun 30, 2022	401,741	36.31	401,741	2,074,652

(1)	Of the shares noted in this column, 1,981 shares were repurchased under the 2006 Program in May 2022, which represented all shares that remained available for repurchase under the 2006 Program, and the balance of shares were purchased under the 2022 Program. We originally announced the 2006 Program on February 14, 2006, it provided for the repurchase of up to 2,250,000 shares of Common Stock, and it had no expiration date. We announced the 2022 Program on May 20, 2022, it provided for the repurchase of up to 2,500,000 shares of Common Stock, and it has no expiration date.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 5, 2022	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)