Form 10-Q
period 2022-09-30
NATIONAL RESEARCH CORP
filed 2022-11-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Common Stock, $.001 par value, outstanding as of October 21, 2022: 24,691,246

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2022

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates” or the use of words such as “would,” “may,” “could,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the future impact of adopting new accounting standards, value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property and the expected impact of the COVID-19 pandemic and related government mandates and recommendations, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,392	$54,361
Trade accounts receivable, less allowance for doubtful accounts of $65 and $94, respectively	15,378	13,728
Prepaid expenses	3,593	3,884
Income taxes receivable	386	752
Other current assets	1,356	982
Total current assets	49,105	73,707

Net property and equipment	15,761	12,391
Intangible assets, net	1,650	1,790
Goodwill	61,614	61,614
Deferred contract costs, net	2,784	3,772
Deferred income taxes	17	14
Operating lease right-of-use assets	661	975
Other	3,391	3,277
Total assets	$134,983	$157,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,434	$4,278
Accounts payable	1,056	1,943
Accrued wages and bonuses	6,023	7,139
Accrued expenses	4,709	5,450
Dividends payable	5,926	3,044
Income taxes payable	310	-
Deferred revenue	17,373	17,213
Other current liabilities	1,253	1,321
Total current liabilities	41,084	40,388

Notes payable, net of current portion and unamortized debt issuance costs	18,837	22,269
Deferred income taxes	5,241	7,002
Other long-term liabilities	2,055	2,544
Total liabilities	67,217	72,203

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,922,181 in 2022 and 30,898,600 in 2021, outstanding 24,691,246 in 2022 and 25,361,409 in 2021	31	31
Additional paid-in capital	175,162	173,942
Retained earnings (accumulated deficit)	(28,870)	(36,112)
Accumulated other comprehensive loss, foreign currency translation adjustment	(2,608)	(2,375)
Treasury stock, at cost; 6,230,935 and 5,537,191 Common shares in 2022 and 2021, respectively	(75,949)	(50,149)
Total shareholders’ equity	67,766	85,337
Total liabilities and shareholders’ equity	$134,983	$157,540

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$37,691	$37,767	$113,424	$109,656

Operating expenses:
Direct	14,524	13,707	43,062	38,184
Selling, general and administrative	10,762	9,523	32,159	29,060
Depreciation, amortization and impairment	1,296	1,399	3,902	5,016
Total operating expenses	26,582	24,629	79,123	72,260

Operating income	11,109	13,138	34,301	37,396

Other income (expense):
Interest income	15	4	34	10
Interest expense	(288)	(413)	(923)	(1,268)
Other, net	11	(105)	(69)	(8)

Total other income (expense)	(262)	(514)	(958)	(1,266)

Income before income taxes	10,847	12,624	33,343	36,130

Provision for income taxes	2,549	2,967	8,184	8,297

Net income	$8,298	$9,657	$25,159	$27,833

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.34	$0.38	$1.01	$1.09
Diluted Earnings Per Share	$0.33	$0.38	$1.00	$1.08

Weighted average shares and share equivalents outstanding:
Basic	24,716	25,427	25,014	25,423
Diluted	24,847	25,650	25,147	25,655

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income	$8,298	$9,657	$25,159	$27,833
Other comprehensive income (loss):
Foreign currency translation adjustment	(185)	(108)	(233)	22
Other comprehensive income (loss)	$(185)	$(108)	$(233)	$22

Comprehensive Income	$8,113	$9,549	$24,926	$27,855

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 166,962 shares treasury stock	-	-	-	-	(6,679)	(6,679)
Non-cash stock compensation expense	-	285	-	-	-	285
Dividends declared of $0.24 per common share	-	-	(6,047)	-	-	(6,047)
Other comprehensive income, foreign currency translation adjustment	-	-	-	51	-	51
Net income	-	-	8,539	-	-	8,539
Balances at March 31, 2022	$31	$174,227	$(33,620)	$(2,324)	$(56,828)	$81,486
Purchase of 427,329 shares treasury stock	-	-	-	-	(15,475)	(15,475)
Non-cash stock compensation expense	-	334	-	-	-	334
Dividends declared of $0.24 per common share	-	-	(5,944)	-	-	(5,944)
Other comprehensive income (loss), foreign currency translation adjustment	-	-	-	(99)	-	(99)
Net income	-	-	8,322	-	-	8,322
Balances at June 30, 2022	$31	$174,561	$(31,242)	$(2,423)	$(72,303)	$68,624
Purchase of 99,453 shares treasury stock	-	-	-	-	(3,646)	(3,646)
Issuance of 23,581 common shares for the exercise of stock options	-	310	-	-	-	310
Non-cash stock compensation expense	-	291	-	-	-	291
Dividends declared of $0.24 per common share	-	-	(5,926)	-	-	(5,926)
Other comprehensive income (loss), foreign currency translation adjustment	-	-	-	(185)	-	(185)
Net income	-	-	8,298	-	-	8,298
Balances at September 30, 2022	$31	$175,162	$(28,870)	$(2,608)	$(75,949)	$67,766

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 26,932 shares treasury stock	-	-	-	-	(1,210)	(1,210)
Issuance of 68,284 common shares for the exercise of stock options	-	911	-	-	-	911
Non-cash stock compensation expense	-	(54)	-	-	-	(54)
Other comprehensive income, foreign currency translation adjustment	-	-	-	56	-	56
Net income	-	-	9,232	-	-	9,232
Balances at March 31, 2021	$31	$172,642	$(52,143)	$(2,343)	$(44,937)	$73,250
Non-cash stock compensation expense	-	202	-	-	-	202
Dividends declared of $0.24 per common share	-	-	(6,105)	-	-	(6,105)
Other comprehensive income, foreign currency translation adjustment	-	-	-	74	-	74
Net income	-	-	8,944	-	-	8,944
Balances at June 30, 2021	$31	$172,844	$(49,304)	$(2,269)	$(44,937)	$76,365
Issuance of 10,000 common shares for the exercise of stock options	-	142	-	-	-	142
Non-cash stock compensation expense	-	126	-	-	-	126
Dividends declared of $0.12 per common share	-	-	(3,054)	-	-	(3,054)
Other comprehensive income, foreign currency translation adjustment	-	-	-	(108)	-	(108)
Net income	-	-	9,657	–	-	9,657
Balances at September 30, 2021	$31	$173,112	$(42,701)	$(2,377)	$(44,937)	$83,128

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$25,159	$27,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,902	5,016
Deferred income taxes	(1,765)	(120)
Reserve for uncertain tax positions	336	210
Non-cash share-based compensation expense	910	275
Loss on disposal of property and equipment	1	1
Net changes in assets and liabilities:
Trade accounts receivable	(1,655)	(2,188)
Prepaid expenses and other current assets	(97)	231
Deferred contract costs, net	988	318
Operating lease assets and liabilities, net	(9)	17
Accounts payable	(557)	(207)
Accrued expenses, wages and bonuses	127	(202)
Income taxes receivable and payable	660	1,604
Deferred revenue	161	1,482
Net cash provided by operating activities	28,161	34,270

Cash flows from investing activities:
Purchases of property and equipment	(7,869)	(3,797)
Acquisition consideration	-	(3,000)
Net cash used in investing activities	(7,869)	(6,797)

Cash flows from financing activities:
Payments on notes payable	(3,208)	(3,049)
Payments on finance lease obligations	(355)	(369)
Proceeds from the exercise of share-based awards	-	304
Payment of employee payroll tax withholdings on share-based awards exercised	(190)	(461)
Repurchase of shares for treasury	(25,299)	-
Payments of deferred acquisition consideration	(1,950)	-
Payment of dividends on common stock	(15,035)	(6,105)
Net cash used in financing activities	(46,037)	(9,680)

Effect of exchange rate changes on cash and cash equivalents	(224)	(1)
Change in cash and cash equivalents	(25,969)	17,792
Cash and cash equivalents at beginning of period	54,361	34,690
Cash and cash equivalents at end of period	$28,392	$52,482

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,028	$1,186
Income taxes	$8,947	$6,601
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$311	$749
Deferred acquisition consideration	$-	$1,950

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States and Canada. Our purpose is to enable human understanding. We believe that understanding the story is the key to unlocking the highest-quality and truly personalized care. Our end-to-end solutions enable health care organizations to understand what matters most to each person they serve – before, during, after, and outside of clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $68,000 and $233,000 in the three-month periods ended September 30, 2022 and 2021, respectively. We deferred incremental costs of obtaining a contract of $410,000 and $1.8 million in the nine-month periods ended September 30, 2022 and 2021, respectively. Deferred contract costs, net of accumulated amortization was $2.8 million and $3.8 million at September 30, 2022 and December 31, 2021, respectively. Total amortization by expense classification for the three and nine-month periods ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	(In thousands)
Direct Expenses	$40	$40	$111	$113
Selling, general and administrative expenses	398	596	1,273	1,960
Total amortization	$438	$636	$1,384	$2,073

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $13,000 and $2,000 for the three months ended September 30, 2022 and 2021, respectively and $14,000 and $24,000 in the nine-month periods ended September 30, 2022 and 2021, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the nine-month periods ended September 30, 2022 and 2021 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Nine months ended September 30, 2022	$94	$6	$37	$2	$65
Nine months ended September 30, 2021	$120	$38	$74	$10	$94

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in the nine months ended September 30, 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in the nine months ended September 30, 2022. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2022
Money Market Funds	$2,366	$-	$-	$2,366
Total Cash Equivalents	$2,366	$-	$-	$2,366

As of December 31, 2021
Money Market Funds	$6,306	$-	$-	$6,306
Total Cash Equivalents	$6,306	$-	$-	$6,306

There were no transfers between levels during the nine months ended September 30, 2022.

Our long-term debt described in Note 5 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2022	December 31, 2021
	(In thousands)
Total carrying amount of long-term debt	$23,412	$26,620
Estimated fair value of long-term debt	$22,681	$27,708

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of September 30, 2022 and December 31, 2021, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at September 30, 2022 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for the three- and nine-month periods ended September 30, 2022 and 2021.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and nine-month periods ended September 30, 2022 and 2021 based on timing of revenue recognition (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Subscription services recognized ratably over time	$34,907	$34,598	$105,822	$101,867
Services recognized at a point in time	1,342	1,160	3,272	2,046
Fixed, non-subscription recognized over time	1,127	888	2,318	2,014
Unit price services recognized over time	315	1,121	2,012	3,729
Total revenue	$37,691	$37,767	$113,424	$109,656

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivables	$15,378	$13,728
Contract assets included in other current assets	$19	$99
Deferred Revenue	$(17,373)	$(17,213)

Significant changes in contract assets and contract liabilities during the nine-month periods ended September 30, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(16,522)	$-	$(14,926)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,578	-	16,087
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(88)	-	(164)	-
Increases due to acquisition	-	-	-	239
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	104	-	323
Increases due to revenue recognized in the period with additional performance obligations before invoicing	8	-	26	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2022 approximated $1.8 million, of which $218,000, $972,000, $621,000 and $15,000 are expected to be recognized during 2022, 2023, 2024 and 2025, respectively.

(4)	INCOME TAXES

The effective tax rate was 23.5% for the three-month periods ended September 30, 2022 and 2021. The effective tax rate for the nine-month period ended September 30, 2022 increased to 24.5% compared to 23.0% for the same period in 2021 mainly due to decreased tax benefits from the exercise and vesting of share-based compensation awards of $316,000 and a 0.6% increase in our state tax rate which fluctuates based on the various apportionment factors and rates for the states we operate in.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

(5)	NOTES PAYABLE

Our long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Term Loans	$23,412	$26,620
Less: current portion	(4,434)	(4,278)
Less: unamortized debt issuance costs	(141)	(73)
Notes payable, net of current portion	$18,837	$22,269

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on September 30, 2022 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $23,412,383 term loan (the “Term Loan”) and (iii) a $75,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The amended Term Loan revised the remaining payments for the existing balance outstanding balance of $23.4 million to monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (4.53% at September 30, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of September 30, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the nine-month periods ended September 30, 2022 or 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of September 30, 2022, we were in compliance with our financial covenants.

On September 30, 2022, we adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption did not have an impact on our consolidated financial statements since there were no borrowings outstanding under the Line of Credit or the Delayed Draw Term Loan, which referenced LIBOR prior to the September 2022 amendment.

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

During the nine-month periods ended September 30, 2022 and 2021, we granted options to purchase 127,227 and 101,091 shares of Common Stock, respectively. Options to purchase shares of Common Stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2022	2021
Expected dividend yield at date of grant	3.39%	2.15%
Expected stock price volatility	35.52%	34.85%
Risk-free interest rate	2.33%	0.91%
Expected life of options (in years)	6.3	7.0

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the nine-month periods ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	477,640	$30.88	5.97	$6,337
Granted	127,227	$36.67
Exercised	23,581	$13.17		$-
Forfeited	-	$-		-
Outstanding at September 30, 2022	581,286	$32.86	5.84	$5,664
Exercisable at September 30, 2022	323,140	$26.97	4.08	$4,964

As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million which was expected to be recognized over a weighted average period of 2.62 years.

There was $304,000 cash received from stock options exercised for the nine months ended September 30, 2021. There was no cash received from stock options exercised for the same period in 2022. We recognized $264,000 and $99,000 of non-cash compensation for three months ended September 30, 2022 and 2021, respectively, and $828,000 and $285,000 of non-cash compensation for the nine-month periods ended September 30, 2022 and 2021, respectively, related to options, which is included in direct fixed and selling, general and administrative expenses.

We granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan during the nine months ended September 30, 2021. No shares were granted during the nine months ended September 30, 2022. As of September 30, 2022, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 of non-cash compensation for each of the three-month periods ended September 30, 2022 and 2021, respectively, and $82,000 and ($10,000) of non-cash compensation for the nine-month periods ended September 30, 2022 and 2021, respectively, related to this non-vested stock, which is included in direct fixed and selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three months ended September 30, 2022:

	Common Shares Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2022	12,698	$42.92

As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock awards was approximately $354,000 and is expected to be recognized over a weighted average period of 3.25 years.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at September 30, 2022 and December 31, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at September 30, 2022 and December 31, 2021	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,426	9,445
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,957	12,976
Accumulated amortization	(12,498)	(12,377)
Other intangible assets, net	$1,650	$1,790

(8)	PROPERTY AND EQUIPMENT

	September 30, 2022	December 31, 2021
	(In thousands)
Property and equipment	$52,182	$45,599
Accumulated depreciation	(36,421)	(33,208)
Property and equipment, net	$15,761	$12,391

(9)	EARNINGS PER SHARE

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

We had 343,414 and 145,736 options of Common Stock for the three-month periods ended September 30, 2022 and 2021, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 306,446 and 122,171 options of Common Stock for the nine-month periods ended September 30, 2022 and 2021, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for net income per share – basic:	$8,298	$9,657	$25,159	$27,833
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(4)	(5)	(12)	(14)
Net income attributable to common shareholders	8,294	9,652	25,147	27,819
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	24,716	25,427	25,014	25,423
Net income per share – basic	$0.34	$0.38	$1.01	$1.09
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	8,294	9,652	25,147	27,819
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	24,716	25,427	25,014	25,423
Weighted average effect of dilutive securities – stock options	131	223	133	232
Denominator for diluted earnings per share – adjusted weighted average shares	24,847	25,650	25,147	25,655
Net income per share - diluted	$0.33	$0.38	$1.00	$1.08

(10)	RELATED PARTY

Mr. Hays, our Chief Executive Officer and director, is an owner of approximately 13% of the equity interests of Nebraska Global Investment Company LLC (“Nebraska Global”).  We purchased certain services from Don’t Panic Labs, LLC, which was a subsidiary of Nebraska Global for a portion of the six-month period ended June 30, 2022.  The total value of these purchases was $196,000 in the six-month period ended June 30, 2022.

(11)	Geographic Information

The tables below present entity-wide information regarding our revenue and assets by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$37,691	$37,106	$112,631	$107,324
Canada	-	661	793	2,332
Total	$37,691	$37,767	$113,424	$109,656

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$85,849	$83,722
Canada	29	111
Total	$85,878	$83,833

Total assets:
United States	$132,003	$153,879
Canada	2,980	3,661
Total	$134,983	$157,540

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial conditions should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our purpose is to enable human understanding. We believe that understanding the story is the key to unlocking the highest-quality and truly personalized care. We are a leading provider of analytics and insights that facilitate measurement and improvement of patient engagement and customer loyalty for healthcare organizations. Our heritage, proprietary methods, and holistic approach enable our partners to better understand the people they care for and design experiences that inspire loyalty and trust, while also facilitating regulatory compliance and the shift to population-based health management. Our end-to-end solutions enable our clients to understand what matters most to each person they serve – before, during, after, and outside of clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our ability to measure what matters most and systematically capture, analyze and deliver insights based on self-reported information from patients, families and consumers is critical in today’s healthcare market. We believe that access to and analysis of our extensive consumer-driven information is becoming more valuable as healthcare providers increasingly need to more deeply understand and engage the people they serve to build customer loyalty.

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

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways. Governments have implemented business and travel restrictions and recommended social distancing and other guidelines. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. At NRC, the vast majority of our associates are working remotely, and to date we have been capable of providing our services without significant disruption. We made our facilities available for associates to return to work effective July 1, 2021 at their discretion. The duration and severity of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time. Like many other companies, we have experienced higher attrition and higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. Based on the foregoing, we do not expect our recent revenue and earnings growth to be indicative of future expectations. We do, however, expect to have adequate sources of liquidity to meet our current and expected needs for the foreseeable future.

Results of Operations

The following tables set forth, for the periods indicated, selected financial information derived from our consolidated financial statements and the percentage change in such items versus the prior comparable period, as well as other key financial metrics. The discussion that follows the information should be read in conjunction with our consolidated financial statements.

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	(In thousands, except percentages) Three Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021	2022 over 2021
Revenue	$37,691	$37,767	(0.2)
Direct expenses	14,524	13,707	6.0
Selling, general, and administrative	10,762	9,523	13.0
Depreciation, amortization and impairment	1,296	1,399	(7.4)
Operating income	11,109	13,138	(15.4)
Total other income (expense)	(262)	(514)	(49.0)
Provision for income taxes	2,549	2,967	(14.1)
Effective Tax Rate	23.5%	23.5%	-

Operating margin	29.5%	34.8%	(15.2)

Revenue. Revenue in the 2022 period decreased compared to the 2021 period primarily due to the elimination of Canadian revenue of $660,000 due to the scheduled closure of the Canadian office in the 2022 period. Revenue in the US increased by $584,000 consisting of growth in recurring revenue in our existing client base of $2.9 million and non-recurring revenues of $103,000. This was partially offset by a decrease in US recurring revenue from new customer sales of $2.4 million.  We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses decreased $8,000 in the 2022 period compared to the 2021 period primarily from lower survey and other subscription services of $324,000 due to lower volumes partially offset by increased conference expenses of $296,000 due to higher room rental and audio-visual costs. Variable expenses as a percentage of revenue were 15.3% in the 2022 and 2021 periods. Fixed expenses increased $825,000 primarily as a result of increased salary and benefit costs to attract and retain associates of $674,000 and contracted services to support our clients and invest in workforce automation of $277,000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2022 period compared to the 2021 period primarily due to new marketing initiatives of $1.0 million to expand brand recognition and support sales development.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in the 2022 period compared to the 2021 period primarily due to certain software development and intangible assets being fully amortized after the 2021 period.

Operating income and margin. Operating income and margin decreased in the 2022 period compared to the 2021 period due to growth in salary and benefit costs to attract and retain associates including a new benefit addition, as well as additional investments in our workforce automation tools and new marketing initiatives.

Total other income (expense). Total other income (expense) decreased in the 2022 period compared to the 2021 period primarily due to lower interest expense from the declining balance on our term loan of $125,000 and a reduction in intercompany revaluation adjustments from changes in the Canadian to U.S. dollar foreign exchange rate of $84,000 due to closure of the Canadian office.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2022 period compared to the 2021 period primarily due to decreased taxable income as the effective tax rate remained consistent between periods.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	(In thousands, except percentages) Nine Months Ended September 30,		Percentage Increase (Decrease)
	2022	2021	2022 over 2021
Revenue	$113,424	$109,656	3.4
Direct expenses	43,062	38,184	12.8
Selling, general, and administrative	32,159	29,060	10.7
Depreciation, amortization and impairment	3,902	5,016	(22.2)
Operating income	34,301	37,396	(8.3)
Total other income (expense)	(958)	(1,266)	(24.3)
Provision for income taxes	8,184	8,297	(1.4)
Effective Tax Rate	24.5%	23.0%	6.5

Operating margin	30.2%	34.1%	(11.4)
Recurring Contact Value	$148,036	$151,525	(2.3)
Cash provided by operating activities	28,161	34,270	(17.8)

Revenue. Revenue in the 2022 period increased compared to the 2021 period due to an increase in US revenue of $5.3 million partially offset by decreased Canadian revenue of $1.5 million due to the scheduled closure of the Canadian office in the 2022 period. US revenue increased due to growth in recurring revenue in our existing client base of $11.5 million partially offset by decreases in US recurring revenue from new customer sales of $5.9 million and non-recurring revenues of $246,000.  We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses increased $525,000 in the 2022 period compared to the 2021 period due to growth in conference expenses of $1.4 million due to additional conferences being held in the 2022 period compared to the 2021 period and the shift to allow live or virtual attendance at conferences partially offset by lower survey and other subscription services of $906,000. Variable expenses as a percentage of revenue were 14.4% in the 2022 and 2021 periods. Fixed expenses increased $4.4 million primarily as a result of increased salary and benefit costs to attract and retain associates of $3.4 million, contracted services to support our clients and invest in workforce automation of $656,000 and increased travel costs of $326,000 due to COVID travel restrictions being lifted.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2022 period compared to the 2021 period primarily due to innovation investments to support further development of our Human Understanding Solutions of $1.3 million, new marketing initiatives of $1.4 million, increased travel costs of $500,000 due to COVID travel restrictions being lifted, new associate coaching benefit expense of $372,000, as well as increased business insurance costs of $303,000, partially offset by decreases in public company and other legal and accounting costs of $969,000.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in the 2022 period compared to the 2021 period primarily due to additional depreciation expense in 2021 from shortening the estimated useful lives of certain building assets of $403,000, incurring an ROU asset impairment of $324,000 from subleasing a remote office location in 2021 and a decrease of $392,000 due to certain software development and intangible assets being fully amortized after the 2021 period.

Operating income and margin. Operating income and margin decreased in the 2022 period compared to the 2021 period due to growth in salary and benefit costs to attract and retain associates including a new associate benefit, as well as additional investments in our Human Understanding Solutions, workforce automation tools and marketing initiatives.

Total other income (expense). Total other income (expense) decreased in the 2022 period compared to the 2021 period primarily due to lower interest expense from the declining balance on our term loan of $345,000.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2022 period compared to the 2021 period primarily due to decreased taxable income. The effective tax rate increased in the 2022 period compared to the 2021 period mainly due to decreased tax benefits from the exercise and vesting of share-based compensation awards of $316,000 and a 0.6% increase in our state tax rate which fluctuates based on the various apportionment factors and rates for the states we operate in.

Recurring Contact Value. Recurring contract value declined in the 2022 period compared to the 2021 period in part due to our strategy to focus on growing our digital core solutions, resulting in the elimination of certain legacy offerings. Our core digital solutions had 2.2% positive recurring contract value growth at September 30, 2022 compared to September 30, 2021. In addition, sales declined due to the difficulties of selling to our clients during the COVID-19 pandemic as well as increased turnover within our sales force. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Cash provided by operating activities. Cash provided by operating activities decreased mainly due changes in deferred revenue primarily due to timing of initial billings on new and renewal contracts, changes in income taxes receivable and payable due to the timing of income tax payments and decreased net income net of non-cash items. See the Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

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

As of September 30, 2022, our principal sources of liquidity included $28.4 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $75 million on our delayed draw term note. Of this cash, $2.7 million was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities decreased mainly due changes in deferred revenue, changes in income taxes receivable and payable and decreased net income net of non-cash items. These were partially offset by changes in trade accounts receivable which fluctuate with the timing of billing and collections and deferred contract costs due to a reduction in deferral of these costs which increased cash flow from operating activities.

We had a working capital surplus of $8.0 million and $33.3 million on September 30, 2022 and December 31, 2021, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in dividends payable, partially offset by increases in trade accounts receivable and decreases in accrued wages and bonuses and accrued expenses. Cash and cash equivalents decreased mainly due to repurchase of shares of our Common Stock for treasury. Dividends payable increased due to timing of declarations and payments of dividends. Trade accounts receivable increased due to timing of billing and collections. Accrued wages and bonuses decreased due to timing and growth of the year-end bonus. Accrued expenses decreased mainly due to payment of the deferred acquisition consideration. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to pay the deferred acquisition consideration, repurchase shares of our Common Stock for treasury, to pay dividends on Common Stock and to pay employee payroll tax withholdings on share-based awards exercised.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $15.0 million were paid in the nine months ended September 30, 2022. Dividends of $5.9 million were declared in the three months ended September 30, 2022 and paid in October 2022. The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

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

Capital Expenditures

We paid cash of $7.9 million for capital expenditures in the nine months ended September 30, 2022. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters of $2.5 million and $3.5 million, respectively. We estimate future costs related to our headquarters building renovations to be $3.1 million and $16.4 million in 2022 and 2023, respectively, which we expect to fund through operating cash flows.

Debt

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) was amended and restated on September 30, 2022 and includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $23,412,383 term loan (the “Term Loan”) and (iii) a $75,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund any permitted future business acquisitions or repurchases of our Common Stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan has an outstanding balance of $23.4 million and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (4.53% at September 30, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of September 30, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the nine-month periods ended September 30, 2022 or 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of September 30, 2022, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of September 30, 2022, we had fixed lease payments of $581,000 and $420,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.4 million as of September 30, 2022. See Note 4, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

As of September 30, 2022, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the Act”) was $164,000, which we expect to pay by the end of 2022.

Stock Repurchase Programs

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

During the three months ended September 30, 2022, we repurchased 87,135 shares of our Common Stock under the 2022 Program for an aggregate of $3.1 million. As of September 30, 2022, the remaining number of shares of Common Stock that could be purchased under the 2022 Program was 1,987,517 shares.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2022,our Board of Directors authorized the repurchase of up to 2,500,000 shares of Common Stock (the “2022 Program”).

Our Credit Agreement provides that, in order for us to pay dividends or repurchase our Common Stock, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of Common Stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2022	-	-	-	2,074,652
Aug 1 – Aug 31, 2022	72,149	36.02	72,149	2,002,503
Sep 1 – Sep 30, 2022	14,986	35.69	14,986	1,987,517
Total	87,135		87,135

(1)	We announced the 2022 Program on May 20, 2022, it provided for the repurchase of up to 2,500,000 shares of Common Stock, and it has no expiration date.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

(10.1)**	First Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated September 30, 2022

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)**	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 4, 2022	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)