Form 10-K
period 2022-12-31
NATIONAL RESEARCH CORP
filed 2023-03-03
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2022: $444,018,792.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 23, 2023: 24,594,390

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the expected impact of the conflict in Ukraine, and the expected impact of the COVID-19 pandemic, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The likelihood that the COVID-19 or other pandemic will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The likelihood that the ongoing Russian-Ukraine conflict will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

General

For more than 40 years, NRC Health has led the charge to humanize healthcare and support organizations in their understanding of each unique individual. NRC Health’s commitment to Human Understanding® helps leading healthcare systems get to know each person they serve not as point-in-time insights, but as an ongoing relationship. Guided by its uniquely empathic heritage, NRC Health’s patient-focused approach, unmatched market research, and emphasis on consumer preferences are transforming the healthcare experience, creating strong outcomes for patients and entire healthcare systems.

Our end-to-end solutions enable our clients to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our ability to measure what matters most and systematically capture, analyze, and deliver insights based on self-reported information from patients, families, and consumers is critical in today’s healthcare market. We believe access to and analysis of our extensive consumer-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships and build loyalty.

Our expertise includes the efficient capture, transmittal, analysis, and interpretation of critical data elements from millions of healthcare consumers. Using our solutions, our partners gain insights into what people think and feel about their organizations in real-time, allowing them to build on their strengths and implement service recovery with greater speed and personalization. We also provide legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. We partner with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

We have a broad and diversified client base that is distributed primarily across the United States. Our ten largest clients collectively accounted for 15%, 14%, and 14% of our total revenue in 2022, 2021 and 2020, respectively. Approximately 1%, 2% and 2% of our revenue was derived from foreign customers in 2022, 2021, and 2020, respectively.

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

Human Understanding Solutions

NRC Health recognizes that behind every person is a story. We help our partners get to know each person they serve - their behaviors, preferences, wants, and needs—not as point-in-time insights, but as an ongoing relationship.

With the complexity and demands associated with healthcare delivery today, seeing the whole picture is now more important than ever. The end-to-end Human Understanding solutions are designed to help capture and act on what matters most to patients and their families.

The Human Understanding solutions deliver the capabilities needed to turn strategic aspiration into action in critical focus areas. Each set of capabilities unlocks Human Understanding at the right time and place to improve care, enhance performance, and catalyze growth.

Our digital solutions consist of three primary solution categories which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization. The primary solution categories include Marketing, Reputation, and Experience.

Marketing Solutions – Our Marketing solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; real-time assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through real-time competitive assessments and enhanced segmentation tools. Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of approximately 300,000 healthcare consumers across the contiguous United States annually. Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer perception and preferences and optimize marketing strategies. Our Marketing solutions provide clients with on-demand tools to measure brand value and build brand equity in their markets, evaluate and optimize advertising efficacy and consumer recall, and tailor research to obtain the real time voice of customer feedback to support branding and loyalty initiatives.

Experience Solutions – Our Experience solutions are provided on a subscription basis via a cross-continuum multi-mode digital platform that collects and measures data and then delivers business intelligence that our clients utilize to improve patient experience, engagement and loyalty. Patient experience data can also be collected on a periodic basis using Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) compliant mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within our digital platform or independently as a legacy service offering. Our Experience solutions provide healthcare systems with the ability to receive and act on customer and employee feedback across all care settings in real-time. Experience solutions include patient experience, workforce engagement, health risk assessments, care transition, and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching insights.   By illuminating the complete care journey in real time, our clients can ensure each individual receives the care, respect, and experience they deserve. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement and increased customer loyalty.

Our Experience solutions also include tools to drive effective communication between healthcare providers and patients in the critical 24-72 hours post discharge using an automated discharge call workflow supported by our digital platform. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high-risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. Tracking, trending and benchmarking tools isolate the key areas for process improvement allowing organizations to implement changes and reduce future readmissions.

Reputation Solutions – Our Reputation solutions allow healthcare organizations to share a picture of their organization and ensure that timely and relevant content informs better consumer decision-making. Our star ratings tools enable our partners to publish a five-star rating metric and verified patient feedback derived from actual patient survey data to complement their online physician information. Sharing this feedback not only results in better-informed consumer decision-making but also has the ability to drive new patient acquisition and grow online physician reputation. Our reputation monitoring tool alerts our partners to ratings and reviews on third-party websites and provides workflows for response and service recovery. These solutions raise physician awareness of survey results and provide access to improvement resources and educational development opportunities designed to improve the way care is delivered.

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

Increasing contract value with existing clients. Our growth team actively identifies and pursues cross-sell opportunities for clients to add additional solutions in order to accelerate our growth. Organic contract value growth is also realized by the increased scope of solution adoption as the size of client organizations increase from market expansion and consolidation.

Adding new clients. We believe that there is an opportunity to add new clients across all solutions. Our sales organization is actively identifying and engaging new client prospects with a focus on demonstrating the economic value derived from adopting the portfolio of solutions in alignment with the prospect’s strategic objectives.

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

We generate the majority of our revenue from the renewal of subscription-based client service agreements, supplemented by sales of additional solutions to existing clients and the addition of new clients. Our sales activities are carried out by our growth team staffed with professional, trained sales associates.

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

We believe the primary competitive factors within our market include quality of service, timeliness of delivery, unique service capabilities, credibility of provider, industry experience, and price. We believe that our industry leadership position, exclusive focus on the healthcare industry, cross-continuum presence, comprehensive portfolio of solutions and relationships with leading healthcare providers position us to compete in this market.

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

We believe that our competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers and other healthcare organizations. Our history is based on capturing the voice of the consumer in healthcare markets. Our solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. This foundation has been enhanced through our digital platform offering that provides the delivery of data and insights on a real time basis to understand what matters most to each individual. Based on our more than 40 years of experience, we are able to deliver unique and relevant healthcare domain expertise to the clients we serve.

Established client base of leading healthcare organizations. Our client portfolio encompasses a majority of the leading healthcare systems across the United States. Over 270 of the top 400 healthcare systems based on net patient revenue are currently using one or more of our solutions. Our client base provides a unique network effect to share best practices among existing clients and to attract new clients. Our existing client base also provides a significant organic growth opportunity to upsell and cross sell additional solutions.

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

Comprehensive portfolio of solutions. Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. Our end-to-end solutions enable our clients to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of each individual. We partner with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

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

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer and President, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Our Chief Financial Officer, Kevin Karas, CPA, has extensive financial experience having served as CFO at two previous companies, along with healthcare experience at Rehab Designs of America, Inc. and NovaCare, Inc. Jona Raasch has served as our Chief Operating Officer for most of the last 31 years and as Chief Executive Officer of the Governance Institute for more than 15 years.  Helen Hrdy was appointed as our Chief Growth Officer in 2020.  Prior to this position Ms. Hrdy served as our Senior Vice President, Customer Success, for eight years.

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

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $4.3 trillion in 2021, or $12,914 per person. In total, health spending accounted for 18.3% of the nation’s Gross Domestic Product in 2021. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly.  In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

Human Capital

As of December 31, 2022, we employed a total of 491 associates. None of our associates are represented by a collective bargaining unit. The majority of our associates work remotely. We attract a passionate team of associates who care deeply about making a difference in advancing “Human Understanding” in healthcare. We consider our relationships with our associates to be good.

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients, although contracts with clients under unit-based arrangements generally have no minimum purchase commitments. Client contracts are generally cancelable on short notice without penalty, however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients collectively accounted for 15%, 14%, and 14% of our total revenue in 2022, 2021 and 2020, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with relatively small specialty research firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such specialty firms include Press Ganey, which we believe has significantly higher annual revenue than us, and three or four other firms that we believe have lower annual revenue than us. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. Furthermore, we do not have a publicly traded group of peers, which makes it difficult to compare and benchmark performance to other similar companies. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

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

We could be negatively impacted by the Coronavirus or “COVID-19” pandemic or other outbreaks or pandemics.

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways, including business and travel restrictions, recommended social distancing and other guidelines. During the COVID-19 pandemic or other outbreaks or pandemics, businesses, including our clients, may de-emphasize external business opportunities and restrict in-person meetings while shifting their attention toward addressing COVID-19 or pandemic planning, business disruptions, higher costs, and revenue shortfalls. We rely on third-party service providers and business partners, for services or supplies that are critical to providing our clients’ services. These third parties are also subject to risks and uncertainties related to the COVID-19 pandemic or similar outbreaks, which may interfere with their ability to provide their services in a timely manner and in accordance with the agreed-upon terms or our agreements, which could interfere with our ability to operate our business.

To the extent the COVID-19 pandemic or other similar outbreaks adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

We could be negatively impacted by the Russian-Ukraine conflict or similar global events.

The Russian-Ukraine conflict, and any expansion of the Russian-Ukraine conflict, could adversely affect our business and operations. We outsource certain software development services to third parties in the Ukraine. Since the onset of the active Russian-Ukraine conflict, our contractors have been able to continue their work.  However, those services could be more negatively impacted in the future.

Civil unrest, political instability or uncertainty, military activities, utility service breakdowns or broad-based sanctions, should they continue for the long term or escalate, could interrupt our contractors’ ability to provide services and require our associates to perform the services or replace the contractors which could have an adverse effect on our operations and financial performance, including higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or countersanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions.

General economic factors could adversely impact our profitability.

Negative changes in general economic conditions, in the geographic areas in which we operate may reduce our profitability. An economic downturn and inflationary pressures can reduce the demand for our services and result in termination as well as slower client payments or client defaults on receivables. Additionally, in 2022, we experienced increased costs including the costs of labor, contracted services, costs associated with our building improvements and equipment purchases and we expect elevated levels of inflation to continue in 2023. Inflation may increase our costs without a corresponding increase in our contract revenue due to fixed contract arrangements, which could result in decreased margins and profitability.

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance measurement and improvement services to our clients depends on our ability to collect large quantities of high-quality data through surveys. If survey operations are disrupted and we are unable to process surveys in a timely manner, then our revenue and net income could be negatively impacted. We outsource certain operations and engage third parties to perform work needed to fulfill our client services. For example, we use vendors to perform certain outreach and data collection services related to our survey operations. If any of these vendors cease to operate or fail to adequately perform the contracted services and alternative resources and processes are not utilized in a timely manner, our business could be adversely affected. The loss of any of our key vendors could impair our ability to perform our client services and result in lower revenues and income. It would also be time-consuming and expensive to replace, either directly or through other vendors, the services performed by these vendors, which could adversely impact revenues, expenses and net income. Furthermore, our ability to monitor and direct our vendors’ activities is limited. If their actions and business practices violate policies, regulations or procedures otherwise considered illegal, we could be subject to reputational damage or litigation which would adversely affect our business.

If receptivity to our survey methods by respondents declines, or, for some other reason, their willingness to complete and return surveys declines, or if we, for any reason, cannot rely on the integrity of the data we receive, then our revenue could be adversely affected with a corresponding effect on our operating and net income.

If intellectual property and other proprietary information technology were copied or independently developed by our competitors, our operating results could be negatively affected.

Our success depends in part upon our data collection process, research methods, data analysis techniques, and internal systems and procedures that we have developed specifically to serve clients in the healthcare industry. We do not hold patents for our intellectual property. Consequently, we rely on a combination of copyright, trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.

Failures, interruptions or deficiencies in our information technology and communications systems could negatively impact our business and operating results.

Our ability to provide timely and accurate performance measurement and improvement service to our clients is dependent, to a significant extent, upon the technology that we develop internally as well as the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our clients. The failure or deficiency of the technology we develop could negatively impact the willingness or ability for our clients to use our services and our ability to perform our services. Our failure to anticipate clients’ expectation and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop, we may not adapt quickly enough and may incur significant costs and delays that could harm our business. Additional costs could be incurred to further develop and improve our information technology platforms.

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

If we or our third-party service providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.

In connection with our client services, we and our third-party service providers receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical information of our clients’ patients, electronically over the internet. We or our third-party service providers may become the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third-parties, create system disruptions or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities.

In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

We were the target of an external cyber-attack in February 2020 (the “February incident”) which resulted in a temporary suspension of our services to clients.  One of our third-party service providers was the target of an external cyber-attack in December 2022 which resulted in a temporary suspension of certain services to our clients. In both instances no protected data was compromised or exfiltrated. We, and our service providers, will likely continue to be the target of other attempted cyber-attacks and security threats. Such cyber-attacks may subject us to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third-party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

We cannot ensure that we or our third-party service providers will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. We have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures.

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

Changes in privacy and information security laws and standards may require that we incur significant expense to ensure compliance due to increased technology investment and operational procedures. Noncompliance with any privacy or security laws and regulations, including, without limitation, HIPPA, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause client losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.  Even if cyber-attacks or other cybersecurity breaches do not result in noncompliance with privacy or security laws, the perception that such noncompliance may have occurred by our clients or in the news media may have an adverse impact on our stock price and could result in damage to our reputation or loss of clients, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Reputational harm could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain a positive reputation is critical to selling our services. Our reputation could be adversely impacted by any of the following (whether or not valid): the failure to maintain high ethical and social standards; the failure to perform our client services in a timely manner; violations of laws and regulations; failure to adequately preserve information security; and the failure to maintain an effective system of internal controls or to provide accurate and timely financial information. Damage to our reputation or loss of our clients’ confidence in our services for any of these, or any other reasons, could adversely impact our business, revenues, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

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

As of February 23, 2022, approximately 41.1% of our outstanding common stock was owned by the Trusts and approximately 50.8% of our outstanding common stock was held by the Trusts and other entities owned or controlled by members of Mr. Hays’ family. As a result, the Trusts and these other entities have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts and these other entities.

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

Like many other companies, we experienced higher attrition rates the last two years. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.

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

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet have been used for operations. Our credit facilities are secured by this property and our other assets. We are currently renovating the building and expect renovations to complete in 2024. In February 2021, we began leasing 19,300 square feet of space in Lincoln, Nebraska for our mail survey processing operations that were previously housed at our headquarters.

We are leasing 4,000 square feet of office space in Markham, Ontario through February 2024, which we vacated as of October 2022. In addition, we lease 1,000 square feet of office space in Bethel, Connecticut. We are subleasing as a sublessor 4,300 square feet of office space in Seattle, Washington. We were leasing 300 square feet of office space in Atlanta, Georgia on a month-to-month lease which we ended in February 2023.

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

Cash dividends in the aggregate amount of $20.9 million, $12.2 million and $5.3 million were declared in 2022, 2021 and 2020 respectively. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 14, 2023, there were approximately 10 shareholders of record and approximately 13,661 beneficial owners of our Common Stock.

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of up to 2,250,000 shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program (the “2006 Program”). In 2022, we repurchased all the remaining shares authorized for repurchase under the 2006 Program. In May 2022, our Board of Directors approved a new stock repurchase authorization of 2,500,000 shares of Common Stock (the “2022 Program”).

The table below summarizes repurchases of Common Stock during the three-month period ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

Oct 1 – Oct 31, 2022	—	—	—	1,987,517
Nov 1 – Nov 30, 2022	51,083	36.69	51,083	1,936,434
Dec 1 – Dec 31, 2022	11,990	36.96	11,990	1,924,444
Total	63,073		63,073

(1)	Shares were repurchased pursuant to the 2022 program.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our Common Stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. Because of the uniqueness of our markets and products and lack of publicly traded peers, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on December 31, 2017, and our relative performance is tracked through December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among National Research Corporation, the NASDAQ Composite Index
and the Russell 2000 Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
National Research Corporation
NASDAQ Composite
Russell 2000

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Russell Investment Group. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/17	12/18	12/19	12/20	12/21	12/22

National Research Corporation Common Stock (1)	100.00	105.36	184.87	120.42	118.22	108.51
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41

(1)Prior to a recapitalization that took place in 2018, our Common Stock was referred to as Class A Common Stock.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of significant factors relevant to our financial performance and condition. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Our purpose is to humanize healthcare and support organizations in their understanding of each unique individual. Our commitment to Human Understanding® helps leading healthcare systems get to know each person they serve not as point-in-time insights, but as an ongoing relationship. Our end-to-end solutions enable our clients to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our ability to measure what matters most and systematically capture, analyze, and deliver insights based on self-reported information from patients, families, and consumers is critical in today’s healthcare market. We believe access to and analysis of our extensive consumer-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships and build loyalty.

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. We partner with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

The outbreak of COVID-19, and the associated responses, have impacted our business in a variety of ways. Many businesses, including many of our clients, have de-emphasized external business opportunities and restricted in-person meetings while shifting their attention toward addressing COVID-19 planning, business disruptions, higher costs, and revenue shortfalls. The on-going impacts of the COVID-19 pandemic and associated impacts on our business, including the impact on our revenue, expenses, and cash flows, cannot be predicted at this time.

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

In March 2021, we changed our operating segments from six to one to reflect a change in the way we operated and managed our business, including changes to our corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. In connection with the revision to our operating segments, we performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event had not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2022.

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

Due to changes in our corporate reporting structure in 2021, certain associates moved between departments. As a result, the related salaries and benefits and company incentive expenses are included in Selling, general and administrative expenses in the 2022 and 2021 periods instead of Direct as in the 2020 periods. The total amount of the reclassified expenses approximates $1.9 million in 2021.

	(In thousands, except percentages) Year Ended December 31,			Percentage Increase (Decrease)
	2022	2021	2020	2022 over 2021	2021 over 2020
Revenue	$151,568	$147,954	$133,277	2.4	11.0
Direct expenses	57,049	52,350	49,187	9.0	6.4
Selling, general, and administrative	42,699	38,960	34,441	9.6	13.1
Depreciation, amortization and impairment	5,277	6,374	7,505	(17.2)	(15.1)
Operating income	46,543	50,270	42,677	(7.4)	17.8
Total other income (expense)	(3,728)	(1,649)	(1,210)	126.1	36.3
Provision for income taxes	11,015	11,155	4,207	(1.3)	165.2
Effective Tax Rate	25.7%	22.9%	10.1%	2.8	12.8

Operating Margin	30.7%	34.0%	32.0%	(3.3)	2.0
Recurring Contract Value	146,839	150,937	145,079	(2.7)	4.0
Cash provided by operating activities	36,265	46,344	40,636	(21.7)	14.0

Revenue. Revenue in 2022 increased compared to 2021 due to an increase in US revenue of $5.8 million partially offset by decreased Canadian revenue of $2.2 million due to the closure of the Canadian office in 2022. US revenue increased due to growth in recurring revenue in our existing client base of $13.1 million partially offset by decreases in US recurring revenue from new customer sales of $6.8 million and non-recurring revenues of $557,000.  We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses increased $584,000 in 2022 compared to 2021 primarily due to growth in conference expenses of $1.3 million due to additional conferences being held in 2022 compared to 2021 and the shift to allow live or virtual attendance at conferences partially offset by lower survey and other subscription services of $801,000. Variable expenses as a percentage of revenue were 14.4% in 2022 and 2021. Fixed expenses increased $4.1 million primarily as a result of increased salary and benefit costs to attract and retain associates of $3.3 million, contracted services to support our Human Understanding Solutions of $547,000 and increased travel costs of $376,000 due to COVID travel restrictions being lifted.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2022 compared to 2021 primarily due to innovation investments to support further development of our Human Understanding Solutions of $1.5 million, new marketing initiatives of $2.3 million, increased travel costs of $645,000 due to COVID travel restrictions being lifted, and new associate coaching benefit expense of $561,000, as well as increased business insurance costs of $405,000, partially offset by decreases in public company and other legal and accounting costs of $861,000.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses decreased in 2022 compared to 2021 primarily due to a decrease in building depreciation expense of $352,000 resulting from shortening the estimated useful lives of certain building assets, incurring a right-of-use asset impairment of $324,000 from subleasing a remote office location in 2021 and a decrease of $460,000 due to certain software development and intangible assets being fully amortized after 2021.

Operating income and margin. Operating income and margin decreased in 2022 compared to 2021 primarily due to growth in salary and benefit costs to attract and retain associates including a new associate benefit, as well as additional investments in our Human Understanding Solutions and marketing initiatives outpacing our revenue growth.

Total other income (expense). Total other expense increased in 2022 compared to 2021 primarily due the reclassification of the cumulative foreign currency translation adjustment of $2.6 million to other expense as a result of the substantial liquidation of our investment in our Canadian subsidiary in December 2022. Any future currency changes related to our Canadian subsidiary will be recognized in Other income (expense), net in our Consolidated Statements of Income. This expense was partially offset by a $458,000 decrease in interest expense due to the declining balance on our term loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in 2022 compared to 2021 primarily due to decreased taxable income. The effective tax rate increased in 2022 compared to 2021 mainly due to decreased tax benefits from share-based compensation awards of $540,000, the non-deductible reclassification of cumulative foreign currency translation adjustment into earnings of $539,000 and $383,000 in higher state income taxes. See Note 7, “Income Taxes,” to our Consolidated Financial Statements contained in this report for additional information on the change in the effective tax rates.

Recurring Contact Value. Recurring contract value declined in 2022 compared to 2021 primarily from a decrease in new client sales as well as a 2.0% decrease in our client retention rate partially due to our strategy to focus on our core digital solutions. The recurring contract value of our core digital solutions declined 1.1% at December 31, 2022 compared to December 31, 2021. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

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

As of December 31, 2022, our principal sources of liquidity included $25.0 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $75 million on our delayed draw term note. Of this cash, $78,000 was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our Common Stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation, amortization, and impairments, reclassification of cumulative foreign currency translation adjustment into earnings, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities decreased mainly due to decreased net income net of non-cash items. Cash provided by operating activities also decreased due to working capital changes, mainly consisting of changes in deferred revenue primarily due to timing of initial billings on new and renewal contracts and decreased overall recurring contract value and changes in accrued expenses, wages and bonuses mainly due to decreased bonuses, partially offset by changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance payment.

See the Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital surplus of $10.3 million and $33.3 million on December 31, 2022 and 2021, respectively. The change was primarily due to decreases in cash and cash equivalents and prepaid expenses partially offset by decreases in accrued wages and bonuses, accrued expenses and deferred revenue. Cash and cash equivalents decreased mainly due to repurchase of shares of our Common Stock for treasury. Prepaid expenses decreased primarily due to the timing of our annual business insurance payment. Accrued expenses decreased due to timing of payment for services and supplies. Accrued wages and bonuses decreased due to less bonuses being earned in 2022 and the final payment of employer social security taxes that were deferred due to the Coronavirus Aid, Relief, and Economic Security Act. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note, finance lease obligations and debt issuance costs. We also used cash to pay deferred acquisition consideration related to our 2021 acquisition of PatientWisdom, repurchase shares of our Common Stock for treasury, to pay dividends on Common Stock and to pay employee payroll tax withholdings on share-based awards exercised.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends in the aggregate amount of $20.9 million, $12.2 million and $5.3 million were declared in 2022, 2021 and 2020 respectively. All dividends were paid from cash on hand. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

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

Capital Expenditures

We paid cash of $9.8 million for capital expenditures in the year ended December 31, 2022. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters of $3.6 million and $5.1 million, respectively We estimate future costs related to our headquarters building renovations to be $16.1 million and $2.9 million in 2023 and 2024, respectively, which we expect to fund through operating cash flows.

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

The Term Loan has an outstanding balance of $22.3 million and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (6.10% at December 31, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of December 31, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during the years ended December 31, 2022 or 2021. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of December 31, 2022, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of December 31, 2022, we had fixed lease payments of $547,000 and $315,000 for operating and finance leases, respectively payable within 12 months. A summary of our operating and finance lease obligations as of December 31, 2022 can be found in Note 10, "Leases", to the Consolidated Financial Statements contained in this report.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.6 million as of December 31, 2022. See Note 7, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

As of December 31, 2022, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 was $82,000, which we expect to pay in the next year.

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

In February 2006 and subsequently amended in May 2013, our Board of Directors authorized the repurchase of up to 2,250,000 shares of Common Stock in the open market or in privately negotiated transactions under a stock repurchase program under the 2006 Program. In 2022, we repurchased all the remaining shares authorized for repurchase under the 2006 Program. In May 2022, our Board of Directors approved the 2022 Program with a repurchase authorization of 2,500,000 shares of Common Stock. Under the 2022 Program we are authorized to repurchase from time-to-time shares of our outstanding Common Stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The 2022 Program may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of Common Stock in connection with the 2022 Program. The 2022 Program has no set expiration date.

During 2022, we repurchased 744,499 shares of our Common Stock for an aggregate of $27.6 million, of which 168,943 shares were repurchased under the 2006 Program and 575,556 shares were repurchased under the 2022 Program. As of December 31, 2022, the remaining number of shares of Common Stock that could be purchased under the 2022 Program was 1,924,444 shares.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements we believe will have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposures are changes in foreign currency exchange rates and interest rates.

Our Canadian subsidiary uses Canadian dollars as its functional currency. It translates its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate its revenue and expenses at the average exchange rate during the period. We included foreign currency translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. During December 2022, we substantially liquidated our investment in Canada. As a result, we reclassified the cumulative foreign currency translation adjustment balance into earnings and recognized a net cumulative foreign currency translation loss of $2.6 million, which is included in Other income (expense), net in our Consolidated Statements of Income. Foreign currency translation gains (losses) were ($194,000), $24,000, and ($190,000) in 2022, 2021, and 2020, respectively. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income and amounted to ($65,000), $10,000, and ($333,000) in 2022, 2021, and 2020, respectively. The change is primarily the result of exchange rate fluctuation applied to an intercompany loan from our Canadian subsidiary which was paid off in September 2020. A portion of our cash in our Canadian subsidiary is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A sensitivity analysis assuming a hypothetical 10% change in the value of the U.S. dollar versus the Canadian dollar would impact our reported cash balance by approximately $8,000. Any future currency changes, related to our Canadian subsidiary will be recognized in Other income (expense), net in our Consolidated Statements of Income. However, due to the substantial liquidation of the subsidiary, we do not expect the amounts to be significant after 2022. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any currency exchange related derivative financial instruments.

We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Line of Credit. Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2022, our fixed-rate Term Loan totaled $22.3 million. Based on a sensitivity analysis, a one percent per annum change in market interest rates as of December 31, 2022, would impact the estimated fair value of our fixed-rate Term Loan outstanding at December 31, 2022 by approximately $470,000.

Borrowings under our Line of Credit and Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day SOFR plus 235 basis points. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $30.0 million and $75.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2022, or at any time during 2022. There were no borrowings outstanding under the Delayed Draw Term Note at December 31, 2022, or at any time during 2022. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the average daily borrowings and the maximum borrowings available under the Line of Credit for 2022 indicated that such a movement would not have a material impact on our consolidated financial position, results of operations or cash flows. We have not entered into any interest rate swaps or hedging transactions.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2022 included $142.0 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

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

Lincoln, Nebraska
March 3, 2023

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,026	$54,361
Trade accounts receivable, less allowance for doubtful accounts of $65 and $94, respectively	14,461	13,728
Prepaid expenses	2,386	3,884
Income taxes receivable	733	752
Other current assets	1,110	982
Total current assets	43,716	73,707

Net property and equipment	17,248	12,391
Intangible assets, net	1,611	1,790
Goodwill	61,614	61,614
Operating lease right-of-use assets	556	975
Deferred contract costs, net	2,441	3,772
Deferred income taxes	14	14
Other	3,261	3,277

Total assets	$130,461	$157,540

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,491	$4,278
Accounts payable	1,153	1,943
Accrued wages and bonuses	4,551	7,139
Accrued expenses	3,983	5,450
Dividends payable	2,956	3,044
Deferred revenue	15,198	17,213
Other current liabilities	1,085	1,321
Total current liabilities	33,417	40,388

Notes payable, net of current portion and unamortized debt issuance costs	17,690	22,269
Deferred income taxes	5,274	7,002
Other long-term liabilities	2,047	2,544
Total liabilities	58,428	72,203

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,922,181 in 2022 and 30,898,600 in 2021, outstanding 24,628,173 in 2022 and 25,361,409 in 2021	31	31
Additional paid-in capital	175,453	173,942
Retained earnings (accumulated deficit)	(25,184)	(36,112)
Accumulated other comprehensive loss, foreign currency translation adjustment	—	(2,375)
Treasury stock, at cost; 6,294,008 Common shares in 2022 and 5,537,191 Common shares in 2021	(78,267)	(50,149)
Total shareholders’ equity	72,033	85,337

Total liabilities and shareholders’ equity	$130,461	$157,540

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2022	2021	2020

Revenue	$151,568	$147,954	$133,277

Insurance recoveries	—	—	533

Operating expenses:
Direct	57,049	52,350	49,187
Selling, general and administrative	42,699	38,960	34,441
Depreciation, amortization and impairment	5,277	6,374	7,505
Total operating expenses	105,025	97,684	91,133

Operating income	46,543	50,270	42,677

Other income (expense):
Interest income	168	14	18
Interest expense	(1,209)	(1,667)	(1,813)
Reclassification of cumulative foreign currency translation adjustment into earnings	(2,569)	—	—
Other, net	(118)	4	585

Total other income (expense)	(3,728)	(1,649)	(1,210)

Income before income taxes	42,815	48,621	41,467

Provision for income taxes	11,015	11,155	4,207

Net income	$31,800	$37,466	$37,260

Earnings per share of common stock:
Basic earnings per share	$1.28	$1.47	$1.48
Diluted earnings per share	$1.27	$1.46	$1.45

Weighted average shares and share equivalents outstanding
Basic	24,922	25,422	25,170
Diluted	25,052	25,640	25,696

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2022	2021	2020

Net income	$31,800	$37,466	$37,260

Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	$(194)	$24	$(190)
Reclassification of cumulative foreign currency translation into earnings	2,569	—	—
Other comprehensive income (loss)	$2,375	$24	$(190)

Comprehensive income	$34,175	$37,490	$37,070

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2019	$30	$162,154	$(93,357)	$(2,209)	$(33,726)	$32,892
Purchase of 180,112 shares of treasury stock	—	—	—	—	(10,001)	(10,001)
Issuance of 630,373 common shares for the exercise of stock options	1	8,951	—	—	—	8,952
Forfeiture of 6,793 restricted common shares	—	—	—	—	—	—
Non-cash stock compensation expense	—	680	—	—	—	680
Dividends declared of $0.21 per common share	—	—	(5,278)	—	—	(5,278)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	(190)	—	(190)
Net income	—	—	37,260	—	—	37,260
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 153,005 shares treasury stock	—	—	—	—	(6,422)	(6,422)
Issuance of 116,753 common shares for the exercise of stock options	—	1,534	—	—	—	1,534
Non-cash stock compensation expense	—	623	—	—	—	623
Dividends declared of $0.48 per common share	—	—	(12,203)	—	—	(12,203)
Other comprehensive income, foreign currency translation adjustment	—	—	—	24	—	24
Net income	—	—	37,466	—	—	37,466
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 756,817 shares treasury stock	—	—	—	—	(28,118)	(28,118)
Issuance of 23,581 common shares for the exercise of stock options	—	311	—	—	—	311
Non-cash stock compensation expense	—	1,200	—	—	—	1,200
Dividends declared of $0.84 per common share	—	—	(20,872)	—	—	(20,872)
Other comprehensive income, foreign currency translation adjustment	—	—	—	(194)	—	(194)
Reclassification of cumulative foreign currency translation adjustment into earnings	—	—	—	2,569	—	2,569
Net income	—	—	31,800	—	—	31,800
Balances at December 31, 2022	$31	$175,453	$(25,184)	$—	$(78,267)	$72,033

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$31,800	$37,466	$37,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,277	6,374	7,505
Reclassification of cumulative translation adjustment into earnings	2,569
Deferred income taxes	(1,729)	(277)	(134)
Reserve for uncertain tax positions	488	310	185
Gain on insurance recoveries for damaged property	—	—	(260)
Loss on disposal of property and equipment	11	7	12
Non-cash share-based compensation expense	1,200	623	680
Change in assets and liabilities:
Trade accounts receivable	(733)	343	(2,271)
Prepaid expenses and other current and long-term assets	1,634	(842)	(827)
Operating lease assets and liability, net	(39)	(34)	16
Deferred contract costs, net	1,331	783	(351)
Accounts payable	(589)	4	(247)
Accrued expenses, wages and bonuses	(2,947)	(285)	1,370
Income taxes receivable and payable	6	484	(1,529)
Deferred revenue	(2,014)	1,388	(773)
Net cash provided by operating activities	36,265	46,344	40,636

Cash flows from investing activities:
Purchases of property and equipment	(9,835)	(5,514)	(3,984)
Acquisition consideration	—	(3,000)	—
Insurance proceeds for damaged property	—	—	260
Net cash used in investing activities	(9,835)	(8,514)	(3,724)

Cash flows from financing activities:
Payments on notes payable	(4,305)	(4,093)	(3,568)
Payment of debt issuance costs	(92)	—	(36)
Payments on finance lease obligations	(469)	(493)	(332)
Proceeds from the exercise of stock options	—	446	1,734
Payment of payroll tax withholdings on share-based awards exercised	(190)	(721)	(2,784)
Payment of deferred acquisition consideration	(1,950)	—	—
Repurchase of shares for treasury	(27,616)	(4,142)	—
Payment of dividends on common stock	(20,961)	(9,159)	(10,517)
Net cash used in financing activities	(55,583)	(18,162)	(15,503)

Effect of exchange rate changes on cash	(182)	3	(236)
Net increase (decrease) in cash and cash equivalents	(29,335)	19,671	21,173
Cash and cash equivalents at beginning of period	54,361	34,690	13,517
Cash and cash equivalents at end of period	$25,026	$54,361	$34,690

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,342	$1,554	$1,735
Income taxes	$12,233	$10,644	$5,217
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$—	$40	$817
Purchase of property and equipment in accounts payable and accrued expenses	$1,109	$979	$127
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$311	$1,088	$7,217
Deferred acquisition consideration	$—	$1,950	$—

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), is a leading provider of analytics and insights that facilitate measurement and improvement of the patient and employee experience while also increasing patient engagement and customer loyalty for healthcare organizations in the United States. Our purpose is to humanize healthcare and support organizations in their understanding of each person they serve not as point-in-time insights, but as an ongoing relationship We believe that understanding the story is the key to unlocking the highest-quality and truly personalized care. Our end-to-end solutions enable health care organizations to understand what matters most to each person they serve – before, during, after, and outside of clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our portfolio of solutions represents a unique set of capabilities that individually and collectively provide value to our clients.

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

Translation of Foreign Currencies

Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Our Canadian subsidiary uses Canadian dollars as its functional currency. We translate its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate its revenue and expenses at the average exchange rate during the period. We included foreign currency translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. During December 2022, we substantially liquidated our investment in Canada. As a result, we reclassified the cumulative foreign currency translation adjustment balance into earnings and recognized a net cumulative foreign currency translation loss of $2.6 million, which is included in Other income (expense), net in our Consolidated Statements of Income. Any future currency changes, will be recognized in Other income (expense), net in our Consolidated Statements of Income.

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

Subscription-based services - Services that are provided under subscription-based service agreements are usually for a twelve- month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed either annually or quarterly in advance but may also be billed on a monthly basis.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $454,000, $1.9 million and $3.7 million in the years ended December 31, 2022, 2021 and 2020, respectively. Deferred contract costs, net of accumulated amortization was $2.4 million and $3.8 million at December 31, 2022 and 2021, respectively. In 2021 we changed our sales compensation structure, reducing the incremental costs associated with obtaining a contract, decreasing the amount of incremental costs to defer and the balance of deferred contract costs. Total amortization by expense classification for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(In thousands)
Direct expenses	$146	$157	$272
Selling, general and administrative expenses	$1,625	$2,494	$2,970
Total amortization	$1,771	$2,651	$3,242

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $14,000, $31,000 and $63,000 for the years December 31, 2022, 2021 and 2020, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2020	$144	$46	$70	$120
Year Ended December 31, 2021	$120	$38	$64	$94
Year Ended December 31, 2022	$94	$19	$48	$65

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $3.6 million, $2.8 million and $2.7 million of costs incurred for the development of internal-use software for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We provide for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. We use the straight-line method of depreciation and amortization over estimated useful lives of two to ten years for furniture and equipment, three to five years for computer equipment, one to five years for capitalized software, and seven to forty years for our office building and related improvements. Software licenses are amortized over the term of the license.

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2022, 2021, or 2020.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to determine the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, we calculate the fair value using a market or income approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, then the intangible asset is written-down to its fair value. We did not recognize any impairments related to indefinite-lived intangibles during 2022, 2021 or 2020.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2022 and determined the fair value of our reporting unit likely exceeded the carrying value. No impairments were recorded during the years ended December 31, 2022 or 2021. A substantial portion of the revenue earned by our Canadian subsidiary was concentrated with one customer. While the customer exercised its option to extend its existing contract to September 2022, during December 2020 we chose not to enter into a new contract with this customer or otherwise extend the term of the contract beyond September 2022. We closed the Canada office at the end of the contract in September 2022.  As a result, we tested for impairment of the then Canada reporting unit’s goodwill at December 31, 2020. We recognized an impairment of $714,000 for the excess of the then Canada reporting unit’s carrying value over the fair value, using discounted cash flows.

In March 2021, we changed our operating segments from six to one to reflect a change in the way we operated and managed our business, including changes to our corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker. In connection with this change, our previous reporting units were combined into one reporting unit. We performed an interim qualitative analysis immediately before and after the reorganization and concluded that the fair value of our reporting units likely exceeded the carrying values and no impairments were recorded. Following the reorganization, we considered the current and expected future economic and market conditions, including the impact of the COVID-19 pandemic, on our reporting unit. We also assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2022.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2022, 2021, and 2020, we recorded income tax benefits relating to these tax credits of $36,000, $10,000, and $45,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

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

	2022	2021	2020
	(In thousands)
Amounts charged against income, before income tax benefit	$1,200	$623	$680
Amount of related income tax benefit	(436)	(919)	(6,764)
Net (benefit) expense to net income	$764	$(296)	$(6,084)

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $24.9 million and $6.3 million as of December 31, 2022, and 2021, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2022 or 2020. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2022
Money Market Funds	$24,927	$—	$—	$24,927
Total Cash Equivalents	$24,927	$—	$—	$24,927

As of December 31, 2021
Money Market Funds	$6,306	$—	$—	$6,306
Total Cash Equivalents	$6,306	$—	$—	$6,306

There were no transfers between levels during the years ended December 31, 2022 and 2021.

Our long-term debt described in Note 8 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2022	December 31, 2021
	(In thousands)
Total carrying amount of long-term debt	$22,315	$26,620
Estimated fair value of long-term debt	$21,668	$27,708

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU asset using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of December 31, 2022 and 2021, there was no indication of impairment related to these assets. As discussed above, we recognized an impairment of $714,000 for the then Canada reporting unit’s goodwill at December 31, 2020. We estimated the fair value of the Canada reporting unit using discounted cash flows based on management’s most recent projections which are considered level 3 inputs in the fair value hierarchy.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2022 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are self-insured for group medical and dental insurance.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance. We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance. In addition, we had aggregate claims loss coverage with a minimum aggregate deductible of $4.7 million, $3.2 million and $2.8 million, in 2022, 2021 and 2020, respectively. We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2022 and 2021, our accrual related to self-insurance was $424,000 and $406,000, respectively.

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

We had 83,070, 127,185 and 65,127 options of Common Stock for the years ended December 31, 2022, 2021 and 2020, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2022	2021	2020
	(In thousands, except per share data)
Numerator for net income per share - basic:
Net income	$31,800	$37,466	$37,260
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(16)	(18)	(57)
Net income attributable to common shareholders	$31,784	$37,448	$37,203
Denominator for net income per share - basic:
Weighted average common shares outstanding – basic	24,922	25,422	25,170
Net income per share – basic	$1.28	$1.47	$1.48
Numerator for net income per share - diluted:
Net income attributable to common shareholders for basic computation	$31,784	$37,448	$37,203
Denominator for net income per share - diluted:
Weighted average common shares outstanding – basic	24,922	25,422	25,170
Weighted average effect of dilutive securities – stock options	130	218	526
Denominator for diluted earnings per share – adjusted weighted average shares	25,052	25,640	25,696
Net income per share – diluted	$1.27	$1.46	$1.45

(2)	ACQUISITION

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2022 and 2021. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $119,000 are included in selling, general and administrative expenses for the year ended December 31, 2021.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2022, 2021 and 2020 based on timing of revenue recognition (In thousands):

	2022	2021	2020
Subscription services recognized ratably over time	$141,981	$137,008	$122,499
Services recognized at a point in time	4,231	3,216	2,932
Fixed, non-subscription recognized over time	3,134	3,065	2,907
Unit price services recognized over time	2,222	4,665	4,939
Total revenue	$151,568	$147,954	$133,277

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	December 31, 2022	December 31, 2021
Accounts receivables	$14,461	$13,728
Contract assets included in other current assets	$102	$99
Deferred revenue	$15,198	$17,213

Significant changes in contract assets and contract liabilities during the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022		2021
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(17,170)	$-	$(15,631)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,081	-	16,694
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(99)	-	(311)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	74	-	326
Increases due to revenue recognized in the period with additional performance obligations before invoicing	102	-	99	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2022 approximated $1.6 million of which $972,000, $621,000, and $15,000 is expected to be recognized during 2023, 2024, and 2025, respectively.

(4)	Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply either cost or equity method of accounting depending on the nature of our investment and our ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. Our investment of $1.3 million in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”) is included in non-current assets. It is not practicable for us to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. Therefore, it is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. We have a seat on PX's board of directors and our investment, which is not considered to be in-substance common stock, represents approximately 13.8% of the issued and outstanding equity interests in PX.

(5)	Property and Equipment

At December 31, 2022, and 2021, property and equipment consisted of the following:

	2022	2021
	(In thousands)
Furniture and equipment	$4,753	$4,901
Computer equipment	2,639	2,672
Computer software	29,876	27,828
Building	12,561	9,271
Leaseholds	502	502
Land	425	425
Property and equipment at cost	50,756	45,599
Less accumulated depreciation and amortization	33,508	33,208
Net property and equipment	$17,248	$12,391

Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2022, 2021, and 2020 was $5.1 million, $5.7 million, and $6.5 million, respectively. We capitalize interest expense on major construction and development projects while in progress. Interest capitalized for 2022 was $216,000. We did not capitalize interest in 2021 or 2020. There were no significant impairments in property and equipment during 2022, 2021, and 2020. However, we did shorten the useful lives of certain assets to reflect our best estimate of when assets are expected to be disposed of or replaced.

(6)	Goodwill and Intangible Assets

         Goodwill and intangible assets consisted of the following at December 31, 2022:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,192	9,132	60
Technology	3	-	7	1,959	1,599	360
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				12,723	12,303	420
Total intangible assets other than goodwill				$13,914	$12,303	$1,611

Goodwill and intangible assets consisted of the following at December 31, 2021:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,445	9,325	120
Technology	3	-	7	1,959	1,480	479
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				12,976	12,377	599
Total intangible assets other than goodwill				$14,167	$12,377	$1,790

The following represents a summary of changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 (in thousands):

Balance as of December 31, 2020	$57,255
Goodwill acquired	4,340
Foreign currency translation	19
Balance as of December 31, 2021	$61,614

There were no changes in goodwill during 2022 from the net carrying amount of $61,614 at December 31, 2021.

As discussed in Note 1, we recorded an impairment of $714,000 to the Canada reporting unit’s goodwill in December 2020.

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2022, 2021 and 2020 was $180,000, $320,000, and $318,000, respectively. Estimated future amortization expense for 2023, 2024, and 2025 is $140,000, $140,000 and $140,000, respectively. No amortization expense is projected beyond 2025.

(7)	Income Taxes

For the years ended December 31, 2022, 2021, and 2020, income before income taxes consists of the following:

	2022	2021	2020
	(In thousands)
U.S. Operations	$43,156	$48,145	$41,357
Foreign Operations	(341)	476	110
Income before income taxes	$42,815	$48,621	$41,467

Income tax expense consisted of the following components:

	2022	2021	2020
	(In thousands)
Federal:
Current	$9,988	$9,092	$3,546
Deferred	(1,427)	(224)	(308)
Total	$8,561	$8,868	$3,238

Foreign:
Current	$(90)	$143	$225
Deferred	—	(17)	(6)
Total	$(90)	$126	$219

State:
Current	$2,846	$2,197	$578
Deferred	(302)	(36)	172
Total	$2,544	$2,161	$750

Total	$11,015	$11,155	$4,207

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), we determined that we would no longer indefinitely reinvest the earnings of our Canadian subsidiary. Our Canadian subsidiary declared a deemed dividend to the Company for $1.4 million and $9.6 million in 2022 and 2020, respectively. Additionally, a withholding tax of 5% was paid for the dividend distribution. Due to the closure of the Canadian office, we also processed a return of capital from the Canadian subsidiary to the Company of $1.2 million.

We qualify for tax incentives through the Nebraska Advantage LB312 Act (“NAA”). The NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. For the year ended December 31, 2022, 2021 and 2020, adjustments for credits reduced operating expenses by approximately $510,000, $473,000 and $435,000, respectively. In addition, income tax credits of $36,000, $10,000 and $45,000 were recorded as a reduction to income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax (benefit) expense are summarized as follows:

	2022	2021	2020
	(In thousands)
Expected federal income taxes	$8,991	$10,210	$8,708
Foreign tax rate differential	(24)	26	6
State income taxes, net of federal benefit and state tax credits	2,100	1,531	607
Share-based compensation	(120)	(660)	(5,713)
Compensation limit for covered employees	—	—	463
Federal tax credits	(408)	(272)	(261)
Uncertain tax positions	22	254	157
Reclassification of cumulative translation adjustment into earnings	539	—	—
Goodwill Impairment	—	—	184
Withholding tax on repatriation of foreign earnings	(100)	8	18
GILTI	—	—	10
Other	15	58	28
	$11,015	$11,155	$4,207

Deferred tax assets and liabilities at December 31, 2022 and 2021, were comprised of the following:

	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$16	$24
Accrued expenses	691	687
Share-based compensation	1,072	740
Accrued bonuses	96	267
Employer payroll tax deferral	—	200
Uncertain tax positions	256	161
Research & experimental expenditures	856	—
Other	78	66
Gross deferred tax assets	3,065	2,145
Less valuation allowance	—	—
Deferred tax assets	3,065	2,145
Deferred tax liabilities:
Prepaid expenses	135	89
Deferred contract costs	601	945
Property and equipment	1,066	1,579
Intangible assets	6,523	6,338
Repatriation withholding	—	182
Deferred tax liabilities	8,325	9,133
Net deferred tax liabilities	$(5,260)	$(6,988)

In March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. As a result of the CARES Act, we had deferred $1.3 million of employer social security tax payments as of December 31, 2020. In accordance with the CARES Act, we paid half of this liability in December 2021, and paid the remaining $656,000 in December 2022. We have had no other impacts to our consolidated financial statements or related disclosures from the CARES Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. After evaluating the provisions included under the IRA, the Company does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

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

The Tax Act amended Section 174 rules for the federal tax treatment of research or experimental (“R&E”) expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize specified R&E expenditures over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research), beginning with the midpoint of the taxable year in which the expenses are paid or incurred.  Software development costs are expressly included in the definition of specified R&E expenditures after 2021. Due to this change in legislation the Company has deferred costs of $3.5 million for tax purposes, resulting in a deferred tax asset of $856,000 at December 31, 2022. The Company also recorded a deferred tax asset of $52,000 related to software development costs included in the overall fixed asset deferred tax liability.

We had an unrecognized tax benefit at December 31, 2022 and 2021, of $1.6 million and $1.1 million, respectively, excluding interest of $25,000 and $19,000 at December 31, 2022 and 2021, respectively. Of these amounts, $1.3 million and $918,000 at December 31, 2022 and 2021, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2022 and 2021 was as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2020	$768
Reductions due to lapse of applicable statute of limitations	(38)
Reductions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	345
Balance of unrecognized tax benefits at December 31, 2021	$1,075
Reductions due to lapse of applicable statute of limitations	(76)
Additions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	558
Balance of unrecognized tax benefits at December 31, 2022	$1,557

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada federal and provincial jurisdictions. Tax years 2019 and forward remain subject to U.S. federal examination. Tax years 2016 and forward remain subject to state examination. Tax years 2018 and forward remain subject to Canadian federal and provincial examination.

(8)	Notes Payable

Our long-term debt consists of the following:

	2022	2021
	(In thousands)
Term Loans	$22,315	$26,620
Less: current portion	(4,491)	(4,278)
Less: unamortized debt issuance costs	(134)	(73)
Notes payable, net of current portion	$17,690	$22,269

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

The amended Term Loan revised the remaining payments for the then existing outstanding balance at September 30, 2022 to monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (6.10% at December 31, 2022). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of December 31, 2022, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2022. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of December 31, 2022, we were in compliance with our financial covenants.

Scheduled maturities of notes payable at December 31, 2022 are as follows:

2023	$4,529
2024	4,762
2025	5,011
2026	5,271
2027	2,742

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our Common Stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of Common Stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2022, there were 707,862 shares of Common Stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,292,138 shares of Common Stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of Common Stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2022, there were 751,778 shares of Common Stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 1,048,222 shares of Common Stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2022, 2021 and 2020, we granted options to purchase 127,227, 101,091, and 70,471 shares of Common Stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2022	2021	2020
Expected dividend yield at date of grant	3.39%	2.15%	1.84%
Expected stock price volatility	35.52%	34.85%	33.62%
Risk-free interest rate	2.33%	0.91%	1.35%
Expected life of options (in years)	6.3	7.01	7.39

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

The following table summarizes stock option activity under 2006 Equity Incentive Plan and the 2004 Director Plan for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock
Outstanding at December 31, 2021	477,640	$30.88
Granted	127,227	$36.67
Exercised	23,581	$13.17
Outstanding at December 31, 2022	581,286	$32.86	5.44	$4,739
Exercisable at December 31, 2022	323,140	$26.97	3.55	$4,369

The following table summarizes information related to stock options for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Weighted average grant date fair value of stock options granted	$9.43	$12.55	$18.67
Intrinsic value of stock options exercised (in thousands)	$648	$3,535	$25,912
Intrinsic value of stock options vested (in thousands)	$4,369	$4,805	$1,965

As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million which was expected to be recognized over a weighted average period of 2.63 years.

There was $446,000 and $1.7 million in cash received from stock options exercised for the years ended December 31, 2021 and 2020, respectively. No cash was received for stock options exercised for the year ended December 31, 2022. We recognized $1.1 million, $607,000, and $680,000 of non-cash compensation for the years ended December 31, 2022, 2021, and 2020, respectively, related to options, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $160,000, $862,000, and $6.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

During 2021 we granted 12,698 non-vested shares of Common Stock under the 2006 Equity Incentive Plan. No shares of non-vested Common Stock were granted during the years ended December 31, 2022 or 2020. As of December 31, 2022, we had 12,698 non-vested shares of Common Stock outstanding under the 2006 Equity Incentive Plan. These shares vest five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $109,000, $17,000, and $23,000 of non-cash compensation for the years ended December 31, 2022, 2021, and 2020, respectively, related to this non-vested stock, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from vesting of restricted stock was $235,000 for the year ended December 31, 2020. No restricted stock vested during the years end December 31, 2022 and 2021.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2022:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	12,698	$42.92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2022	12,698	$42.92

As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock awards was approximately $327,000 and is expected to be recognized over a weighted average period of 3.00 years.

(10)	Leases

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2022 range from less than one year to 3.93 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 included (in thousands):

	2022	2021	2020
Operating leases	$527	$669	$600
Finance leases:
Asset amortization	462	489	355
Interest on lease liabilities	19	34	37
Variable lease cost	95	99	62
Short-term lease cost	87	59	42
Sublease income	(123)	(81)	—
Total net lease cost	$1,067	$1,269	$1,096

In 2020, we adjusted the useful life of the operating right of use assets associated with our Atlanta, Georgia and Markham, Ontario office leases based on the expectation that we will vacate the office space before the end of the lease term.

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2022	December 31, 2021
Operating leases:
Operating ROU assets	$556	$975

Current operating lease liabilities	522	493
Noncurrent operating lease liabilities	333	820
Total operating lease liabilities	$855	$1,313

	December 31, 2022	December 31, 2021
Finance leases:
Furniture and equipment	$1,042	$1,042
Computer Equipment	659	659
Computer Software	207	207
Property and equipment under finance lease, gross	1,908	1,908
Less accumulated amortization	1,537	1,074
Property and equipment under finance lease, net	$371	$834

Current obligations of finance leases	$311	$470
Noncurrent obligations of finance leases	39	348
Total finance lease liabilities	$350	$818

Weighted average remaining lease term (in years):
Operating leases	1.95	2.80
Finance leases	1.15	1.93

Weighted average discount rate:
Operating leases	3.97%	3.85%
Finance leases	3.54%	3.42%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$563	$680	$596
Operating cash flows from finance leases	18	34	36
Financing cash flows from finance leases	469	493	332

ROU assets obtained in exchange for operating lease liabilities	83	560	276
ROU assets obtained in exchange for finance lease liabilities	—	40	817

Undiscounted payments under non-cancelable finance and operating leases at December 31, 2022 were as follows (in thousands):

	Finance Leases	Operating Leases
2023	$315	$547
2024	23	227
2025	11	118
2026	10	—
2027	—	—
Thereafter	—	—
Total minimum lease payments	359	892
Less: Amount representing interest	9	37
Present value of minimum lease payments	350	855
Less: Current portion	311	522
Lease obligations, net of current portion	$39	$333

Undiscounted cash receipts due under the sublease agreement at December 31, 2022 are as follows (in thousands):

Operating Lease
2023	$122
2024	127
2025	65
Total minimum lease receipts	$314

(11)	Related Party

Mr. Hays, our Chief Executive Officer and director, is an owner of approximately 13% of the equity interests of Nebraska Global Investment Company LLC (“Nebraska Global”).  We purchased certain services from Don’t Panic Labs, LLC, which was a subsidiary of Nebraska Global for a portion of the year ended December 31, 2022.  The total value of these purchases was $196,000 in the year ended December 31, 2022.

A director who began serving on our board in May 2021, also served until her retirement at the end of 2021 as chief executive officer of Allina Health, a not-for-profit healthcare system. In connection with its routine business operations, Allina Health purchases certain of our products and services. Total revenue we earned from Allina Health in the year ended December 31, 2021 approximated $1.7 million.

A director, who served on our board through October 2021, also served as an officer and director of Ameritas Life Insurance Corp. (“Ameritas”) until January 2020 and continued to serve on the board of directors of Ameritas until October 2021. In connection with our regular assessment of our insurance-based associate benefits, which is conducted by an independent insurance broker, and the costs associated therewith, we purchase dental and vision insurance for certain of our associates from Ameritas. The total value of these purchases was $278,000 and $248,000 in 2021 and 2020 respectively.

A director, who served on our board through May 2020, also served as a board member of IMA Financial Group. In connection with our regular assessment of our liability coverage, during 2020 we began purchasing directors and officers and employment practices liability insurance through IMA Financial Group. Total payments for these services totaled $1.1 million in 2020.

During 2017, we acquired a cost method investment in convertible preferred stock of Practicing Excellence.com, Inc., a privately-held Delaware Corporation (“PX”), which is included in other non-current assets and is carried at cost, adjusted for changes resulting from observable price changes in orderly transactions of the same investment in PX, if any.  We also have an agreement with PX which commenced in 2016 under which we act as a reseller of PX services and PX receives a portion of the revenues. The total revenue earned from the PX reseller agreement in the years ended December 31, 2021 and 2020 was $35,000, and $294,000, respectively. We no longer earn revenue under this agreement after June 30, 2021 due to termination of the reseller agreement.

(12)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25.0% of the first 6.0% of compensation contributed by each associate. Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $588,000, $531,000, and $521,000 in 2022, 2021, and 2020, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Segment Information

In March 2021, we changed our operating segments from six to one to reflect a change in the way we operated and managed our business, including changes to our corporate reporting structure to the Company’s Chief Executive Officer and chief operating decision maker.

Our Canada office was closed in 2022. As a result, no Canadian revenue is expected to be generated after 2022. The table below presents entity-wide information regarding our revenue and assets by geographic area (in thousands):

	2022	2021	2020
Revenue:
United States	$150,775	$144,987	$130,305
Canada	793	2,967	2,972
Total	$151,568	$147,954	$133,277
Long-lived assets:
United States	$86,718	$83,722	$77,448
Canada	27	111	1,863
Total	$86,745	$83,833	$79,311
Total assets:
United States	$130,151	$153,879	$128,319
Canada	310	3,661	5,104
Total	$130,461	$157,540	$133,423

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive 2023 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2022.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	581,286	$32.86	1,459,640	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	581,286	$32.86	1,459,640

(1)	Includes our 2006 Equity Incentive Plan and 2004 Director Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 325,181 additional shares of restricted Common Stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 751,778 shares of Common Stock as of December 31, 2022. The Director Plan provides for granting options for 3,000,000 shares of Common Stock. Option awards through December 31, 2022 totaled 2,292,138 shares of Common Stock.

The remaining information required by this Item will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive 2023 Proxy Statement, and is incorporated herein by reference.

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

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.3)

Description of the Securities of the Registrant. [Incorporated by reference to Exhibit 4.3 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed on March 4, 2022 (File No. 001-35929)]

(10.1)

Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

(10.2)

First Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated September 30, 2022 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and filed on November 4, 2022 (File No. 001-35929)]

(10.3)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.4)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.5)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.15 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.6)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

Exhibit Number	Exhibit Description

(10.7)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and filed on November 5, 2021 (File No. 001-35929)]

(21)**	Subsidiary of National Research Corporation

(23)**	Consent of Independent Registered Public Accounting Firm

(31.1)**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)***	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

(104)**	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

*	A management contract or compensatory plan or arrangement.

**	Filed herewith.
***	Furnished herewith.

Item 16.	Form 10-K Summary

None.

All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2023.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	March 3, 2023
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	March 3, 2023
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 3, 2023
Donald M. Berwick

/s/ John N. Nunnelly	Director	March 3, 2023
John N. Nunnelly

/s/ Penny A. Wheeler	Director	March 3, 2023
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	March 3, 2023
Stephen H. Lockhart

/s/ Parul Bhandari	Director	March 3, 2023
Parul Bhandari