Form 10-Q
period 2023-03-31
NATIONAL RESEARCH CORP
filed 2023-05-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Common Stock, $.001 par value, outstanding as of April 26, 2023: 24,609,815

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2023

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the expected impact of the conflict in Ukraine, and the expected impact of the COVID-19 pandemic or other similar outbreak, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	The likelihood that the COVID-19 or other similar outbreak will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The likelihood that the ongoing Russian-Ukraine conflict will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,724	$25,026
Trade accounts receivable, less allowance for doubtful accounts of $65 and $65, respectively	14,220	14,461
Prepaid expenses	6,076	2,386
Income taxes receivable	110	733
Other current assets	1,042	1,110
Total current assets	45,172	43,716

Net property and equipment	19,486	17,248
Intangible assets, net	1,576	1,611
Goodwill	61,614	61,614
Deferred contract costs, net	2,235	2,441
Deferred income taxes	11	14
Operating lease right-of-use assets	450	556
Other	3,762	3,261
Total assets	$134,306	$130,461

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,546	$4,491
Accounts payable	1,378	1,153
Accrued wages and bonuses	4,977	4,551
Accrued expenses	3,815	3,983
Dividends payable	2,953	2,956
Income taxes payable	1,651	-
Deferred revenue	15,896	15,198
Other current liabilities	896	1,085
Total current liabilities	36,112	33,417

Notes payable, net of current portion and unamortized debt issuance costs	16,530	17,690
Deferred income taxes	4,894	5,274
Other long-term liabilities	2,105	2,047
Total liabilities	59,641	58,428

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,943,119 in 2023 and 30,922,181 in 2022, outstanding 24,599,815 in 2023 and 24,628,173 in 2022	31	31
Additional paid-in capital	176,057	175,453
Retained earnings (accumulated deficit)	(21,173)	(25,184)
Treasury stock, at cost; 6,343,304 and 6,294,008 common stock in 2023 and 2022, respectively	(80,250)	(78,267)
Total shareholders’ equity	74,665	72,033
Total liabilities and shareholders’ equity	$134,306	$130,461

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$36,473	$38,441

Operating expenses:
Direct	14,280	14,779
Selling, general and administrative	11,783	10,649
Depreciation and amortization	1,394	1,316
Total operating expenses	27,457	26,744

Operating income	9,016	11,697

Other income (expense):
Interest income	250	5
Interest expense	(241)	(317)
Other, net	(14)	48

Total other income (expense)	(5)	(264)

Income before income taxes	9,011	11,433

Provision for income taxes	2,047	2,894

Net income	$6,964	$8,539

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.28	$0.34
Diluted Earnings Per Share	$0.28	$0.34

Weighted average shares and share equivalents outstanding:
Basic	24,585	25,251
Diluted	24,738	25,390

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended March 31,
	2023	2022

Net income	$6,964	$8,539
Other comprehensive income:
Foreign currency translation adjustment	$-	$51
Other comprehensive income	$-	$51

Comprehensive income	$6,964	$8,590

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2022	$31	$175,453	$(25,184)	$(78,267)	$72,033
Purchase of 49,296 shares treasury stock	-	-	-	(1,983)	(1,983)
Issuance of 20,938 shares of common stock for the exercise of stock options	-	300	-	-	300
Non-cash stock compensation expense	-	304	-	-	304
Dividends declared of $0.12 per share of common stock	-	-	(2,953)	-	(2,953)
Net income	-	-	6,964	-	6,964
Balances at March 31, 2023	$31	$176,057	$(21,173)	$(80,250)	$74,665

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 166,962 shares treasury stock	-	-	-	-	(6,679)	(6,679)
Non-cash stock compensation expense	-	285	-	-	-	285
Dividends declared of $0.24 per share of common stock	-	-	(6,047)	-	-	(6,047)
Other comprehensive income, foreign currency translation adjustment	-	-	-	51	-	51
Net income	-	-	8,539	-	-	8,539
Balances at March 31, 2022	$31	$174,227	$(33,620)	$(2,324)	$(56,828)	$81,486

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31
	2023	2022
Cash flows from operating activities:
Net income	$6,964	$8,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394	1,316
Deferred income taxes	(377)	(498)
Reserve for uncertain tax positions	124	100
Non-cash share-based compensation expense	304	285
Net changes in assets and liabilities:
Trade accounts receivable	242	(2,164)
Prepaid expenses and other current assets	(4,117)	(989)
Deferred contract costs, net	206	274
Operating lease assets and liabilities, net	(32)	(4)
Accounts payable	171	(485)
Accrued expenses, wages and bonuses	(97)	(777)
Income taxes receivable and payable	2,273	3,215
Deferred revenue	698	(522)
Net cash provided by operating activities	7,753	8,290

Cash flows from investing activities:
Purchases of property and equipment	(3,199)	(2,542)
Net cash used in investing activities	(3,199)	(2,542)

Cash flows from financing activities:
Payments on notes payable	(1,114)	(1,060)
Payments on finance lease obligations	(115)	(125)
Proceeds from the exercise of share-based awards	301	-
Repurchase of shares for treasury	(1,972)	(6,679)
Payments of deferred acquisition consideration	-	(1,950)
Payment of dividends on common stock	(2,956)	(3,044)
Net cash used in financing activities	(5,856)	(12,858)

Effect of exchange rate changes on cash and cash equivalents	-	39
Change in cash and cash equivalents	(1,302)	(7,071)
Cash and cash equivalents at beginning of period	25,026	54,361
Cash and cash equivalents at end of period	$23,724	$47,290

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$329	$352
Income taxes	$27	$75
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$1,507	$168
Repurchase of shares for treasury in accounts payable and accrued expenses	$11	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our condensed consolidated balance sheet at December 31, 2022 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023.

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

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, National Research Corporation Canada. All significant intercompany transactions and balances have been eliminated.

Our Canadian subsidiary uses Canadian dollars as its functional currency. We translate its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate its revenue and expenses at the average exchange rate during the period. We included foreign currency translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity through December 2022. During December 2022, we substantially liquidated our investment in Canada. As a result, we reclassified the cumulative foreign currency translation adjustment balance into earnings in 2022. Currency translation changes after 2022 are recognized in Other income (expense), net in our Condensed Consolidated Statements of Income.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $163,000 and $234,000 in the three-month periods ended March 31, 2023 and 2022, respectively. Deferred contract costs, net of accumulated amortization was $2.2 million and 2.4 million at March 31, 2023 and December 31, 2022, respectively. Total amortization by expense classification for the three-month periods ended March 31, 2023 and 2022 was as follows:

	2023	2022
	(In thousands)
Direct expenses	$35	$36
Selling, general and administrative expenses	$326	$471
Total amortization	$361	$507

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $8,000 and $1,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the three-month periods ended March 31, 2023 and 2022 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Three months ended March 31, 2023	$65	$-	$1	$1	$65
Three months ended March 31, 2022	$94	$(27)	$-	$2	$69

Leases

We determine whether a lease is included in an agreement at inception. We recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for our operating leases under which we are lessee. Operating lease ROU assets are included in operating lease right-of-use assets in our condensed consolidated balance sheet. Finance lease assets are included in property and equipment. Operating and finance lease liabilities are included in other current liabilities and other long-term liabilities. Certain lease arrangements may include options to extend or terminate the lease. We include these provisions in the ROU asset and lease liabilities only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in direct expenses and selling, general and administrative expenses. Our lease agreements do not contain any residual value guarantees.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. Rent income from the sublessee is included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2023
Money Market Funds	$23,512	$-	$-	$23,512
Total Cash Equivalents	$23,512	$-	$-	$23,512

As of December 31, 2022
Money Market Funds	$24,927	$-	$-	$24,927
Total Cash Equivalents	$24,927	$-	$-	$24,927

There were no transfers between levels during the three months ended March 31, 2023.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2023	December 31, 2022
	(In thousands)
Total carrying amount of long-term debt	$21,201	$22,315
Estimated fair value of long-term debt	$20,777	$21,668

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2023 and December 31, 2022, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at March 31, 2023 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ended March 31, 2023 and 2022 based on timing of revenue recognition (in thousands):

	2023	2022
Subscription services recognized ratably over time	$34,433	$35,449
Services recognized at a point in time	1,176	1,181
Fixed, non-subscription recognized over time	655	586
Unit price services recognized over time	209	1,225
Total revenue	$36,473	$38,441

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	March 31, 2023	December 31, 2022
Accounts receivables	$14,220	$14,461
Contract assets included in other current assets	$153	$102
Deferred Revenue	$15,896	$15,198

Significant changes in contract assets and contract liabilities during the three-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	2023		2022
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,056)	$-	$(8,112)
Increases due to invoicing of client, net of amounts recognized as revenue	-	7,828	-	7,542
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(37)	-	(49)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(74)	-	51
Increases due to revenue recognized in the period with additional performance obligations before invoicing	88	-	22	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2023 approximated $549,000, of which $465,000, $69,000 and $15,000 are expected to be recognized during 2023, 2024 and 2025, respectively.

(3)	INCOME TAXES

The effective tax rate was 22.7% and 25.3% for the three-month periods ended March 31, 2023 and 2022, respectively. The effective tax rate decreased mainly due to increased tax benefits of $115,000 from the exercise of share-based compensation awards and lower state income taxes of approximately $265,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Loans	$21,201	$22,315
Less: current portion	(4,546)	(4,491)
Less: unamortized debt issuance costs	(125)	(134)
Notes payable, net of current portion	$16,530	$17,690

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

The Term Loan is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (6.88% at March 31, 2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of March 31, 2023, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2023. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of March 31, 2023, we were in compliance with our financial covenants.

(5)	SHARE-BASED COMPENSATION

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur. We refer to our restricted stock awards as “non-vested” stock in these condensed consolidated financial statements.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of common stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the non-employee director’s service.

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

During the three-month periods ended March 31, 2023 and 2022, we granted options to purchase 59,429 and 54,759 shares of common stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2023	2022
Expected dividend yield at date of grant	2.39%	3.22%
Expected stock price volatility	34.48%	34.55%
Risk-free interest rate	3.76%	1.60%
Expected life of options (in years)	8.0	8.0

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the three-month periods ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2022	581,286	$32.86
Granted	59,429	$38.93
Exercised	20,938	$14.35
Forfeited	-	$-
Outstanding at March 31, 2023	619,777	$34.07	5.81	$6,841
Exercisable at March 31, 2023	340,004	$28.84	3.67	$5,490

As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.7 million which was expected to be recognized over a weighted average period of 3.61 years.

There was $301,000 of cash received from stock options exercised for the three-month period ended March 31, 2023. There were no stock option exercises in the three-month period ended March 31, 2022. We recognized $276,000 and $257,000 of non-cash compensation for three-month periods ended March 31, 2023 and 2022, respectively, related to options, which is included in selling, general and administrative expenses.

We granted 12,698 non-vested shares of common stock under the 2006 Equity Incentive Plan during the three-month periods ended March 31, 2022. As of March 31, 2023, we had 12,698 non-vested shares of common stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized $27,000 of non-cash compensation for each of the three-month periods ended March 31, 2023 and 2022, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2023:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2023	12,698	$42.92

As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock awards was approximately $300,000 and is expected to be recognized over a weighted average period of 2.75 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at March 31, 2023:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at March 31, 2023	$62,328	714	$61,614

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,192	9,192
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,723	12,723
Accumulated amortization	(12,338)	(12,303)
Other intangible assets, net	$1,576	$1,611

(7)	PROPERTY AND EQUIPMENT

	March 31, 2023	December 31, 2022
	(In thousands)
Property and equipment	$54,352	$50,756
Accumulated depreciation	34,866	33,508
Property and equipment, net	$19,486	$17,248

(8)	EARNINGS PER SHARE

Basic net income per share was computed using the weighted-average shares of common stock outstanding during the period.

Diluted net income per share was computed using the weighted-average shares of common stock and, if dilutive, the potential common stock outstanding during the period. Potential shares of common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

We had 254,271 and 231,319 options of common stock for the three-month periods ended March 31, 2023 and 2022, respectively which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(In thousands)
Numerator for net income per share – basic:	$6,964	$8,539
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(4)	(5)
Net income attributable to common shareholders	6,960	8,534
Denominator for net income per share – basic:
Weighted average shares of common stock outstanding – basic	24,585	25,251
Net income per share – basic	$0.28	$0.34

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	6,960	8,534
Denominator for net income per share – diluted:
Weighted average shares of common stock outstanding – basic	24,585	25,251
Weighted average effect of dilutive securities – stock options	153	139
Denominator for diluted earnings per share – adjusted weighted average shares	24,738	25,390
Net income per share – diluted	$0.28	$0.34

(10)	Geographic Information

The tables below present entity-wide information regarding our revenue and assets by geographic area (in thousands):

	Three months ended March 31,
	2023	2022
Revenue:
United States	$36,473	$37,850
Canada	-	591
Total	$36,473	$38,441

	March 31, 2023	December 31, 2022
Long-lived assets:
United States	$89,123	$86,718
Canada	11	27
Total	$89,134	$86,745

Total assets:
United States	$133,993	$130,151
Canada	313	310
Total	$134,306	$130,461

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables set forth, for the periods indicated, selected financial information derived from our condensed consolidated financial statements and the percentage change in such items versus the prior comparable period, as well as other key financial metrics. The discussion that follows the information should be read in conjunction with our condensed consolidated financial statements.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	(In thousands, except percentages) Three Months Ended March 31,		Percentage Increase (Decrease)
	2023	2022	2023 over 2022
Revenue	$36,473	$38,441	(5.1)
Direct expenses	14,280	14,779	(3.4)
Selling, general, and administrative	11,783	10,649	10.6
Depreciation and amortization	1,394	1,316	5.9
Operating income	9,016	11,697	(22.9)
Total other income (expense)	(5)	(264)	(98.1)
Provision for income taxes	2,047	2,894	(29.3)
Effective Tax Rate	22.7%	25.3%	(2.6)

Operating margin	24.7%	30.4%	(5.7)
Recurring Contract Value	$146,686	$147,574	(0.6)
Cash provided by operating activities	7,753	8,290	(6.5)

Revenue. Revenue in the 2023 period decreased compared to the 2022 period with reductions in US revenue of $1.4 million and Canadian revenue of $591,000 due to the closure of our Canadian office. US recurring revenue in our existing client base decreased $913,000 which included $412,000 attributed to elimination of a non-core solution. US recurring revenue from new customer sales and non-recurring revenues also decreased $406,000 and $60,000, respectively. We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses decreased $548,000 in the 2023 period compared to the 2022 period primarily from lower conference expenses due to one less conference being held in 2023. Variable expenses as a percentage of revenue were 14.2% and 14.9% in the 2023 and 2022 periods, respectively. Fixed expenses increased $49,000 primarily due to an increase in contracted services to support our clients of $239,000 and increased travel costs of $102,000 partially offset by decreased salary and benefit costs of $307,000 from workforce attrition and automation.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses of $1.3 million to expand brand recognition and support sales development, increased salary and benefit costs of $455,000 in sales and client support, and increased travel costs of $262,000 partially offset by a reduction in innovation investments of $503,000 and decreased building demolition costs of $420,000 related to the remodel of our headquarters.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2023 period compared to the 2022 period primarily due to shortening the estimated useful lives of certain building assets.

Operating income and margin. Operating income and margin decreased in the 2023 period compared to the 2022 period primarily due to a decline in revenue and growth in marketing initiatives.

Total other income (expense). Total other income (expense) decreased in the 2023 period compared to the 2022 period primarily due to higher interest income of $246,000 from additional money market funds investments and lower interest expense from the declining balance on our term loan of $76,000 partially offset by intercompany revaluation adjustments from changes in the Canadian to U.S. dollar foreign exchange rate of $51,000 during the three-month period ended March 31, 2022.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2023 period compared to the 2022 period primarily due to decreased taxable income. The effective tax rate decreased primarily due to increased tax benefits of $115,000 from the exercise of share-based compensation awards and lower state income taxes of approximately $265,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

Recurring Contract Value. Recurring contract value declined in 2023 compared to 2022 primarily from our strategy to focus on our core digital solutions and a decrease in new sales. The recurring contract value of our core digital solutions increased 1.3% at March 31, 2023 compared to March 31, 2022. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

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

As of March 31, 2023, our principal sources of liquidity included $23.7 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $75 million on our delayed draw term note. Of this cash, $174,000 was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our common stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities decreased mainly due to decreased net income net of non-cash items. Cash provided by operating activities also decreased due to working capital changes, mainly consisting of changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance payment and other annual service agreements, partially offset by changes in income taxes receivable and payable due to timing of payments and deferred revenue primarily due to timing of initial billings on new and renewal contracts.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital surplus of $9.1 million and $10.3 million on March 31, 2023 and December 31, 2022, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in income taxes payable and deferred revenue, partially offset by increases in prepaid expenses. Cash and cash equivalents decreased mainly due to timing of payments of annual service agreements and repurchase of shares of our common stock for treasury. Income taxes payable increased due to the timing of payments. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to repurchase shares of our common stock for treasury and to pay dividends on common stock. This was partially offset by cash provided from the proceeds from the exercise of share-based awards.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $3.0 million were paid in the three months ended March 31, 2023. Dividends of $3.0 million were declared in the three months ended March 31, 2023 and paid in April 2023. The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $3.2 million for capital expenditures in the three months ended March 31, 2023. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $14.5 million and $2.9 million in 2023 and 2024, respectively, which we expect to fund through operating cash flows.

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

The Term Loan has an outstanding balance of $21.2 million and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (6.88% at March 31,2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of March 31, 2023, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2023. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, and (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of March 31, 2023, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of March 31, 2023, we had fixed lease payments of $474,000 and $210,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.7 million as of March 31, 2023. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

As of March 31, 2023, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 was $11,000, which we expect to pay in early 2024. Withholding tax of $72,000 was paid in the three-month period ended March 31, 2023, due to the deemed dividend and return of capital processed in 2022.

Stock Repurchase Program

In May 2022, our Board of Directors authorized the repurchase of 2,500,000 shares of common stock (the “2022 Program”). Under the 2022 Program we are authorized to repurchase from time-to-time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The 2022 Program may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of common stock in connection with the 2022 Program. The 2022 Program has no set expiration date.

During the three months ended March 31, 2023, we repurchased 49,296 shares of our common stock under the 2022 Program for an aggregate of $2.0 million. As of March 31, 2023, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,875,148 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. For additional information, see Note 1, under the heading “Commitments and Contingencies,” to our condensed consolidated financial statements. Regardless of the final outcome, any legal proceedings, claims, inquiries and investigations, however, can impose a significant burden on management and employees, may include costly defense and settlement costs, and could cause harm to our reputation and brand, and other factors.

ITEM 1A.	Risk Factors

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2022 our Board of Directors authorized the 2022 Program.

Our Credit Agreement provides that, in order for us to pay dividends or repurchase our common stock, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan 1 – Jan 31, 2023	44,721	39.81	44,721	1,879,723
Feb 1 – Feb 28, 2023	-	-	-	1,879,723
Mar 1 – Mar 31, 2023	4,575	42.02	4,575	1,875,148
Total	49,296		49,296

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended March 31, 2023, excise tax expense totaled $11,000.
(2)	Shares were repurchased pursuant to the 2022 Program.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 5, 2023	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)