Form 10-Q
period 2023-06-30
NATIONAL RESEARCH CORP
filed 2023-08-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Common Stock, $.001 par value, outstanding as of July 27, 2023: 24,567,754

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2023

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,496	$25,026
Trade accounts receivable, less allowance for doubtful accounts of $100 and $65, respectively	11,891	14,461
Prepaid expenses	5,554	2,386
Income taxes receivable	212	733
Other current assets	834	1,110
Total current assets	40,987	43,716

Net property and equipment	22,609	17,248
Intangible assets, net	1,541	1,611
Goodwill	61,614	61,614
Deferred contract costs, net	1,944	2,441
Deferred income taxes	8	14
Operating lease right-of-use assets	344	556
Other	4,580	3,261
Total assets	$133,627	$130,461

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,606	$4,491
Accounts payable	2,152	1,153
Accrued wages and bonuses	4,578	4,551
Accrued expenses	3,720	3,983
Dividends payable	2,949	2,956
Deferred revenue	14,828	15,198
Other current liabilities	903	1,085
Total current liabilities	33,736	33,417

Notes payable, net of current portion and unamortized debt issuance costs	15,358	17,690
Deferred income taxes	4,517	5,274
Other long-term liabilities	2,266	2,047
Total liabilities	55,877	58,428

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,963,119 in 2023 and 30,922,181 in 2022, outstanding 24,576,092 in 2023 and 24,628,173 in 2022	31	31
Additional paid-in capital	176,646	175,453
Retained earnings (accumulated deficit)	(16,849)	(25,184)
Treasury stock, at cost; 6,387,027 and 6,294,008 common stock in 2023 and 2022, respectively	(82,078)	(78,267)
Total shareholders’ equity	77,750	72,033
Total liabilities and shareholders’ equity	$133,627	$130,461

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$36,161	$37,292	$72,634	$75,734

Operating expenses:
Direct	13,309	13,758	27,589	28,537
Selling, general and administrative	11,966	10,748	23,750	21,397
Depreciation and amortization	1,521	1,290	2,915	2,606
Total operating expenses	26,796	25,796	54,254	52,540

Operating income	9,365	11,496	18,380	23,194

Other income (expense):
Interest income	273	14	523	19
Interest expense	(192)	(318)	(433)	(635)
Other, net	(2)	(128)	(15)	(81)

Total other income (expense)	79	(432)	75	(697)

Income before income taxes	9,444	11,064	18,455	22,497

Provision for income taxes	2,171	2,742	4,219	5,636

Net income	$7,273	$8,322	$14,236	$16,861

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.30	$0.33	$0.58	$0.67
Diluted Earnings Per Share	$0.29	$0.33	$0.58	$0.67

Weighted average shares and share equivalents outstanding:
Basic	24,578	25,083	24,582	25,166
Diluted	24,716	25,211	24,727	25,300

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income	$7,273	$8,322	$14,236	$16,861
Other comprehensive income (loss):
Foreign currency translation adjustment	--	(99)	--	(48)
Other comprehensive income (loss)	$--	$(99)	$--	$(48)

Comprehensive Income	$7,273	$8,223	$14,236	$16,813

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2022	$31	$175,453	$(25,184)	$(78,267)	$72,033
Purchase of 49,296 shares treasury stock	-	-	-	(1,983)	(1,983)
Issuance of 20,938 shares of common stock for the exercise of stock options	-	300	-	-	300
Non-cash stock compensation expense	-	304	-	-	304
Dividends declared of $0.12 per share of common stock	-	-	(2,953)	-	(2,953)
Net income	-	-	6,964	-	6,964
Balances at March 31, 2023	$31	$176,057	$(21,173)	$(80,250)	$74,665
Purchase of 43,723 shares treasury stock	-	-	-	(1,828)	(1,828)
Issuance of 20,000 shares of common stock for the exercise of stock options	-	284	-	-	284
Non-cash stock compensation expense	-	305	-	-	305
Dividends declared of $0.12 per share of common stock	-	-	(2,949)	-	(2,949)
Net income	-	-	7,273	-	7,273
Balances at June 30, 2023	$31	$176,646	$(16,849)	$(82,078)	$77,750

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30
	2023	2022
Cash flows from operating activities:
Net income	$14,236	$16,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,915	2,606
Deferred income taxes	(750)	(1,279)
Reserve for uncertain tax positions	229	205
Non-cash share-based compensation expense	609	619
Net changes in assets and liabilities:
Trade accounts receivable	2,570	614
Prepaid expenses and other current assets	(3,859)	(731)
Deferred contract costs, net	497	605
Operating lease assets and liabilities, net	(64)	(13)
Accounts payable	513	139
Accrued expenses, wages and bonuses	(459)	(718)
Income taxes receivable and payable	521	918
Deferred revenue	(370)	(1,715)
Net cash provided by operating activities	16,588	18,111

Cash flows from investing activities:
Proceeds from sale of equipment	1	-
Purchases of property and equipment	(7,539)	(3,886)
Net cash used in investing activities	(7,538)	(3,886)

Cash flows from financing activities:
Payments on notes payable	(2,236)	(2,127)
Payments on finance lease obligations	(230)	(242)
Proceeds from the exercise of share-based awards	584	-
Repurchase of shares for treasury	(3,791)	(22,154)
Payment of deferred acquisition consideration	-	(1,950)
Payment of dividends on common stock	(5,907)	(9,091)
Net cash used in financing activities	(11,580)	(35,564)

Effect of exchange rate changes on cash and cash equivalents	-	(48)
Change in cash and cash equivalents	(2,530)	(21,387)
Cash and cash equivalents at beginning of period	25,026	54,361
Cash and cash equivalents at end of period	$22,496	$32,974

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$647	$697
Income taxes	$4,219	$5,790
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$1,777	$807
Repurchase of shares for treasury in accounts payable and accrued expenses	$21	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $70,000 and $108,000 in the three-month periods ended June 30, 2023 and 2022, respectively. We deferred incremental costs of obtaining a contract of $233,000 and $342,000 in the six-month periods ended June 30, 2023 and 2022, respectively. Deferred contract costs, net of accumulated amortization was $1.9 million and $2.4 million at June 30, 2023 and December 31, 2022, respectively. Total amortization by expense classification for the periods ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
	(In thousands)
Direct Expenses	$43	$35	$78	$71
Selling, general and administrative expenses	312	404	638	875
Total amortization	$355	$439	$716	$946

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $7,000 and $400 for the three months ended June 30, 2023 and 2022, respectively and $15,000 and $1,000 in the six-month periods ended June 30, 2023 and 2022, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the six-month periods ended June 30, 2023 and 2022 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Six months ended June 30, 2023	$65	$113	$81	$3	$100
Six months ended June 30, 2022	$94	$(10)	$22	$3	$65

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

The following details our financial assets within the fair value hierarchy at June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2023
Money Market Funds	$22,256	$-	$-	$22,256
Total Cash Equivalents	$22,256	$-	$-	$22,256

As of December 31, 2022
Money Market Funds	$24,927	$-	$-	$24,927
Total Cash Equivalents	$24,927	$-	$-	$24,927

There were no transfers between levels during the six months ended June 30, 2023.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2023	December 31, 2022
	(In thousands)
Total carrying amount of long-term debt	$20,078	$22,315
Estimated fair value of long-term debt	$19,453	$21,668

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2023 and December 31, 2022, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at June 30, 2023 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and six-month periods ended June 30, 2023 and 2022 based on timing of revenue recognition (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Subscription services recognized ratably over time	$34,306	$35,480	$68,739	$70,930
Services recognized at a point in time	903	735	2,079	1,916
Fixed, non-subscription recognized over time	742	605	1,397	1,191
Unit price services recognized over time	210	472	419	1,697
Total revenue	$36,161	$37,292	$72,634	$75,734

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2023	December 31, 2022
Accounts receivables	$11,891	$14,461
Contract assets included in other current assets	$65	$102
Deferred Revenue	$14,828	$15,198

Significant changes in contract assets and contract liabilities during the six-month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	2023		2022
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(11,375)	$-	$(12,962)
Increases due to invoicing of client, net of amounts recognized as revenue	-	11,104	-	11,182
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(81)	-	(81)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(99)	-	63
Increases due to revenue recognized in the period with additional performance obligations before invoicing	44	-	45	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2023 approximated $4.5 million of which $1.5 million, $2.1 million, $673,000 and $266,000 are expected to be recognized during 2023, 2024, 2025 and 2026, respectively.

(3)	INCOME TAXES

The effective tax rate for the three-month periods ended June 30, 2023 decreased to 23.0% from 24.8% for the same period in 2022 mainly from increased tax benefits of $132,000 from the exercise of share-based compensation awards. The effective tax rate for the six-month period ended June 30, 2023 decreased to 22.9% compared to 25.1% for the same period in 2022 primarily due to increased tax benefits of $248,000 from the exercise of share-based compensation awards and lower state income taxes of approximately $259,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Loans	$20,078	$22,315
Less: current portion	(4,606)	(4,491)
Less: unamortized debt issuance costs	(114)	(134)
Notes payable, net of current portion	$15,358	$17,690

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.40% at June 30, 2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of June 30, 2023, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2023. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the amended Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of June 30, 2023, we were in compliance with our financial covenants.

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

During the six-month periods ended June 30, 2023 and 2022, we granted options to purchase 96,359 and 127,227 shares of common stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2023	2022
Expected dividend yield at date of grant	2.13%	3.39%
Expected stock price volatility	35.12%	35.52%
Risk-free interest rate	3.61%	2.33%
Expected life of options (in years)	6.9	6.3

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the six-month periods ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2022	581,286	$32.86
Granted	96,359	$40.55
Exercised	40,938	$14.27
Forfeited	-	$-
Outstanding at June 30, 2023	636,707	$35.22	5.99	$6,268
Exercisable at June 30, 2023	392,472	$30.26	4.61	$5,704

As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.9 million which was expected to be recognized over a weighted average period of 2.98 years.

There was $584,000 of cash received from stock options exercised for the six-month period ended June 30, 2023. There were no stock option exercises in the six-month period ended June 30, 2022. We recognized $278,000 and $307,000 of non-cash compensation for three-month periods ended June 30, 2023 and 2022, respectively, and $554,000 and $564,000 of non-cash compensation for the six-month periods ended June 30, 2023 and 2022, respectively, related to options, which is included in selling, general and administrative expenses.

No non-vested shares of common stock were granted under the 2006 Equity Incentive Plan during the six-month periods ended June 30, 2023 and June 30, 2022. As of June 30, 2023, we had 12,698 non-vested shares of common stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized non-cash compensation of $27,000 for each of the three-month periods ended June 30, 2023 and 2022, respectively, and $54,000 and $54,000 for the six-month periods ended June 30, 2023 and 2022, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2023:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2023	12,698	$42.92

As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock awards was approximately $273,000 and is expected to be recognized over a weighted average period of 2.5 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at June 30, 2023:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at June 30, 2023	$62,328	714	$61,614

Intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,192	9,192
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,723	12,723
Accumulated amortization	(12,373)	(12,303)
Other intangible assets, net	$1,541	$1,611

(7)	PROPERTY AND EQUIPMENT

	June 30, 2023	December 31, 2022
	(In thousands)
Property and equipment	$58,953	$50,756
Accumulated depreciation	36,344	33,508
Property and equipment, net	$22,609	$17,248

(8)	EARNINGS PER SHARE

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

We had 276,949 and 305,985 options of common stock for the three-month periods ended June 30, 2023 and 2022, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 265,673 and 287,655 options of common stock for the six-month periods ended June 30, 2023 and 2022, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$7,273	$8,322	$14,236	$16,861
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(4)	(4)	(7)	(9)
Net income attributable to common shareholders	7,269	8,318	14,229	16,852
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	24,578	25,083	24,582	25,166
Net income per share – basic	$0.30	$0.33	$0.58	$0.67
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	7,269	8,318	14,229	16,852
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	24,578	25,083	24,582	25,166
Weighted average effect of dilutive securities – stock options	138	128	145	134
Denominator for diluted earnings per share – adjusted weighted average shares	24,716	25,211	24,727	25,300
Net income per share - diluted	$0.29	$0.33	$0.58	$0.67

(10)	Geographic Information

The tables below present entity-wide information regarding our revenue and assets by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$36,161	$37,089	$72,634	$74,940
Canada	-	203	-	794
Total	$36,161	$37,292	$72,634	$75,734

	June 30, 2023	December 31, 2022
Long-lived assets:
United States	$92,632	$86,718
Canada	8	27
Total	$92,640	$86,745

Total assets:
United States	$133,371	$130,151
Canada	256	310
Total	$133,627	$130,461

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	(In thousands, except percentages) Three Months Ended June 30,		Percentage Increase (Decrease)
	2023	2022	2023 over 2022
Revenue	$36,161	$37,292	(3.0)
Direct expenses	13,309	13,758	(3.3)
Selling, general, and administrative	11,966	10,748	11.3
Depreciation and amortization	1,521	1,290	17.9
Operating income	9,365	11,496	(18.5)
Total other income (expense)	79	(432)	(118.3)
Provision for income taxes	2,171	2,742	(20.8)
Effective Tax Rate	23.0%	24.8%	(1.8)

Operating margin	25.9%	30.8%	(4.9)

Revenue. Revenue in the 2023 period decreased compared to the 2022 period with reductions in US revenue of $928,000 and Canadian revenue of $203,000 due to the closure of our Canadian office. US recurring revenue in our existing client base decreased $539,000. US recurring revenue from new customer sales decreased $468,000 and increased for non-recurring revenues of $79,000. We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses increased $399,000 in the 2023 period compared to the 2022 period primarily from higher conference expenses due to changes in volume and type of conferences being held, as well as increased survey contracted services. Variable expenses as a percentage of revenue were 14.4% and 12.9% in the 2023 and 2022 periods, respectively. Fixed expenses decreased $849,000 primarily due to decreased salary and benefit costs from workforce attrition and automation.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses of $906,000 to expand brand recognition and support sales development, increased salary and benefit costs of $659,000 in sales and client support partially offset by a reduction in innovation investments of $330,000.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2023 period compared to the 2022 period primarily due to shortening the estimated useful lives of certain building assets and increased software investment amortization.

Operating income and margin. Operating income and margin decreased in the 2023 period compared to the 2022 period primarily due to a decline in revenue and growth in marketing initiatives.

Total other income (expense). Total other income (expense) increased in the 2023 period compared to the 2022 period primarily due to higher interest income of $258,000 from additional money market funds investments, lower interest expense from the declining balance on our term loan of $127,000, and $111,000 difference in revaluation adjustments from changes in the Canadian to U.S. dollar foreign exchange rate.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2023 period compared to the 2022 period primarily due to decreased taxable income. The effective tax rate decreased primarily due to increased tax benefits of $132,000 from the exercise of share-based compensation awards.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

	(In thousands, except percentages) Six Months Ended June 30,		Percentage Increase (Decrease)
	2023	2022	2023 over 2022
Revenue	$72,634	$75,734	(4.1)
Direct expenses	27,589	28,537	(3.3)
Selling, general, and administrative	23,750	21,397	11.0
Depreciation and amortization	2,915	2,606	11.9
Operating income	18,380	23,194	(20.8)
Total other income (expense)	75	(697)	(110.8)
Provision for income taxes	4,219	5,636	(25.1)
Effective Tax Rate	22.9%	25.1%	(2.2)

Operating margin	25.3%	30.6%	(5.3)
Recurring Contact Value	$146,569	$147,732	(0.8)
Cash provided by operating activities	16,588	18,111	(8.4)

Revenue. Revenue in the 2023 period decreased compared to the 2022 period with reductions in US revenue of $2.3 million and Canadian revenue of $793,000 due to the closure of our Canadian office. US recurring revenue in our existing client base decreased $1.4 million which included $439,000 attributed to elimination of a non-core solution. US recurring revenue from new customer sales decreased $874,000 and increased for non-recurring revenues of $15,000. We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses decreased $149,000 in the 2023 period compared to the 2022 period primarily from lower conference expenses due to changes in volume and type of conferences being held. Variable expenses as a percentage of revenue were 14.3% and 13.9% in the 2023 and 2022 periods, respectively. Fixed expenses decreased $800,000 primarily due to decreased salary and benefit costs from workforce attrition and automation partially offset by contracted services to support our Human Understanding solutions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses of $2.2 million to expand brand recognition and support sales development, increased salary and benefit costs of $1.1 million in sales and client support, increased travel costs of $355,000 partially offset by a reduction in innovation investments of $833,000 and decreased building demolition costs of $548,000 related to the remodel of our headquarters.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2023 period compared to the 2022 period primarily due to additional depreciation expense from shortening the estimated useful lives of certain building assets and increased software investment amortization.

Operating income and margin. Operating income and margin decreased in the 2023 period compared to the 2022 period primarily due to a decline in revenue and growth in marketing initiatives.

Total other income (expense). Total other income (expense) increased in the 2023 period compared to the 2022 period primarily due to higher interest income of $504,000 from additional money market funds investments, lower interest expense from the declining balance on our term loan of $202,000, and $60,000 difference in revaluation adjustments from changes in the Canadian to U.S. dollar foreign exchange rate.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2023 period compared to the 2022 period primarily due to decreased taxable income. The effective tax rate decreased primarily due to increased tax benefits of $248,000 from the exercise of share-based compensation awards and lower state income taxes of approximately $259,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

Recurring Contract Value. Recurring contract value declined in 2023 compared to 2022 primarily from our strategy to focus on our core digital solutions. Our core solution recurring contract value increased slightly compared to the 2022 period. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

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

As of June 30, 2023, our principal sources of liquidity included $22.5 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and up to $75 million on our delayed draw term note. Of this cash, $214,000 was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our common stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities decreased mainly due to decreased net income net of non-cash items. Cash provided by operating activities also decreased due to working capital changes, mainly consisting of changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance payment and other annual service agreements, partially offset by changes in trade accounts receivable and deferred revenue primarily due to timing of initial billings on new and renewal contracts.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital surplus of $7.3 million and $10.3 million on June 30, 2023 and December 31, 2022, respectively. The change was primarily due to decreases in cash and cash equivalents, trade accounts receivable and income taxes receivable and increases in accounts payable, partially offset by increases in prepaid expenses. Cash and cash equivalents decreased mainly due to timing of payments of annual service agreements and repurchase of shares of our common stock for treasury. Income taxes receivable, accounts payable and prepaid expenses fluctuated due to the timing of payments. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment.

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

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $5.9 million were paid in the six months ended June 30, 2023. Dividends of $2.9 million were declared in the three months ended June 30, 2023 and paid in July 2023. The dividends were paid from cash on hand. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $7.5 million for capital expenditures in the six months ended June 30, 2023. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $9.1 million and $8.2 million in 2023 and 2024, respectively, which we expect to fund through operating cash flows.

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

The Term Loan has an outstanding balance of $20.1 million and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.40% at June 30, 2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of June 30, 2023, the Line of Credit did not have a balance. There were no borrowings on the Line of Credit during 2023. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the amended Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023 . We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of June 30, 2023, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of June 30, 2023, we had fixed lease payments of $383,000 and $97,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.8 million as of June 30, 2023. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

As of June 30, 2023, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 was $11,000, which we expect to pay in early 2024. Withholding tax of $72,000 was paid in the six-month period ended June 30, 2023, due to the deemed dividend and return of capital processed in 2022.

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

During the three months ended June 30, 2023, we repurchased 43,723 shares of our common stock under the 2022 Program for an aggregate of $1.8 million. As of June 30, 2023, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,831,425 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes repurchases of common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Apr 1 – Apr 30, 2023	-	-	-	1,875,148
May 1 – May 31, 2023	43,723	39.81	43,723	1,831,425
Jun 1 – Jun 30, 2023	-	-	-	1,831,425
Total	43,723		43,723

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended June 30, 2023, excise tax expense totaled $9,000.
(2)	Shares were repurchased pursuant to the 2022 Program.

ITEM 5.	Other Information

During the second quarter of 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(10.1)**	Second Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated June 16, 2023

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 4, 2023	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)