Form 10-Q
period 2023-09-30
NATIONAL RESEARCH CORP
filed 2023-11-09
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Common Stock, $.001 par value, outstanding as of November 3, 2023: 24,558,330

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2023

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the expected impact of global conflicts, and the expected impact of the COVID-19 pandemic or other similar outbreak, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	The likelihood that the COVID-19 or other similar outbreak will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The likelihood that ongoing global conflicts will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,828	$25,026
Trade accounts receivable, less allowance for doubtful accounts of $85 and $65, respectively	14,467	14,461
Prepaid expenses	5,738	2,386
Income taxes receivable	341	733
Other current assets	369	1,110
Total current assets	24,743	43,716

Net property and equipment	25,589	17,248
Intangible assets, net	1,506	1,611
Goodwill	61,614	61,614
Deferred contract costs, net	1,641	2,441
Deferred income taxes	4	14
Operating lease right-of-use assets	1,163	556
Other	3,876	3,261
Total assets	$120,136	$130,461

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable	$4,665	$4,491
Line of credit	5,000	-
Accounts payable	1,424	1,153
Accrued wages and bonuses	5,029	4,551
Accrued expenses	4,603	3,983
Dividends payable	2,947	2,956
Deferred revenue	16,238	15,198
Other current liabilities	899	1,085
Total current liabilities	40,805	33,417

Notes payable, net of current portion and unamortized debt issuance costs	14,164	17,690
Deferred income taxes	4,543	5,274
Other long-term liabilities	2,752	2,047
Total liabilities	62,264	58,428

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 30,956,479 in 2023 and 30,922,181 in 2022, outstanding 24,562,068 in 2023 and 24,628,173 in 2022	31	31
Additional paid-in capital	176,714	175,453
Retained earnings (accumulated deficit)	(36,482)	(25,184)
Treasury stock, at cost; 6,394,411 and 6,294,008 common stock in 2023 and 2022, respectively	(82,391)	(78,267)
Total shareholders’ equity	57,872	72,033
Total liabilities and shareholders’ equity	$120,136	$130,461

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$37,945	$37,691	$110,579	$113,424

Operating expenses:
Direct	14,633	14,524	42,222	43,062
Selling, general and administrative	11,802	10,762	35,552	32,159
Depreciation and amortization	1,555	1,296	4,469	3,902
Total operating expenses	27,990	26,582	82,243	79,123

Operating income	9,955	11,109	28,336	34,301

Other income (expense):
Interest income	256	15	779	34
Interest expense	(160)	(288)	(594)	(923)
Other, net	(12)	11	(27)	(69)

Total other income (expense)	84	(262)	158	(958)

Income before income taxes	10,039	10,847	28,494	33,343

Provision for income taxes	2,163	2,549	6,381	8,184

Net income	$7,876	$8,298	$22,113	$25,159

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.32	$0.34	$0.90	$1.01
Diluted Earnings Per Share	$0.32	$0.33	$0.89	$1.00

Weighted average shares and share equivalents outstanding:
Basic	24,560	24,716	24,574	25,014
Diluted	24,695	24,847	24,715	25,147

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income	$7,876	$8,298	$22,113	$25,159
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(185)	-	(233)
Other comprehensive income (loss)	$-	$(185)	$-	$(233)

Comprehensive Income	$7,876	$8,113	$22,113	$24,926

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2022	$31	$175,453	$(25,184)	$(78,267)	$72,033
Purchase of 49,296 shares treasury stock	-	-	-	(1,983)	(1,983)
Issuance of 20,938 shares of common stock for the exercise of stock options	-	300	-	-	300
Non-cash stock compensation expense	-	304	-	-	304
Dividends declared of $0.12 per share of common stock	-	-	(2,953)	-	(2,953)
Net income	-	-	6,964	-	6,964
Balances at March 31, 2023	$31	$176,057	$(21,173)	$(80,250)	$74,665
Purchase of 43,723 shares treasury stock	-	-	-	(1,828)	(1,828)
Issuance of 20,000 shares of common stock for the exercise of stock options	-	284	-	-	284
Non-cash stock compensation expense	-	305	-	-	305
Dividends declared of $0.12 per share of common stock	-	-	(2,949)	-	(2,949)
Net income	-	-	7,273	-	7,273
Balances at June 30, 2023	$31	$176,646	$(16,849)	$(82,078)	$77,750
Purchase of 7,384 shares treasury stock	-	-	-	(313)	(313)
Non-cash stock compensation expense	-	68	-	-	68
Dividends declared of $1.12 per share of common stock	-	-	(27,509)	-	(27,509)
Net income	-	-	7,876	-	7,876
Balances at September 30, 2023	$31	$176,714	$(36,482)	$(82,391)	$57,872

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$22,113	$25,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	4,469	3,902
Deferred income taxes	(721)	(1,765)
Reserve for uncertain tax positions	250	336
Non-cash share-based compensation expense	677	910
Loss on disposal of property and equipment	-	1
Net changes in assets and liabilities:
Trade accounts receivable	(6)	(1,655)
Prepaid expenses and other current assets	(3,257)	(97)
Deferred contract costs, net	800	988
Operating lease assets and liabilities, net	(75)	(9)
Accounts payable	230	(557)
Accrued expenses, wages and bonuses	493	127
Income taxes receivable and payable	392	660
Deferred revenue	1,040	161
Net cash provided by operating activities	26,405	28,161

Cash flows from investing activities:
Purchases of property and equipment	(12,009)	(7,869)
Proceeds from the sale of property and equipment	1	-
Net cash used in investing activities	(12,008)	(7,869)

Cash flows from financing activities:
Borrowings on line of credit	5,000	-
Payments on notes payable	(3,373)	(3,208)
Payment of debt issuance costs	(8)	-
Payments on finance lease obligations	(279)	(355)
Proceeds from the exercise of share-based awards	584	-
Payment of employee payroll tax withholdings on share-based awards exercised	-	(190)
Repurchase of shares for treasury	(4,100)	(25,299)
Payment of deferred acquisition consideration	-	(1,950)
Payments of dividends on common stock	(33,419)	(15,035)
Net cash used in financing activities	(35,595)	(46,037)

Effect of exchange rate changes on cash and cash equivalents	-	(224)
Change in cash and cash equivalents	(21,198)	(25,969)
Cash and cash equivalents at beginning of period	25,026	54,361
Cash and cash equivalents at end of period	$3,828	$28,392

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$600	$941
Income taxes	$6,484	$8,947
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	$311
Purchase of property and equipment in accounts payable and accrued expenses	$1,819	$242
Repurchase of shares for treasury in accounts payable and accrued expenses	$24	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $69,000 and $68,000 in the three-month periods ended September 30, 2023 and 2022, respectively. We deferred incremental costs of obtaining a contract of $301,000 and $410,000 in the nine-month periods ended September 30, 2023 and 2022, respectively. Deferred contract costs, net of accumulated amortization was $1.6 million and $2.4 million at September 30, 2023 and December 31, 2022, respectively. Total amortization by expense classification for the periods ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(In thousands)
Direct Expenses	$67	$40	$146	$111
Selling, general and administrative expenses	278	398	915	1,273
Total amortization	$345	$438	$1,061	$1,384

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $26,000 and $13,000 for the three months ended September 30, 2023 and 2022, respectively and $41,000 and $14,000 in the nine-month periods ended September 30, 2023 and 2022, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the nine-month periods ended September 30, 2023 and 2022 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Nine months ended September 30, 2023	$65	$100	$89	$9	$85
Nine months ended September 30, 2022	$94	$6	$37	$2	$65

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

The following details our financial assets within the fair value hierarchy at September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2023
Money Market Funds	$3,615	$-	$-	$3,615
Total Cash Equivalents	$3,615	$-	$-	$3,615

As of December 31, 2022
Money Market Funds	$24,927	$-	$-	$24,927
Total Cash Equivalents	$24,927	$-	$-	$24,927

There were no transfers between levels during the nine months ended September 30, 2023.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2023	December 31, 2022
	(In thousands)
Total carrying amount of long-term debt	$18,941	$22,315
Estimated fair value of long-term debt	$18,247	$21,668

The carrying amounts of accounts receivable, line of credit, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2023 and December 31, 2022, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at September 30, 2023 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and nine-month periods ended September 30, 2023 and 2022 based on timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Subscription services recognized ratably over time	$35,205	$34,907	$103,942	$105,822
Services recognized at a point in time	1,200	1,342	3,224	3,272
Fixed, non-subscription recognized over time	1,249	1,127	2,703	2,318
Unit price services recognized over time	291	315	710	2,012
Total revenue	$37,945	$37,691	$110,579	$113,424

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	September 30, 2023	December 31, 2022
Accounts receivables	$14,467	$14,461
Contract assets included in other current assets	$38	$102
Deferred Revenue	$16,238	$15,198

Significant changes in contract assets and contract liabilities during the nine-month periods ended September 30, 2023 and 2022 are as follows (in thousands):

	2023		2022
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(14,473)	$-	$(16,522)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,602	-	16,578
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(93)	-	(88)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(89)	-	104
Increases due to revenue recognized in the period with additional performance obligations before invoicing	29	-	8	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2023 approximated $10.7 million of which $822,000, $4.4 million, $3.0 million, $2.3 million and $138,000 are expected to be recognized during 2023, 2024, 2025, 2026 and 2027, respectively.

(3)	INCOME TAXES

The effective tax rate for the three-month period ended September 30, 2023 decreased to 21.5% from 23.5% for the same period in 2022 primarily due to lower state income taxes of $313,000 which fluctuate based on various apportionment factors and rates for the states we operate in partially offset by decreased tax benefits of $138,000 from the exercise of share-based compensation awards.

The effective tax rate for the nine-month period ended September 30, 2023 decreased to 22.4% compared to 24.5% for the same period in 2022 primarily due to lower state income taxes of approximately $572,000 and increased tax benefits of $110,000 from the exercise of share-based compensation awards.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Term Loans	$18,941	$22,315
Less: current portion	(4,665)	(4,491)
Less: unamortized debt issuance costs	(112)	(134)
Notes payable, net of current portion	$14,164	$17,690

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

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.66% at September 30, 2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of September 30, 2023, we had $5,000,000 of borrowings outstanding and the availability to borrow $25,000,000 on the Line of Credit. The weighted average borrowings on the Line of Credit for the three and nine-month periods ended September 30, 2023 was $543,000 and $183,000, respectively. The weighted average interest rate on borrowings on the Line of Credit for the three and nine-month periods ended September 30, 2023 was 7.68%. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the amended Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of September 30, 2023, we were in compliance with our financial covenants.

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

During the nine-month periods ended September 30, 2023 and 2022, we granted options to purchase 96,359 and 127,227 shares of common stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common stock on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

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

The following table summarizes stock option activity under the 2006 Equity Incentive Plans and the 2004 Director Plan for the nine-month periods ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2022	581,286	$32.86
Granted	96,359	$40.55
Exercised	40,938	$14.27
Forfeited	21,099	$40.52
Outstanding at September 30, 2023	615,608	$35.04	5.63	$6,642
Exercisable at September 30, 2023	392,472	$30.26	4.36	$5,968

As of September 30, 2023, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.5 million which was expected to be recognized over a weighted average period of 2.77 years.

There was $584,000 of cash received from stock options exercised for the nine-month period ended September 30, 2023. There was no cash received from stock option exercises in the nine-month period ended September 30, 2022. We recognized $198,000 and $264,000 of non-cash compensation for three-month periods ended September 30, 2023 and 2022, respectively, and $752,000 and $828,000 of non-cash compensation for the nine-month periods ended September 30, 2023 and 2022, respectively, related to options, which is included in selling, general and administrative expenses.

No non-vested shares of common stock were granted under the 2006 Equity Incentive Plan during the nine-month periods ended September 30, 2023 and 2022. As of September 30, 2023, we had 6,058 non-vested shares of common stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized non-cash compensation benefit of $130,000 and expense of $27,000 for the three-month periods ended September 30, 2023 and 2022, respectively, and benefit of $75,000 and expense of $82,000 for the nine-month periods ended September 30, 2023 and 2022, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2023:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	12,698	$42.92
Granted	-	-
Vested	-	-
Forfeited	(6,640)	42.92
Outstanding at September 30, 2023	6,058	$42.92

As of September 30, 2023, the total unrecognized compensation cost related to non-vested stock awards was approximately $117,000 and is expected to be recognized over a weighted average period of 2.3 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at September 30, 2023:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at September 30, 2023	$62,328	714	$61,614

Intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,192	9,192
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,723	12,723
Accumulated amortization	(12,408)	(12,303)
Other intangible assets, net	$1,506	$1,611

(7)	PROPERTY AND EQUIPMENT

	September 30, 2023	December 31, 2022
	(In thousands)
Property and equipment	$62,766	$50,756
Accumulated depreciation	37,177	33,508
Property and equipment, net	$25,589	$17,248

(8)	EARNINGS PER SHARE

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

We had 275,064 and 343,414 options of common stock for the three-month periods ended September 30, 2023 and 2022, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 268,838 and 306,446 options of common stock for the nine-month periods ended September 30, 2023 and 2022, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$7,876	$8,298	$22,113	$25,159
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(2)	(4)	(5)	(12)
Net income attributable to common shareholders	7,874	8,294	22,108	25,147
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	24,560	24,716	24,574	25,014
Net income per share – basic	$0.32	$0.34	$0.90	$1.01
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	7,874	8,294	22,108	25,147
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	24,560	24,716	24,574	25,014
Weighted average effect of dilutive securities – stock options	135	131	141	133
Denominator for diluted earnings per share – adjusted weighted average shares	24,695	24,847	24,715	25,147
Net income per share - diluted	$0.32	$0.33	$0.89	$1.00

(9)	GEOGRAPHIC INFORMATION

The tables below present entity-wide information regarding our revenue and assets by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$37,945	$37,691	$110,579	$112,631
Canada	-	-	-	793
Total	$37,945	$37,691	$110,579	$113,424

	September 30, 2023	December 31, 2022
Long-lived assets:
United States	$95,389	$86,718
Canada	4	27
Total	$95,393	$86,745

Total assets:
United States	$119,905	$130,151
Canada	231	310
Total	$120,136	$130,461

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	(In thousands, except percentages) Three Months Ended September 30,		Percentage Increase (Decrease)
	2023	2022	2023 over 2022
Revenue	$37,945	$37,691	0.7
Direct expenses	14,633	14,524	0.8
Selling, general, and administrative	11,802	10,762	9.7
Depreciation and amortization	1,555	1,296	20.0
Operating income	9,955	11,109	(10.4)
Total other income (expense)	84	(262)	132.1
Provision for income taxes	2,163	2,549	(15.1)
Effective Tax Rate	21.5%	23.5%	(2.0)

Operating margin	26.2%	29.5%	(3.3)

Revenue. Revenue in the 2023 period increased compared to the 2022 period with increased US revenue of $255,000. US recurring revenue in our existing client base increased $331,000. US recurring revenue from new customer sales decreased $282,000 and increased for non-recurring revenues of $205,000.

Direct expenses. Variable expenses increased $392,000 in the 2023 period compared to the 2022 period primarily from higher survey and other subscription services, as well as increased conference expenses mainly due to higher expenses per conference. Variable expenses as a percentage of revenue were 16.3% and 15.3% in the 2023 and 2022 periods, respectively. Fixed expenses decreased $283,000 primarily due to decreased salary and benefit costs from workforce reduction and automation partially offset by increased contracted services to support our Human Understanding solutions, increased sales tax expense from state tax incentive plan changes, and higher travel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses of $343,000 to expand brand recognition and support sales development, increased salary and benefit costs of $304,000 in sales and client support, increased legal fees of $241,000, and additional cyber security and various software services of $242,000.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2023 period compared to the 2022 period primarily due to shortening the estimated useful lives of certain building assets and increased software investment amortization.

Operating income and margin. Operating income and margin decreased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses and other costs exceeding growth in revenue.

Total other income (expense). Total other income (expense) increased in the 2023 period compared to the 2022 period primarily due to higher interest income of $241,000 from additional money market funds investments and lower interest expense from the declining balance on our term loan of $128,000. In future periods we expect total other income (expense) to decrease due to an expected decrease in interest income resulting from reduced money market fund investments and increased interest expense due to borrowings on our line of credit.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2023 period compared to the 2022 period primarily due to decreased taxable income. The effective tax rate decreased primarily due to lower state income taxes of $313,000 which fluctuate based on various apportionment factors and rates for the states we operate in partially offset by decreased tax benefits of $138,000 from the exercise of share-based compensation awards.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

	(In thousands, except percentages) Nine Months Ended September 30,		Percentage Increase (Decrease)
	2023	2022	2023 over 2022
Revenue	$110,579	$113,424	(2.5)
Direct expenses	42,222	43,062	(2.0)
Selling, general, and administrative	35,552	32,159	10.6
Depreciation and amortization	4,469	3,902	14.5
Operating income	28,336	34,301	(17.4)
Total other income (expense)	158	(958)	116.5
Provision for income taxes	6,381	8,184	(22.0)
Effective Tax Rate	22.4%	24.5%	(2.1)

Operating margin	25.6%	30.2%	(4.6)
Recurring Contact Value	$144,346	$148,036	(2.5)
Cash provided by operating activities	26,405	28,161	(6.2)

Revenue. Revenue in the 2023 period decreased compared to the 2022 period with reductions in US revenue of $2.1 million and Canadian revenue of $793,000 due to the closure of our Canadian office. US recurring revenue in our existing client base decreased $1.1 million which included $439,000 attributed to elimination of a non-core solution. US recurring revenue from new customer sales decreased $1.2 million and increased for non-recurring revenues of $225,000. We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses increased $243,000 in the 2023 period compared to the 2022 period primarily from higher survey and other subscription services partially offset by lower conference expenses due to one less large conference being held. Variable expenses as a percentage of revenue were 15.0% and 14.4% in the 2023 and 2022 periods, respectively. Fixed expenses decreased $1.1 million primarily due to decreased salary and benefit costs from workforce reduction and automation partially offset by increased contracted services to support our Human Understanding solutions and higher travel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2023 period compared to the 2022 period primarily due to growth in marketing initiative expenses of $2.6 million to expand brand recognition and support sales development, increased salary and benefit costs of $1.4 million in sales and client support, increased travel costs of $425,000, additional cyber security and various software services of $570,000 partially offset by a reduction in innovation investments of $941,000 and decreased building demolition costs of $605,000 related to the remodel of our headquarters.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2023 period compared to the 2022 period primarily due to additional depreciation expense from shortening the estimated useful lives of certain building assets and increased software investment amortization.

Operating income and margin. Operating income and margin decreased in the 2023 period compared to the 2022 period primarily due to a decline in revenue and growth in marketing initiatives and other costs.

Total other income (expense). Total other income (expense) increased in the 2023 period compared to the 2022 period primarily due to higher interest income of $745,000 from additional money market funds investments and lower interest expense from the declining balance on our term loan of $330,000. In future periods we expect total other income (expense) to decrease due to an expected decrease in interest income resulting from reduced money market fund investments and increased interest expense due to borrowings on our line of credit.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2023 period compared to the 2022 period primarily due to decreased taxable income. The effective tax rate decreased primarily due to lower state income taxes of approximately $572,000 which fluctuate based on various apportionment factors and rates for the states we operate in and increased tax benefits of $110,000 from the exercise of share-based compensation awards.

Recurring Contract Value. Recurring contract value declined in 2023 compared to 2022 primarily from our strategy to focus on our core digital solutions and a decline in new client sales. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

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

As of September 30, 2023, our principal sources of liquidity included $3.8 million of cash and cash equivalents, up to $25 million of unused borrowings under our line of credit and up to $75 million on our delayed draw term note. Of this cash, $189,000 was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our common stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities decreased mainly due to decreased net income net of non-cash items. Cash provided by operating activities also decreased due to working capital changes, mainly consisting of changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance payment and other annual service agreements, partially offset by changes in trade accounts receivable and deferred revenue primarily due to timing of initial billings on new and renewal contracts and changes in accounts payable due to timing of payments.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $16.1 million and surplus of $10.3 million on September 30, 2023 and December 31, 2022, respectively. The change was primarily due to decreases in cash and cash equivalents and other current assets and increases in the line of credit, accrued expenses, and deferred revenue, partially offset by increases in prepaid expenses. Cash and cash equivalents decreased and the line of credit increased mainly due to dividends paid and repurchases of shares of our common stock for treasury. Other current assets decreased due to state tax incentive adjustments and receipts received. Accrued expenses and prepaid expenses fluctuated due to the timing of payments. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements and furniture and equipment partially offset by the proceeds from the sale of property and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note and finance lease obligations. We also used cash to repurchase shares of our common stock for treasury and to pay dividends on common stock. This was partially offset by cash provided from the proceeds from the exercise of share-based awards and borrowings on the line of credit.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $33.4 million were paid in the nine months ended September 30, 2023, including $24.6 million related to a special dividend of $1.00 per share declared and paid during September 2023. Dividends of $2.9 million were declared in the three months ended September 30, 2023 and paid in October 2023. The dividends were paid from cash on hand and borrowings on the line of credit. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $12.0 million for capital expenditures in the nine months ended September 30, 2023. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $2.6 million and $12.3 million in 2023 and 2024, respectively, which we expect to fund through operating cash flows and borrowings on the line of credit.

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

The Term Loan has an outstanding balance of $18.9 million and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Line of Credit and the Delayed Draw Term Loan, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.66% at September 30, 2023). Interest on the Line of Credit accrues and is payable monthly. Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of September 30, 2023, we had $5,000,000 of borrowings outstanding and the availability to borrow $25,000,000 on the Line of Credit. The weighted average borrowings on the Line of Credit for the three and nine-month periods ended September 30, 2023 was $543,000 and $183,000, respectively. The weighted average interest rate on borrowings on the Line of Credit for the three and nine-month periods ended September 30, 2023 was 7.68%. There have been no borrowings on the Delayed Draw Term Loan since origination.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the amended Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023 . We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of September 30, 2023, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of September 30, 2023, we had fixed lease payments of $598,000 and $32,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $1.8 million as of September 30, 2023. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

As of September 30, 2023, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 was $10,000, which we expect to pay in early 2024. Withholding tax of $72,000 was paid in the nine-month period ended September 30, 2023, due to the deemed dividend and return of capital processed in 2022.

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

During the three months ended September 30, 2023, we repurchased 7,384 shares of our common stock under the 2022 Program for an aggregate of $310,000. As of September 30, 2023, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,824,041 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes repurchases of common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2023	1,698	42.02	1,698	1,829,727
Aug 1 – Aug 31, 2023	575	41.97	575	1,829,152
Sep 1 – Sep 30, 2023	5,111	41.94	5,111	1,824,041
Total	7,384		7,384

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended September 30, 2023, excise tax expense totaled $3,000.
(2)	Shares were repurchased pursuant to the 2022 Program.

ITEM 5.	Other Information

During the third quarter of 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 9, 2023	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Kevin R. Karas
Kevin R. Karas Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)