Form 10-K
period 2023-12-31
NATIONAL RESEARCH CORP
filed 2024-02-27
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023: $531,062,262.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 13, 2024: 23,854,428

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The likelihood that a pandemic will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The likelihood that global conflicts will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	Our ability to maintain effective internal controls;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

Our end-to-end solutions enable our clients to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our ability to measure what matters most and systematically capture, analyze, and deliver insights based on self-reported information from patients, families, and consumers is critical in today’s healthcare market. We believe access to, and analysis of, our extensive consumer-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships and build loyalty.

Our expertise includes the efficient capture, transmittal, analysis, and interpretation of critical data elements from millions of healthcare consumers. Using our solutions, our partners gain insights into what people think and how they feel about their organizations in real-time, allowing them to build on their strengths and implement service recovery with greater speed and personalization. We also provide legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

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

We have a broad and diversified client base that is distributed primarily across the United States. Our ten largest clients collectively accounted for 15%, 15%, and 14% of our total revenue in 2023, 2022 and 2021, respectively.

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

With the complexity and demands associated with healthcare delivery today, seeing the whole picture is now more important than ever. The end-to-end Human Understanding solutions are designed to help capture and act on what matters most to patients and their families, frontline employees, and the broader community hospitals and health systems serve.

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

Experience Solutions – Our Experience solutions are provided on a subscription basis via a cross-continuum multi-mode digital platform that collects and measures data and then delivers business intelligence that our clients utilize to improve patient experience, engagement, and loyalty. Patient experience data can also be collected on a periodic basis using Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) compliant mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within our digital platform or independently as a legacy service offering. Our Experience solutions provide healthcare systems with the ability to receive and act on customer and employee feedback across all care settings in real-time. Experience solutions include patient experience, employee engagement, health risk assessments, care transition, and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching insights. By illuminating the complete care journey in real time, our clients can ensure each individual receives the care, respect, and experience they deserve. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement and increased customer loyalty.

Our Experience solutions also include tools to drive effective communication between healthcare providers and patients in the critical 24-72 hours post discharge using an automated discharge call workflow supported by our digital platform. Through preference-based communications and real-time alerts, these solutions enable organizations to identify and manage high-risk patients to reduce readmissions, increase patient satisfaction and support safe care transitions. Tracking, trending, and benchmarking tools isolate the key areas for process improvement allowing organizations to implement changes and reduce future readmissions.

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

Adding new solutions. The need for effective solutions in the market segments that we serve is evolving to align with emerging healthcare consumerism trends. The evolving market creates an opportunity for us to introduce new solutions that leverage and extend our existing core competencies. We believe that there is an opportunity to drive sales growth with both existing and new clients, across all the market segments that we serve, through the introduction of new solutions.

Pursue strategic acquisitions and investments. We have historically complemented our organic growth with strategic acquisitions, having completed eight such transactions since 2001. These transactions have added new capabilities and access to market segments that are adjacent and complementary to our existing solutions and market segments. We believe that additional strategic acquisition and/or investment opportunities will exist from time to time to complement our organic growth by further expanding our service capabilities, technology offerings and end markets.

We generate the majority of our revenue from the renewal of subscription-based client service agreements, supplemented by sales of additional solutions to existing clients and the addition of new clients. Our sales activities are carried out by our growth team staffed with professional, trained sales associates.

We engage in marketing activities that enhance our brand visibility in the marketplace, generate demand for our solutions and engage existing clients. Strategic campaigns and programs focus on (1) ensuring coverage of prospective clients via targeted advertising and account-based campaigns, (2) elevating client value evidence and success stories to an executive level profile, (3) engaging key stakeholders with content, programming and events and (4) amplifying thought leadership through public and media relations programs that include earning placement in national media and trade publications, securing podium presentations at key industry events, and winning awards on behalf of us and our executives.

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

Established client base of leading healthcare organizations. Our client portfolio encompasses a majority of the leading healthcare systems across the United States. Over 260 of the top 400 healthcare systems based on net patient revenue are currently using one or more of our solutions. Our client base provides a unique network effect to share best practices among existing clients and to attract new clients. Our existing client base also provides a significant organic growth opportunity to upsell and cross sell additional solutions.

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

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer and President, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Helen Hrdy was appointed as our Chief Customer Officer in January 2024. Prior to this position Ms. Hrdy served as our Chief Growth Officer for three years and our Senior Vice President, Customer Success, for eight years. In January 2024, Jason Hahn, Christophe Louvion, and Andy Monnich joined our management team as Chief Revenue Officer, Chief Product Technology Officer and Chief Corporate Development Officer, respectively. They have track records of success in similar positions at leading healthcare information and technology companies such as Press Ganey, Perceptyx, Episource, PatientPop, and Practicing Excellence.

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

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $4.5 trillion in 2022, or $13,493 per person. In total, health spending accounted for 17% of the nation’s Gross Domestic Product in 2022. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly. In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

We believe that our current portfolio of solutions is uniquely aligned to address these healthcare market trends and related business opportunities. We provide tools and solutions to capture, interpret and improve the CAHPS data required by CMS as well as real time feedback that enables clients to better understand what matters most to people at key moments in their relationship with a health organization. Our solutions enable our clients to both satisfy patient survey compliance requirements and design experiences to build loyalty and improve the wellbeing of the people and communities they care for.

Human Capital

As of December 31, 2023, we employed a total of 435 associates. None of our associates are represented by a collective bargaining unit. Most of our associates work remotely. We attract a passionate team of associates who care deeply about making a difference in advancing “Human Understanding” in healthcare. We consider our relationships with our associates to be good.

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. Substantially all contracts are renewable annually at the option of our clients. Client contracts are generally cancelable on short notice without penalty; however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients collectively accounted for 15%, 15%, and 14% of our total revenue in 2023, 2022 and 2021, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare analytics and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with other firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors include Press Ganey, which we believe has significantly higher annual revenue than us, and several other firms that provide similar services in the market we serve. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. Furthermore, we do not have a publicly traded group of peers, which makes it difficult to compare and benchmark performance to other similar companies. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

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

We could be negatively impacted by outbreaks or pandemics.

In May 2023, the federal government lifted its Federal Public Health Emergency Declaration related to COVID-19. However, the continued spread of COVID-19, including its variants, together with any other outbreak of other contagious diseases or public heath environments could adversely affect our business, results of operations, financial condition, and stock price. While the risk of such similar outbreaks is unpredictable, and the extent of such risk is highly uncertain, the possibility of future outbreaks remains a risk that could have a material adverse effect on our business and it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

We could be negatively impacted by the global conflicts or similar events.

The aforementioned areas of conflict, and any expansion of such conflicts, could adversely affect our business and operations. We outsource certain software development services to third parties in the Ukraine. Since the onset of the active Russian-Ukraine conflict, our contractors have been able to continue their work. However, those services could be more negatively impacted in the future.

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

Negative changes in general economic conditions, in the geographic areas in which we operate may reduce our profitability. An economic downturn, a rise in interest rates, and inflationary pressures can reduce the demand for our services and result in terminations as well as slower client payments or client defaults on receivables. Additionally, in 2023, we experienced increased costs including salary and benefits costs in sales and client support, software costs, contracted services, costs associated with our building improvements and equipment purchases and we expect inflationary pressures to continue in 2024. Inflation may increase our costs without a corresponding increase in our contract revenue due to fixed contract arrangements, which could result in decreased margins and profitability.

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

Our ability to provide timely and accurate performance measurement and improvement service to our clients is dependent, to a significant extent, upon the technology that we develop internally as well as the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our clients. The failure or deficiency of the technology we develop and implement could negatively impact the willingness or ability for our clients to use our services and our ability to perform our services. Our failure to anticipate clients’ expectation and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop and implement, we may not adapt quickly enough and may incur significant costs and delays that could harm our business. Additional costs will be incurred to further develop and improve our information technology platforms.

Our systems and those of our external service providers could be exposed to damage or interruption from fire, natural disasters, which may increase in frequency and severity due to climate change, energy loss, telecommunication failure, security breach and computer viruses. An operational failure or outage in our information technology and communication systems or those of our external service providers, could result in loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges and damage to our reputation and may result in additional expense to repair or replace damaged equipment and recover data loss resulting from the interruption. Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and our disaster recovery planning may not account for all contingencies. Additionally, our insurance may not adequately compensate us for all losses or failures that may occur. Any one of the above situations could have a material adverse effect on our business, financial condition, results of operations and reputation.

If we or our third-party service providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information or Artificial Intelligence (“AI”) impacts our demand for, or providing of, services, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.

In connection with our client services, we and our third-party service providers receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical information of our clients’ patients, electronically over the internet. We or our third-party service providers may become the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities.

In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies, which is still in effect. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

We were the target of a cyber-attack in 2020, which resulted in temporary suspension of our services to clients. One of our third-party service providers was the target of a cyber-attack in December 2022, which resulted in a temporary suspension of certain services to our clients. In both instances no protected data was compromised or exfiltrated. We, and our service providers, will likely continue to be the target of other attempted cyber-attacks and security threats. Such cyber-attacks may subject us to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third-party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention. Any system failure, inability to upgrade or update, or security breach (including cyber-attacks) related to our information technology systems may also impact third parties that we rely on in our business and could result in a hinderance to the services provided by the Company or such third parties, as the case may be, and may have a material adverse effect on our business.

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

In addition, the adoption of AI and other emerging technologies may become significant to operational results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. We use AI for certain limited processes and expect our AI usage to increase in the future. However, if we are unable to successfully implement and utilize such emerging technologies as effectively as competitors or our customers are able to use AI as a replacement to our services, the Company may be negatively affected in the larger marketplace.

Some of our employees work remotely, which may increase the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity risks.

We have, and will continue to have, a portion of our employee population that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks. Our employees working remotely may expose us to cybersecurity risks through: (i) unauthorized access to sensitive information as a result of increased remote access, including our employees’ use of Company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential information, and (ii) increased exposure to phishing and other scams as cybercriminals may, among other things, install malicious software and access sensitive information. We believe that the increased number of employees working remotely has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

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

Ineffective internal controls could have a negative impact on our business, results of operations, and our reputation.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, including with the implementation of our internal controls in acquired companies, our business and operating results could be harmed and we could fail to meet our financial reporting obligations, which also could have a negative impact on our reputation.

Our growth strategy includes future acquisitions and/or investments which involve inherent risk.

In order to expand services or technologies to existing clients and increase our client base, we have historically, and may in the future, make strategic business acquisitions and/or investments that we believe complement our business. Acquisitions have inherent risks which may have material adverse effects on our business, financial condition, or results of operations, including, among other things: (1) failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; and (9) a write-off of goodwill, software development costs, client lists, other intangibles and amortization of expenses. If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition and results of operations. In addition, volatility in the equity markets could impair our financial position in general terms and our ability to effectively capitalize on potential merger and acquisition opportunities.

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

As of February 13, 2024, approximately 38.6% of our outstanding common stock was owned by the Trusts and approximately 46.2% of our outstanding common stock was held by the Trusts and other entities controlled by trustees or special power holders for the benefit of members of Mr. Hays’ family. As a result, the Trusts and these other entities, through the trustees or special power holders, have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trusts and these other entities.

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

The market price and trading volume of our common stock has historically been and may continue to be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

●	Variations in our financial performance and that of similar companies;
●	Regulatory and other developments that may impact the demand for our services;
●	Reaction to our press releases, public announcements and filings with the Securities and Exchange Commission;
●	Client, market and industry perception of our services and performance;
●	Actions of our competitors;
●	Changes in earnings estimates or recommendations by analysts who follow our stock;
●	Loss of key personnel;
●	Investor, management team or large shareholder sales of our stock;
●	Changes in accounting principles; and
●	Variations in general market, economic and political conditions or financial markets.

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

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer and President, or one or more of our other executive officers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully.

In January 2024, we announced the appointment of four newly created executive officer positions: Helen Hrdy as Chief Customer Officer, Jason Hahn as Chief Revenue Officer, Christophe Louvion as Chief Product Technology Officer, and Andy Monnich as Chief Corporate Development Officer. These newly appointed executives reflect one of our investments to achieve our strategic initiatives, which include capturing expanded market opportunities through serving clients across increasingly interconnected patient, customer, and employee experience markets. We may not be successful in achieving our strategic initiatives within the timeframe we expect or at all, such executives may leave, or we may not realize the expected benefits and results from compensation structures we have put in place. Additionally, Kevin R. Karas, our Senior Vice President Finance, Treasurer, Secretary and Chief Financial Officer has announced his retirement, effective March 31, 2024. The retirement of Mr. Karas may result in a lack of continuity or operational issues.

Like many other companies, we experienced higher attrition rates in the last three years. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.

Increases in income tax rates, changes in income tax laws or regulations, or unfavorable resolutions of tax matters could adversely impact our profitability.

We are subject to income tax in the United States. Our overall effective income tax rate is a function of the federal and local tax rates and the geographic mix of our income before taxes in the jurisdictions in which we operate. Changes in tax rates could negatively impact our net income. Tax laws and regulations, including rates of taxation, are subject to revisions by individual taxing jurisdictions. It is possible that these types of changes could materially impact our net income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits could materially differ from our historical income tax provisions, estimates and accruals and could materially adversely impact our financial statements for the period or periods which the statute of limitations is open.

Failure to comply with public company regulations could adversely impact our profitability.

As a public company, we are subject to the reporting requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Additionally, laws, regulations and standards relating to corporate governance and public disclosure are subject to varying interpretations and continue to develop and change. If we misinterpret or fail to comply with these rules and regulations, our legal and financial compliance costs and net income may be adversely affected.

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments to report pursuant to this item.

Item 1C.	Cybersecurity

We have a robust information security program to safeguard our information and systems as well as third parties that create, receive, or transmit our information or are critical to our operations. The controls within the program are constantly updated to adapt to technological advancements, regulatory changes, and operational needs, ensuring that we uphold our strict standards and unwavering commitment to maintaining confidentiality, integrity, and availability of our valuable information assets.

Risk management & strategy

Our information security program, including cybersecurity risk management is integrated into our overall Enterprise Risk Management Program (“ERMP”) framework. Our ERMP assesses strategic, operational, and environmental factors to identify key and emerging risks across the organization including cybersecurity risks. A key risk matrix is maintained to evaluate the potential impact of key risks and monitor the effectiveness of mitigation and controls. We, our customers, suppliers, and subcontractors face cybersecurity risks such as phishing, ransomware, zero-day exploits, malware attacks, and social engineering attacks. A cybersecurity incident impacting us or our subcontractors could materially adversely affect our performance and results of operations. For more information on about the cybersecurity risks we face, see the factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our cybersecurity risk management procedures encompass comprehensive administrative, technical, and physical security measures. Our Security Team meets, subscribes to intelligence sources, and actively participates in professional organizations to stay informed and have reliable access to the latest information on emerging threats and vulnerabilities. We utilize both internal tools and third-party resources to perform risk and vulnerability assessments, as well as penetration testing. This includes a comprehensive managed security service that operates 24/7, dedicated to scanning and analyzing potential threats. Our Contractors and Third Parties Policy requires certain vendors to undergo annual reviews including security assessments and site visits. Additionally, our subcontractor agreements require that they report any security incidents. Risk assessment results and recommendations are documented in our risk register, reported, and closely monitored by our security team. Annually, we engage independent auditors to issue a System and Organization Control (SOC) 2 - Type II report based on their examination of our critical systems used to provide services to our clients for the suitability of design and operating effectiveness of controls.

Governance

The Board of Directors has the responsibility to oversee our enterprise risk management framework and associated policies and procedures. The Audit Committee of the Board has been assigned the responsibility to inquire of management, the independent accountants and the internal auditor about significant risks and exposures, including risks and exposures relating to data privacy, information security, and cybersecurity, and assess the steps management has taken to minimize such risks and exposures; and to make recommendations to the Board, as and when appropriate, as to the scope, direction, investment levels, and execution of the our data privacy, information security and cybersecurity initiatives.

Our Enterprise Risk Management Committee (ERMC), which includes certain associates with data privacy, information security, and cybersecurity experience, supports our Board of Directors in this oversight. The ERMC reports to the Audit Committee of the Board of Directors. The ERMC manages the ERMP and provides regular updates to the Audit Committee regarding our key risk tolerance scorecard results and ERMP developments. Our Chief Security and Privacy Officer (“CSPO”) also reports to the Audit Committee on a regular basis, providing an Information Security Report, which includes information such as our information system risk profile, our top risk challenges, and security initiatives and strategies. Additionally, the ERMC communicates emerging risks and the mitigation of those risks to the Audit Committee, among other things. Significant cybersecurity matters, and strategic risk management decisions are elevated to the overall Board of Directors to enable oversight and guidance on critical cybersecurity issues.

Our CSPO, Dr. Cris V. Ewell is an ERMC member and has primary responsibility for our Information Security Program, including the maintenance and enforcement of our security policies. Dr. Ewell serves as an advisor to our leadership team, assisting them in optimizing security measures, mitigating risk, fortifying defenses, and minimizing vulnerabilities. Dr. Ewell develops written policies and procedures and conducts training to ensure our entire organization is well-protected. He is responsible for overseeing and executing the strategic plan for our data protection program, information security systems, compliance, computer networks and business continuance/disaster recovery. Additionally, Dr. Ewell actively participates in project management duties and manages information security integration efforts, working closely with internal teams, vendors, subcontractors, and clients. Dr. Ewell has over 25 years of experience in information security and spent over 20 years in CISO or equivalent roles. He previously held CISO positions at PEMCO Corporation, Seattle Children’s Hospital and University of Washington Medicine before joining us as our Chief Security and Privacy Officer. He has worked as an Adjunct Professor specializing in risk management and operational controls courses throughout his career. Dr. Ewell is an Associate Professor currently teaching graduate information and technology security courses at City University of Seattle. He was named as one of the Top 100 CISOs by CISOs Connect in 2021 and Becker’s Hospital Review CISO’s to know in 2018-2020.

Item 2.	Properties

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet have been used for operations. Our credit facilities are secured by this property and our other assets. We are currently renovating the building and expect renovations to be complete in 2025. In February 2021, we began leasing 19,300 square feet of space in Lincoln, Nebraska for our mail survey processing operations that were previously housed at our headquarters.

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

We have one class of outstanding capital stock, which is our common stock, par value $.001 per share. Our common stock trades on the NASDAQ Global Select Market under the symbol “NRC”.

Cash dividends in the aggregate amount of $36.3 million, $20.9 million, and $12.2 million were declared in 2023, 2022 and 2021 respectively. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 13, 2024, there were approximately 10 shareholders of record and approximately 13,981 beneficial owners of our common stock.

In May 2022, our Board of Directors authorized the repurchase of 2,500,000 shares of common stock (the “2022 Program”).

The table below summarizes repurchases of common stock during the three-month period ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

Oct 1 – Oct 31, 2023	14,823	41.91	14,823	1,809,218
Nov 1 – Nov 30, 2023	180,633	41.83	180,633	1,628,585
Dec 1 – Dec 31, 2023	166,281	41.02	166,281	1,462,304
Total	361,737		361,737

(1)	Shares were repurchased pursuant to the 2022 program.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. Because of the uniqueness of our markets and products and lack of publicly traded peers, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2018, and our relative performance is tracked through December 31, 2023.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/18	12/19	12/20	12/21	12/22	12/23

National Research Corporation Common Stock	100.00	175.47	114.29	112.20	102.99	112.89
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of significant factors relevant to our financial performance and condition. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment with other long-lived assets in the related asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review requires management to assess qualitative factors to determine whether an impairment may have occurred, which inherently involves management’s judgment. This assessment also requires a determination of the fair value of the asset, which often includes several significant estimates and assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment of goodwill or other intangible assets. See Notes 1 and 6 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods. At December 31, 2023, we assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event had not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2023.

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

	(In thousands, except percentages) Year Ended December 31,			Percentage Increase (Decrease)
	2023	2022	2021	2023 over 2022	2022 over 2021
Revenue	$148,580	$151,568	$147,954	(2)	2
Direct expenses	56,015	57,049	52,350	(2)	9
Selling, general, and administrative	46,621	42,699	38,960	9	10
Depreciation, amortization and impairment	5,899	5,277	6,374	12	(17)
Operating income	40,045	46,543	50,270	(14)	(7)
Total other income (expense)	(83)	(3,728)	(1,649)	(98)	126
Provision for income taxes	8,991	11,015	11,155	(18)	(1)
Effective Tax Rate	22%	26%	23%	(4)	3

Operating Margin	27%	31%	34%	(4)	(3)
Recurring Contract Value	141,855	146,839	150,937	(3)	(3)
Cash provided by operating activities	38,113	36,265	46,344	5	(22)

Revenue. Revenue in 2023 decreased compared to 2022 with reductions in US revenue of $2.2 million and Canadian revenue of $793,000 due to the closure of our Canadian office. US recurring revenue in our existing client base decreased $819,000 which included $439,000 attributed to elimination of a non-core solution. US recurring revenue decreased from new customer sales by $1.4 million and from non-recurring revenues by $4,000. We do not expect Canadian revenues in the future due to the closure of the Canadian office.

Direct expenses. Variable expenses increased $906,000 in 2023 compared to 2022 primarily from higher data collection expenses. Variable expenses as a percentage of revenue were 15% and 14% in 2023 and 2022, respectively. Fixed expenses decreased $1.9 million primarily due to decreased salary and benefit costs from workforce reduction and automation partially offset by increased contracted services to support our Human Understanding solutions and higher travel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2023 compared to 2022 primarily due to growth in marketing initiative expenses of $2.8 million to expand brand recognition and support sales development, increased salary and benefit costs of $1.5 million in sales and client support, increased travel costs of $512,000, additional technology services of $736,000 partially offset by a reduction in innovation investments of $1.1 million and decreased building demolition costs of $384,000 related to the remodel of our headquarters. We expect salary and benefit costs to increase in 2024 due to our new executive officer positions and changes to our commission structure, although we hope to have meaningful offsets from ongoing efficiency and cost controls.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses increased in 2023 compared to the 2022 period primarily due to additional depreciation expense from shortening the estimated useful lives of certain building assets and increased software investment amortization.

Operating income and margin. Operating income and margin decreased in 2023 compared to 2022 primarily due to a decline in revenue and growth in marketing and technology investments and higher data collection expenses.

Total other income (expense). Total other expense decreased in 2023 compared to 2022 primarily due to the reclassification of the cumulative foreign currency translation adjustment of $2.6 million to other expense as a result of the substantial liquidation of our Canadian subsidiary in December 2022. Interest income increased $652,000 from additional money market funds investments and interest expense decreased $347,000 from the declining balance on our term loan partially offset from interest expense due to drawing on the line of credit. In future periods we expect total other expense to increase due to an expected decrease in interest income resulting from reduced money market fund investments and increased interest expense due to borrowings on our line of credit and delayed draw term loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in 2023 compared to 2022 primarily due to decreased taxable income. The effective tax rate decreased primarily due to lower state income taxes of approximately $864,000 which fluctuate based on various apportionment factors and rates for the states we operate in, the non-deductible reclassification of the cumulative foreign currency translation adjustment of $539,000 in 2022 and increased tax benefits of $250,000 from the share-based compensation awards. See Note 7, “Income Taxes,” to our Consolidated Financial Statements contained in this report for additional information on the change in the effective tax rates.

Recurring Contact Value. Recurring contract value declined in 2023 compared to 2022 primarily from our strategy to focus on our core digital solutions and lower net sales, although the trend improved later in 2023. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of December 31, 2023, our principal sources of liquidity included $6.7 million of cash and cash equivalents, up to $30 million of unused borrowings under our line of credit and an additional $56 million on our delayed draw term note. Of this cash, $155,000 was held in Canada. The delayed draw term note can only be used to fund permitted future business acquisitions or repurchasing our common stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation, amortization, and impairments, reclassification of cumulative foreign currency translation adjustment into earnings, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities increased primarily due to working capital changes, mainly consisting of changes in deferred revenue and trade accounts receivable primarily due to timing of initial billings and collections for new and renewal contracts, changes in accrued expenses, wages and bonuses mainly due to decreased bonuses and reductions in accruals for paid time off due to a new unlimited plan, partially offset by changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance payment and growth in operating lease assets and liabilities due to changes in our leases and a reassessment. Cash provided by operating activities was also partially offset by decreased net income net of non-cash items.

See the Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $11.8 million and surplus of $10.3 million on December 31, 2023 and 2022, respectively. The change was primarily due to decreases in cash and cash equivalents and trade accounts receivable and an increase in the current portion of notes payable. These were partially offset by increases in prepaid expenses primarily due to the timing of our annual business insurance payment. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury. We also borrowed on our delayed draw term loan to fund the share repurchases which increased the current portion of notes payable. Trade accounts receivable decreased due to timing of billing and collections, as well decreases in our overall recurring contract value. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on December 31, 2023, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the term note, line of credit and finance lease obligations. We also used cash to repurchase shares of our common stock for treasury and to pay dividends on common stock. This was partially offset by cash provided from the proceeds from the exercise of share-based awards, borrowings on the line of credit and delayed draw term loan.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends in the aggregate amount of $36.3 million, $20.9 million and $12.2 million were declared in 2023, 2022 and 2021 respectively. Dividends were paid from cash on hand and borrowings on our line of credit. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

Capital Expenditures

We paid cash of $15.8 million for capital expenditures in the year ended December 31, 2023. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $11.6 million in 2024 and $1.4 million in 2025, which we expect to fund through operating cash flows and borrowings on the line of credit.

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

The outstanding balance on the Term Loan was $17.8 million at December 31, 2023 and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.68% at December 31, 2023). Interest on the Line of Credit and Delayed Draw Term Loan accrues and is payable monthly.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. The Line of Credit did not have a balance at December 31, 2023 and we had the availability to borrow $30,000,000. The weighted average borrowings on the Line of Credit for year ended December 31, 2023 was $1.7 million. The weighted average interest rate on borrowings on the Line of Credit during the year ended December 31, 2023 was 7.67%.

The outstanding balance on the Delayed Draw Term Loan was $19.0 million at December 31, 2023. Principal payments are due in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million is due in May 2027. We had the availability to borrow an additional $56.0 million on the Delayed Draw Term Loan at December 31, 2023.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023 . We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of December 31, 2023, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of December 31, 2023, we had fixed lease payments of $678,000 and $23,000 for operating and finance leases, respectively payable within 12 months. A summary of our operating and finance lease obligations as of December 31, 2023 can be found in Note 10, "Leases", to the Consolidated Financial Statements contained in this report.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million as of December 31, 2023. See Note 7, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

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

During 2023, we repurchased 462,140 shares of our common stock for an aggregate of $19.1 million under the 2022 Program. As of December 31, 2023, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,462,304 shares.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements we believe will have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is interest rate risk. Our future income, cash flows and fair values of financial instruments are impacted by changes in market interest rates. We have not purchased or used any derivative instruments or entered any hedging transactions. We are exposed to interest rate risk with both our fixed-rate Term Loan and variable rate Delayed Draw Term Note and Line of Credit.

Interest rate changes for borrowings under our fixed-rate Term Loan would impact the fair value of such debt, but do not impact earnings or cash flow. At December 31, 2023, our fixed-rate Term Loan totaled $17.8 million. Based on a sensitivity analysis, a hypothetical one percent per annum change in market interest rates as of December 31, 2023, would impact the estimated fair value of our fixed-rate Term Loan outstanding at December 31, 2023 by approximately $300,000.

Borrowings under our Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day SOFR plus 235 basis points. Interest rate changes for borrowings under our Delayed Draw Term Note and Line of Credit do not affect the fair value of the related debt but affect future earnings and cash flows. Borrowings under the Line of Credit and Delayed Draw Term Note may not exceed $30.0 million and $75.0 million, respectively. There were no borrowings outstanding under the Line of Credit at December 31, 2023. We had $19.0 million of borrowings outstanding under the Delayed Draw Term Note at December 31, 2023. The change in interest expense resulting from a hypothetical change of 100 basis points of the benchmark index rate applied to the maximum borrowings available under the Line of Credit and the balance outstanding under the Delayed Draw Term Loan at December 31, 2023 would increase or decrease future earnings and cash flows by approximately $370,000 annually.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2023 included $140.2 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

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

Omaha, Nebraska
February 27, 2024

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,653	$25,026
Trade accounts receivable, less allowance for doubtful accounts of $75 and $65, respectively	12,378	14,461
Prepaid expenses	4,228	2,386
Income taxes receivable	161	733
Other current assets	940	1,110
Total current assets	24,360	43,716

Net property and equipment	28,205	17,248
Intangible assets, net	1,471	1,611
Goodwill	61,614	61,614
Operating lease right-of-use assets	2,060	556
Deferred contract costs, net	1,453	2,441
Deferred income taxes	—	14
Other	3,274	3,261

Total assets	$122,437	$130,461

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$7,214	$4,491
Accounts payable	1,301	1,153
Accrued wages and bonuses	3,953	4,551
Accrued expenses	4,893	3,983
Dividends payable	2,906	2,956
Deferred revenue	14,834	15,198
Income Taxes Payable	222	—
Other current liabilities	880	1,085
Total current liabilities	36,203	33,417

Notes payable, net of current portion and unamortized debt issuance costs	29,470	17,690
Deferred income taxes	4,139	5,274
Other long-term liabilities	3,670	2,047
Total liabilities	73,482	58,428

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,002,919 in 2023 and 30,922,181 in 2022, outstanding 24,219,887 in 2023 and 24,628,173 in 2022	31	31
Additional paid-in capital	178,213	175,453
Retained earnings (accumulated deficit)	(30,530)	(25,184)
Accumulated other comprehensive loss, foreign currency translation adjustment	—	—
Treasury stock, at cost; 6,783,032 Common shares in 2023 and 6,294,008 Common shares in 2022	(98,759)	(78,267)
Total shareholders’ equity	48,955	72,033

Total liabilities and shareholders’ equity	$122,437	$130,461

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2023	2022	2021

Revenue	$148,580	$151,568	$147,954

Operating expenses:
Direct	56,015	57,049	52,350
Selling, general and administrative	46,621	42,699	38,960
Depreciation, amortization and impairment	5,899	5,277	6,374
Total operating expenses	108,535	105,025	97,684

Operating income	40,045	46,543	50,270

Other income (expense):
Interest income	820	168	14
Interest expense	(862)	(1,209)	(1,667)
Reclassification of cumulative foreign currency translation adjustment into earnings	—	(2,569)	—
Other, net	(41)	(118)	4

Total other income (expense)	(83)	(3,728)	(1,649)

Income before income taxes	39,962	42,815	48,621

Provision for income taxes	8,991	11,015	11,155

Net income	$30,971	$31,800	$37,466

Earnings per share of common stock:
Basic earnings per share	$1.26	$1.28	$1.47
Diluted earnings per share	$1.25	$1.27	$1.46

Weighted average shares and share equivalents outstanding
Basic	24,540	24,922	25,422
Diluted	24,673	25,052	25,640

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2023	2022	2021

Net income	$30,971	$31,800	$37,466

Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	$—	$(194)	$24
Reclassification of cumulative foreign currency translation into earnings	—	2,569	—
Other comprehensive income (loss)	$—	$2,375	$24

Comprehensive income	$30,971	$34,175	$37,490

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2020	$31	$171,785	$(61,375)	$(2,399)	$(43,727)	$64,315
Purchase of 153,005 shares treasury stock	—	—	—	—	(6,422)	(6,422)
Issuance of 116,753 common shares for the exercise of stock options	—	1,534	—	—	—	1,534
Non-cash stock compensation expense	—	623	—	—	—	623
Dividends declared of $0.48 per common share	—	—	(12,203)	—	—	(12,203)
Other comprehensive income, foreign currency translation adjustment	—	—	—	24	—	24
Net income	—	—	37,466	—	—	37,466
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 756,817 shares treasury stock	—	—	—	—	(28,118)	(28,118)
Issuance of 23,581 common shares for the exercise of stock options	—	311	—	—	—	311
Non-cash stock compensation expense	—	1,200	—	—	—	1,200
Dividends declared of $0.84 per common share	—	—	(20,872)	—	—	(20,872)
Other comprehensive income, foreign currency translation adjustment	—	—	—	(194)	—	(194)
Reclassification of cumulative foreign currency translation adjustment into earnings	—	—	—	2,569	—	2,569
Net income	—	—	31,800	—	—	31,800
Balances at December 31, 2022	$31	$175,453	$(25,184)	$—	$(78,267)	$72,033
Purchase of 489,024 shares treasury stock	—	—	—	—	(20,492)	(20,492)
Issuance of 87,378 common shares for the exercise of stock options	—	1,825	—	—	—	1,825
Non-cash stock compensation expense	—	935	—	—	—	935
Dividends declared of $1.48 per common share	—	—	(36,317)	—	—	(36,317)
Net income	—	—	30,971	—	—	30,971
Balances at December 31, 2023	$31	$178,213	$(30,530)	$—	$(98,759)	$48,955

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$30,971	$31,800	$37,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,899	5,277	6,374
Reclassification of cumulative translation adjustment into earnings	—	2,569	—
Deferred income taxes	(1,121)	(1,729)	(277)
Reserve for uncertain tax positions	404	488	310
Loss on disposal of property and equipment	—	11	7
Non-cash share-based compensation expense	935	1,200	623
Change in assets and liabilities:
Trade accounts receivable	2,084	(733)	343
Prepaid expenses and other current and long-term assets	(1,767)	1,634	(842)
Operating lease assets and liability, net	(127)	(39)	(34)
Deferred contract costs, net	988	1,331	783
Accounts payable	184	(589)	4
Accrued expenses, wages and bonuses	(768)	(2,947)	(285)
Income taxes receivable and payable	795	6	484
Deferred revenue	(364)	(2,014)	1,388
Net cash provided by operating activities	38,113	36,265	46,344

Cash flows from investing activities:
Purchases of property and equipment	(15,779)	(9,835)	(5,514)
Acquisition consideration	—	—	(3,000)
Proceeds from the sale of property and equipment	1	—	—
Net cash used in investing activities	(15,778)	(9,835)	(8,514)

Cash flows from financing activities:
Payments on notes payable	(4,528)	(4,305)	(4,093)
Payment of debt issuance costs	(8)	(92)	—
Borrowings on notes payable	19,000	—	—
Borrowings on line of credit	15,000	—	—
Payments on line of credit	(15,000)	—	—
Payments on finance lease obligations	(290)	(469)	(493)
Proceeds from the exercise of stock options	584	—	446
Payment of payroll tax withholdings on share-based awards exercised	—	(190)	(721)
Payment of deferred acquisition consideration	—	(1,950)	—
Repurchase of shares for treasury	(19,099)	(27,616)	(4,142)
Payment of dividends on common stock	(36,366)	(20,961)	(9,159)
Net cash used in financing activities	(40,707)	(55,583)	(18,162)

Effect of exchange rate changes on cash	(1)	(182)	3
Net increase (decrease) in cash and cash equivalents	(18,373)	(29,335)	19,671
Cash and cash equivalents at beginning of period	25,026	54,361	34,690
Cash and cash equivalents at end of period	$6,653	$25,026	$54,361

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$803	$1,227	$1,684
Income taxes	$8,932	$12,233	$10,644
Supplemental disclosure of non-cash investing and financing activities:
Finance lease obligations originated for property and equipment	$—	$—	$40
Purchase of property and equipment in accounts payable and accrued expenses	$2,066	$1,109	$979
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,241	$311	$1,088
Repurchase of shares for treasury in accounts payable and accrued expenses	$152	$—	$—
Deferred acquisition consideration	$—	$—	$1,950

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

Translation of Foreign Currencies

Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Our Canadian subsidiary uses Canadian dollars as its functional currency. We translate its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate its revenue and expenses at the average exchange rate during the period. We included foreign currency translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. During December 2022, we substantially liquidated our investment in Canada. As a result, we reclassified the cumulative foreign currency translation adjustment balance into earnings and recognized a net cumulative foreign currency translation loss of $2.6 million, which is included in Other income (expense), net in our Consolidated Statements of Income. Any future currency changes after 2022 are recognized in Other income (expense), net in our Consolidated Statements of Income.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $395,000, $454,000 and $1.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. Deferred contract costs, net of accumulated amortization was $1.5 million and $2.4 million at December 31, 2023 and 2022, respectively. Total amortization by expense classification for the years ended December 31, 2023, 2021 and 2021 was as follows:

	2023	2022	2021
	(In thousands)
Direct expenses	$181	$146	$157
Selling, general and administrative expenses	$1,161	$1,625	$2,494
Total amortization	$1,342	$1,771	$2,651

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $41,000, $14,000 and $31,000 for the years December 31, 2023, 2022 and 2021, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense	Write-offs	Recoveries	Balance at End of Period

Year Ended December 31, 2021	$120	$38	$76	$12	$94
Year Ended December 31, 2022	$94	$19	$50	$2	$65
Year Ended December 31, 2023	$65	$99	$99	$10	$75

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $4.3 million, $3.6 million and $2.8 million of costs incurred for the development of internal-use software for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2023, 2022, or 2021.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to determine the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, we calculate the fair value using a market or income approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, then the intangible asset is written-down to its fair value. We did not recognize any impairments related to indefinite-lived intangibles during 2023, 2022 or 2021.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2023 and determined the fair value of our reporting unit likely exceeded the carrying value. At December 31, 2023, we assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that a triggering event has not occurred which would require an additional interim impairment test to be performed as it is not more likely than not that an impairment loss had been incurred at December 31, 2023. No impairments were recorded during the years ended December 31, 2023, 2022, or 2021.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2023, 2022, and 2021, we recorded income tax benefits relating to these tax credits of $2,000, $36,000, and $10,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

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

	2023	2022	2021
	(In thousands)
Amounts charged against income, before income tax benefit	$935	$1,200	$623
Amount of related income tax benefit	(617)	(436)	(919)
Net (benefit) expense to net income	$318	$764	$(296)

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $6.5 million and $24.9 million as of December 31, 2023, and 2022, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. We recorded an ROU asset impairment charge in 2021 of $324,000, which was the amount by which the carrying value of the Seattle office lease ROU asset exceeded the fair value. We estimated the fair value based on the discounted cash flows of estimated net rental income for the office space subleased. The ROU asset impairment charge is included in depreciation, amortization and impairment expenses. There were no ROU asset impairment charges in 2023 or 2022. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets within the fair value hierarchy at December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2023
Money Market Funds	$6,471	$—	$—	$6,471
Total Cash Equivalents	$6,471	$—	$—	$6,471

As of December 31, 2022
Money Market Funds	$24,927	$—	$—	$24,927
Total Cash Equivalents	$24,927	$—	$—	$24,927

There were no transfers between levels during the years ended December 31, 2023 and 2022.

Our long-term debt described in Note 8 is recorded at historical cost. The fair value of fixed rate long-term debt is classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt.

The following are the carrying amount and estimated fair values of long-term debt:

	December 31, 2023	December 31, 2022
	(In thousands)
Total carrying amount of long-term debt	$36,787	$22,315
Estimated fair value of long-term debt	$36,403	$21,668

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). We estimated the fair value of the Seattle office ROU asset using discounted cash flows of the sublease based on management’s most recent projections, which are considered level 3 inputs in the fair value hierarchy and recorded an ROU asset impairment charge of $324,000 during 2021. As of December 31, 2023 and 2022, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2023 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are self-insured for group medical and dental insurance.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance. We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance. In addition, we had aggregate claims loss coverage with a minimum aggregate deductible of $5.4 million, $4.7 million and $3.2 million, in 2023, 2022 and 2021, respectively. We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2023 and 2022, our accrual related to self-insurance was $449,000 and $424,000, respectively.

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

We had 263,909, 315,764 and 127,185 options of common stock for the years ended December 31, 2023, 2022 and 2021, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	2023	2022	2021
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$30,971	$31,800	$37,466
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(8)	(16)	(18)
Net income attributable to common shareholders	$30,963	$31,784	$37,448
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	24,540	24,922	25,422
Net income per share – basic	$1.26	$1.28	$1.47
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	$30,963	$31,784	$37,448
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	24,540	24,922	25,422
Weighted average effect of dilutive securities – stock options	133	130	218
Denominator for diluted earnings per share – adjusted weighted average shares	24,673	25,052	25,640
Net income per share – diluted	$1.25	$1.27	$1.46

(2)	Acquisition

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

The financial results associated with the PatientWisdom assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant. Pro-forma information has not been presented because the amounts for 2021 are insignificant. Acquisition-related costs of $119,000 are included in selling, general and administrative expenses for the year ended December 31, 2021.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2023, 2022 and 2021 based on timing of revenue recognition (in thousands):

	2023	2022	2021
Subscription services recognized ratably over time	$140,172	$141,981	$137,008
Services recognized at a point in time	4,071	4,231	3,216
Fixed, non-subscription recognized over time	3,503	3,134	3,065
Unit price services recognized over time	834	2,222	4,665
Total revenue	$148,580	$151,568	$147,954

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivables	$12,378	$14,461
Contract assets included in other current assets	$84	$102
Deferred revenue	$14,834	$15,198

Significant changes in contract assets and contract liabilities during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023		2022
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,100)	$-	$(17,170)
Increases due to invoicing of client, net of amounts recognized as revenue	-	14,837	-	15,081
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(102)	-	(99)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(101)	-	74
Increases due to revenue recognized in the period with additional performance obligations before invoicing	84	-	102	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2023 approximated $14.5 million of which $5.9 million, $4.7 million, 4.0 million and $12,000 is expected to be recognized during 2024, 2025, 2026 and 2027, respectively.

(4)	Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply either cost or equity method of accounting depending on the nature of our investment and our ability to exercise significant influence. Investments are periodically analyzed to determine whether or not there are any indicators of impairment and written down to fair value if the investment has incurred an other than temporary impairment. Our investment of $1.3 million in convertible preferred stock of PracticingExcellence.com, Inc., a privately-held Delaware corporation (“PX”) is included in non-current assets. It is not practicable for us to estimate fair value at each reporting date due to the cost and complexity of the calculations for this non-public entity. Therefore, it is carried at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if any. We have a seat on PX’s board of directors and our investment, which is not considered to be in-substance common stock, represents approximately 16% of the issued and outstanding equity interests in PX.

(5)	Property and Equipment

At December 31, 2023, and 2022, property and equipment consisted of the following:

	2023	2022
	(In thousands)
Furniture and equipment	$3,886	$4,753
Computer equipment	2,498	2,639
Computer software	34,143	29,876
Building	22,434	12,561
Leaseholds	488	502
Land	425	425
Property and equipment at cost	63,874	50,756
Less accumulated depreciation and amortization	35,669	33,508
Net property and equipment	$28,205	$17,248

Work in progress included in computer equipment, computer software and building at December 31, 2023 was $322,000, $129,000 and $14.6 million, respectively. Work in progress included in computer equipment, computer software and building at December 31, 2022 was $77,000, $545,000 and $7.0 million, respectively. Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2023, 2022, and 2021 was $5.8 million, $5.1 million and $5.7 million, respectively. We capitalize interest expense on major construction and development projects while in progress. Interest capitalized for 2023 and 2022 was $566,000 and $216,000, respectively. We did not capitalize interest in 2021. There were no significant impairments in property and equipment during 2023, 2022, and 2021. However, we did shorten the useful lives of certain assets to reflect our best estimate of when assets are expected to be disposed of or replaced.

(6)	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31, 2023:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,192	9,152	40
Technology	3	-	7	1,959	1,719	240
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				12,723	12,443	280
Total intangible assets other than goodwill				$13,914	$12,443	$1,471

Goodwill and intangible assets consisted of the following at December 31, 2022:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,192	9,132	60
Technology	3	-	7	1,959	1,599	360
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				12,723	12,303	420
Total intangible assets other than goodwill				$13,914	$12,303	$1,611

There were no changes in goodwill during the years ending December 2023, 2022 and 2021.

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2023, 2022 and 2021 was $140,000, $180,000, and $320,000, respectively. Estimated future amortization expense for 2024 and 2025 is $140,000 and $140,000, respectively. No amortization expense is projected beyond 2025.

(7)	Income Taxes

For the years ended December 31, 2023, 2022, and 2021, income before income taxes consists of the following:

	2023	2022	2021
	(In thousands)
U.S. Operations	$40,031	$43,156	$48,145
Foreign Operations	(69)	(341)	476
Income before income taxes	$39,962	$42,815	$48,621

Income tax expense consisted of the following components:

	2023	2022	2021
	(In thousands)
Federal:
Current	$8,220	$9,988	$9,092
Deferred	(891)	(1,427)	(224)
Total	$7,329	$8,561	$8,868

Foreign:
Current	$(32)	$(90)	$143
Deferred	14	—	(17)
Total	$(18)	$(90)	$126

State:
Current	$1,924	$2,846	$2,197
Deferred	(244)	(302)	(36)
Total	$1,680	$2,544	$2,161

Total	$8,991	$11,015	$11,155

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), we determined that we would no longer indefinitely reinvest the earnings of our Canadian subsidiary. Our Canadian subsidiary declared a deemed dividend to the Company of $1.4 million in 2022. Additionally, a withholding tax of 5% was paid for the dividend distribution. Due to the closure of the Canadian office, we also processed a return of capital from the Canadian subsidiary to the Company of $1.2 million in 2022.

We qualify for tax incentives through the Nebraska Advantage LB312 Act (“NAA”). The NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. For the year ended December 31, 2023, 2022 and 2021, the amortization of credits reduced operating expenses by approximately $200,000, $510,000 and $473,000, respectively. In addition, income tax credits of $2,000, $36,000 and $10,000 were recorded as a reduction to income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively. Credits were lower in the 2023 year due to not meeting certain full time equivalent thresholds in Nebraska, causing certain credits to be recaptured and no additional credits to be earned. The NAA credit earning years are now complete. We have applied for the ImagiNE Act, the new economic development incentive program that replaces the NAA. When we meet certain investment criteria we will have the ability to earn similar credits as with the NAA.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax (benefit) expense are summarized as follows:

	2023	2022	2021
	(In thousands)
Expected federal income taxes	$8,392	$8,991	$10,210
Foreign tax rate differential	(4)	(24)	26
State income taxes, net of federal benefit and state tax credits	1,323	2,100	1,531
Share-based compensation	(334)	(120)	(660)
Federal tax credits	(569)	(408)	(272)
Uncertain tax positions	73	22	254
Reclassification of cumulative translation adjustment into earnings	—	539	—
Withholding tax on repatriation of foreign earnings	—	(100)	8
Non-deductible expenses	92	30	—
Other	18	(15)	58
	$8,991	$11,015	$11,155

Deferred tax assets and liabilities at December 31, 2023 and 2022, were comprised of the following:

	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$18	$16
Accrued expenses	581	691
Share-based compensation	1,177	1,072
Accrued bonuses	12	96
Uncertain tax positions	326	256
Research & experimental expenditures	2,903	856
Other	—	78
Gross deferred tax assets	5,017	3,065
Less valuation allowance	—	—
Deferred tax assets	5,017	3,065
Deferred tax liabilities:
Prepaid expenses	145	135
Deferred contract costs	354	601
Property and equipment	1,966	1,066
Intangible assets	6,636	6,523
Other	55	—
Deferred tax liabilities	9,156	8,325
Net deferred tax liabilities	$(4,139)	$(5,260)

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. We accrued excise taxes that increased the cost of treasury stock we acquired by $152,000 in 2023 due to the IRA. The excise tax will be paid in early 2024. We have no other financial impacts from the IRA.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income, carry-back opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

The Tax Act amended Section 174 rules for the federal tax treatment of research or experimental (“R&E”) expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize specified R&E expenditures over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research), beginning with the midpoint of the taxable year in which the expenses are paid or incurred. Software development costs are expressly included in the definition of specified R&E expenditures after 2021. Due to this change in legislation we capitalized costs of $7.8 million and $7.1 million for tax purposes in 2023 and 2022, respectively, resulting in deferred tax assets of $2.9 million and $856,000 at December 31, 2023 and 2022, respectively.

We had an unrecognized tax benefit at December 31, 2023 and 2022, of $1.9 million and $1.6 million, respectively, excluding interest of $43,000 and $25,000 at December 31, 2023 and 2022, respectively. Of these amounts, $1.6 million and $1.3 million at December 31, 2023 and 2022, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2023 and 2022 was as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2021	$1,075
Reductions due to lapse of applicable statute of limitations	(76)
Reductions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	558
Balance of unrecognized tax benefits at December 31, 2022	$1,557
Reductions due to lapse of applicable statute of limitations	(92)
Additions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	478
Balance of unrecognized tax benefits at December 31, 2023	$1,943

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada federal and provincial jurisdictions. Tax years 2020 and forward remain subject to U.S. federal examination. Tax years 2017 and forward remain subject to state examination. Tax years 2019 and forward remain subject to Canadian federal and provincial examination.

(8)	Notes Payable

Our long-term debt consists of the following:

	2023	2022
	(In thousands)
Term Loan	$17,787	$22,315
Delayed Draw Term Loan	19,000	-
Less: current portion	(7,214)	(4,491)
Less: unamortized debt issuance costs	(103)	(134)
Notes payable, net of current portion	$29,470	$17,690

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

The Term Loan is payable in monthly installments of $462,988 through May 2027 and bears interest at a fixed rate per annum of 5%.

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.68% at December 31, 2023). Interest on the Line of Credit and Delayed Draw Term Loan accrues and is payable monthly.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. The Line of Credit did not have a balance at December 31, 2023 and we had the availability to borrow $30,000,000. The weighted average borrowings on the Line of Credit for year ended December 31, 2023 was $1.7 million. There were no borrowings on the Line of Credit in the years ended December 31, 2022 or 2021. The weighted average interest rate on borrowings on the Line of Credit during the year ended December 31, 2023 was 7.67%.

The initial borrowing on the Delayed Draw Term Loan was in December 2023. Principal payments are due in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million is due in May 2027. We had the availability to borrow an additional $56.0 million on the Delayed Draw Term Loan at December 31, 2023.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023, from the fixed charge coverage ratio calculation. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5,500,000 in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of December 31, 2023, we were in compliance with our financial covenants.

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

Scheduled maturities of notes payable at December 31, 2023 are as follows (in thousands):

2024	7,250
2025	7,725
2026	7,986
2027	13,826

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of common stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2023, there were 670,932 shares of common stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,329,068 shares of common stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2023, there were 720,088 shares of common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 1,079,912 shares of common stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

During 2023, 2022 and 2021, we granted options to purchase 96,359, 127,227, and 101,091 shares of common stock, respectively. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common shares on the date of grant. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2023	2022	2021
Expected dividend yield at date of grant	2.13%	3.39%	2.15%
Expected stock price volatility	35.12%	35.52%	34.85%
Risk-free interest rate	3.61%	2.33%	0.91%
Expected life of options (in years)	6.85	6.29	7.01

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

The following table summarizes stock option activity under 2006 Equity Incentive Plan and the 2004 Director Plan for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Common Stock
Outstanding at December 31, 2022	581,286	$32.86
Granted	96,359	$40.55
Exercised	87,378	$20.89
Forfeited	21,099	$40.52
Outstanding at December 31, 2023	569,168	$35.72	5.75	$3,971
Exercisable at December 31, 2023	346,032	$30.73	4.55	$3,894

The following table summarizes information related to stock options for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Weighted average grant date fair value of stock options granted	$9.16	$9.43	$12.55
Intrinsic value of stock options exercised (in thousands)	$2,037	$648	$3,535
Intrinsic value of stock options vested (in thousands)	$3,894	$4,369	$4,805

As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million which was expected to be recognized over a weighted average period of 2.76 years.

There was $584,000 and $446,000 in cash received from stock options exercised for the years ended December 31, 2023 and 2021, respectively. No cash was received for stock options exercised for the year ended December 31, 2022. We recognized $997,000, $1.1 million, and $607,000 of non-cash compensation for the years ended December 31, 2023, 2022, and 2021, respectively, related to options, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $498,000, $160,000, and $862,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

During 2021 we granted 12,698 non-vested shares of common stock under the 2006 Equity Incentive Plan. No shares of non-vested common stock were granted during the years ended December 31, 2023 or 2022 and 6,640 shares were forfeited during the year ended December 31, 2023. As of December 31, 2023, we had 6,058 non-vested shares of common stock outstanding under the 2006 Equity Incentive Plan. These shares vest five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized a $62,000 benefit, $109,000 expense, and $17,000 expense of non-cash compensation for the years ended December 31, 2023, 2022, and 2021, respectively, related to this non-vested stock, which is included in direct and selling, general and administrative expenses. No restricted stock vested during the years end December 31, 2023, 2022 and 2021.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2023:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	12,698	$42.92
Granted	—	$—
Vested	—	$—
Forfeited	6,640	$42.92
Outstanding at December 31, 2023	6,058	$42.92

As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock awards was approximately $104,000 and is expected to be recognized over a weighted average period of 2.00 years.

(10)	Leases

We lease printing, computer, other equipment and office space in the United States and Canada. The leases remaining terms as of December 31, 2023 range from less than one year to 7.09 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 included (in thousands):

	2023	2022	2021
Operating leases	$503	$527	$669
Finance leases:
Asset amortization	310	462	489
Interest on lease liabilities	6	19	34
Variable lease cost	101	95	99
Short-term lease cost	25	87	59
Sublease income	(125)	(123)	(81)
Total net lease cost	$820	$1,067	$1,269

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Operating ROU assets	$2,060	$556

Current operating lease liabilities	581	522
Noncurrent operating lease liabilities	1,650	333
Total operating lease liabilities	$2,231	$855

	December 31, 2023	December 31, 2022
Finance leases:
Furniture and equipment	$179	$1,042
Computer Equipment	593	659
Computer Software	207	207
Property and equipment under finance lease, gross	979	1,908
Less accumulated amortization	937	1,537
Property and equipment under finance lease, net	$42	$371

Current obligations of finance leases	$22	$311
Noncurrent obligations of finance leases	19	39
Total finance lease liabilities	$41	$350

Weighted average remaining lease term (in years):
Operating leases	4.81	1.95
Finance leases	2.18	1.15

Weighted average discount rate:
Operating leases	5.05%	3.97%
Finance leases	5.78%	3.54%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$684	$563	$680
Operating cash flows from finance leases	4	18	34
Financing cash flows from finance leases	290	469	493

ROU assets obtained in exchange for operating lease liabilities	1,971	83	560
ROU assets obtained in exchange for finance lease liabilities	—	—	40

Undiscounted payments under non-cancelable finance and operating leases at December 31, 2023 were as follows (in thousands):

	Finance Leases	Operating Leases
2024	$23	$678
2025	11	589
2026	10	471
2027	—	231
2028	—	184
Thereafter	—	383
Total minimum lease payments	44	2,536
Less: Amount representing interest	3	305
Present value of minimum lease payments	41	2,231
Less: Current portion	22	581
Lease obligations, net of current portion	$19	$1,650

Undiscounted cash receipts due under the sublease agreement at December 31, 2023 are as follows (in thousands):

Operating Lease
2024	$127
2025	65
Total minimum lease receipts	$192

(11)	Related Party

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

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25% of the first 6% of compensation contributed by each associate. The Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $561,000, $588,000, and $531,000, in 2023, 2022, and 2021, respectively, as a matching percentage of associate 401(k) contributions.

(13)	Segment Information

In March 2021, we changed our operating segments from six to one to reflect a change in the way we operated and managed our business, including changes to our corporate reporting structure to our Chief Executive Officer and chief operating decision maker.

We closed the Canada office in 2022. As a result, no Canadian revenue is expected to be generated after 2022. The table below presents entity-wide information regarding our revenue and assets by geographic area (in thousands):

	2023	2022	2021
Revenue:
United States	$148,580	$150,775	$144,987
Canada	-	793	2,967
Total	$148,580	$151,568	$147,954
Long-lived assets:
United States	$98,077	$86,718	$83,722
Canada	—	27	111
Total	$98,077	$86,745	$83,833
Total assets:
United States	$122,232	$130,151	$153,879
Canada	205	310	3,661
Total	$122,437	$130,461	$157,540

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive 2024 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	569,168	$35.72	1,391,020	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	569,168	$35.72	1,391,020

(1)	Includes our 2006 Equity Incentive Plan and 2004 Director Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 331,821 additional shares of restricted common stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 720,088, shares of common stock as of December 31, 2023. The Director Plan provides for granting options for 3,000,000 shares of common stock. Option awards through December 31, 2023 totaled 2,329,068 shares of common stock.

The remaining information required by this Item will be included in our definitive 2024 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive 2024 Proxy Statement and is incorporated herein by reference.

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

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.3)

Description of the Securities of the Registrant. [Incorporated by reference to Exhibit 4.3 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed on March 4, 2022 (File No. 001-35929)]

(10.1)

Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

(10.2)

First Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated September 30, 2022 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and filed on November 4, 2022 (File No. 001-35929)]

(10.3)

Second Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated June 16, 2023 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed on August 4, 2023 (File No. 001-35929)]

(10.4)*

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

(10.5)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.6)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.15 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

Exhibit Number	Exhibit Description

(10.7)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

(10.8)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and filed on November 5, 2021 (File No. 001-35929)]

(21)**	Subsidiary of National Research Corporation

(23)**	Consent of Independent Registered Public Accounting Firm

(31.1)**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)***	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)**	Clawback Policy

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2024.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	February 27, 2024
Michael D. Hays	(Principal Executive Officer)

/s/ Kevin R. Karas	Senior Vice President Finance, Chief Financial	February 27, 2024
Kevin R. Karas	Officer, Treasurer and Secretary (Principal
Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	February 27, 2024
Donald M. Berwick

/s/ John N. Nunnelly	Director	February 27, 2024
John N. Nunnelly

/s/ Penny A. Wheeler	Director	February 27, 2024
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	February 27, 2024
Stephen H. Lockhart

/s/ Parul Bhandari	Director	February 27, 2024
Parul Bhandari