Form 10-Q
period 2024-03-31
NATIONAL RESEARCH CORP
filed 2024-05-09
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Common Stock, $.001 par value, outstanding as of April 25, 2024: 23,877,315

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2024

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The likelihood that a pandemic will adversely affect our operations, sales, earnings, financial condition or liquidity;

●	The likelihood that global conflicts will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare reform legislation or other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	Our ability to maintain effective internal controls;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,699	$6,653
Trade accounts receivable, less allowance for doubtful accounts of $75 and $75, respectively	11,127	12,378
Prepaid expenses	6,377	4,228
Income taxes receivable	34	161
Other current assets	777	940
Total current assets	20,014	24,360

Property and equipment, net	31,530	28,205
Intangible assets, net	1,436	1,471
Goodwill	61,614	61,614
Operating lease right-of-use assets	1,937	2,060
Deferred contract costs, net	1,254	1,453
Other	3,126	3,274
Total assets	$120,911	$122,437

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$7,504	$7,214
Line of credit	7,000	—
Accounts payable	2,397	1,301
Accrued wages and bonuses	5,385	3,953
Accrued expenses	5,732	4,893
Dividends payable	2,865	2,906
Deferred revenue	15,194	14,834
Income taxes payable	1,968	222
Other current liabilities	805	880
Total current liabilities	48,850	36,203

Notes payable, net of current portion and unamortized debt issuance costs	27,569	29,470
Deferred income taxes	3,892	4,139
Other long-term liabilities	3,655	3,670
Total liabilities	83,966	73,482

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,078,202 in 2024 and 31,002,919 in 2023, outstanding 23,877,315 in 2024 and 24,219,887 in 2023	31	31
Additional paid-in capital	179,929	178,213
Retained earnings (accumulated deficit)	(27,036)	(30,530)
Treasury stock, at cost; 7,200,887 Common shares in 2024 and 6,783,032 Common shares in 2023	(115,979)	(98,759)
Total shareholders’ equity	$36,945	$48,955
Total liabilities and shareholders’ equity	$120,911	$122,437

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$35,313	$36,473

Operating expenses:
Direct	13,856	14,280
Selling, general and administrative	11,250	11,783
Depreciation and amortization	1,447	1,394
Total operating expenses	26,553	27,457

Operating income	8,760	9,016

Other income (expense):
Interest income	44	250
Interest expense	(605)	(241)
Other, net	(5)	(14)

Total other income (expense)	(566)	(5)

Income before income taxes	8,194	9,011

Provision for income taxes	1,835	2,047

Net income	$6,359	$6,964

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.27	$0.28
Diluted Earnings Per Share	$0.27	$0.28

Weighted average shares and share equivalents outstanding:
Basic	23,868	24,585
Diluted	23,963	24,738

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2023	$31	$178,213	$(30,530)	$(98,759)	$48,955
Purchase of 417,855 shares treasury stock	-	-	-	(17,220)	(17,220)
Issuance of 75,283 shares of common stock for the exercise of stock options	-	1,752	-	-	1,752
Non-cash stock compensation expense	-	(36)	-	-	(36)
Dividends declared of $0.12 per share of common stock	-	-	(2,865)	-	(2,865)
Net income	-	-	6,359	-	6,359
Balances at March 31, 2024	$31	$179,929	$(27,036)	$(115,979)	$36,945

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31
	2024	2023
Cash flows from operating activities:
Net income	$6,359	$6,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,447	1,394
Deferred income taxes	(246)	(377)
Reserve for uncertain tax positions	133	124
Non-cash share-based compensation expense	(36)	304
Net changes in assets and liabilities:
Trade accounts receivable	1,251	242
Prepaid expenses and other current assets	(1,620)	(4,117)
Deferred contract costs, net	199	206
Operating lease assets and liabilities, net	(22)	(32)
Accounts payable	(151)	171
Accrued expenses, wages and bonuses	2,491	(97)
Income taxes receivable and payable	1,872	2,273
Deferred revenue	360	698
Net cash provided by operating activities	12,037	7,753

Cash flows from investing activities:
Purchases of property and equipment	(4,138)	(3,199)
Net cash used in investing activities	(4,138)	(3,199)

Cash flows from financing activities:
Payments on notes payable	(1,621)	(1,114)
Borrowings on line of credit	13,000	-
Payments on line of credit	(6,000)	-
Payments on finance lease obligations	(11)	(115)
Proceeds from the exercise of share-based awards	-	301
Payment of payroll tax withholdings on share-based awards exercised	(317)	-
Repurchase of shares for treasury	(14,999)	(1,972)
Payment of dividends on common stock	(2,906)	(2,956)
Net cash used in financing activities	(12,854)	(5,856)

Effect of exchange rate changes on cash and cash equivalents	1	-
Change in cash and cash equivalents	(4,954)	(1,302)
Cash and cash equivalents at beginning of period	6,653	25,026
Cash and cash equivalents at end of period	$1,699	$23,724

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$521	$329
Income taxes	$78	$27
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,752	-
Purchase of property and equipment in accounts payable and accrued expenses	$2,664	$1,507
Repurchase of shares for treasury in accounts payable and accrued expenses	$152	$11

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our condensed consolidated balance sheet at December 31, 2023 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024.

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

Our Canadian subsidiary uses Canadian dollars as its functional currency. We translate its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate its revenue and expenses at the average exchange rate during the period. During December 2022, we substantially liquidated our investment in Canada. As a result, currency translation changes are recognized in Other income (expense), net in our Condensed Consolidated Statements of Income.

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

Unit-price services – These arrangements typically require us to perform certain services on a periodic basis as requested by the customer for a per-unit amount which is typically billed in the months following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $114,000 and $163,000 in the three-month periods ended March 31, 2024 and 2023, respectively. Deferred contract costs, net of accumulated amortization was $1.3 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively. Total amortization by expense classification for the three-month periods ended March 31, 2024 and 2023 was as follows:

	2024	2023
	(In thousands)
Direct expenses	$67	$35
Selling, general and administrative expenses	$213	$326
Total amortization	$280	$361

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $34,000 and $8,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Three months ended March 31, 2024	$75	$(48)	$1	$49	$75
Three months ended March 31, 2023	$65	$-	$1	$1	$65

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

The following details our financial assets within the fair value hierarchy at March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2024
Money Market Funds	$1,504	$-	$-	$1,504
Total Cash Equivalents	$1,504	$-	$-	$1,504

As of December 31, 2023
Money Market Funds	$6,471	$-	$-	$6,471
Total Cash Equivalents	$6,471	$-	$-	$6,471

There were no transfers between levels during the three months ended March 31, 2024.

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

The following are the carrying amount and estimated fair values of long-term debt:

	March 31, 2024	December 31, 2023
	(In thousands)
Total carrying amount of long-term debt	$35,166	$36,787
Estimated fair value of long-term debt	$34,723	$36,403

The carrying amounts of accounts receivable, line of credit, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2024 and December 31, 2023, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at March 31, 2024 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ended March 31, 2024 and 2023 based on timing of revenue recognition (in thousands):

	2024	2023
Subscription services recognized ratably over time	$33,271	$34,433
Services recognized at a point in time	1,421	1,176
Fixed, non-subscription recognized over time	495	655
Unit price services recognized over time	126	209
Total revenue	$35,313	$36,473

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivables	$11,127	$12,378
Contract assets included in other current assets	$77	$84
Deferred Revenue	$15,194	$14,834

Significant changes in contract assets and contract liabilities during the three-month periods ended March 31, 2024 and 2023 are as follows (in thousands):

	2024		2023
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,303)	$-	$(7,056)
Increases due to invoicing of client, net of amounts recognized as revenue	-	7,672	-	7,828
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(39)	-	(37)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(9)	-	(74)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	32	-	88	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2024 approximated $18.6 million, of which $6.2 million, $7.1 million, $5.0 million and $230,000 are expected to be recognized during 2024, 2025, 2026 and 2027, respectively.

(3)	INCOME TAXES

The effective tax rate was 22% and 23% for the three-month periods ended March 31, 2024 and 2023, respectively. The effective tax rate decreased mainly due to increased tax benefits of $79,000 from the exercise of share-based compensation awards partially offset by higher state income taxes of approximately $32,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Term Loan	$16,618	$17,787
Delayed Draw Term Loan	18,548	19,000
Less: current portion	(7,504)	(7,214)
Less: unamortized debt issuance costs	(93)	(103)
Notes payable, net of current portion	$27,569	$29,470

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

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.67% at March 31, 2024). Interest on the Line of Credit and Delayed Draw Term Loan accrues and is payable monthly.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of March 31, 2024, 2023, we had $7,000,000 of borrowings outstanding and the availability to borrow $23,000,000 on the Line of Credit. The weighted average borrowings on the Line of Credit for the three months ended March 31, 2024 was $9.1 million. There were no borrowings on the Line of Credit in the three months ended March 31, 2023. The weighted average interest rate on borrowings on the Line of Credit during the three months ended March 31, 2024 was 7.69%.

Principal payments are due on the Delayed Draw Term Loan in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million is due in May 2027. We had the availability to borrow an additional $56.0 million on the Delayed Draw Term Loan at March 31, 2024.

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

Performance-Based Stock Option Awards

We grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We granted 404,833 performance-based stock option awards during the three-month period ended March 31, 2024. No performance-based stock options were awarded in 2023.

The fair value of performance-based stock options granted was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

2024
Expected dividend yield at date of grant	1.44%
Expected stock price volatility	33.83%
Risk-free interest rate	4.13%
Expected life of options (in years)	4.0

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

The following table summarizes performance-based stock option activity under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	-	$-
Granted	404,833	$39.54
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2024	404,833	$39.54	5.80	$28
Exercisable at March 31, 2024	-	$-	-	$-

Service-Based Stock Option Awards

We also grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 59,429 service-based stock option awards during the three-month period ended March 31, 2023. No service-based stock options were awarded in three-month period ended March 31, 2024.

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the three-month period ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	569,168	$35.72
Granted	-	$-
Exercised	75,283	$23.27
Forfeited	37,556	$45.53
Outstanding at March 31, 2024	456,329	$36.96	5.57	$2,750
Exercisable at March 31, 2024	307,070	$33.45	4.41	$2,725

As of March 31, 2024, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $5.4 million which was expected to be recognized over a weighted average period of 2.8 years.

There was $301,000 of cash received from stock options exercised for the three-month period ended March 31, 2023. No cash was received from stock options exercised in the three-month period ended March 31, 2024. We recognized ($49,000) and $276,000 of non-cash compensation expense (benefit) for three-month periods ended March 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses.

Non-vested Stock Awards

No non-vested shares of common stock were granted under the 2006 Equity Incentive Plan during the three-month periods ended March 31, 2024 and 2023. As of March 31, 2024, we had 6,058 non-vested shares of common stock outstanding under the 2006 Equity Incentive Plan. These shares vest over five years following the date of grant and holders thereof are entitled to receive dividends from the date of grant, whether or not vested. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. We recognized non-cash compensation expense of $13,000 and $27,000 for the three-month periods ended March 31, 2024 and 2023, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2024:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	6,058	$42.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2024	6,058	$42.92

As of March 31, 2024, the total unrecognized compensation cost related to non-vested stock awards was approximately $91,000 and is expected to be recognized over a weighted average period of 1.75 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at March 31, 2024:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at March 31, 2024	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,192	9,192
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,723	12,723
Accumulated amortization	(12,478)	(12,443)
Other intangible assets, net	$1,436	$1,471

(7)	PROPERTY AND EQUIPMENT

	March 31, 2024	December 31, 2023
	(In thousands)
Property and equipment	$68,610	$63,874
Accumulated depreciation	37,080	35,669
Property and equipment, net	$31,530	$28,205

(8)	EARNINGS PER SHARE

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

We had 596,426 and 254,271 options of common stock for the three-month periods ended March 31, 2024 and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(In thousands)
Numerator for net income per share – basic:	$6,359	$6,964
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(1)	(4)
Net income attributable to common shareholders	6,358	6,960
Denominator for net income per share – basic:
Weighted average shares of common stock outstanding – basic	23,868	24,585
Net income per share – basic	$0.27	$0.28

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	6,358	6,960
Denominator for net income per share – diluted:
Weighted average shares of common stock outstanding – basic	23,868	24,585
Weighted average effect of dilutive securities – stock options	95	153
Denominator for diluted earnings per share – adjusted weighted average shares	23,963	24,738
Net income per share – diluted	$0.27	$0.28

(9)	GEOGRAPHIC INFORMATION

The tables below present entity-wide information regarding our revenue and assets by geographic area (in thousands):

	Three months ended March 31,
	2024	2023
Revenue:
United States	$35,313	$36,473
Canada	-	-
Total	$35,313	$36,473

	March 31, 2024	December 31, 2023
Long-lived assets:
United States	$100,897	$98,077
Canada	-	-
Total	$100,897	$98,077

Total assets:
United States	$120,721	$122,232
Canada	190	205
Total	$120,911	$122,437

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth, for the periods indicated, selected financial information derived from our condensed consolidated financial statements and the percentage change in such items versus the prior comparable period, as well as other key financial metrics. The discussion that follows the information should be read in conjunction with our condensed consolidated financial statements.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	(In thousands, except percentages) Three Months Ended March 31,		Percentage Increase (Decrease)
	2024	2023	2024 over 2023
Revenue	$35,313	$36,473	(3)
Direct expenses	13,856	14,280	(3)
Selling, general, and administrative	11,250	11,783	(5)
Depreciation and amortization	1,447	1,394	4
Operating income	8,760	9,016	(3)
Total other income (expense)	(566)	(5)	11220
Provision for income taxes	1,835	2,047	(10)
Effective Tax Rate	22%	23%	(1)

Operating margin	25%	25%	-
Recurring Contract Value	$139,548	$146,686	(5)
Cash provided by operating activities	12,037	7,753	55

Revenue. Revenue in the 2024 period decreased compared to the 2023 period by $1.2 million. This was mainly from decreased US recurring revenue of $1.1 million in our existing client base. Of this decrease, 50% was from our non-core solutions.

Direct expenses. Variable expenses increased $67,000 in the 2024 period compared to the 2023 period primarily from higher data collection expenses. Variable expenses as a percentage of revenue were 15% and 14% in the 2024 and 2023 periods, respectively. Fixed expenses decreased $490,000 primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in 2023 partially offset by increased contracted services to support investments in our Human Understanding solutions. We expect to see direct expenses increase in future quarters due to the restructuring of our service and technology areas, including additional resource investments to better support, strategize, and provide innovative solutions with AI technology to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreased marketing expenses of $613,000. We expect to see selling, general, and administrative expenses increase in future quarters due to our new executive leadership positions, as well as additional investments made through the restructuring of our sales team.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2024 period compared to the 2023 period primarily due to increased software investment amortization.

Operating income and margin. Operating income decreased in the 2024 period compared to the 2023 period primarily due to the decline in revenue, but operating margin remained consistent between periods due to the decrease in marketing expenses and salary and benefit costs offsetting the reduction in revenue.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to lower interest income of $206,000 from decreased money market funds investments and higher interest expense of $364,000 mainly from borrowings on our Line of Credit and Delayed Draw Term Loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2024 period compared to the 2023 period primarily due to decreased taxable income. The effective tax rate decreased mainly due to increased tax benefits of $79,000 from the exercise of share-based compensation awards partially offset by higher state income taxes of approximately $32,000 which fluctuate based on various apportionment factors and rates for the states we operate in.

Recurring Contract Value. Recurring contract value declined in 2024 compared to 2023 primarily due to the lack of growth in new contracts to replace losses. Our retention rate remained fairly consistent from prior years. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of March 31, 2024, our principal sources of liquidity included $1.7 million of cash and cash equivalents, up to $23 million of unused borrowings under our Line of Credit and an additional $56 million on our Delayed Draw Term Loan. Of this cash, $143,000 was held in Canada. The Delayed Draw Term Loan can only be used to fund permitted future business acquisitions or repurchasing our common stock

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities increased primarily due to working capital changes, mainly consisting of changes in trade accounts receivable primarily due to timing of initial billings and collections for new and renewal contracts, changes in accrued expenses, wages and bonuses and income taxes payable and receivable mainly due to the timing of payments, partially offset by changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements. Cash provided by operating activities was also partially offset by decreased net income net of non-cash items.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $28.8 million and $11.8 million on March 31, 2024 and December 31, 2023, respectively. The change was primarily due to decreases in cash and cash equivalents and trade accounts receivable and increases in the borrowings outstanding on our Line of Credit, accounts payable, accrued expenses, accrued wages and bonuses, and income taxes payable. These were partially offset by increases in prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury. We also borrowed on our Line of Credit to fund the share repurchases. Accounts payable, accrued expenses and accrued wages and bonuses increased primarily due to the timing of payments. Trade accounts receivable decreased due to timing of billing and collections, as well decreases in our overall recurring contract value. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on March 31, 2024, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the Term Loan, Delayed Draw Term Loan, Line of Credit and finance lease obligations. We also used cash to repurchase shares of our common stock for treasury, to pay dividends on common stock and for payment of payroll tax withholdings on options exercised. This was partially offset by cash provided from borrowings on the Line of Credit.

Our material cash requirements include the following contractual and other obligations:

Cash dividends of $2.9 million were paid in the three months ended March 31, 2024. Dividends of $2.9 million were declared in the three months ended March 31, 2024 and paid in April 2024. The dividends were paid from cash on hand and borrowings on our Line of Credit. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $4.1 million for capital expenditures in the three months ended March 31, 2024. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $8.4 million in 2024 and $1.4 million in 2025, which we expect to fund through operating cash flows and borrowings on the Line of Credit.

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

The outstanding balance on the Term Loan was $16.6 million at March 31, 2024 and is payable in monthly installments of $462,988 through May 2027. The Term Loan bears interest at a fixed rate per annum of 5%.

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.67% at March 31, 2024). Interest on the Line of Credit and Delayed Draw Term Loan accrues and is payable monthly.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of March 31, 2024, 2023, we had $7.0 million of borrowings outstanding and the availability to borrow $23.0 million on the Line of Credit. The weighted average borrowings on the Line of Credit for the three month period ended March 31, 2024 was $9.1 million. There were no borrowings on the Line of Credit in the three months ended March 31, 2023. The weighted average interest rate on borrowings on the Line of Credit during the three months ended March 31, 2024 was 7.69%.

The outstanding balance on the Delayed Draw Term Loan was $18.5 million at March 31, 2024. Principal payments are due in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million is due in May 2027. We had the availability to borrow an additional $56.0 million on the Delayed Draw Term Loan at March 31, 2024.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023 . We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of March 31, 2024, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of March 31, 2024, we had fixed lease payments of $675,000 and $14,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.1 million as of March 31, 2024. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

As of March 31, 2024, the balance of the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 was $10,000, which we expect to pay in the second quarter of 2024.

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

During the three months ended March 31, 2024, we repurchased 366,454 shares of our common stock under the 2022 Program for an aggregate of $15.0 million. As of March 31, 2024, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,095,850 shares.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2023 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The table below summarizes repurchases of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan 1 – Jan 31, 2024	366,454	40.93	366,454	1,095,850
Feb 1 – Feb 29, 2024	-	-	-	1,095,850
Mar 1 – Mar 31, 2024	-	-	-	1,095,850
Total	366,454		366,454

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended March 31, 2024, excise tax expense totaled $153,000.
(2)	Shares were repurchased pursuant to the 2022 Program.

ITEM 5.	Other Information

During the first quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(10.1)**#	Retirement Transition Agreement, dated February 8, 2024, between National Research Corporation and Kevin Karas

(10.2)**#	Form of Option Award Notice

(10.3)**#	Form of Long-Term Incentive Award Notice and Severance Agreement

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: May 9, 2024	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Linda A. Stacy
Linda A. Stacy Secretary, Principal Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)