Form 10-Q
period 2024-06-30
NATIONAL RESEARCH CORP
filed 2024-08-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Common Stock, $.001 par value, outstanding as of July 26, 2024: 23,871,257

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2024

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue growth, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, future use of AI and the cost associated therewith, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$485	$6,653
Trade accounts receivable, less allowance for doubtful accounts of $50 and $75, respectively	10,057	12,378
Prepaid expenses	4,916	4,228
Income taxes receivable	283	161
Other current assets	1,209	940
Total current assets	16,950	24,360

Property and equipment, net	33,741	28,205
Intangible assets, net	1,401	1,471
Goodwill	61,614	61,614
Operating lease right-of-use assets	1,806	2,060
Deferred contract costs, net	1,196	1,453
Other	2,391	3,274
Total assets	$119,099	$122,437

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$7,566	$7,214
Line of credit	9,000	—
Accounts payable	1,239	1,301
Accrued wages and bonuses	4,370	3,953
Accrued expenses	5,436	4,893
Dividends payable	2,865	2,906
Deferred revenue	14,514	14,834
Income taxes payable	—	222
Other current liabilities	738	880
Total current liabilities	45,728	36,203

Notes payable, net of current portion and unamortized debt issuance costs	25,655	29,470
Deferred income taxes	4,003	4,139
Other long-term liabilities	3,515	3,670
Total liabilities	78,901	73,482

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,072,144 in 2024 and 31,002,919 in 2023, outstanding 23,871,257 in 2024 and 24,219,887 in 2023	31	31
Additional paid-in capital	179,872	178,213
Retained earnings (accumulated deficit)	(23,726)	(30,530)
Treasury stock, at cost; 7,200,887 Common shares in 2024 and 6,783,032 Common shares in 2023	(115,979)	(98,759)
Total shareholders’ equity	$40,198	$48,955
Total liabilities and shareholders’ equity	$119,099	$122,437

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$35,021	$36,161	$70,334	$72,634

Operating expenses:
Direct	13,422	13,309	27,278	27,589
Selling, general and administrative	11,221	11,966	22,471	23,750
Depreciation and amortization	1,513	1,521	2,960	2,915
Total operating expenses	26,156	26,796	52,709	54,254

Operating income	8,865	9,365	17,625	18,380

Other income (expense):
Interest income	25	273	69	523
Interest expense	(555)	(192)	(1,160)	(433)
Other, net	(11)	(2)	(16)	(15)

Total other income (expense)	(541)	79	(1,107)	75

Income before income taxes	8,324	9,444	16,518	18,455

Provision for income taxes	2,149	2,171	3,984	4,219

Net income	$6,175	$7,273	$12,534	$14,236

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.26	$0.30	$0.53	$0.58
Diluted Earnings Per Share	$0.26	$0.29	$0.52	$0.58

Weighted average shares and share equivalents outstanding:
Basic	23,871	24,578	23,870	24,582
Diluted	23,915	24,716	23,934	24,727

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2023	$31	$178,213	$(30,530)	$(98,759)	$48,955
Purchase of 417,855 shares treasury stock	-	-	-	(17,220)	(17,220)
Issuance of 75,283 shares of common stock for the exercise of stock options	-	1,752	-	-	1,752
Non-cash stock compensation (benefit)	-	(36)	-	-	(36)
Dividends declared of $0.12 per share of common stock	-	-	(2,865)	-	(2,865)
Net income	-	-	6,359	-	6,359
Balances at March 31, 2024	$31	$179,929	$(27,036)	$(115,979)	$36,945
Non-cash stock compensation (benefit)	-	(57)	-	-	(57)
Dividends declared of $0.12 per share of common stock	-	-	(2,865)	-	(2,865)
Net income	-	-	6,175	-	6,175
Balances at June 30, 2024	$31	$179,872	$(23,726)	$(115,979)	$40,198

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30
	2024	2023
Cash flows from operating activities:
Net income	$12,534	$14,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,960	2,915
Deferred income taxes	(136)	(750)
Reserve for uncertain tax positions	139	229
Non-cash share-based compensation expense	(93)	609
Net changes in assets and liabilities:
Trade accounts receivable	2,321	2,570
Prepaid expenses and other current assets	(116)	(3,859)
Deferred contract costs, net	257	497
Operating lease assets and liabilities, net	(38)	(64)
Accounts payable	33	513
Accrued expenses, wages and bonuses	1,627	(459)
Income taxes receivable and payable	(344)	521
Deferred revenue	(320)	(370)
Net cash provided by operating activities	18,824	16,588

Cash flows from investing activities:
Proceeds from sale of equipment	-	1
Purchases of property and equipment	(9,408)	(7,539)
Net cash used in investing activities	(9,408)	(7,538)

Cash flows from financing activities:
Payments on notes payable	(3,481)	(2,236)
Borrowings on line of credit	23,500	-
Payments on line of credit	(14,500)	-
Payments on finance lease obligations	(15)	(230)
Proceeds from the exercise of share-based awards	-	584
Payment of payroll tax withholdings on share-based awards exercised	(317)	-
Repurchase of shares for treasury	(14,999)	(3,791)
Payment of dividends on common stock	(5,772)	(5,907)
Net cash used in financing activities	(15,584)	(11,580)

Effect of exchange rate changes on cash and cash equivalents	-	-
Change in cash and cash equivalents	(6,168)	(2,530)
Cash and cash equivalents at beginning of period	6,653	25,026
Cash and cash equivalents at end of period	$485	$22,496

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,090	$647
Income taxes	$4,323	$4,219
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,752	-
Purchase of property and equipment in accounts payable and accrued expenses	$1,083	$1,777
Repurchase of shares for treasury in accounts payable and accrued expenses	$152	$21

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our Canadian subsidiary used Canadian dollars as its functional currency. We translated its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translated its revenue and expenses at the average exchange rate during the period. During December 2022, we substantially liquidated our investment in Canada As a result, currency translation changes were recognized in Other income (expense), net in our Condensed Consolidated Statements of Income. In the three-month period ended June 30, 2024 we repatriated the remaining cash from Canada.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $197,000 and $70,000 in the three-month periods ended June 30, 2024 and 2023, respectively. We deferred incremental costs of obtaining a contract of $311,000 and $233,000 in the six-month periods ended June 30, 2024 and 2023, respectively. Deferred contract costs, net of accumulated amortization was $1.2 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively. Total amortization by expense classification for the periods ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
	(In thousands)
Direct Expenses	$31	$43	$98	$78
Selling, general and administrative expenses	224	312	436	638
Total amortization	$255	$355	$534	$716

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $7,000 for the three-month periods ended June 30, 2023 and $34,000 and $15,000 in the six-month periods ended June 30, 2024 and 2023, respectively. There were no impairments in the three-month period ended June 30, 2024.

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

The following table provides the activity in the allowance for doubtful accounts for the six-month periods ended June 30, 2024 and 2023 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Six months ended June 30, 2024	$75	$(65)	$9	$49	$50
Six months ended June 30, 2023	$65	$113	$81	$3	$100

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

The following details our financial assets within the fair value hierarchy at June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2024
Money Market Funds	$332	$-	$-	$332
Total Cash Equivalents	$332	$-	$-	$332

As of December 31, 2023
Money Market Funds	$6,471	$-	$-	$6,471
Total Cash Equivalents	$6,471	$-	$-	$6,471

There were no transfers between levels during the six months ended June 30, 2024.

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

The following are the carrying amount and estimated fair values of long-term debt:

	June 30, 2024	December 31, 2023
	(In thousands)
Total carrying amount of long-term debt	$33,305	$36,787
Estimated fair value of long-term debt	$32,890	$36,403

The carrying amounts of accounts receivable, line of credit, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2024 and December 31, 2023, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at June 30, 2024 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and six-month periods ended June 30, 2024 and 2023 based on timing of revenue recognition (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Subscription services recognized ratably over time	$33,103	$34,306	$66,374	$68,739
Services recognized at a point in time	855	903	2,276	2,079
Fixed, non-subscription recognized over time	936	742	1,431	1,397
Unit price services recognized over time	127	210	253	419
Total revenue	$35,021	$36,161	$70,334	$72,634

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	June 30, 2024	December 31, 2023
Accounts receivables	$10,057	$12,378
Contract assets included in other current assets	$26	$84
Deferred Revenue	$14,514	$14,834

Significant changes in contract assets and contract liabilities during the six-month periods ended June 30, 2024 and 2023 are as follows (in thousands):

	2024		2023
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(11,193)	$-	$(11,375)
Increases due to invoicing of client, net of amounts recognized as revenue	-	10,928	-	11,104
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(79)	-	(81)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(55)	-	(99)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	21	-	44	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2024 approximated $43.8 million, of which $8.9 million, $17.3 million, $13.7 million, $3.7 million, $181,000 and $46,000 are expected to be recognized during 2024, 2025, 2026, 2027, 2028 and 2029, respectively.

(3)	INCOME TAXES

The effective tax rate for the three and six-month periods ended June 30, 2024 increased to 26% from 23% and 24% from 23%, respectively, for the same period in 2023. The change in the three and six-month periods was mainly due to decreased tax benefits of $132,000 and $53,000, respectively from the exercise of share-based compensation awards and increased state income taxes of approximately $80,000 and $112,000, respectively, which fluctuate based on various apportionment factors and rates for the states in which we operate.

(4)	CREDIT AGREEMENT

Our long-term debt consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Term Loan	$15,436	$17,787
Delayed Draw Term Loan	17,869	19,000
Less: current portion	(7,566)	(7,214)
Less: unamortized debt issuance costs	(84)	(103)
Notes payable, net of current portion	$25,655	$29,470

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $23,412,383 term loan (the “Term Loan”) and (iii) a $75,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan to fund dividends, any permitted future business acquisitions or repurchases of our common stock and the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

The Term Loan is payable in monthly installments of $462,988 through May 2027 and bears interest at a fixed rate per annum of 5%.

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.68% at June 30, 2024). Interest on the Line of Credit and Delayed Draw Term Loan accrues and is payable monthly.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2025. As of June 30, 2024, we had $9,000,000 of borrowings outstanding and the availability to borrow $21,000,000 on the Line of Credit. The weighted average borrowings on the Line of Credit for the three and six months ended June 30, 2024 was $10 million and $9.5 million. There were no borrowings on the Line of Credit in the six months ended June 30, 2023. The weighted average interest rate on borrowings on the Line of Credit during the three-month and six-month periods ended June 30, 2024 was 7.67% and 7.68%, respectively.

Principal payments are due on the Delayed Draw Term Loan in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million is due in May 2027. We had the availability to borrow an additional $56 million on the Delayed Draw Term Loan at June 30, 2024.

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

Performance-Based Stock Option Awards

We grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We granted 404,833 performance-based stock option awards during the six-month period ended June 30, 2024. No performance-based stock options were awarded in 2023.

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

The following table summarizes performance-based stock option activity under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	-	$-
Granted	404,833	$39.54
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2024	404,833	$39.54	5.56	$-
Exercisable at June 30, 2024	-	$-	-	$-

Service-Based Stock Option Awards

We also grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 54,530 and 96,359 service-based stock option awards during the six-month periods ended June 30, 2024 and June 30, 2023, respectively.

The fair value of service-based stock options granted in 2024 was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

2024
Expected dividend yield at date of grant	1.94%
Expected stock price volatility	33.75%
Risk-free interest rate	4.50%
Expected life of options (in years)	5.0

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

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the six-month period ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	569,168	$35.72
Granted	54,530	$29.76
Exercised	75,283	$23.27
Forfeited	56,805	$43.83
Outstanding at June 30, 2024	491,610	$36.03	5.72	$575
Exercisable at June 30, 2024	344,000	$34.50	4.66	$575

There was $584,000 of cash received from stock options exercised for the six-month periods ended June 30, 2023, and no cash received from options exercised in the six-month periods ended June 30, 2024. We recognized $112,000 and $278,000 of non-cash compensation for three-month periods ended June 30, 2024 and 2023, respectively, and $64,000 and $554,000 of non-cash compensation for the six-month periods ended June 30, 2024 and 2023, respectively, related to options, which is included in selling, general and administrative expenses.

As of June 30, 2024, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $5.5 million which was expected to be recognized over a weighted average period of 2.4 years.

Non-vested Stock Awards

No non-vested shares of common stock were granted under the 2006 Equity Incentive Plan during the six-month periods ended June 30, 2024 and 2023. As of June 30, 2024, there were no non-vested shares of common stock outstanding and no related remaining unrecognized compensation cost to recognize. We recognized non-cash compensation (benefit) expense of ($169,000) and $27,000 for the three-month periods ended June 30, 2024 and 2023, respectively, and ($156,000) and $54,000 for the six-month periods ended June 30, 2024 and 2023, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the six-month period ended June 30, 2024:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	6,058	$42.92
Granted	-	-
Vested	-	-
Forfeited	(6,058)	42.92
Outstanding at June 30, 2024	-	$-

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at June 30, 2024:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at June 30, 2024	$62,328	(714)	$61,614

Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,192	9,192
Technology	1,959	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	12,723	12,723
Accumulated amortization	(12,513)	(12,443)
Other intangible assets, net	$1,401	$1,471

(7)	PROPERTY AND EQUIPMENT

	June 30, 2024	December 31, 2023
	(In thousands)
Property and equipment	$72,291	$63,874
Accumulated depreciation	38,550	35,669
Property and equipment, net	$33,741	$28,205

(8)	EARNINGS PER SHARE

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

We had 796,694 and 276,949 options of common stock for the three-month periods ended June 30, 2024 and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 674,428 and 265,673 options of common stock for the six-month periods ended June 30, 2024 and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$6,175	$7,273	$12,534	$14,236
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(1)	(4)	(2)	(7)
Net income attributable to common shareholders	6,174	7,269	12,532	14,229
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	23,871	24,578	23,870	24,582
Net income per share – basic	$0.26	$0.30	$0.53	$0.58
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	6,174	7,269	12,532	14,229
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	23,871	24,578	23,870	24,582
Weighted average effect of dilutive securities – stock options	44	138	64	145
Denominator for diluted earnings per share – adjusted weighted average shares	23,915	24,716	23,934	24,727
Net income per share – diluted	$0.26	$0.29	$0.52	$0.58

(9)	SUBSEQUENT EVENTS

On July 15, 2024, we acquired all issued and outstanding shares of stock of Nobl, Inc., a company with rounding solutions for healthcare organizations. The acquisition expands our service offerings in patient and employee experience, enhancing our ability to provide real-time feedback. In accordance with the Stock Purchase Agreement, we paid $5.5 million of the all-cash consideration at closing subject to a customary working capital adjustment. The closing payment was funded through borrowings on our Line of Credit. The Stock Purchase Agreement also provides for up to $1.0 million in earn-out payments in the event certain performance-based measures are met during the period following the acquisition through June 30, 2026. Acquisition related expenses of $42,000 are included in Selling, General and Administrative expenses for three and six-month periods ending June 30, 2024. We are currently finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2024. Pro-forma information has not been presented because the amounts are insignificant.

On August 5, 2024, we amended our Credit Agreement for our Credit Facilities. The amended Credit Agreement extends the maturity date of our Line of Credit to May 2027. The balance outstanding on our Term Loan is payable in equal monthly installments amortized over a ten-year period and bears interest at a floating rate equal to the 30-day SOFR plus 235 basis points. The Delayed Draw Term Loan is payable in equal monthly installments amortized over a ten-year period.  All outstanding principal and accrued interest on the Term Loan and Delayed Draw Term Loan is payable in May 2027. The amendment also extends the use of the Delayed Draw Term Loan to capital expenditures and revises the building renovations excluded from the fixed charge coverage ratio covenant from $25 million to $27.5 million.

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

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	(In thousands, except percentages) Three Months Ended June 30,		Percentage Increase (Decrease)
	2024	2023	2024 over 2023
Revenue	$35,021	$36,161	(3)
Direct expenses	13,422	13,309	1
Selling, general, and administrative	11,221	11,966	(6)
Depreciation and amortization	1,513	1,521	(1)
Operating income	8,865	9,365	(5)
Total other income (expense)	(541)	79	(785)
Provision for income taxes	2,149	2,171	(1)
Effective Tax Rate	26%	23%	3
Operating margin	25%	26%	(1)

Revenue. Revenue in the 2024 period decreased compared to the 2023 period by $1.1 million. This was mainly from decreased US recurring revenue in our existing client base. Of this decrease, 9% was from our non-core solutions.

Direct expenses. Variable expenses decreased $25,000 in the 2024 period compared to the 2023 period primarily from lower conference expenses. Variable expenses as a percentage of revenue were 15% and 14% in the 2024 and 2023 periods, respectively. Fixed expenses increased $138,000 primarily due to higher contracted services to support investments in our Human Understanding solutions, decreased benefits from state tax incentives and decreased salary and benefit costs from workforce reduction and automation implemented in 2023. We have increased investments and expect to see increased costs in future quarters to support and provide innovative AI solutions to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreased salary and benefit costs of $779,000 from workforce reduction and automation implemented in 2023 as well share based compensation forfeitures. We expect to see selling, general, and administrative expenses increase in future quarters due to our new leadership positions and investments in our product development and sales teams.

Depreciation and amortization. Depreciation and amortization expenses decreased $8,000 due to less building, furniture and equipment depreciation partially offset by increased software investment amortization.

Operating income and margin. Operating income and margin decreased in the 2024 period compared to the 2023 period primarily due to the decline in revenue.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to lower interest income of $248,000 from decreased money market funds investments and higher interest expense of $363,000 mainly from borrowings on our Line of Credit and Delayed Draw Term Loan. Other expense is expected to increase in future periods due to the August 2024 amendment to our Credit Agreement, which extended the maturity of our debt and revised the interest rate on our Term Note to SOFR plus 2.35%.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2024 period compared to the 2023 period primarily due to decreased taxable income. The effective tax rate increased mainly due to decreased tax benefits of $132,000 from the exercise of share-based compensation awards partially offset by higher state income taxes of approximately $80,000 which fluctuate based on various apportionment factors and rates for the states in which we operate.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

	(In thousands, except percentages) Six Months Ended June 30,		Percentage Increase (Decrease)
	2024	2023	2024 over 2023
Revenue	$70,334	$72,634	(3)
Direct expenses	27,278	27,589	(1)
Selling, general, and administrative	22,471	23,750	(5)
Depreciation and amortization	2,960	2,915	2
Operating income	17,625	18,380	(4)
Total other income (expense)	(1,107)	75	(1,576)
Provision for income taxes	3,984	4,219	(6)
Effective Tax Rate	24%	23%	1
Operating margin	25%	25%	-
Recurring Contact Value	$138,434	$146,569	(6)
Cash provided by operating activities	18,824	16,588	13

Revenue. Revenue in the 2024 period decreased compared to the 2023 period by $2.3 million. This was mainly from decreased US recurring revenue of $2.9 million in our existing client base. Of this decrease, 30% was from our non-core solutions.

Direct expenses. Variable expenses increased $42,000 in the 2024 period compared to the 2023 period primarily from higher data collection expenses. Variable expenses as a percentage of revenue were 15% and 14% in the 2024 and 2023 periods, respectively. Fixed expenses decreased $352,000 primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in 2023 partially offset by increased contracted services to support investments in our Human Understanding solutions and decreased benefits from state tax incentives. We have increased investments and expect to see increased costs in future quarters to support and provide innovative AI solutions to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreased marketing expenses of $544,000 and salary and benefits costs of $564,000 primarily from shared based compensation forfeitures. We expect to see selling, general, and administrative expenses increase in future quarters due to our new leadership positions and investments in our product development and sales teams.

Depreciation and amortization. Depreciation and amortization expenses increased $45,000 in the 2024 period compared to the 2023 period primarily due to increased software investment amortization.

Operating income and margin. Operating income decreased in the 2024 period compared to the 2023 period primarily due to the decline in revenue, but operating margin remained consistent between periods due to the decline in revenue being offset by the decline in expenses.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to lower interest income of $454,000 from decreased money market funds investments and higher interest expense of $727,000 mainly from borrowings on our Line of Credit and Delayed Draw Term Loan. Other expense is expected to increase in future periods due to the August 2024 amendment to our Credit Agreement, which extended the maturity of our debt and revised the interest rate on our Term Note to SOFR plus 2.35%.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2024 period compared to the 2023 period primarily due to decreased taxable income. The effective tax rate increased mainly due to decreased tax benefits of $53,000 from the exercise of share-based compensation awards and higher state income taxes of approximately $112,000 which fluctuate based on various apportionment factors and rates for the states in which we operate.

Recurring Contract Value. Recurring contract value declined in declined in 2024 compared to 2023 primarily due to the lack of growth in new contracts to replace losses. Our retention rate remained fairly consistent in comparison to prior years. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of June 30, 2024, our principal sources of liquidity included $485,000 of cash and cash equivalents, up to $21 million of unused borrowings under our Line of Credit and an additional $56 million on our Delayed Draw Term Loan. The Delayed Draw Term Loan can only be used to fund dividends, permitted future business acquisitions or repurchasing our common stock

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions and the effect of working capital changes. Cash provided by operating activities increased primarily due to working capital changes, mainly consisting of changes in accrued expenses, wages and bonuses mainly due to the timing of payments and changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements partially offset by changes in income taxes receivable and payable due to the timing of payments. Cash provided by operating activities was also partially offset by decreased net income net of non-cash items.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $28.8 million and $11.8 million on June 30, 2024 and December 31, 2023, respectively. The change was primarily due to decreases in cash and cash equivalents and trade accounts receivable and increases in the borrowings outstanding on our Line of Credit, accrued expenses, and accrued wages and bonuses. These were partially offset by increases in prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury. We also borrowed on our Line of Credit to fund the share repurchases during the first quarter of 2024. Accrued expenses and accrued wages and bonuses increased primarily due to the timing of payments. Trade accounts receivable decreased due to timing of billing and collections, as well as decreases in our overall recurring contract value. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on June 30, 2024, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

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

Our material cash requirements include the following contractual and other obligations:

Cash dividends of $5.8 million were paid in the six months ended June 30, 2024. Dividends of $2.9 million were declared in the three months ended June 30, 2024 and paid in July 2024. The dividends were paid from cash on hand and borrowings on our Line of Credit. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

We paid cash of $9.4 million for capital expenditures in the six months ended June 30, 2024. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $4.9 million in 2024 and $3.4 million in 2025, which we expect to fund through operating cash flows and borrowings on the Line of Credit.

Debt

As of June 30, 2024, our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) included (i) a $30,000,000 revolving credit facility (the “Line of Credit”), (ii) a $23,412,383 term loan (the “Term Loan”) and (iii) a $75,000,000 delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). As of June 30, 2024 we could use the Delayed Draw Term Loan to fund any dividends, permitted future business acquisitions or repurchases of our common stock. We may use the Line of Credit to fund ongoing working capital needs and for other general corporate purposes.

As of June 30, 2024, the outstanding balance on the Term Loan was $15.4 million and was payable in monthly installments of $462,988 through May 2027. The Term Loan bore interest at a fixed rate per annum of 5%.

Borrowings under the Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 235 basis points (7.68% at June 30, 2024). Interest on the Delayed Draw Term Loan and Line of Credit accrues and is payable monthly.

As of June 30, 2024 principal amounts outstanding under the Line of Credit were due and payable in full at maturity, in May 2025. We had $9.0 million of borrowings outstanding and the availability to borrow $21.0 million on the Line of Credit at June 30, 2024. The weighted average borrowings on the Line of Credit for the three-month and six-month periods ended June 30, 2024 was $10 million and 9.5 million, respectively. The weighted average interest rate on borrowings on the Line of Credit during the three-month and six-month periods ended June 30, 2024 was 7.67% and 7.68%, respectively.

The outstanding balance on the Delayed Draw Term Loan was $17.9 million at June 30, 2024. As of June 30, 2024, principal payments were due in monthly installments of $226,190 through April 2027 and a balloon payment for the remaining balance of $10.2 million was due in May 2027. We had the availability to borrow an additional $56.0 million on the Delayed Draw Term Loan at June 30, 2024.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. In June 2023, the Credit Agreement was amended to exclude our costs associated with our building renovation from or after January 1, 2023 from the fixed charge coverage ratio calculation. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excluded, as of June 30, 2024, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $25 million of costs associated with our building renovation from or after January 1, 2023 . We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of June 30, 2024, we were in compliance with our financial covenants.

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

On August 5, 2024, we amended our Credit Agreement for our Credit Facilities. The amended Credit Agreement extends the maturity date of our Line of Credit to May 2027. The balance outstanding on our Term Loan is payable in equal monthly installments amortized over a ten-year period and bears interest at a floating rate equal to the 30-day SOFR plus 235 basis points. The Delayed Draw Term Loan is payable in equal monthly installments amortized over a ten-year period. All outstanding principal and accrued interest on the Term Loan and Delayed Draw Term Loan is payable in May 2027. The amendment also extends the use of the Delayed Draw Term Loan to capital expenditures and revises the building renovations excluded from the fixed charge coverage ratio covenant from $25 million to $27.5 million.

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of June 30, 2024, we had fixed lease payments of $672,000 and $12,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.1 million as of June 30, 2024. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

In June 2024, a final deemed dividend was paid from our Canadian subsidiary and the deemed repatriation tax payable imposed by the U.S. Tax Cuts and Jobs Act of 2017 of $8,000 was paid.

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

No shares were repurchased during the three months ended June 30, 2024. As of June 30, 2024, the remaining number of shares of common stock that could be purchased under the 2022 Program was 1,095,850 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no stock repurchases during the three months ended June 30, 2024.

ITEM 5.	Other Information

During the second quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: August 8, 2024	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Linda A. Stacy
Linda A. Stacy Secretary, Principal Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)