Form 10-Q
period 2024-09-30
NATIONAL RESEARCH CORP
filed 2024-11-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Common Stock, $.001 par value, outstanding as of October 25, 2024: 23,476,040

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2024

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,461	$6,653
Trade accounts receivable, less allowance for doubtful accounts of $45 and $75, respectively	11,059	12,378
Prepaid expenses	4,871	4,228
Income taxes receivable	645	161
Other current assets	664	940
Total current assets	20,700	24,360

Property and equipment, net	36,320	28,205
Intangible assets, net	2,713	1,471
Goodwill	66,209	61,614
Other noncurrent assets	5,856	6,787
Total assets	$131,798	$122,437

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,721	$7,214
Line of credit	5,000	-
Accounts payable	2,588	1,301
Accrued wages and bonuses	5,392	3,953
Accrued expenses	6,279	4,893
Dividends payable	2,817	2,906
Deferred revenue	17,301	14,834
Income taxes payable	-	222
Contingent consideration	506	-
Other current liabilities	673	880
Total current liabilities	44,277	36,203

Notes payable, net of current portion and unamortized debt issuance costs	44,910	29,470
Deferred income taxes	4,131	4,139
Contingent consideration, net of current portion	293	-
Other long-term liabilities	3,564	3,670
Total liabilities	97,175	73,482

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,072,144 in 2024 and 31,002,919 in 2023, outstanding 23,476,040 in 2024 and 24,219,887 in 2023	31	31
Additional paid-in capital	180,061	178,213
Retained earnings (accumulated deficit)	(20,855)	(30,530)
Treasury stock, at cost; 7,596,104 Common shares in 2024 and 6,783,032 Common shares in 2023	(124,614)	(98,759)
Total shareholders’ equity	$34,623	$48,955
Total liabilities and shareholders’ equity	$131,798	$122,437

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$35,819	$37,945	$106,154	$110,579

Operating expenses:
Direct	15,305	14,633	42,583	42,222
Selling, general and administrative	10,988	11,802	33,459	35,552
Depreciation and amortization	1,546	1,555	4,506	4,469
Total operating expenses	27,839	27,990	80,548	82,243

Operating income	7,980	9,955	25,606	28,336

Other income (expense):
Interest income	34	256	103	779
Interest expense	(706)	(160)	(1,866)	(594)
Other, net	(12)	(12)	(28)	(27)

Total other income (expense)	(684)	84	(1,791)	158

Income before income taxes	7,296	10,039	23,815	28,494

Provision for income taxes	1,608	2,163	5,592	6,381

Net income	$5,688	$7,876	$18,223	$22,113

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.24	$0.32	$0.76	$0.90
Diluted Earnings Per Share	$0.24	$0.32	$0.76	$0.89

Weighted average shares and share equivalents outstanding:
Basic	23,721	24,560	23,820	24,574
Diluted	23,745	24,695	23,868	24,715

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2023	$31	$178,213	$(30,530)	$(98,759)	$48,955
Purchase of 417,855 shares treasury stock	-	-	-	(17,220)	(17,220)
Issuance of 75,283 shares of common stock for the exercise of stock options	-	1,752	-	-	1,752
Non-cash stock compensation (benefit)	-	(36)	-	-	(36)
Dividends declared of $0.12 per share of common stock	-	-	(2,865)	-	(2,865)
Net income	-	-	6,359	-	6,359
Balances at March 31, 2024	$31	$179,929	$(27,036)	$(115,979)	$36,945
Non-cash stock compensation (benefit)	-	(57)	-	-	(57)
Dividends declared of $0.12 per share of common stock	-	-	(2,865)	-	(2,865)
Net income	-	-	6,175	-	6,175
Balances at June 30, 2024	$31	$179,872	$(23,726)	$(115,979)	$40,198
Purchase of 395,217 shares treasury stock	-	-	-	(8,635)	(8,635)
Non-cash stock compensation (benefit)	-	189	-	-	189
Dividends declared of $0.12 per share of common stock	-	-	(2,817)	-	(2,817)
Net income	-	-	5,688	-	5,688
Balances at September 30, 2024	$31	$180,061	$(20,855)	$(124,614)	$34,623

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30
	2024	2023
Cash flows from operating activities:
Net income	$18,223	$22,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,506	4,469
Deferred income taxes	(118)	(721)
Reserve for uncertain tax positions	211	250
Non-cash share-based compensation expense	96	677
Change in fair value of contingent consideration	23	-
Net changes in assets and liabilities:
Trade accounts receivable	1,752	(6)
Prepaid expenses and other current assets	91	(3,257)
Deferred contract costs, net	212	800
Operating lease assets and liabilities, net	9	(75)
Accounts payable	599	230
Accrued expenses, wages and bonuses	1,789	493
Income taxes receivable and payable	(706)	392
Deferred revenue	1,559	1,040
Net cash provided by operating activities	28,246	26,405

Cash flows from investing activities:
Purchases of property and equipment	(11,004)	(12,009)
Acquisitions, net of cash acquired	(4,833)	-
Proceeds from the sale of property and equipment	-	1
Net cash used in investing activities	(15,837)	(12,008)

Cash flows from financing activities:
Payments on notes payable	(5,044)	(3,373)
Borrowings on notes payable	17,000	-
Borrowings on line of credit	39,000	5,000
Payments on line of credit	(34,000)	-
Payments on finance lease obligations	(19)	(279)
Payment of debt issuance costs	(37)	(8)
Proceeds from the exercise of share-based awards	-	584
Payment of payroll tax withholdings on share-based awards exercised	(317)	-
Repurchase of shares for treasury	(23,548)	(4,100)
Payment of dividends on common stock	(8,636)	(33,419)
Net cash used in financing activities	(15,601)	(35,595)

Change in cash and cash equivalents	(3,192)	(21,198)
Cash and cash equivalents at beginning of period	6,653	25,026
Cash and cash equivalents at end of period	$3,461	$3,828

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,699	$600
Income taxes	$6,270	$6,484
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,752	$-
Purchase of property and equipment in accounts payable and accrued expenses	$2,610	$1,819
Repurchase of shares for treasury in accounts payable and accrued expenses	$238	$24
Contingent consideration recorded in connection with acquisition	$776	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, National Research Corporation Canada, until it was formally dissolved in August 2024. All significant intercompany transactions and balances have been eliminated.

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

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. The majority of our revenue arrangements are for a twelve-month period but we also have multi-year arrangements. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided. We typically bill customers annually or quarterly in advance of services but may also bill monthly.

Our arrangements with customers consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

Subscription-based services - Services that are provided under subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, and certain implementation costs if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $297,000 and $69,000 in the three-month periods ended September 30, 2024 and 2023, respectively. We deferred incremental costs of obtaining a contract of $608,000 and $301,000 in the nine-month periods ended September 30, 2024 and 2023, respectively. Deferred contract costs, net of accumulated amortization was $1.2 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively. Total amortization by expense classification for the periods ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
	(In thousands)
Direct Expenses	$30	$67	$128	$146
Selling, general and administrative expenses	219	278	655	915
Total amortization	$249	$345	$783	$1,061

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $3,000 and $26,000 for the three-month periods ended September 30, 2024 and 2023, respectively and $37,000 and $41,000 in the nine-month periods ended September 30, 2024 and 2023, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the nine-month periods ended September 30, 2024 and 2023 (In thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period

Nine months ended September 30, 2024	$75	$(72)	$9	$51	$45
Nine months ended September 30, 2023	$65	$100	$89	$9	$85

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

Fair Value Measurements

Our valuation techniques are based on maximizing observable inputs and minimizing the use of unobservable inputs when measuring fair value. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The inputs are then classified into the following hierarchy: (1) Level 1 Inputs—quoted prices in active markets for identical assets and liabilities; (2) Level 2 Inputs—observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for similar or identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; (3) Level 3 Inputs—unobservable inputs. There were no transfers between levels during the nine months ended September 30, 2024.

The following details our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2024
Financial Assets:
Money Market Funds	$3,157	$-	$-	$3,157
Total Cash Equivalents	$3,157	$-	$-	$3,157
Financial Liabilities:
Contingent Consideration Liability	$-	-	$799	$799

As of December 31, 2023
Financial Assets:
Money Market Funds	$6,471	$-	$-	$6,471
Total Cash Equivalents	$6,471	$-	$-	$6,471

Our contingent consideration liability relates to potential future payments to the former owners of Nobl Health (“Nobl”) which was acquired in the third quarter of 2024 (See Note 2). The potential future payments are contingent upon the achievement of certain customer contract metrics. Contingent consideration was recognized at the date of acquisition and is remeasured at each reporting date at its estimated fair value. The remeasured fair value could differ materially from the initial estimates and uses significant unobservable inputs classified as Level 3 inputs. We measured fair value using a discounted cash flow model based on the present value of expected future payments, which considers the likelihood of meeting contract thresholds at future payment dates. Significant increases or decreases to any of the inputs in isolation could result in a significantly higher or lower liability. The change to the contingent consideration liability from the acquisition date, at each reporting date and the final amount paid, which is capped at $1.0 million, will be recognized in earnings. We recorded an increase of $23,000 to the fair value of contingent consideration, from $776,000 at the acquisition date to $799,000 at September 30, 2024, which is included in selling, general and administrative expenses.

Our long-term debt described in Note 4 is recorded at historical cost. The fair value of fixed rate long-term debt in 2023 was classified in Level 2 of the fair value hierarchy and was estimated based primarily on estimated current rates available for debt of the same remaining duration and adjusted for nonperformance and credit. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt.

The following are the carrying amount and estimated fair values of long-term debt:

	September 30, 2024	December 31, 2023
	(In thousands)
Total carrying amount of long-term debt	$48,742	$36,787
Estimated fair value of long-term debt	$48,742	$36,403

The carrying amounts of accounts receivable, line of credit, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2024 and December 31, 2023, there was no indication of impairment related to these assets.

Annually, we consider whether the recorded goodwill and indefinite lived intangibles have been impaired. However, goodwill and intangibles must be tested between annual tests if an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (“triggering event”).

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at September 30, 2024 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	ACQUISITION

On July 15, 2024, we entered a Stock Purchase Agreement to acquire all outstanding equity interests of Nobl, a provider of innovative rounding solutions for healthcare organizations, for cash delivered at closing of $6.0 million, subject to certain adjustments. We acquired Nobl to expand our portfolio of solutions and further support our experience partners in gathering real time employee and patient feedback. The Stock Purchase Agreement included a contingent consideration arrangement which requires payment of up to $1.0 million undiscounted to former owners of Nobl if recurring contract value exceeds $2.0 million. The amount is measured in December and June through June 2026 and paid in the following month. The potential undiscounted amount of all future contingent consideration payments that we may be required to pay ranges from $0 to $1.0 million. The fair value of the contingent consideration arrangement of $776,000 was estimated by using a discounted cash flow model. Contingent consideration is remeasured at each reporting period through settlement with the change recognized in selling, general and administrative expenses (See Note 1).

Total consideration paid for Nobl is as follows:

($ in thousands)
Cash paid	$5,513
Estimated fair value of Contingent Consideration	776
Fair value of total consideration transferred	$6,289

The acquisition was accounted for as a business combination, using the acquisition method of accounting, which requires the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values assigned to the intangible assets acquired were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. These values are preliminary, pending final measurement of tax accounts, current liabilities and goodwill. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition date.

Recognized Amounts of Assets Acquired and Liabilities Assumed
($ in thousands)
Cash	$680
Other current assets	478
Property and equipment	15
Customer related intangible	580
Technology	830
In process research & development	890
Goodwill	4,595
Other long-term assets	72
Total assets acquired	$8,140
Current liabilities	1,645
Other long-term liabilities	206
Total liabilities assumed	1,851
Net assets acquired	$6,289

Customer related and developed technology intangible assets are being amortized over their estimated useful lives of 7 and 5 years, respectively and a total weighted average of 5.8 years. The goodwill and identifiable intangible assets are not deductible for tax purposes. Goodwill related to the acquisition was primarily attributable to anticipated synergies and economies of scale expected from combining Nobl’s operations with ours, and other intangibles that do not qualify for separate recognition.

In process research and development (“IPR&D”) consists of Nobl’s development activities related to a significant upgrade to Nobl’s proprietary platform. Once the project is completed, the carrying value of the IPR&D will be reclassified to software and amortized over the estimated useful life of the asset.

The financial results associated with the Nobl assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2024. Pro-forma information has not been presented because the amounts for 2024 are insignificant. Acquisition-related costs of $112,000 are included in selling, general and administrative expenses for the three and nine-month periods ended September 30, 2024.

(3)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and nine-month periods ended September 30, 2024 and 2023 based on timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Subscription services recognized ratably over time	$33,196	$35,205	$99,571	$103,942
Services recognized at a point in time	1,489	1,200	3,765	3,224
Fixed, non-subscription recognized over time	925	1,249	2,356	2,703
Unit price services recognized over time	209	291	462	710
Total revenue	$35,819	$37,945	$106,154	$110,579

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (In thousands):

	September 30, 2024	December 31, 2023
Accounts receivables	$11,059	$12,378
Contract assets included in other current assets	$11	$84
Deferred Revenue, current portion	$17,301	$14,834
Noncurrent Deferred Revenue included in other long-term liabilities	$41	-

Significant changes in contract assets and contract liabilities during the nine-month periods ended September 30, 2024 and 2023 are as follows (in thousands):

	2024		2023
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(14,355)	$-	$(14,473)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,966	-	15,602
Increases due to acquisition	-	948
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(83)	-	(93)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(51)	-	(89)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	10	-	29	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2024 approximated $69.4 million, of which $6.4 million, $26.9 million, $23.4 million, $10.8 million, $1.3 million and $623,000 are expected to be recognized during 2024, 2025, 2026, 2027, 2028 and 2029, respectively.

(4)	INCOME TAXES

The effective tax rate for each of the three-month periods ended September 30, 2024 and 2023 was 22%. The effective tax rate for the nine-month periods ended September 30, 2024 increased to 23% from 22% for the same period in 2023. The change in the nine-month periods was mainly due to decreased tax benefits of $55,000 from the exercise of share-based compensation awards and higher state income taxes of approximately $241,000 which fluctuate based on various apportionment factors and rates for the states in which we operate.

(5)	CREDIT AGREEMENT

Our long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Term Loan	$14,547	$17,787
Delayed Draw Term Loan	34,195	19,000
Less: current portion	(3,721)	(7,214)
Less: unamortized debt issuance costs	(111)	(103)
Notes payable, net of current portion	$44,910	$29,470

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30.0 million revolving credit facility (the “Line of Credit”), (ii) a $23.4 million term loan (the “Term Loan”) and (iii) a $75.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan through May 2026 to fund dividends, any permitted future business acquisitions, capital expenditures or repurchases of our common stock. The Line of Credit is available to fund ongoing working capital needs and for other general corporate purposes.

Our Credit Facilities were amended on August 5, 2024, which (i) extended the maturity of the Line of Credit, (ii) extended the commitment date until which FNB will make loans available under the Delayed Draw Term Loan, (iii) revised the payments on the current balances of the Term Loan and the Delayed Draw Term Loan and any future balances on the Delayed Draw Term Loan to monthly installments amortized over ten-year periods, (iv) revised the interest rate on the Term Loan from a fixed 5% rate to a floating rate based on the 30-day Secured Overnight Financing Rate (“SOFR”), (v) extended the use of the Delayed Draw Term Loan to include dividends, stock repurchases, acquisitions and capital expenditures and (vi) increased the allowable building renovations excluded from the fixed charge coverage ratio covenant.

Borrowings under the Term Loan, Delayed Draw Term Loan and Line of Credit, if any, accrue interest at a floating rate equal to the SOFR plus 235 basis points (7.55% at September 30, 2024), which is payable monthly.

Principal payments on our amended Term Loan are due in monthly installments of $92,800 through May 2027 and a ballon payment for the remaining balance of $11.6 million is due May 28, 2027.

Principal payments are due on the Delayed Draw Term Loan in monthly installments of $220,882 through May 2027 and a balloon payment for the remaining balance of $27.1 million is due in May 28, 2027. We had the availability to borrow an additional $39 million on the Delayed Draw Term Loan at September 30, 2024.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2027. As of September 30, 2024, we had $5.0 million of borrowings outstanding and the availability to borrow $25.0 million on the Line of Credit. The weighted average borrowings on the Line of Credit for the three-month periods ended September 30, 2024 and 2023 were $8.0 million and $543,000, respectively. The weighted average borrowings on the Line of Credit for the nine-month periods ended September 30, 2024 and 2023 were $9.0 million and $183,000, respectively. The weighted average interest rate on borrowings on the Line of Credit during the three-month periods ended September 30, 2024 and 2023 were 7.65% and 7.68%, respectively. The weighted average interest on borrowings on the Line of Credit during the nine-month periods ended September 30, 2024 was 7.67% and 7.68%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $27.5 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries.

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

Performance-Based Stock Option Awards

We grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2024 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the nine-month period ended September 30, 2024. No performance-based stock options were awarded in 2023.

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

The following table summarizes performance-based stock option activity under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	-	$-
Granted	404,833	$39.54
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2024	404,833	$39.54	5.30	$-
Exercisable at September 30, 2024	-	$-	-	$-

Service-Based Stock Option Awards

We also grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 54,530 and 96,359 service-based stock option awards during the nine-month periods ended September 30, 2024 and 2023, respectively.

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

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the nine-month period ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	569,168	$35.72
Granted	54,530	$29.76
Exercised	75,283	$23.27
Forfeited	56,805	$43.83
Outstanding at September 30, 2024	491,610	$36.03	5.47	$567
Exercisable at September 30, 2024	344,000	$34.50	4.41	$567

There was $584,000 of cash received from stock options exercised for the nine-month period ended September 30, 2023, and no cash received from options exercised in the nine-month periods ended September 30, 2024. We recognized $189,000 and $198,000 of non-cash compensation for three-month periods ended September 30, 2024 and 2023, respectively, and $252,000 and $752,000 of non-cash compensation for the nine-month periods ended September 30, 2024 and 2023, respectively, related to options, which is included in selling, general and administrative expenses.

As of September 30, 2024, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $5.4 million which was expected to be recognized over a weighted average period of 2.2 years.

Non-vested Stock Awards

No non-vested shares of common stock were granted under the 2006 Equity Incentive Plan during the nine-month periods ended September 30, 2024 and 2023. As of September 30, 2024, there were no non-vested shares of common stock outstanding and no related remaining unrecognized compensation cost to recognize. We recognized non-cash compensation benefit of $130,000 for the three-month period ended September 30, 2023, and $156,000 and $75,000 for the nine-month periods ended September 30, 2024 and 2023, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. There was no non-cash compensation related to non-vested stock awards in the three-month period ended September 30, 2024.The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan for the nine-month period ended September 30, 2024:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	6,058	$42.92
Granted	-	-
Vested	-	-
Forfeited	(6,058)	42.92
Outstanding at September 30, 2024	-	$-

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at December 31, 2023	$62,328	$(714)	$61,614
Goodwill acquired	4,595	-	4,595
Balance at September 30, 2024	$66,923	$(714)	$66,209

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,192
Technology	2,790	1,959
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	12,723
Accumulated amortization	(12,612)	(12,443)
Other intangible assets, net	$2,713	$1,471

(8)	PROPERTY AND EQUIPMENT

	September 30, 2024	December 31, 2023
	(In thousands)
Property and equipment	$76,319	$63,874
Accumulated depreciation	39,999	35,669
Property and equipment, net	$36,320	$28,205

(9)	EARNINGS PER SHARE

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

We had 402,822 and 275,064 options of common stock for the three-month periods ended September 30, 2024 and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 406,713 and 268,838 options of common stock for the nine-month periods ended September 30, 2024 and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$5,688	$7,876	$18,223	$22,113
Allocation of distributed and undistributed income to unvested restricted stock shareholders	-	(2)	(2)	(5)
Net income attributable to common shareholders	5,688	7,874	18,221	22,108
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	23,721	24,560	23,820	24,574
Net income per share – basic	$0.24	$0.32	$0.76	$0.90
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	5,688	7,874	18,221	22,108
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	23,721	24,560	23,820	24,574
Weighted average effect of dilutive securities – stock options	24	135	48	141
Denominator for diluted earnings per share – adjusted weighted average shares	23,745	24,695	23,868	24,715
Net income per share – diluted	$0.24	$0.32	$0.76	$0.89

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	(In thousands, except percentages) Three Months Ended September 30,		Percentage Increase (Decrease)
	2024	2023	2024 over 2023
Revenue	$35,819	$37,945	(6)
Direct expenses	15,305	14,633	5
Selling, general, and administrative	10,988	11,802	(7)
Depreciation and amortization	1,546	1,555	(1)
Operating income	7,980	9,955	(20)
Total other income (expense)	(684)	84	(914)
Provision for income taxes	1,608	2,163	(26)
Effective Tax Rate	22%	22%	-
Operating margin	22%	26%	(4)

Revenue. Revenue in the 2024 period decreased compared to the 2023 period by $2.1 million. This was mainly from decreased US recurring revenue in our existing client base. Of this decrease, 26% was from our non-core solutions.

Direct expenses. Variable expenses increased $452,000 in the 2024 period compared to the 2023 period primarily from higher conference expenses partially offset by decreased data collection expenses. Variable expenses as a percentage of revenue were 18% and 16% in the 2024 and 2023 periods, respectively. Fixed expenses increased $220,000 primarily due to higher contracted services to support investments in our Human Understanding solutions partially offset by decreased salary and benefit costs from workforce changes and automation and state tax incentive adjustments. We have increased investments and will continue to invest in providing innovative AI solutions to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreased marketing expenses of $890,000, less web hosting and other software services of $204,000, decreased legal fees of $142,000 and less consulting fees of $141,000 partially offset by increased salary and benefit costs of $669,000 from investments in strategic leadership, product development and sales teams. We expect these investment levels to continue with the goal of driving efficiencies and savings in overall costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $9,000 due to less building, furniture and computer equipment depreciation partially offset by increased software investment amortization and intangible amortization from the Nobl acquisition.

Operating income and margin. Operating income and margin decreased in the 2024 period compared to the 2023 period primarily due to the decline in revenue.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to lower interest income of $222,000 from decreased money market funds investments and higher interest expense of $546,000 mainly from borrowings on our Line of Credit and Delayed Draw Term Loan, as well as the increased interest rate on our Term Loan. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan and the August 2024 amendment to our Credit Agreement, which extended the maturity of our debt and revised the interest rate on our Term Note to SOFR plus 2.35%.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2024 period compared to the 2023 period primarily due to decreased taxable income. The effective tax rate remained consistent between periods.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

	(In thousands, except percentages) Nine Months Ended September 30,		Percentage Increase (Decrease)
	2024	2023	2024 over 2023
Revenue	$106,154	$110,579	(4)
Direct expenses	42,583	42,222	1
Selling, general, and administrative	33,459	35,552	(6)
Depreciation and amortization	4,506	4,469	1
Operating income	25,606	28,336	(10)
Total other income (expense)	(1,791)	158	(1,234)
Provision for income taxes	5,592	6,381	(12)
Effective Tax Rate	23%	22%	1
Operating margin	24%	26%	(2)
Recurring Contact Value	$131,596	$144,346	(9)
Cash provided by operating activities	28,246	26,405	7

Revenue. Revenue in the 2024 period decreased compared to the 2023 period by $4.4 million. This was mainly from decreased US recurring revenue in our existing client base. Of this decrease, 28% was from our non-core solutions.

Direct expenses. Variable expenses increased $494,000 in the 2024 period compared to the 2023 period primarily from higher conference expenses partially offset by decreased data collection expenses. Variable expenses as a percentage of revenue were 16% and 15% in the 2024 and 2023 periods, respectively. Fixed expenses decreased $133,000 primarily due to decreased salary and benefit costs from workforce changes and automation partially offset by increased contracted services to support investments in our Human Understanding® solutions. We have increased investments and will continue to invest in providing innovative AI solutions to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreased marketing expenses of $1.4 million, less web hosting and other software services of $217,000, lower bad debt expense of $172,000 and decreased training costs of $171,000. We increased investments in strategic leadership, product development and sales during the year. We expect these investment levels to continue with the goal of driving efficiencies and savings in overall costs.

Depreciation and amortization. Depreciation and amortization expenses increased $37,000 in the 2024 period compared to the 2023 period primarily due to increased software investment amortization and intangible amortization from the Nobl acquisition.

Operating income and margin. Operating income and operating margin decreased in the 2024 period compared to the 2023 period primarily due to the decline in revenue exceeding the decline in operating expenses.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to lower interest income of $676,000 from decreased money market funds investments and higher interest expense of $1.3 million mainly from borrowings on our Line of Credit and Delayed Draw Term Loan, as well as the increased interest rate on our Term Loan. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan and the August 2024 amendment to our Credit Agreement, which extended the maturity of our debt and revised the interest rate on our Term Note to SOFR plus 2.35%.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2024 period compared to the 2023 period primarily due to decreased taxable income. The effective tax rate increased mainly due to decreased tax benefits of $55,000 from the exercise of share-based compensation awards and higher state income taxes of approximately $241,000 which fluctuate based on various apportionment factors and rates for the states in which we operate.

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

As of September 30, 2024, our principal sources of liquidity included $3.5 million of cash and cash equivalents, up to $25 million of unused borrowings under our Line of Credit and an additional $39 million on our Delayed Draw Term Loan. The Delayed Draw Term Loan can only be used to fund dividends, capital expenditures, permitted future business acquisitions or repurchasing our common stock.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, change in fair value of contingent consideration and the effect of working capital changes. Cash provided by operating activities increased primarily due to working capital changes, mainly consisting of changes in trade accounts receivable due to timing of invoicing and payments, accrued expenses, wages and bonuses mainly due to the timing of payments and changes in prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements partially offset by changes in income taxes receivable and payable due to the timing of payments. Cash provided by operating activities was also partially offset by decreased net income net of non-cash items.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $23.6 million and $11.8 million on September 30, 2024 and December 31, 2023, respectively. The change was primarily due to decreases in cash and cash equivalents and trade accounts receivable and increases in the borrowings outstanding on our Line of Credit and Delayed Draw Term Loan, accrued expenses, accounts payable, accrued wages and bonuses, deferred revenue and contingent consideration due to the acquisition. These were partially offset by increases in prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements, increases in income taxes receivable due to timing of payments and decreased current portion of notes payable due to the amendment of our credit agreement . Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury and cash paid to fund the Nobl acquisition, which was also funded by borrowings on our Line of Credit and Delayed Draw Term Loan. Accrued expenses, accounts payable and accrued wages and bonuses increased primarily due to the timing of payments. Trade accounts receivable decreased due to timing of billing and collections, as well as decreases in our overall recurring contract value. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on September 30, 2024, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of payments for the acquisition of Nobl Health and purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the Term Loan, Delayed Draw Term Loan, Line of Credit and finance lease obligations. We also used cash to repurchase shares of our common stock for treasury, to pay dividends on common stock and for payment of payroll tax withholdings on options exercised. This was partially offset by cash provided from borrowings on the Line of Credit and Delayed Draw Down Term loan.

Our material cash requirements include the following contractual and other obligations:

Cash dividends of $8.6 million were paid in the nine months ended September 30, 2024. Dividends of $2.8 million were declared in the three months ended September 30, 2024 and paid in October 2024. The dividends were paid from cash on hand and borrowings on our Line of Credit. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

We paid cash of $11.0 million for capital expenditures in the nine months ended September 30, 2024. These expenditures consisted mainly of computer software development for our Human Understanding® solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $2.5 million in 2024 and $4.7 million in 2025, which we expect to fund through operating cash flows and borrowings on the Line of Credit or Delayed Draw Term Loan.

Debt

Our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) includes (i) a $30.0 million revolving credit facility (the “Line of Credit”), (ii) a $23.4 million term loan (the “Term Loan”) and (iii) a $75.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). We may use the Delayed Draw Term Loan through May 2026 to fund dividends, any permitted future business acquisitions, capital expenditures or repurchases of our common stock. The Line of Credit is available to fund ongoing working capital needs and for other general corporate purposes.

Our Credit Facilities were amended on August 5, 2024, which (i) extended the maturity of the Line of Credit, (ii) extended the commitment date until which FNB will make loans available under the Delayed Draw Term Loan, (iii) revised the payments on the current balances of the Term Loan and Delayed Draw Term Loan and any future balances on the Delayed Draw Term Loan to monthly installments amortized over ten-year periods, (iv) revised the interest rate on the Term Loan from a 5% fixed rate to a floating rate based on the 30-day Secured Overnight Financing Rate (“SOFR”), (v) extended the use of the Delayed Draw Term Loan to include dividends, stock repurchases, acquisitions, and capital expenditures and (vi) increased the allowable building renovations excluded from the fixed charge coverage ratio covenant.

Borrowings under the Term Loan, Delayed Draw Term Loan and Line of Credit, if any, accrue interest at a floating rate equal to the SOFR plus 235 basis points (7.55% at September 30, 2024), which is payable monthly.

The outstanding balance on the Term Loan was $14.5 million at September 30, 2024. Principal payments were due in monthly installments of $92,800 through May 2027 and a balloon payment for the remaining balance of $11.6 million is due May 28, 2027.

The outstanding balance on the Delayed Draw Term Loan was $34.2 million at September 30, 2024. Principal payments are due on the Delayed Draw Term Loan in monthly installments of $220,882 through May 2027 and a balloon payment for the remaining balance of $27.1 million is due in May 28, 2027. We had the availability to borrow an additional $39 million on the Delayed Draw Term Loan at September 30, 2024.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2027. As of September 30, 2024, we had $5.0 million of borrowings outstanding and the availability to borrow $25.0 million on the Line of Credit. The weighted average borrowings on the Line of Credit for the three-month periods ended September 30, 2024 and 2023 were $8.0 million and $543,000, respectively. The weighted average borrowings on the Line of Credit for the nine-month periods ended September 30, 2024 and 2023 were $9.0 million and $183,000, respectively. The weighted average interest rate on borrowings on the Line of Credit during the three-month periods ended September 30, 2024 and 2023 were 7.65% and 7.68%, respectively. The weighted average interest on borrowings on the Line of Credit during the nine-month periods ended September 30, 2024 was 7.67% and 7.68%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $27.5 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of September 30, 2024, we were in compliance with our financial covenants.

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

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of September 30, 2024, we had fixed lease payments of $674,000 and $10,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.2 million as of September 30, 2024. See Note 4, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

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

During the three months ended September 30, 2024, we repurchased 395,217 shares of our common stock under the 2022 Program. As of September 30, 2024, the remaining number of shares of common stock that could be purchased under the 2022 Program was 700,633 shares.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes repurchases of common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2024	-	$-	-	1,095,850
Aug 1 – Aug 31, 2024	243,242	$21.41	243,242	852.608
Sep 1 – Sep 30, 2024	151,975	$21.98	151,975	700,633
Total	395,217	$21.63	395,217

(1)

The average price paid per share includes commission paid on stock repurchases and excludes excise tax incurred on stock repurchases. For the quarter ended September 30, 2024, commission paid totaled $7,904 and excise tax expense totaled $85,490.

(2)	Shares were repurchased pursuant to the 2022 Program.

ITEM 5.	Other Information

During the third quarter of 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(10.1)**	Third Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated August 5, 2024

(31.1)**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL RESEARCH CORPORATION

Date: November 8, 2024	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Linda A. Stacy
Linda A. Stacy Secretary, Principal Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)