Form 10-K
period 2024-12-31
NATIONAL RESEARCH CORP
filed 2025-03-17
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2024: $299,398,035.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 28, 2025: 22,945,532

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “creates,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue, expenses, and margins, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures including, without limitation, our headquarters renovation costs, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, the expected impact of the appointment of Trent Green as our Chief Executive Officer and as a director, both effective June 1, 2025, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our client service contracts, reductions in services purchased or prices, and failure to retain key clients;

●	Our ability to compete in our markets, which are highly competitive with new market entrants, and the possibility of increased price pressure and expenses;

●	The possibility that our solutions and technology do not perform as expected

●	The possibility that our acquisitions and partnerships do not achieve the increased demand/profitability expected;

●	The likelihood that a pandemic will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The likelihood that global conflicts will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare and budget legislation, executive orders, cost-saving measures, and other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	Our ability to maintain effective internal controls;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

Our expertise is Human Understanding®. We believe that every healthcare encounter is fundamentally a human experience. That’s why our holistic healthcare experience management framework is designed to drive the most human healthcare experiences for everyone. Patients. Consumers. Employees. Communities. Our comprehensive platform is a next-generation suite of Artificial Intelligence (“AI”)-enabled products that create a natural way to collect, analyze, and deliver feedback. By leveraging advanced technology and deep insights, we ensure each interaction becomes a meaningful moment of connection and care.

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

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, rounding, and brand loyalty. We partner with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model.

We have a broad and diversified client base that is distributed primarily across the United States. Our ten largest clients collectively accounted for 17%, 15%, and 15% of our total revenue in 2024, 2023 and 2022, respectively.

We believe we have achieved a market leadership position through our more than 40 years of industry innovation and experience, as well as our long-term, recurring revenue relationships (solutions that are used or required by a client each year) with many of the healthcare industry’s largest organizations. Since our founding in 1981, we have focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. We are a Delaware corporation headquartered in Lincoln, Nebraska.

Human Understanding Solutions

Healthcare experiences are human experiences. NRC Health has built a comprehensive experience management stack to create a game-changing platform with the goal of driving the most human healthcare experiences for everyone – from patients and caregivers to consumers and communities.

Our digital solutions consist of four primary solution categories – Patient Experience, Consumer Experience, Employee Experience, and Market Experience –which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization.

Market Experience Solutions – Our Marketing solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; real-time assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through real-time competitive assessments and enhanced segmentation tools. Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of approximately 300,000 healthcare consumers across the contiguous United States annually. Market Insights is a syndicated survey that provides clients with an independent third-party source of information that is used to understand consumer perception and preferences and optimize marketing strategies. Our Marketing solutions provide clients with on-demand tools to measure brand value and build brand equity in their markets, evaluate and optimize advertising efficacy and consumer recall, and tailor research to obtain the real time voice of customer feedback to support branding and loyalty initiatives.

Patient Experience Solutions – Our Experience solutions are provided on a subscription basis via a cross-continuum multi-mode digital platform that collects and measures data and then delivers business intelligence that our clients utilize to improve patient experience, engagement, and loyalty. Patient experience data can also be collected on a periodic basis using Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) compliant email, mail and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within our digital platform or independently as a legacy service offering. Our Experience solutions provide healthcare systems with the ability to receive and act on customer and employee feedback across all care settings in real-time. Experience solutions include patient experience, employee engagement, health risk assessments, care transition, and improvement tools. These solutions enable clients to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Experience solutions provide quantitative and qualitative real-time feedback, improvement plans, and coaching insights. By illuminating the complete care journey in real time, our clients can ensure each individual receives the care, respect, and experience they deserve. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement and increased customer loyalty.

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

Employee Experience Solutions – Our Employee Experience solutions give care teams the tools to make a difference and unite around a shared sense of purpose. These tools support healthcare organizations attract and retain the best talent and give leaders the information, tools and support they need to create engagement and open communication throughout the employee lifecycle. Real-time department level reporting and analytics with configurable action plans help measure improvement at every level and support next-best actions in the moment.

Consumer Experience Solutions – Our Consumer Experience solutions help to reduce healthcare friction and build loyalty, to win and retain more patients. Our goal is to support healthcare organizations ensure that encounters beyond the clinical setting complement an exceptional care experience, rather than tarnish it. Our solutions capture feedback across the healthcare journey, drive choice to build volume, and co-design experiences and services with scalable feedback through Community Insights. Community Insights brings the voice of the consumer into strategic and operational decision-making. Through actionable insights and custom research studies in just a few weeks, healthcare leaders can inform the most pressing healthcare business challenges, and identify customer behaviors, needs, expectations, and experiences to enable Human Understanding®.

Huey AI - Healthcare experiences are human experiences. Huey, our AI engine built for Human Understanding®, serves as a healthcare experience management companion. It’s embedded in our new suite of advanced solutions on our integrated experience platform. At every turn Huey is there with the goal of making healthcare a more intentional and human experience for healthcare organizations and the people they serve.

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

Markets

Growth Strategy

We believe that the value proposition of our current solutions, on the whole positions us to benefit from multiple growth opportunities. We believe that we can grow revenue and earnings through (1) increasing scope of services and sales of our existing solutions to our existing clients (or cross-selling), (2) winning additional new clients through market share growth in existing market segments, (3) developing and introducing new solutions to new and existing clients, and (4) pursuing acquisitions of, or investments in, firms providing products, solutions or technologies which complement ours.

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

We engage in marketing activities that generate demand for our solutions, engage existing clients and enhance our brand visibility in the marketplace. Strategic campaigns and programs focus on (1) ensuring coverage of prospective clients via targeted advertising and account-based campaigns, (2) elevating client value evidence and success stories to an executive level profile, (3) engaging key stakeholders with content, programming and events and (4) amplifying thought leadership through public and media relations programs that include earning placement in national media and trade publications, securing podium presentations at key industry events, and winning awards on behalf of us and our executives.

Competition

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement tools, and with other research firms which provide survey-based healthcare market research and/or performance assessment. Our primary competitors among such research firms include Press Ganey and Qualtrics, both of which we believe have significantly higher annual revenue than us, and several other organizations that we believe have less annual revenue than us. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments such as healthcare software or information systems.

We believe the primary competitive factors within our market include quality and focus of service, timeliness of delivery, unique service capabilities, the ability to release innovative solution updates, breadth of solutions, credibility of provider, industry experience, and price. We believe that our focus on the healthcare industry, extensive portfolio of solutions, motivated sales force, and relationships with leading healthcare providers position us to compete in this market.

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

Established client base of leading healthcare organizations. Our client portfolio encompasses a majority of the leading healthcare systems across the United States. Over 250 of the top 400 healthcare systems based on net patient revenue are currently using one or more of our solutions. Our client base provides a unique network effect to share best practices among existing clients and to attract new clients. Our existing client base also provides a significant organic growth opportunity to upsell and cross sell additional solutions.

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

Experienced senior management team led by our founder. Our senior management team has extensive industry and leadership experience. Michael D. Hays, our Chief Executive Officer and President, founded NRC Health in 1981. Prior to launching the Company, Mr. Hays served as Vice President and as a Director of SRI Research Center, Inc. (now known as the Gallup Organization). Helen Hrdy was appointed as our Chief Operating Officer in October 2024. Prior to this position Ms. Hrdy served as our Chief Customer Officer since January 2024, Chief Growth Officer for three years and our Senior Vice President, Customer Success, for eight years. Andy Monnich has served as our Chief Corporate Development Officer since January 2024. Mr. Monnich has worked in product and corporate development in the healthcare, financial services, and education industries, including for The Company as Senior Vice President - Strategy and Corporate Development, as Managing Director and Co-Founder of Connect, and as Chief Strategy Officer at Practicing Excellence. On February 26, 2025, our Board of Directors appointed Trent Green as our Chief Executive Officer and to serve as a director, both effective June 1, 2025. Mr. Green brings more than 25 years of healthcare leadership experience, most recently serving as Chief Executive Officer of Amazon One Medical and previously as Chief Operating Officer of Legacy Health. Upon the effectiveness of Mr. Green's appointment as Chief Executive Officer, Mr. Hays will transition to the role of Chairman.

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

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $4.9 trillion in 2023, or $14,570 per person. In total, health spending accounted for 18% of the nation’s Gross Domestic Product in 2023. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by the CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly. In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

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

Human Capital

As of December 31, 2024, we employed a total of 368 associates. None of our associates are represented by a collective bargaining unit. Most of our associates work remotely. Our goal is to help customers bring Human Understanding® to healthcare, for their patients and communities. Our associates are at the heart of achieving that goal so we promise that same Human Understanding® to each other. We focus less on titles and more on the unique skills and perspectives each person brings to the organization. Our employment practices are based on the qualifications of each individual and appropriate job-related standards. We consider our relationships with our associates to be good.

We believe living Human Understanding® in the workplace is the job of every associate. Each associate is asked to take charge of their own education, self-awareness, opportunity, and growth in the topics of diversity, equity, inclusion & belonging. All leaders are expected to support associates in development efforts and be role models in inclusive behavior, leading their teams with Human Understanding®. We believe each associate and applicant should feel understood and welcomed.

The Associate Experience team and Associate Lifecycle Belonging committee coordinate activities and opportunities for everyone on these topics, and act as advocates of a workplace culture full of Human Understanding®. As we focus on Human Understanding® in the workplace, we have considered what creating and cultivating a workplace full of Human Understanding® means. We have realized that demonstrating Human Understanding® as associates is so much larger than just honoring and recognizing personal characteristics such as race, age, gender, marital status, background, or creed. Our passions, pastimes, families, pets, politics, and communities impact how we see the world. This in turn impacts how we understand or misunderstand one another. We acknowledge that our efforts will be ongoing and must continually be re-evaluated.

Available Information

More information regarding NRC Health is available on our website at www.nrchealth.com. We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on our website. We provide access to such materials through our website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Reports and amendments posted on our website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. The majority of our contracts are renewable annually at the option of our clients. Client contracts are generally cancelable on short notice without penalty; however we are entitled to payment for services through the cancellation date. To the extent that clients fail to renew or defer their renewals, we anticipate our results may be materially adversely affected. We rely on a limited number of key clients for a substantial portion of our revenue. Our ten largest clients collectively accounted for 17%, 15%, and 15% of our total revenue in 2024, 2023 and 2022, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our clients are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, clients’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare analytics and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with other firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors include Press Ganey and Qualtrics, both of which we believe has significantly higher annual revenue than us, and several other firms that provide similar services in the market we serve. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. Furthermore, we do not have a publicly traded group of peers, which makes it difficult to compare and benchmark performance to other similar companies. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

Because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. The healthcare industry is extensively regulated by both state and federal government. Future legislative changes, including additional provisions to control healthcare costs, improve healthcare quality and expand access to health insurance, could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. Recently, members of the U.S. House of Representatives have started to weigh a series of legislative proposals targeting Medicaid, Medicare, and other entitlement programs as part of a broader campaign to reduce federal spending, President Trump has issued a number of executive orders intended to reduce government spending, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs. There have also been proposals calling for repeal or reform of the Affordable Care Act. Any of these or related actions by state or federal governments could significantly reduce federal or state spending on the Medicaid and Medicare programs, constitute a fundamental change in the federal role in healthcare, change the nature of the entitlements offered by Medicaid and Medicare, or reduce or delay the payments made to both non-profit and for profit healthcare systems by Medicaid and Medicare, any of which could have a material effect on the revenues of our customers, resulting in harm to the demand for our solutions and our ability to collect subscriptions and fees owed to us, which could negatively impact our business, financial condition, cash flows, and results of operations.

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

Global conflicts or any expansion of such conflicts, could adversely affect our business and operations. From time-to-time we outsource certain software development services to third parties outside of the United States, including in the Ukraine. Historically, our contractors located in areas of conflict (including in the Ukraine) have been able to continue their work. However, those services could be more negatively impacted in the future.

Civil unrest, political instability or uncertainty, military activities (including the conflicts in the Ukraine and the Middle East, and as a result of any escalation of tensions between China and Taiwan), utility service breakdowns or broad-based sanctions, should they continue for the long term or escalate, could interrupt our contractors’ ability to provide services and require our associates to perform the services or replace the contractors which could have an adverse effect on our operations and financial performance, including higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or countersanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions.

In addition, the new administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China, Canada, Mexico, and the EU. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign government may result in increased costs and worsening economic conditions and could have an adverse impact on our results of operations.

General economic factors could adversely impact our profitability.

Negative changes in general economic conditions, in the geographic areas in which we operate may reduce our profitability. An economic downturn, a rise in interest rates, and inflationary pressures can reduce the demand for our services and result in terminations as well as slower client payments or client defaults on receivables. Additionally, in recent years, we experienced increased costs including salary and benefits costs in sales and client support, software costs, contracted services, costs associated with our building improvements and equipment purchases and we expect inflationary pressures to continue in 2025. Inflation may increase our costs without a corresponding increase in our contract revenue due to fixed contract arrangements, which could result in decreased margins and profitability.

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

Our ability to provide timely and accurate performance measurement and improvement service to our clients is dependent, to a significant extent, upon the technology that we develop internally as well as the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our clients. The failure or deficiency of the technology we develop and implement could negatively impact the willingness or ability for our clients to use our services and our ability to perform our services. Our failure to anticipate clients’ expectations and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop and implement, we may not adapt quickly enough and may incur significant costs and delays that could harm our business. Additional costs will be incurred to further develop and improve our information technology platforms.

In addition, changing technologies including AI and other emerging technologies may become significant to operational results in the future. Although we plan to continue to invest in research and development, including through acquisitions, in order to enhance our technology and new and existing solutions. However, if we are unable to successfully anticipate, develop, implement and utilize such emerging technologies as effectively as competitors or our customers are able to use AI as a replacement to our services, our results of operations may be negatively affected. Additionally, while AI and other technologies may offer substantial benefits, they may also introduce additional risks and raise ethical, technological, legal, regulatory, and other issues that may negatively affect the demand for our solutions.

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

If we or our third-party service providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information or AI impacts our demand for, or providing of, services, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.

In connection with our client services, we and our third-party service providers receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical information of our clients’ patients, electronically over the internet. We or our third-party service providers may become the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities

In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies, which is still in effect. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

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

New solution offerings involve inherent risk.

We have made substantial investments to develop new solution offerings and technologies, including AI enhanced offerings. We expect to continue investing significant resources in developing new technologies, tools, features, and solutions. At the same time, our competitors are rapidly developing their technologies and services, and our offerings may not be able to compete effectively. Our new solutions have a high degree of risk, as each involves strategies and technologies which we have limited or no prior development or operating experience. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that they will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, our development efforts with respect to new solution offerings and technologies could distract management from current operations and will divert capital and other resources from our more established solution offerings and technologies. Even if we are successful in developing new solution offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new solution offerings or technologies. At the same time, if we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed. If we do not invest in commercially successful and innovative technologies, we may not realize the expected benefits of those investments. No assurance can be given that such strategies and offerings will be successful and will not harm our reputation, financial condition, and operating results.

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

Our growth strategy includes future acquisitions, partnerships and/or investments which involve inherent risk.

In order to expand services or technologies to existing clients and increase our client base, we have historically, and may in the future, make strategic business acquisitions, partnerships with other organizations and/or investments that we believe complement our business.

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

We have established a strategic partnership and intend to continue to establish strategic partnerships with third parties to enhance our solution offering. We currently depend on our partner’s technology to perform certain services for our customers. As a result, these services may not be provided in the manner or on the time schedule we currently expect, which may negatively impact our business operations. In addition, we cannot control the amount and timing of resources our partners may devote to their technology enhancements. Furthermore, there is no assurance that our partner-provided services will be purchased by our customers. Our partners may terminate their agreements with us for cause under certain circumstances and may elect not to renew our agreements, which could discontinue our ability to use their technologies and could result in our partners pursuing competing solutions. If our partners terminate or breach our agreements with them or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and perform our contractual obligations to our customers. These factors could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to achieve a proper revenue to cost ratio our profitability could decrease

Our ability to achieve our goals and earnings growth depends on our ability to grow our revenue and achieve the appropriate cost structure for our revenues. Our revenue and margins have decreased in recent years. We have invested in product development, leadership and recruiting in an effort to increase revenue. During the second quarter of 2025 we expect to recognize compensation expense of $4.9 million (based on the price of our common stock on February 28, 2025) for Mr. Green's signing bonus. In addition, we expect to recognize compensation expense of approximately $608,000 (based on the price of our common stock on February 28, 2025) per quarter for Mr. Green's equity grant beginning in June 2025 and continuing through the third anniversary of the grant. In light of Mr. Green's hiring and compensation, we expect to terminate the existing long-term incentive program for our executive leadership team with the consent of the impacted participants and adopt a new incentive program during the second quarter of 2025, which could result in additional expenses. We have also adjusted spending in certain areas to reduce costs. If we are unsuccessful in increasing our revenue or we do not reduce costs sufficiently, our margins will continue to be compressed.

Risks Related to our Common Stock

Our principal shareholders effectively control the Company.

A majority of our common stock and voting power was historically owned and/or held by Michael D. Hays, our Chief Executive Officer and President. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to trusts for the benefit of his family. Currently, the principal holder of shares previously owned by Mr. Hays is the Common Property Trust (the “Trust”).

As of February 28, 2025, approximately 37.5% of our outstanding common stock was owned by the Trust and approximately 46.8% of our outstanding common stock was held by the Trust and other entities controlled by trustees or special power holders for the benefit of members of Mr. Hays’ family. As a result, the Trust and these other entities, through the trustees or special power holders, have the power to indirectly control decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trust and these other entities.

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

The market price and trading volume of our common stock has historically been and may continue to be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

●	Variations in our financial performance and that of similar companies;
●	Regulatory and other developments that may impact the demand for our services;
●	Reaction to our press releases, public announcements and filings with the SEC;
●	Client, market and industry perception of our services and performance;
●	Actions of our competitors;
●	Changes in earnings estimates or recommendations by analysts who follow our stock;
●	Loss of key personnel;
●	Investor, management team or large shareholder sales of our stock;
●	Changes in accounting principles; and
●	Variations in general market, economic and political conditions or financial markets.

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

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting and marketing survey-based performance information for healthcare markets. Although client relationships are managed at many levels within our company, the loss of the services of Michael D. Hays, our Chief Executive Officer and President, or one or more of our other executive officers, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, and sales and customer relations. Our success will also depend on our ability to hire, train and retain skilled personnel in all areas of our business. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. While we expect Mr. Green will begin serving as our Chief Executive Officer and as a director on June 1, 2025, his start date may be delayed or may never occur.

In December 2024, Linda Stacy left her position as our Principal Accounting Officer, in January 2025, Christophe Louvion, left his position as our Chief Product Technology Officer, and in March 2025, Jason Hahn left his position as Chief Revenue Officer. While Ms. Stacy has been temporarily appointed as Interim Principal Financial Officer, these departures or departures of other key executive may result in lack of continuity, operational issues and we may not realize the expected benefits and results from compensation structures we have put in place.

Like many other companies, we experienced higher attrition rates in the last several years. We may incur higher costs to attract, train and retain these associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.

Increases in income tax rates, changes in income tax laws or regulations, or unfavorable resolutions of tax matters could adversely impact our profitability.

We are subject to income tax in the United States. Our overall effective income tax rate is a function of the federal and local tax rates and the geographic mix of our income before taxes in the jurisdictions in which we operate. The new administration has indicated a desire to amend the federal tax laws. Changes in tax rates could negatively impact our net income. Tax laws and regulations, including rates of taxation, are subject to revisions by individual taxing jurisdictions. It is possible that these types of changes could materially impact our net income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits could materially differ from our historical income tax provisions, estimates and accruals and could materially adversely impact our financial statements for the period or periods which the statute of limitations is open.

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

We may change our dividend policy at any time.

We have historically paid quarterly dividends to holders of our common stock. Although we expect to continue to pay dividends to holders of our common stock, the declaration and amount of any future dividends is subject to approval of our Board of Directors and various risks and uncertainties, including, but not limited to, our cash flow and cash needs, compliance with applicable law, restrictions on the payment of dividends under existing or future financing arrangements, changes in tax laws relating to corporate dividends, and deterioration in our financial condition or results of operations. Accordingly, our dividend policy may change at any time without notice, and our Board of Directors may determine to terminate payment of dividends, or reduce the amount or frequency of dividend payments, and we may not pay dividends at our historical rates or at all.

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

Our Enterprise Risk Management Committee (ERMC), which includes certain associates with data privacy, information security, and cybersecurity experience, supports our Board of Directors in this oversight. The ERMC reports to the Audit Committee of the Board of Directors. The ERMC manages the ERMP and provides regular updates to the Audit Committee regarding our key risks and ERMP developments. Our Vice President of Privacy Compliance also reports to the Audit Committee on a regular basis, providing an Information Security Report, which includes information such as our information system risk profile, our top risk challenges, and security initiatives and strategies. Additionally, the ERMC communicates emerging risks and the mitigation of those risks to the Audit Committee, among other things. Significant cybersecurity matters, and strategic risk management decisions are elevated to the overall Board of Directors to enable oversight and guidance on critical cybersecurity issues.

Our Vice President of Privacy Compliance, Jen Spencer, is an ERMC member and has primary responsibility for our Information Security Program, including the maintenance and enforcement of our security policies. Ms. Spencer serves as an advisor to our leadership team, assisting them in optimizing security measures, mitigating risk, fortifying defenses, and minimizing vulnerabilities. Ms. Spencer develops written policies and procedures and conducts training to ensure our entire organization is well-protected. She is responsible for overseeing and executing the strategic plan for our data protection program, information security systems, compliance, computer networks and business continuance/disaster recovery. Additionally, Ms. Spencer actively participates in project management duties and manages information security integration efforts, working closely with internal teams, vendors, subcontractors, and clients. Ms. Spencer has over twenty years in cybersecurity, privacy, and compliance. Her primary job responsibilities include security, privacy, and compliance including AI data governance. Ms. Spencer works on several working groups through H-ISAC, Women in Bio, and Women in AI Governance. Prior to NRC she was the CIO/CISO/CPO for the Rochester RHIO and Manager of Information Security and GRC with Excellus Health Plan. She graduated from Rochester Institute of Technology (RIT) with an eMBA and a master’s in science in IT Security. She earned her paralegal certificate from Stony Brook University and holds several industry certifications. Ms. Spencer is also an adjunct professor at RIT, the University of Virginia and the Blue Ridge Virginia Governor's School.

Item 2.	Properties

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet have been used for operations. Our credit facilities are secured by this property and our other assets. We are currently renovating the building and expect renovations to be complete in 2025.We are leasing 19,300 square feet of space in Lincoln, Nebraska for our mail survey processing operations that were previously housed at our headquarters.

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

Cash dividends in the aggregate amount of $11.3 million, $36.3 million, and $20.9 million were declared in 2024, 2023 and 2022 respectively. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 28, 2025, there were approximately 10 shareholders of record and approximately 13,981 beneficial owners of our common stock.

In May 2022, our Board of Directors authorized the repurchase of 2,500,000 shares of common stock (the “2022 Program”). The 2022 Program has no set expiration date.

The table below summarizes repurchases of common stock during the three-month period ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

Oct 1 – Oct 31, 2024	24,186	18.18	24,186	676,447
Nov 1 – Nov 30, 2024	114,762	18.84	114,762	561,685
Dec 1 – Dec 31, 2024	253,976	18.28	253,976	307,709
Total	392,924		392,924

(1)

The average price paid per share includes commission paid on stock repurchases and excludes excise tax incurred on stock repurchases. For the quarter ended December 31, 2024, commission paid totaled $7,858 and excise tax expense totaled $72,452.

(2)	Shares were repurchased pursuant to the 2022 program.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. Because of the uniqueness of our markets and products and lack of publicly traded peers, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2019, and our relative performance is tracked through December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among National Research Corporation, the NASDAQ Composite Index and the Russell 2000 Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
National Research Corporation
NASDAQ Composite
Russell 2000

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Russell Investment Group. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/19	12/20	12/21	12/22	12/23	12/24

National Research Corporation Common Stock	100.00	65.14	63.94	58.70	64.34	29.28
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of significant factors relevant to our financial performance and condition. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

On February 26, 2025, our Board of Directors appointed Trent Green as our Chief Executive Officer and to serve as a director, both effective June 1, 2025. Mr. Green brings more than 25 years of healthcare leadership experience, most recently serving as Chief Executive Officer of Amazon One Medical and previously as Chief Operating Officer of Legacy Health. Upon the effectiveness of Mr. Green’s appointment as Chief Executive Officer, Mr. Hays will transition to the role of Chairman.

Critical Accounting Estimates

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

Valuation of Goodwill and Identifiable Intangible Assets

Intangible assets include customer relationships, trade names, technology, and goodwill. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment with other long-lived assets in the related asset group whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review intangible assets with indefinite lives for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review requires management to assess qualitative factors to determine whether an impairment may have occurred, which inherently involves management’s judgment. This assessment also requires a determination of the fair value of the asset, which often includes several significant estimates and assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment of goodwill or other intangible assets. See Notes 1 and 6 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods. At December 31, 2024, we assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that it is not more likely than not that an impairment loss had been incurred at December 31, 2024.

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

	(In thousands, except percentages) Year Ended December 31,			Percentage Increase (Decrease)
	2024	2023	2022	2024 over 2023	2023 over 2022
Revenue	$143,060	$148,580	$151,568	(4)	(2)
Direct expenses	56,933	56,015	57,049	2	(2)
Selling, general, and administrative	44,911	46,621	42,699	(4)	9
Depreciation, amortization and impairment	6,022	5,899	5,277	2	12
Operating income	35,194	40,045	46,543	(12)	(14)
Total other income (expense)	(2,504)	(83)	(3,728)	2,917	(98)
Provision for income taxes	7,907	8,991	11,015	(12)	(18)
Effective Tax Rate	24%	22%	26%	(2)	(4)

Operating Margin	25%	27%	31%	(2)	(4)
Recurring Contract Value	133,218	141,855	146,839	(6)	(3)
Cash provided by operating activities	34,625	38,113	36,265	(10)	5

Revenue. Revenue in 2024 decreased compared to 2023 by $5.5 million. This was mainly from decreased recurring revenue in our existing client base. Of this decrease, 34% was from our non-core solutions. We view total Recurring Contract Value, or TRCV, a measure of revenue under all renewable contracts for their respective annual renewal periods, as a leading indicator of revenue expectations. TRCV declined for several quarters prior to the fourth quarter of 2024, when it increased slightly. We believe the expansion of our product and services portfolio during 2024, along with a broader sales effort, led to improved sales and retention in the fourth quarter compared with the prior several quarters. There is a lag between changes in TRCV (next twelve months) and revenue (trailing twelve months). Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within the next few quarters (and vice versa). However, intervening events may affect this general expectation.

Direct expenses. Variable expenses increased $23,000 in the 2024 period compared to the 2023 period primarily from higher conference expenses partially offset by decreased hourly labor and data collection expenses. Variable expenses as a percentage of revenue were 16% and 15% in the 2024 and 2023 periods, respectively. Fixed expenses increased $895,000 primarily due to higher contracted services to support investments in our Human Understanding solutions partially offset by decreased salary and benefit costs from workforce changes and automation and state tax incentive adjustments. During the fourth quarter of 2024, we reduced our workforce to align with lower revenue, which is expected to lower these fixed expenses in future periods. We expect to continue to invest in providing innovative solutions to our clients, which could cause direct expenses to fluctuate as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2024 period compared to the 2023 period primarily due to decreases in marketing expenses of $2.0 million, web hosting and other software services of $287,000, consulting fees of $304,000, professional development and training of $200,000, and bad debt expense of $175,000 partially offset by increased salary and benefit costs of $1.2 million from investments in strategic leadership, product development and sales teams and increased recruiting expenses of $255,000. While we continue to invest in product development and sales, our goal is to drive efficiencies and savings in overall costs to offset such investments. We expect a substantial portion of the benefits of our lower expense run rate for the fourth quarter of 2024 to continue into 2025, partially offset by increased compensation expense of our new CEO, including an expected charge during the second quarter of 2025, of approximately $4.9 million (based on the price of our common stock at February 28, 2025) for Mr. Green's signing bonus and quarterly non-cash charges of approximately $608,000 (based on the price of our common stock on February 28, 2025) for Mr. Green's equity grant beginning in June 2025 and continuing through the third anniversary of the grant. In light of Mr. Green's hiring and compensation, we expect to terminate the existing long-term incentive program for our executive leadership team with the consent of the impacted participants and adopt a new incentive program during the second quarter of 2025, which could result in additional expenses.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expenses increased in 2024 compared to the 2023 period due to increased software investment amortization and intangible amortization from the Nobl acquisition partially offset by less building, furniture and computer equipment depreciation. We expect our depreciation and amortization to increase slightly given continued software and intangible amortization, as well as depreciation on the building renovations when completed in 2025.

Operating income and margin. Operating income and margin decreased in 2024 compared to 2023 primarily due to the decline in revenue while direct expenses and depreciation and amortization increased. In the near term, we expect operating income and margin to increase due to revenue and cost initiatives, excluding the impact of the compensation charge described above.

Total other income (expense). Total other expense increased in the 2024 period compared to the 2023 period primarily due to higher interest expense of $1.7 million mainly from borrowings on our Line of Credit and Delayed Draw Term Loan, as well as the increased interest rate on our Term Loan, and lower interest income of $695,000 from decreased money market funds investments. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan. Additionally, starting in August 2024 the Term Note changed from a fixed interest rate of 5% per annum to a floating rate. All borrowings currently bear interest at a floating rate, which is currently equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75%.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in 2024 compared to 2023 primarily due to decreased taxable income. The effective tax rate increased primarily due to an increase in the effective rate related to state income taxes which fluctuates based on various apportionment factors and rates for the states we operate in, increased provision for uncertain tax positions and decreased tax benefits from the share-based compensation awards. See Note 7, “Income Taxes,” to our Consolidated Financial Statements contained in this report for additional information on the change in the effective tax rates.

Recurring Contact Value. Recurring contract value declined in 2024 compared to 2023 primarily due to the lack of growth in new contracts to replace losses. Our retention rate decreased 4% in 2024 compared to 2023. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of December 31, 2024, our principal sources of liquidity included $4.2 million of cash and cash equivalents, up to $30 million of unused borrowings under our Line of Credit and an additional $24 million on our Delayed Draw Term Loan.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, change in fair value of contingent consideration, loss on disposal of property and equipment and the effect of working capital changes. Cash provided by operating activities decreased primarily due to decreased net income net of non-cash items, partially offset by working capital changes. Working capital changes mainly consisted of changes in deferred contract costs primarily due to the timing of commissions and incentives and related amortization and changes in prepaid expenses and other current and noncurrent assets primarily due to the timing of our annual business insurance and other service agreements.

See the Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $16.3 million and $11.8 million on December 31, 2024 and December 31, 2023, respectively. The change was primarily due to decreases in cash and cash equivalents and trade accounts receivable, and prepaid expenses due to the timing of our annual business insurance payment and other service agreements and increases in accrued wages, accrued expenses and deferred revenue. These changes were partially offset by the decrease in the current portion of notes payable due to the amendment of our credit agreement in 2024. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury and cash paid to fund the Nobl acquisition, which was also funded by borrowings on our Line of Credit and Delayed Draw Term Loan. Trade accounts receivable decreased due to timing of billing and collections, as well as decreases in our overall recurring contract value. Accrued expenses and accrued wages and bonuses increased primarily due to the accrual of annual incentives and timing of payments. Our working capital is significantly impacted by our large deferred revenue balances, which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on December 31, 2024, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

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

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends in the aggregate amount of $11.3 million, $36.3 million and $20.9 million were declared in 2024, 2023 and 2022 respectively. Dividends were paid from cash on hand and borrowings on our line of credit. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

Capital Expenditures

We paid cash of $15.4 million for capital expenditures in the year ended December 31, 2024. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $5.8 million in 2025, which we expect to fund through operating cash flows and borrowings on the Line of Credit and Delayed Draw Term Loan.

Debt

As of December 31, 2024, our amended and restated credit agreement (the “Credit Agreement”) with First National Bank of Omaha (“FNB”) included (i) a $30.0 million revolving credit facility (the “Line of Credit”), (ii) a $23.4 million term loan (the “Term Loan”) and (iii) a $75.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Line of Credit and the Term Loan, the “Credit Facilities”). As of December 31, 2024, we could use the Delayed Draw Term Loan to fund dividends, any permitted future business acquisitions, capital expenditures or repurchases of our common stock. As of December 31, 2024, the Line of Credit was available to fund ongoing working capital needs and for other general corporate purposes.

As of December 31, 2024, borrowings on the Term Loan, Delayed Draw Term Loan and Line of Credit, accrued interest at a floating rate equal to the SOFR plus 235 basis points (6.9% at December 31, 2024), which is payable monthly.

The outstanding balance on the Term Loan was $14.3 million at December 31, 2024. As of December 31, 2024, principal payments were due in monthly installments of $92,800 through May 2027 and a balloon payment for the remaining balance of $11.6 million was due May 28, 2027.

The outstanding balance on the Delayed Draw Term Loan was $48.5 million at December 31, 2024. As of December 31, 2024, principal payments were due on the Delayed Draw Term Loan in monthly installments of $318,790 through May 2027 and a balloon payment for the remaining balance of $39.4 million was due in May 28, 2027. We had the availability to borrow an additional $24 million on the Delayed Draw Term Loan at December 31, 2024.

As of December 31, 2024, principal amounts outstanding under the Line of Credit were due and payable in full, at maturity, in May 2027. As of December 31, 2024, we had no borrowings outstanding and the availability to borrow $30.0 million on the Line of Credit. The weighted average borrowings on the Line of Credit for the years ended December 31, 2024 and 2023 were $8.5 million and $1.7 million, respectively. The weighted average interest rate on borrowings on the Line of Credit during the years ended December 31, 2024 and 2023 were 7.52% and 7.67%, respectively.

As of December 31, 2024, we were obligated to pay ongoing unused commitment fees quarterly in arrears at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

Pursuant to the Credit Agreement, we were required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excluded, unless our liquidity fell below a specified threshold, (i) any cash dividends in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeded $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $27.5 million of costs associated with our building renovation from or after January 1, 2023. We were also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. As of December 31, 2024, we were in compliance with our financial covenants.

The Credit Facilities were secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and our guarantors’ present and future assets (including, without limitation, fee-owned real property, and limited, in the case of the equity interests of foreign subsidiaries, to 65% of the outstanding equity interests of such subsidiaries).

In February 2025, we entered a new credit agreement (the “New Credit Agreement”) with a group of lenders and FNB that amends and restates the terms of our existing Credit Facility, as amended. The New Credit Agreement provides for (i) a $30,000,000 revolving credit facility (the “Revolving Loan”) and (ii) a $110,000,000 delayed draw-down term facility (“the “New Delayed Draw Term Loan” and, together with the Revolving Loan, the “New Credit Facilities”). The New Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the New Delayed Draw Term Loan of up to the lesser of (x) $25,000,000 and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10,000,000 (or the remaining available amount of the accordion, if less).

Interest accrues and is payable monthly on the New Delayed Draw Term Loan and the Revolving Loan at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75%. Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. Principal amounts outstanding under the New Delayed Draw Term Loan are due and payable monthly during the term of the New Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the New Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. The Delayed Draw Term Loan can only be used to refinance certain existing term indebtedness, fund dividends, capital expenditures, permitted future business acquisitions, or repurchasing our common stock.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the New Delayed Draw Term Loan, respectively.

The New Credit Facilities are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our present and future assets (including, without limitation, fee-owned real property).

The New Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The New Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. We are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the New Credit Facilities, which calculation excludes certain specified items, unless our liquidity falls below a specified threshold. We are also required to maintain a cash flow leverage ratio of 3.50x or less for all testing periods throughout the terms of the New Credit Facilities.

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of December 31, 2024, we had fixed lease payments of $624,000 and $10,000 for operating and finance leases, respectively payable within 12 months. A summary of our operating and finance lease obligations as of December 31, 2024 can be found in Note 10, "Leases", to the Consolidated Financial Statements contained in this report.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.2 million as of December 31, 2024. See Note 7, "Income Taxes", to the Consolidated Financial Statements contained in this report for income tax related information.

Purchase Commitments

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

During 2024, we repurchased 1,154,595 shares of our common stock for an aggregate of $30.8 million under the 2022 Program. As of December 31, 2024, the remaining number of shares of common stock that could be purchased under the 2022 Program was 307,709 shares.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements we believe will have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is interest rate risk. Our future income, cash flows and fair values of financial instruments are impacted by changes in market interest rates. We have not purchased or used any derivative instruments or entered any hedging transactions. We are exposed to interest rate risk with our variable rate Term Loan, Delayed Draw Term Note and Line of Credit and our contingent consideration liability.

Borrowings under our Term Loan, Delayed Draw Term Loan and Line of Credit, if any, bear interest at a floating rate equal to the 30-day SOFR plus 235 basis points. Interest rate changes for borrowings under our Term Loan, Delayed Draw Term Note and Line of Credit do not affect the fair value of the related debt but affect future earnings and cash flows. Borrowings under the Delayed Draw Term Note, and Line of Credit may not exceed $75 million and $30.0 million, respectively. We had $48.5 million of borrowings outstanding under the Delayed Draw Term Note and no borrowings outstanding on our Line of Credit at December 31, 2024. The outstanding balance on the Term Loan was $14.3 million at December 31, 2024. The change in interest expense resulting from a hypothetical change of 100 basis points of the benchmark index rate applied to the maximum borrowings available under the Line of Credit and the balance outstanding under the Term Loan and Delayed Draw Term Loan at December 31, 2024 would increase or decrease future earnings and cash flows by approximately $592,000 annually.

Our contingent consideration liability associated with our Nobl acquisition is adjusted to fair value at each reporting date, using a discounted cash flow model. Interest rate changes would impact the fair value of our contingent consideration liability but do not impact cash flow or total future expense. At December 31, 2024, the carrying amount of our contingent consideration liability was $859,000. Based on a sensitivity analysis, a hypothetical one percent per annum change in market interest rates as of December 31, 2024, would impact the estimated fair value and carrying amount of our contingent consideration liability at December 31, 2024 by approximately $5,000.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2024 included $134.2 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

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

Omaha, Nebraska
March 17, 2025

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,233	$6,653
Trade accounts receivable, less allowance for doubtful accounts of $40 and $75, respectively	11,054	12,378
Prepaid expenses	3,480	4,228
Income taxes receivable	141	161
Other current assets	692	940
Total current assets	19,600	24,360

Net property and equipment	38,269	28,205
Intangible assets, net	2,616	1,471
Goodwill	66,152	61,614
Operating lease right-of-use assets	1,627	2,060
Deferred contract costs, net	1,562	1,453
Other noncurrent assets	2,713	3,274
Total assets	$132,539	$122,437
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,789	$7,214
Accounts payable	1,194	1,301
Accrued wages and bonuses	4,774	3,953
Accrued expenses	5,091	4,893
Dividends payable	2,770	2,906
Deferred revenue	15,786	14,834
Income Taxes Payable	353	222
Contingent consideration	540	—
Other current liabilities	561	880
Total current liabilities	35,858	36,203

Notes payable, net of current portion and unamortized debt issuance costs	57,895	29,470
Deferred income taxes	3,531	4,139
Contingent consideration, net of current portion	319	—
Other long-term liabilities	3,652	3,670
Total liabilities	101,255	73,482

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,072,144 in 2024 and 31,002,919 in 2023, outstanding 23,083,116 in 2024 and 24,219,887 in 2023	31	31
Additional paid-in capital	180,249	178,213
Retained earnings (accumulated deficit)	(17,064)	(30,530)
Accumulated other comprehensive loss, foreign currency translation adjustment	—	—
Treasury stock, at cost; 7,989,028 Common shares in 2024 and 6,783,032 Common shares in 2023	(131,932)	(98,759)
Total shareholders’ equity	31,284	48,955
Total liabilities and shareholders’ equity	$132,539	$122,437

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2024	2023	2022

Revenue	$143,060	$148,580	$151,568

Operating expenses:
Direct	56,933	56,015	57,049
Selling, general and administrative	44,911	46,621	42,699
Depreciation, amortization and impairment	6,022	5,899	5,277
Total operating expenses	107,866	108,535	105,025

Operating income	35,194	40,045	46,543

Other income (expense):
Interest income	125	820	168
Interest expense	(2,595)	(862)	(1,209)
Reclassification of cumulative foreign currency translation adjustment into earnings	—	—	(2,569)
Other, net	(34)	(41)	(118)

Total other income (expense)	(2,504)	(83)	(3,728)

Income before income taxes	32,690	39,962	42,815

Provision for income taxes	7,907	8,991	11,015

Net income	$24,783	$30,971	$31,800

Earnings per share of common stock:
Basic earnings per share	$1.05	$1.26	$1.28
Diluted earnings per share	$1.04	$1.25	$1.27

Weighted average shares and share equivalents outstanding
Basic	23,703	24,540	24,922
Diluted	23,743	24,673	25,052

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2024	2023	2022

Net income	$24,783	$30,971	$31,800

Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	$—	$—	$(194)
Reclassification of cumulative foreign currency translation into earnings	—	—	2,569
Other comprehensive income (loss)	$—	$—	$2,375

Comprehensive income	$24,783	$30,971	$34,175

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2021	$31	$173,942	$(36,112)	$(2,375)	$(50,149)	$85,337
Purchase of 756,817 shares treasury stock	—	—	—	—	(28,118)	(28,118)
Issuance of 23,581 common shares for the exercise of stock options	—	311	—	—	—	311
Non-cash stock compensation expense	—	1,200	—	—	—	1,200
Dividends declared of $0.84 per common share	—	—	(20,872)	—	—	(20,872)
Other comprehensive income, foreign currency translation adjustment	—	—	—	(194)	—	(194)
Reclassification of cumulative foreign currency translation adjustment into earnings	—	—	—	2,569	—	2,569
Net income	—	—	31,800	—	—	31,800
Balances at December 31, 2022	$31	$175,453	$(25,184)	$—	$(78,267)	$72,033
Purchase of 489,024 shares treasury stock	—	—	—	—	(20,492)	(20,492)
Issuance of 87,378 common shares for the exercise of stock options	—	1,825	—	—	—	1,825
Non-cash stock compensation expense	—	935	—	—	—	935
Dividends declared of $1.48 per common share	—	—	(36,317)	—	—	(36,317)
Net income	—	—	30,971	—	—	30,971
Balances at December 31, 2023	$31	$178,213	$(30,530)	$—	$(98,759)	$48,955
Purchase of 1,205,996 shares treasury stock	—	—	—	—	(33,173)	(33,173)
Issuance of 75,283 common shares for the exercise of stock options	—	1,752	—	—	—	1,752
Non-cash stock compensation expense	—	284	—	—	—	284
Dividends declared of $0.48 per common share	—	—	(11,317)	—	—	(11,317)
Net income	—	—	24,783	—	—	24,783
Balances at December 31, 2024	$31	$180,249	$(17,064)	$—	$(131,932)	$31,284

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$24,783	$30,971	$31,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	6,022	5,899	5,277
Reclassification of cumulative translation adjustment into earnings	—	—	2,569
Deferred income taxes	(664)	(1,121)	(1,729)
Reserve for uncertain tax positions	258	404	488
Loss on disposal of property and equipment	17	—	11
Non-cash share-based compensation expense	284	935	1,200
Change in fair value of contingent consideration	83	—	—
Change in assets and liabilities:
Trade accounts receivable	1,757	2,084	(733)
Prepaid expenses and other current and long-term assets	1,749	(1,767)	1,634
Operating lease assets and liability, net	(23)	(127)	(39)
Deferred contract costs, net	(109)	988	1,331
Accounts payable	(108)	184	(589)
Accrued expenses, wages and bonuses	202	(768)	(2,947)
Income taxes receivable and payable	155	795	6
Deferred revenue	219	(364)	(2,014)
Net cash provided by operating activities	34,625	38,113	36,265

Cash flows from investing activities:
Purchases of property and equipment	(15,448)	(15,779)	(9,835)
Acquisition consideration, net of cash acquired	(4,833)	—	—
Proceeds from the sale of property and equipment	—	1	—
Net cash used in investing activities	(20,281)	(15,778)	(9,835)

Cash flows from financing activities:
Payments on notes payable	(5,986)	(4,528)	(4,305)
Payment of debt issuance costs	(42)	(8)	(92)
Borrowings on notes payable	32,000	19,000	—
Borrowings on line of credit	49,500	15,000	—
Payments on line of credit	(49,500)	(15,000)	—
Payments on finance lease obligations	(21)	(290)	(469)
Proceeds from the exercise of stock options	—	584	—
Payment of payroll tax withholdings on share-based awards exercised	(317)	—	(190)
Payment of deferred acquisition consideration	—	—	(1,950)
Repurchase of shares for treasury	(30,945)	(19,099)	(27,616)
Payment of dividends on common stock	(11,453)	(36,366)	(20,961)
Net cash used in financing activities	(16,764)	(40,707)	(55,583)

Effect of exchange rate changes on cash	—	(1)	(182)
Net increase (decrease) in cash and cash equivalents	(2,420)	(18,373)	(29,335)
Cash and cash equivalents at beginning of period	6,653	25,026	54,361
Cash and cash equivalents at end of period	$4,233	$6,653	$25,026

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	2024	2023	2022

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$2,440	$803	$1,227
Income taxes	$8,225	$8,932	$12,233
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$1,552	$2,066	$1,109
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$1,752	$1,241	$311
Repurchase of shares for treasury in accounts payable and accrued expenses	$311	$152	$—
Contingent consideration recorded in connection with acquisition	$776	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, National Research Corporation Canada, until it was dissolved in August 2024. All significant intercompany transactions and balances have been eliminated.

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

Translation of Foreign Currencies

Gains and losses related to transactions denominated in a currency other than the functional currency of the country in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of income. Our Canadian subsidiary used Canadian dollars as its functional currency. We translated its assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translated its revenue and expenses at the average exchange rate during the period. We included foreign currency translation gains and losses in accumulated other comprehensive income (loss), a component of shareholders’ equity. During December 2022, we substantially liquidated our investment in Canada. As a result, we reclassified the cumulative foreign currency translation adjustment balance into earnings and recognized a net cumulative foreign currency translation loss of $2.6 million, which is included in Other income (expense), net in our Consolidated Statements of Income. We repatriated the remaining cash from Canada in 2024.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $1.2 million, $395,000 and $454,000 in the years ended December 31, 2024, 2023 and 2022, respectively. Deferred contract costs, net of accumulated amortization was $1.6 million and $1.5 million at December 31, 2024 and 2023, respectively. Total amortization by expense classification for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
	(In thousands)
Direct expenses	$187	$181	$146
Selling, general and administrative expenses	$864	$1,161	$1,625
Total amortization	$1,051	$1,342	$1,771

Impairment of deferred contract costs due to lost clients for the years December 31, 2024, 2023 and 2022 were $57,000, $41,000 and $14,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Year Ended December 31, 2022	$94	$19	$50	$2	$65
Year Ended December 31, 2023	$65	$99	$99	$10	$75
Year Ended December 31, 2024	$75	$(76)	$10	$51	$40

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

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs are expensed as incurred. We capitalized approximately $3.7 million, $4.3 million and $3.6 million of costs incurred for the development of internal-use software for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2024, 2023, or 2022.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to determine the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, we calculate the fair value using a market or income approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, then the intangible asset is written-down to its fair value. We did not recognize any impairments related to indefinite-lived intangibles during 2024, 2023 or 2022.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2024 and determined the fair value of our reporting unit likely exceeded the carrying value. At December 31, 2024, we assessed our current market capitalization compared to book value, forecasts and margins in our last quantitative impairment testing. We concluded that it is not more likely than not that an impairment loss had been incurred at December 31, 2024. No impairments were recorded during the years ended December 31, 2024, 2023, or 2022.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2024, 2023, and 2022, we recorded income tax benefits relating to these tax credits of $10,000, $2,000, and $36,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

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

	2024	2023	2022
	(In thousands)
Amounts charged against income, before income tax benefit	$284	$935	$1,200
Amount of related income tax benefit	(268)	(617)	(436)
Net (benefit) expense to net income	$16	$318	$764

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $4.2 million and $6.5 million as of December 31, 2024, and 2023, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We have not been legally released from our primary obligations under the original lease and therefore we continue to account for the original lease separately. Rent income from the sublessee are included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses. There were no ROU asset impairment charges in 2024, 2023 or 2022.

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

The following details our financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2024
Financial Assets:
Money Market Funds	$4,199	$-	$-	$4,199
Total Cash Equivalents	$4,199	$-	$-	$4,199
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$859	$859

As of December 31, 2023
Financial Assets:
Money Market Funds	$6,471	$-	$-	$6,471
Total Cash Equivalents	$6,471	$-	$-	$6,471

There were no transfers between levels during the years ended December 31, 2024 and 2023.

Our contingent consideration liability relates to potential future payments to the former owners of Nobl Health (“Nobl”), which was acquired in the third quarter of 2024 (See Note 2). The potential future payments are contingent upon the achievement of certain customer contract metrics. Contingent consideration was recognized at the date of acquisition and is remeasured at each reporting date at its estimated fair value. The remeasured fair value could differ materially from the initial estimates and uses significant unobservable inputs classified as Level 3 inputs. We measured fair value using a discounted cash flow model based on the present value of expected future payments, which considers the likelihood of meeting contract thresholds at future payment dates. Significant increases or decreases to any of the inputs in isolation could result in a significantly higher or lower liability. The change to the contingent consideration liability from the acquisition date, at each reporting date and the final amount paid, which is capped at $1.0 million, will be recognized in earnings. We recorded an increase of $83,000 to the fair value of contingent consideration, from $776,000 at the acquisition date to $859,000 at December 31, 2024, which is included in selling, general and administrative expenses.

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

The following are the carrying amount and estimated fair values of long-term debt (in thousands):

	Level 1	Level 2	Total Fair Value	Carrying Amount
As of December 31, 2024
Variable rate long-term debt	$62,801	$-	$62,801	$62,801

As of December 31, 2023
Fixed rate long-term debt	$-	$17,403	$17,403	$17,787
Variable rate long-term debt	19,000	-	19,000	19,000
Total long-term debt	$19,000	$17,403	$36,403	$36,787

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2024 and 2023, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2024 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are self-insured for group medical and dental insurance.   We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance. We do not self-insure for any other types of losses, and therefore do not carry any additional excess loss insurance. In addition, we had aggregate claims loss coverage with a minimum aggregate deductible of $5.5 million, $5.4 million and $4.7 million, in 2024, 2023 and 2022, respectively. We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis.  As of December 31, 2024 and 2023, our accrual related to self-insurance was $364,000 and $449,000, respectively.

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

We had 401,489, 263,909 and 315,764 options of common stock for the years ended December 31, 2024, 2023 and 2022, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. Performance-based stock option awards have not been included in the computation since the conditions have not been met.

The following table reconciles income and shares used to compute basic and diluted earnings per share:

	2024	2023	2022
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$24,783	$30,971	$31,800
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(2)	(8)	(16)
Net income attributable to common shareholders	$24,781	$30,963	$31,784
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	23,703	24,540	24,922
Net income per share – basic	$1.05	$1.26	$1.28
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	$24,781	$30,963	$31,784
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	23,703	24,540	24,922
Weighted average effect of dilutive securities – stock options	40	133	130
Denominator for diluted earnings per share – adjusted weighted average shares	23,743	24,673	25,052
Net income per share – diluted	$1.04	$1.25	$1.27

(2)	Acquisitions

On July 15, 2024, we entered a Stock Purchase Agreement to acquire all outstanding equity interests of Nobl, a provider of innovative rounding solutions for healthcare organizations, for cash delivered at closing of $6.0 million, subject to certain adjustments. We acquired Nobl to expand our portfolio of solutions and further support our experience partners in gathering real time employee and patient feedback. The Stock Purchase Agreement included a contingent consideration arrangement which requires payment of up to $1.0 million undiscounted to former owners of Nobl if recurring contract value exceeds $2.0 million. The amount is measured in December and June through June 2026 and paid in the following month. The potential undiscounted amount of all future contingent consideration payments that we may be required to pay ranges from $0 to $1.0 million. The fair value of the contingent consideration arrangement at acquisition of $776,000 was estimated by using a discounted cash flow model. Contingent consideration is remeasured at each reporting period through settlement with the change recognized in selling, general and administrative expenses (See Note 1).

Total consideration paid for Nobl is as follows (in thousands):

Cash paid	$5,513
Estimated fair value of Contingent Consideration	776
Fair value of total consideration transferred	$6,289

The acquisition was accounted for as a business combination, using the acquisition method of accounting, which requires the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values assigned to the intangible assets acquired were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques. The following table summarizes the final amounts of fair value of assets acquired and liabilities assumed at the acquisition date.

Recognized Amounts of Assets Acquired and Liabilities Assumed (In thousands)
Cash	$680
Other current assets	481
Property and equipment	15
Customer related intangible	580
Technology	830
In process research & development	890
Goodwill	4,538
Other long-term assets	72
Total assets acquired	$8,086
Current liabilities	1,645
Other long-term liabilities	152
Total liabilities assumed	1,797
Net assets acquired	$6,289

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

The financial results associated with the Nobl assets we acquired and liabilities we assumed are included in our consolidated financial statements from the date of acquisition, although the amounts are insignificant for 2024. Pro-forma information has not been presented because the amounts for 2024 are insignificant. Acquisition-related costs of $119,000 are included in selling, general and administrative expenses for the year ended December 31, 2024.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2024, 2023 and 2022 based on timing of revenue recognition (in thousands):

	2024	2023	2022
Subscription services recognized ratably over time	$134,208	$140,172	$141,981
Fixed, non-subscription recognized over time	3,447	3,503	3,134
Services recognized at a point in time	4,805	4,071	4,231
Unit price services recognized over time	600	834	2,222
Total revenue	$143,060	$148,580	$151,568

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivables	$11,054	$12,378
Contract assets included in other current assets	$186	$84
Deferred revenue, current portion	$15,786	$14,834
Noncurrent Deferred Revenue included in other long-term liabilities	$216	$-

Significant changes in contract assets and contract liabilities during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024		2023
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,341)	$-	$(15,100)
Increases due to invoicing of client, net of amounts recognized as revenue	-	15,608	-	14,837
Increases due to acquisition	-	948	-	-
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(84)	-	(102)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(47)	-	(101)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	186	-	84	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2024 approximated $109.5 million of which $41.6 million, $38.3 million, $25.1 million, $2.9 million and $1.6 million is expected to be recognized during 2025, 2026, 2027, 2028 and 2029, respectively.

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

(5)	Property and Equipment

At December 31, 2024, and 2023, property and equipment consisted of the following:

	2024	2023
	(In thousands)
Furniture and equipment	$3,425	$3,886
Computer equipment	1,639	2,498
Computer software	34,288	34,143
Building	33,388	22,434
Leaseholds	488	488
Land	425	425
Property and equipment at cost	73,653	63,874
Less accumulated depreciation and amortization	35,384	35,669
Net property and equipment	$38,269	$28,205

Work in progress included in computer equipment, computer software and building at December 31, 2024 was $191,000, $759,000 and $25.6 million, respectively. Work in progress included in computer equipment, computer software and building at December 31, 2023 was $322,000, $129,000 and $14.6 million, respectively. Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2024, 2023, and 2022 was $5.8 million, $5.8 million and $5.1 million, respectively. We capitalize interest expense on major construction and development projects while in progress. Interest capitalized for 2024, 2023 and 2022 was $1.0 million, $566,000 and $216,000, respectively. There were no significant impairments in property and equipment during 2024, 2023, and 2022. However, we did shorten the useful lives of certain assets to reflect our best estimate of when assets are expected to be disposed of or replaced.

(6)	Goodwill and Intangible Assets

The following are the changes to the carrying amount of goodwill during the year ending December 31, 2024:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at December 31, 2023	$62,328	$(714)	$61,614
Goodwill acquired	4,538	-	4,538
Balance at December 31, 2024	$66,866	$(714)	$66,152

Intangible assets consisted of the following at December 31, 2024:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,772	9,214	558
Technology	3	-	7	2,790	1,923	867
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				14,134	12,709	1,425
Total intangible assets other than goodwill				$15,325	$12,709	$2,616

Goodwill and intangible assets consisted of the following at December 31, 2023:

	Gross	Accumulated Impairment	Net
	(In thousands)
Goodwill	$62,328	$(714)	$61,614

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)				(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				1,191		1,191
Amortizing intangible assets:
Customer related	5	-	15	9,192	9,152	40
Technology	3	-	7	1,959	1,719	240
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				12,723	12,443	280
Total intangible assets other than goodwill				$13,914	$12,443	$1,471

There were no changes in goodwill during the year ending December 2023.

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2024, 2023 and 2022 was $264,000, $140,000, and $180,000, respectively. Estimated future amortization expense is $389,000, $249,000, $249,000, $249,000 and $166,000 for 2025, 2026, 2027, 2028 and 2029, respectively.

(7)	Income Taxes

For the years ended December 31, 2024, 2023, and 2022, income before income taxes consists of the following:

	2024	2023	2022
	(In thousands)
U.S. Operations	$32,690	$40,031	$43,156
Foreign Operations	—	(69)	(341)
Income before income taxes	$32,690	$39,962	$42,815

Income tax expense consisted of the following components:

	2024	2023	2022
	(In thousands)
Federal:
Current	$6,817	$8,220	$9,988
Deferred	(717)	(891)	(1,427)
Total	$6,100	$7,329	$8,561

Foreign:
Current	$12	$(32)	$(90)
Deferred	-	14	—
Total	$12	$(18)	$(90)

State:
Current	$1,742	$1,924	$2,846
Deferred	53	(244)	(302)
Total	$1,795	$1,680	$2,544

Total	$7,907	$8,991	$11,015

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

We qualify for tax incentives through the Nebraska Advantage LB312 Act (“NAA”). The NAA provides direct refunds of sales tax on qualified property, as well as investment credits and employment credits that can be claimed through credits of Nebraska income tax, employment tax, and sales tax on non-qualified property. For the year ended December 31, 2024, 2023 and 2022, the amortization of credits reduced operating expenses by approximately $265,000, $200,000 and $510,000, respectively. In addition, income tax credits of $10,000, $2,000 and $36,000 were recorded as a reduction to income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively. Credits were lower in the 2023 year due to not meeting certain full time equivalent thresholds in Nebraska, causing certain credits to be recaptured and no additional credits to be earned. The NAA credit earning years are now complete. We have applied for the ImagiNE Act, the new economic development incentive program that replaces the NAA. When we meet certain investment criteria we will have the ability to earn similar credits as with the NAA.

We do not expect that Canada's enactment of Pillar Two will have a material impact to our income tax expense since all Canadian operations have ceased in 2022 and the company legally dissolved in August 2024. Pillar Two legislation has not been enacted in the other jurisdictions in which we operate, such as the United States, and we will continue to monitor our potential exposure as more jurisdictions adopt these provisions.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax (benefit) expense are summarized as follows:

	2024	2023	2022
	(In thousands)
Expected federal income taxes	$6,865	$8,392	$8,991
Foreign tax rate differential	(2)	(4)	(24)
State income taxes, net of federal benefit and state tax credits	1,324	1,323	2,100
Share-based compensation	(167)	(334)	(120)
Federal tax credits	(401)	(569)	(408)
Uncertain tax positions	171	73	22
Reclassification of cumulative translation adjustment into earnings	—	—	539
Withholding tax on repatriation of foreign earnings	—	—	(100)
Non-deductible expenses	113	92	30
Other	4	18	(15)
	$7,907	$8,991	$11,015

Deferred tax assets and liabilities at December 31, 2024 and 2023, were comprised of the following:

	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$10	$18
Accrued expenses	526	581
Share-based compensation	1,148	1,177
Accrued bonuses	243	12
Uncertain tax positions	348	326
Research & experimental expenditures	3,925	2,903
Lease liabilities	422	543
Gross deferred tax assets	6,622	5,560
Less valuation allowance	—	—
Deferred tax assets	6,622	5,560
Deferred tax liabilities:
Prepaid expenses	29	145
Deferred contract costs	387	354
Property and equipment	1,846	1,966
Intangible assets	7,245	6,636
Right of Use Asset	403	502
Other	243	96
Deferred tax liabilities	10,153	9,699
Net deferred tax liabilities	$(3,531)	$(4,139)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. As a result of the IRA, we accrued excise taxes that increased the cost of treasury stock we acquired by $311,000 and $152,000 in 2024 and 2023, respectively. We have no other financial impacts from the IRA.

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

The Tax Act amended Section 174 rules for the federal tax treatment of research or experimental (“R&E”) expenditures paid or incurred during the taxable year. The revised Section 174 rules require taxpayers to capitalize and amortize specified R&E expenditures over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research), beginning with the midpoint of the taxable year in which the expenses are paid or incurred. Software development costs are expressly included in the definition of specified R&E expenditures after 2021. Due to this change in legislation we capitalized costs of $5.5 million, $7.8 million and $7.1 million for tax purposes in 2024, 2023 and 2022, respectively, resulting in deferred tax assets of $3.9 million, and $2.9 million at December 31, 2024 and 2023, respectively.

We had an unrecognized tax benefit at December 31, 2024 and 2023, of $2.2 million and $1.9 million, respectively, excluding interest of $68,000 and $43,000 at December 31, 2024 and 2023, respectively. Of these amounts, $1.9 million and $1.6 million at December 31, 2024 and 2023, respectively, represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2024 and 2023 was as follows:

(In thousands)
Balance of unrecognized tax benefits at December 31, 2022	$1,557
Reductions due to lapse of applicable statute of limitations	(92)
Reductions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	478
Balance of unrecognized tax benefits at December 31, 2023	$1,943
Reductions due to lapse of applicable statute of limitations	(72)
Additions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	305
Balance of unrecognized tax benefits at December 31, 2024	$2,176

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and until our Canadian subsidiary was dissolved in Canada federal and provincial jurisdictions. Tax years 2021 and forward remain subject to U.S. federal examination. Tax years 2018 and forward remain subject to state examination. Tax years 2020 and forward remain subject to Canadian federal and provincial examination.

(8)	Credit Agreement

Our long-term debt consists of the following:

	2024	2023
	(In thousands)
Term Loan	$14,268	$17,787
Delayed Draw Term Loan	48,533	19,000
Less: current portion	(4,789)	(7,214)
Less: unamortized debt issuance costs	(117)	(103)
Notes payable, net of current portion	$57,895	$29,470

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

Borrowings under the Term Loan, Delayed Draw Term Loan and Line of Credit, if any, accrue interest at a floating rate equal to the SOFR plus 235 basis points (6.9% at December 31, 2024), which is payable monthly.

Principal payments on our amended Term Loan are due in monthly installments of $92,800 through May 2027 and a balloon payment for the remaining balance of $11.6 million is due May 28, 2027.

Principal payments are due on the Delayed Draw Term Loan in monthly installments of $318,790 through May 2027 and a balloon payment for the remaining balance of $39.4 million is due in May 28, 2027. We had the availability to borrow an additional $24 million on the Delayed Draw Term Loan at December 31, 2024.

Principal amounts outstanding under the Line of Credit are due and payable in full at maturity, in May 2027. As of December 31, 2024, we had the availability to borrow $30.0 million on the Line of Credit. The Line of Credit did not have a balance at December 31, 2024 or 2023. The weighted average borrowings on the Line of Credit for the years ended December 31, 2024 and 2023 were $8.5 million and $1.7 million, respectively. There were no borrowings on the Line of Credit in the year ended December 31, 2022. The weighted average interest rate on borrowings on the Line of Credit during years ended December 31, 2024 and 2023 were 7.52% and 7.67%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears pursuant to the Line of Credit and the Delayed Draw Term Loan facility at a rate of 0.20% per annum based on the actual daily unused portions of the Line of Credit and the Delayed Draw Term Loan facility.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the term(s) of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $27.5 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.00x or less for all testing periods throughout the term(s) of the Credit Facilities. All obligations under the Credit Facilities are to be guaranteed by each of our direct and indirect wholly owned domestic subsidiaries, if any, and, to the extent required by the Credit Agreement, direct and indirect wholly owned foreign subsidiaries. As of December 31, 2024, we were in compliance with our financial covenants.

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

Scheduled maturities of notes payable at December 31, 2024 are as follows (in thousands):

2025	4,842
2026	4,940
2027	53,020

(9)	Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3,000,000 shares of our common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of common stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At December 31, 2024, there were 616,402 shares of common stock available for issuance pursuant to future grants under the 2004 Director Plan. We have accounted for grants of 2,383,598 shares of common stock under the 2004 Director Plan using the date of grant as the measurement date for financial accounting purposes.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1,800,000 shares of common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. At December 31, 2024, there were 378,118 shares of common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan. We have accounted for grants of 1,421,882 shares of common stock and restricted stock under the 2006 Equity Incentive Plan using the date of grant as the measurement date for financial accounting purposes.

Performance-Based Stock Option Awards

We grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2024 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the year ended December 31, 2024. No performance-based stock options were awarded in 2023 or 2022.

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

The following table summarizes performance-based stock option activity under the 2006 Equity Incentive Plan for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	—	$—
Granted	404,833	$39.54
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2024	404,833	$39.54	5.05	$—
Exercisable at December 31, 2024	—	$—	—	$—

Service-Based Stock Option Awards

We also grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 54,530, 96,359 and 127,227 service-based stock option awards during the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of service-based stock options granted in 2024, 2023 and 2022 were estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2024	2023	2022
Expected dividend yield at date of grant	1.94%	2.13%	3.39%
Expected stock price volatility	33.75%	35.12%	35.52%
Risk-free interest rate	4.50%	3.61%	2.33%
Expected life of options (in years)	5.0	6.85	6.29

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

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	569,168	$35.72
Granted	54,530	$29.76
Exercised	75,283	$23.27
Expired	21,289	$50.32
Forfeited	56,805	$43.83
Outstanding at December 31, 2024	470,321	$35.38	5.46	$146
Exercisable at December 31, 2024	322,711	$33.45	4.45	$146

The following table summarizes information related to stock options for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Weighted average grant date fair value of stock options granted	$11.12	$13.29	$9.43
Intrinsic value of stock options exercised (in thousands)	$1,275	$2,037	$648
Intrinsic value of stock options vested (in thousands)	$146	$3,894	$4,369

As of December 31, 2024, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $5.2 million which was expected to be recognized over a weighted average period of 2.0 years.

There was $584,000 in cash received from stock options exercised for the year ended December 31, 2023. No cash was received for stock options exercised for the years ended December 31, 2024 and 2022. We recognized $440,000, $997,000, and $1.1 million of non-cash compensation for the years ended December 31, 2024, 2023, and 2022, respectively, related to options, which is included in direct and selling, general and administrative expenses. The actual tax benefit realized for the tax deduction from stock options exercised was $316,000, $498,000, and $160,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Non-vested Stock Awards

No shares of non-vested common stock were granted during the years ended December 31, 2024, 2023 or 2022. 6,058 shares were forfeited during the year ended December 31, 2024. As of December 31, 2024, there were no non-vested shares of common stock outstanding and no related remaining unrecognized compensation cost to recognize. We recognized non-cash compensation expense (benefit) of ($156,000), ($62,000), and $109,000 for the years ended December 31, 2024, 2023, and 2022, respectively, related to this non-vested stock, which is included in direct and selling, general and administrative expenses. No restricted stock vested during the years end December 31, 2024, 2023 and 2022.

The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plans for the year ended December 31, 2024:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	6,058	$42.92
Granted	—	$—
Vested	—	$—
Forfeited	6,058	$42.92
Outstanding at December 31, 2024	—	$—

(10)	Leases

We lease printing, computer, other equipment and office space in the United States. The leases remaining terms as of December 31, 2024 range from less than one year to 6.09 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 included (in thousands):

	2024	2023	2022
Operating leases	$600	$503	$527
Finance leases:
Asset amortization	25	310	462
Interest on lease liabilities	2	6	19
Variable lease cost	37	101	95
Short-term lease cost	8	25	87
Sublease income	(123)	(125)	(123)
Total net lease cost	$549	$820	$1,067

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2024	December 31, 2023
Operating leases:
Operating ROU assets	$1,627	$2,060

Current operating lease liabilities	550	581
Noncurrent operating lease liabilities	1,156	1,650
Total operating lease liabilities	$1,706	$2,231

	December 31, 2024	December 31, 2023
Finance leases:
Furniture and equipment	$179	$179
Computer Equipment	—	593
Computer Software	—	207
Property and equipment under finance lease, gross	179	979
Less accumulated amortization	161	937
Property and equipment under finance lease, net	$18	$42

Current obligations of finance leases	$10	$22
Noncurrent obligations of finance leases	9	19
Total finance lease liabilities	$19	$41

Weighted average remaining lease term (in years):
Operating leases	4.19	4.81
Finance leases	1.92	2.18

Weighted average discount rate:
Operating leases	5.26%	5.05%
Finance leases	6.40%	5.78%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$693	$684	$563
Operating cash flows from finance leases	1	4	18
Financing cash flows from finance leases	21	290	469

ROU assets obtained in exchange for operating lease liabilities	—	1,971	83

Undiscounted future payments under non-cancelable finance and operating leases at December 31, 2024 were as follows (in thousands):

	Finance Leases	Operating Leases
2025	$10	$624
2026	10	495
2027	—	231
2028	—	184
2029	—	184
Thereafter	—	198
Total minimum lease payments	20	1,916
Less: Amount representing interest	1	210
Present value of minimum lease payments	19	1,706
Less: Current portion	10	550
Lease obligations, net of current portion	$9	$1,156

The undiscounted cash receipts due under the operating sublease agreement at December 31, 2024 are $65,000, which are due in 2025.

(11)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25% of the first 6% of compensation contributed by each associate. The Employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $547,000, $561,000, and $588,000, in 2024, 2023, and 2022, respectively, as a matching percentage of associate 401(k) contributions.

(12)	Segment Information

We assess segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package provided and reviewed by the Chief Operating Decision Maker (“CODM”). We have concluded that our Chief Executive Officer is our CODM.

Based on the way our business is managed and reported to our CODM, we believe we have a single operating segment. We also have one reportable segment. Our revenue is primarily derived in the United States and our business is managed on a consolidated basis. All of our solutions within our one reporting segment provide analytics and insights that facilitate the measurement and improvement of patient and employee experience for healthcare organizations related to marketing, experience, reputation and governance.

The accounting policies for our operating segment are consistent with those described in the summary of significant accounting policies. The CODM assesses performance of our segment and allocates resources based on revenue and associate expenses based on three team categories: delivery, growth and support. The CODM uses net income, cash balances and debt availability to make decisions related to dividend distributions, acquisitions, and stock repurchases. Our segment results for our one reportable segment are the same as presented in our Consolidated Statements of Income. We do not have intra-entity sales or transfers. The measure of segment assets is reported on our consolidated balance sheet as total consolidated assets.

The table below presents our segment results, including other significant expenses reported to our CODM and other information related to our segment for the years ended December 31, 2024, 2023, and 2022 (in thousands) :

	2024	2023	2022
Revenue	$143,060	$148,580	$151,568
Less:
Delivery associate expense	23,726	22,060	28,634
Delivery other operating expenses	31,667	30,201	28,859
Delivery total operating expenses	55,393	52,261	57,493
Growth associate expenses	23,407	24,233	19,860
Growth other operating expenses	6,803	9,473	5,580
Growth total operating expenses	30,210	33,706	25,440
Support associate expenses	5,940	6,134	6,507
Support other operating expenses	16,323	16,434	15,585
Support total operating expenses	22,263	22,568	22,092
Operating income	35,194	40,045	46,543
Interest income	125	820	168
Interest expense	(2,595)	(862)	(1,209)
Reclassification of cumulative foreign currency translation adjustment into earnings	-	-	(2,569)
Other non-operating income (expense)	(34)	(41)	(118)
Provision for income taxes	(7,907)	(8,991)	(11,015)
Net income	$24,783	$30,971	$31,800

	2024	2023	2022
Other significant expenses provided to CODM*
Variable direct expenses	$22,821	$22,797	$21,892
Fixed direct expenses	34,112	33,218	35,127
IT operational expenses	20,119	18,917	19,332

Total expenditures for purchases of long-lived assets**	21,856	18,707	9,965

Other significant noncash items*
Depreciation, amortization and impairment expense	$6,022	$5,899	$5,277
Deferred income tax benefits	664	1,121	1,729
Reserve for uncertain tax positions	258	404	488
Share-based compensation	284	935	1,200
Contingent consideration liability assumed for acquisition	776	-	-

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.
**	Long-lived assets include property and equipment, right of use assets, intangible assets and goodwill, including those acquired in business combinations.

We closed the Canada office in 2022. As a result, no Canadian revenue is expected to be generated after 2022 and there were no long-lived assets remaining in Canada. The table below presents entity-wide information regarding our revenue and assets for the years ended and as of December 31, 2024, 2023, and 2022, by geographic area (in thousands):

	2024	2023	2022
Revenue:
United States	$143,060	$148,580	$150,775
Canada	-	-	793
Total	$143,060	$148,580	$151,568
Long-lived assets (property and equipment, right of use assets, right of use assets, identifiable intangibles and goodwill):
United States	$108,664	$93,350	$81,029

(13)	Subsequent Events

In February 2025, we entered a new credit agreement (the “New Credit Agreement”) with a group of lenders and FNB that amends and restates the terms of our existing Credit Facility, as amended. The New Credit Agreement provides for (i) a $30,000,000 revolving credit facility (the “Revolving Loan”) and (ii) a $110,000,000 delayed draw-down term facility (“the “New Delayed Draw Term Loan” and, together with the Revolving Loan, the “New Credit Facilities”). The New Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the New Delayed Draw Term Loan of up to the lesser of (x) $25,000,000 and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10,000,000 (or the remaining available amount of the accordion, if less).

Interest accrues and is payable monthly on the New Delayed Draw Term Loan and the Revolving Loan at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75%. Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. Principal amounts outstanding under the New Delayed Draw Term Loan are due and payable monthly during the term of the New Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the New Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the New Delayed Draw Term Loan, respectively.

The New Credit Facilities are secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our present and future assets (including, without limitation, fee-owned real property).

The New Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our Common Stock and acquisitions, subject in each case to certain exceptions. The New Credit Agreement also contains certain financial covenants with respect to minimum fixed charge coverage ratio and maximum cash flow leverage ratio. We are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the New Credit Facilities, which calculation excludes certain specified items, unless our liquidity falls below a specified threshold. We are also required to maintain a cash flow leverage ratio of 3.50x or less for all testing periods throughout the terms of the New Credit Facilities.

In February 2025, our Board of Directors appointed a new Chief Executive Officer effective June 1, 2025 (the “Effective Date”). In connection with his appointment, he will receive an annual salary, a grant of 500,000 shares of our common stock (“the Shares”), and a cash signing bonus. The Shares to be granted on the Effective Date are subject to the following restrictions: (i) we have the option to repurchase the shares for $1.00 if he is terminated for cause or resigns without good reason prior to the third anniversary of the Effective Date, (ii) prior to the third anniversary of the Effective Date, he may not transfer the shares, except (a) with the consent of the Company or (b) to certain family members, trusts for the benefit of such family members, or upon death, incompetency, or disability, and (iii) after the third anniversary of the Effective Date, only 50% of the Shares may be transferred during his employment by the Company. Based on our stock price on February 28, 2025, the estimated quarterly non-cash charge for his equity grant is $608,000, beginning in June 2025 and continuing through the third anniversary of the grant. The cash signing bonus, to be recognized in the second quarter of 2025, will be equal to the value of the Shares (based on the closing price of our common stock on the trading day prior to the Effective Date) multiplied by 66 2/3%, which is estimated at $4.9 million, based on the stock price of our common stock on February 28, 2025.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Interim Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Interim Principal Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Interim Principal Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer and principal financial officer, principal accounting officer or controller and other persons performing similar functions. We have posted a copy of the Code of Business Conduct and Ethics on our website at www.nrchealth.com, and such Code of Business Conduct and Ethics is available, in print, without charge, to any shareholder who requests it from our Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on our website at www.nrchealth.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

The remaining information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive 2025 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	470,321	$35.38	994,520	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	470,321	$35.38	994,520

(1)	Includes our 2006 Equity Incentive Plan and 2004 Director Plan.
(2)

Under the 2006 Equity Incentive Plan, we had authority to award up to 337,879 additional shares of restricted common stock provided that the total of such shares awarded may not exceed the total number of shares remaining available for issuance under the 2006 Equity Incentive Plan, which totaled 378,118, shares of common stock as of December 31, 2024. The Director Plan provides for granting options for 3,000,000 shares of common stock. Option awards through December 31, 2024 totaled 2,383,598 shares of common stock.

The remaining information required by this Item will be included in our definitive 2025 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive 2025 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive 2025 Proxy Statement and is incorporated herein by reference.

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

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021, and filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K dated June 29, 2021 and filed on July 2, 2021 (File No. 001-35929)]

(4.3)

Description of the Securities of the Registrant. [Incorporated by reference to Exhibit 4.3 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed on March 4, 2022 (File No. 001-35929)]

(10.1)

Amended and Restated Credit Agreement dated May 28, 2020, between National Research Corporation and First National Bank of Omaha [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed on August 7, 2020 (File No. 001-35929)]

(10.2)

First Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated September 30, 2022 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and filed on November 4, 2022 (File No. 001-35929)]

(10.3)

Second Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated June 16, 2023 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed on August 4, 2023 (File No. 001-35929)]

(10.4)

Third Amendment to Amended and Restated Credit Agreement between National Research Corporation and First National Bank of Omaha dated August 5, 2024 [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and filed on November 8, 2024 (File No. 001-35929)]

(10.5)

National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders filed on April 27, 2018 (File No. 001-35929)]

Exhibit Number	Exhibit Description

(10.6)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.7)*

Form of Restricted Stock Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.15 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.8)*

National Research Corporation 2006 Equity Incentive Plan, [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on April 3, 2006 (File No. 000-29466)]

(10.9)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and filed on November 5, 2021 (File No. 001-35929)]

(10.10)*

Retirement Transition Agreement, dated February 8, 2024, between National Research Corporation and Kevin Karas [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed on May 9, 2024 (File No. 001-35929)]

(10.11)*

Form of Option Award Notice [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed on May 9, 2024 (File No. 001-35929)]

(10.12)*

Form of Long-Term Incentive Award Notice and Severance Agreement [Incorporated by reference to Exhibit 10.3 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed on May 9, 2024 (File No. 001-35929)]

(19)**	Insider Trading Policy

(23)**	Consent of Independent Registered Public Accounting Firm

(31.1)**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)**	Certification of the Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)***	Certification of Periodic Financial Report by the Chief Executive Officer and Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)

Clawback Policy [Incorporated by reference to Exhibit 97 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed on February 27, 2024 (File No. 001-35929)]

(101)**

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2025.

NATIONAL RESEARCH CORPORATION

By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Hays	Chief Executive Officer, President and Director	March 17, 2025
Michael D. Hays	(Principal Executive Officer)

/s/ Linda A. Stacy	Interim Principal Financial Officer	March 17, 2025
Linda A. Stacy	(Principal Financial and Accounting Officer)

/s/ Donald M. Berwick	Director	March 17, 2025
Donald M. Berwick

/s/ John N. Nunnelly	Director	March 17, 2025
John N. Nunnelly

/s/ Penny A. Wheeler	Director	March 17, 2025
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	March 17, 2025
Stephen H. Lockhart

/s/ Parul Bhandari	Director	March 17, 2025
Parul Bhandari