Form 10-Q
period 2025-03-31
NATIONAL RESEARCH CORP
filed 2025-05-09
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Common Stock, $.001 par value, outstanding as of April 25, 2025: 22,785,421

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended March 31, 2025

i

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,502	$4,233
Trade accounts receivable, less allowance for doubtful accounts of $40 and $40, respectively	11,326	11,054
Prepaid expenses	5,845	3,480
Income taxes receivable	141	141
Other current assets	588	692
Total current assets	20,402	19,600

Net property and equipment	40,390	38,269
Intangible assets, net	2,519	2,616
Goodwill	66,152	66,152
Operating lease right-of-use assets	1,497	1,627
Deferred contract costs, net	1,538	1,562
Other noncurrent assets	2,677	2,713
Total assets	$135,175	$132,539
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,036	$4,789
Revolving loan	3,500	-
Accounts payable	2,030	1,194
Accrued wages and bonuses	4,915	4,774
Accrued expenses	4,713	5,091
Dividends payable	2,735	2,770
Deferred revenue	15,507	15,786
Income taxes payable	274	353
Other current liabilities	1,064	1,101
Total current liabilities	37,774	35,858

Notes payable, net of current portion and unamortized debt issuance costs	58,669	57,895
Deferred income taxes	5,391	3,531
Other long-term liabilities	3,669	3,971
Total liabilities	105,503	101,255

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,082,158 in 2025 and 31,072,144 in 2024, outstanding 22,785,421 in 2025 and 23,083,116 in 2024	31	31
Additional paid-in capital	180,552	180,249
Retained earnings (accumulated deficit)	(14,012)	(17,064)
Treasury stock, at cost; 8,296,737 and 7,989,028 Common shares in 2025 and 2024, respectively	(136,899)	(131,932)
Total shareholders’ equity	29,672	31,284
Total liabilities and shareholders’ equity	$135,175	$132,539

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2025	2024

Revenue	$33,551	$35,313

Operating expenses:
Direct	13,057	13,856
Selling, general and administrative	10,356	11,250
Depreciation and amortization	1,542	1,447
Total operating expenses	24,955	26,553

Operating income	8,596	8,760

Other income (expense):
Interest income	19	44
Interest expense	(899)	(605)
Other, net	7	(5)

Total other expense	(873)	(566)

Income before income taxes	7,723	8,194

Provision for income taxes	1,936	1,835

Net income	$5,787	$6,359

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.25	$0.27
Diluted Earnings Per Share	$0.25	$0.27

Weighted average shares and share equivalents outstanding:
Basic	22,972	23,868
Diluted	22,974	23,963

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2024	$31	$180,249	$(17,064)	$(131,932)	$31,284
Purchase of 307,709 shares treasury stock	-	-	-	(4,967)	(4,967)
Issuance of 10,014 shares of common stock for the exercise of stock options	-	132	-	-	132
Non-cash stock compensation expense	-	171	-	-	171
Dividends declared of $0.12 per share of common stock	-	-	(2,735)	-	(2,735)
Net income	-	-	5,787	-	5,787
Balances at March 31, 2025	$31	$180,552	$(14,012)	$(136,899)	$29,672

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31
	2025	2024
Cash flows from operating activities:
Net income	$5,787	$6,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,542	1,447
Deferred income tax expense (benefit)	1,860	(246)
Reserve for uncertain tax positions	76	133
Non-cash share-based compensation expense (benefit)	171	(36)
Change in fair value of contingent consideration	31	-
Loss on extinguishment of debt	67	-
Amortization of debt issuance costs	15	9
Net changes in assets and liabilities:
Trade accounts receivable	(272)	1,251
Prepaid expenses and other current and long-term assets	(2,419)	(1,620)
Deferred contract costs, net	24	199
Operating lease assets and liabilities, net	(26)	(22)
Accounts payable	627	(151)
Accrued expenses, wages and bonuses	(472)	2,482
Income taxes receivable and payable	(80)	1,872
Deferred revenue	(285)	360
Net cash provided by operating activities	6,646	12,037

Cash flows from investing activities:
Purchases of property and equipment	(2,986)	(4,138)
Net cash used in investing activities	(2,986)	(4,138)

Cash flows from financing activities:
Borrowings on notes payable	27,738	-
Payments on notes payable	(28,724)	(1,621)
Borrowings on revolving loan	8,000	13,000
Payments on revolving loan	(4,503)	(6,000)
Payment of debt issuance costs	(62)	-
Payments on finance lease obligations	(2)	(11)
Proceeds from the exercise of share-based awards	132	-
Payment of payroll tax withholdings on share-based awards exercised	-	(317)
Payment of acquisition contingent consideration	(280)	-
Repurchase of shares for treasury	(4,920)	(14,999)
Payment of dividends on common stock	(2,770)	(2,906)
Net cash used in financing activities	(5,391)	(12,854)

Effect of exchange rate changes on cash and cash equivalents	-	1
Change in cash and cash equivalents	(1,731)	(4,954)
Cash and cash equivalents at beginning of period	4,233	6,653
Cash and cash equivalents at end of period	$2,502	$1,699

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Three months ended
	March 31
	2025	2024
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$774	$521
Income taxes	$80	$78
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	1,752
Purchase of property and equipment in accounts payable and accrued expenses	$2,131	$2,664
Repurchase of shares for treasury in accounts payable and accrued expenses	$47	$152
Debt issuance costs included in accrued expenses	$81	-
Debt extinguished with new debt	$34,396	-
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	$351	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our condensed consolidated balance sheet at December 31, 2024 was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $354,000 and $114,000 in the three-month periods ended March 31, 2025 and 2024, respectively. Deferred contract costs, net of accumulated amortization was $1.5 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively. Total amortization by expense classification for the three-month periods ended March 31, 2025 and 2024 was as follows:

	2025	2024
	(In thousands)
Direct expenses	$20	$67
Selling, general and administrative expenses	$356	$213
Total amortization	$376	$280

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $2,000 and $34,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Three months ended March 31, 2025	$40	$13	$13	$-	$40
Three months ended March 31, 2024	$75	$(48)	$1	$49	$75

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

The following details our financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2025
Financial Assets:
Money Market Funds	$2,063	$-	$-	$2,063
Total Cash Equivalents	$2,063	$-	$-	$2,063
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$610	$610

As of December 31, 2024
Financial Assets:
Money Market Funds	$4,199	$-	$-	$4,199
Total Cash Equivalents	$4,199	$-	$-	$4,199
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$859	$859

There were no transfers between levels during the three months ended March 31, 2025 and 2024.

Our contingent consideration liability relates to potential future payments to the former owners of Nobl Health (“Nobl”), which was acquired in the third quarter of 2024. The potential future payments are contingent upon the achievement of certain customer contract metrics. Contingent consideration is remeasured at each reporting date at its estimated fair value. The remeasured fair value could differ materially from the initial estimate and uses significant unobservable inputs classified as Level 3 inputs. We measured fair value using a discounted cash flow model based on the present value of expected future payments, which considers the likelihood of meeting contract thresholds at future payment dates. Significant increases or decreases to any of the inputs in isolation could result in a significantly higher or lower liability. The change to the contingent consideration liability from the acquisition date, at each reporting date and the final amount paid, which is capped at $1.0 million, will be recognized in earnings.

The following summarizes the changes in the fair value of our contingent consideration liability during the three months ended March 31, 2025:

In thousands
Contingent Consideration Liability, December 31, 2024	$859
Increase to fair value included in selling, general & administrative expenses	31
Payments made	(280)
Contingent Consideration Liability, March 31, 2025	$610

Our long-term debt described in Note 4 is recorded at amortized cost. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt.

The following are the carrying amount and estimated fair values of variable rate long-term debt (in thousands):

	Level 1	Level 2	Total Fair Value	Carrying Amount
As of March 31, 2025	$62,164	$-	$62,164	$62,164
As of December 31, 2024	$62,801	$-	$62,801	$62,801

The carrying amounts of accounts receivable, revolving loan, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of March 31, 2025 and December 31, 2024, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at March 31, 2025 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three-month periods ended March 31, 2025 and 2024 based on timing of revenue recognition (in thousands):

	2025	2024
Subscription services recognized ratably over time	$31,042	$33,271
Services recognized at a point in time	1,741	1,421
Fixed, non-subscription recognized over time	645	495
Unit price services recognized over time	123	126
Total revenue	$33,551	$35,313

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivables	$11,326	$11,054
Contract assets included in other current assets	$86	$186
Deferred revenue, current portion	$15,507	$15,786
Noncurrent deferred revenue included in other long-term liabilities	$210	$216

Significant changes in contract assets and contract liabilities during the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

	2025		2024
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(7,649)	$-	$(7,303)
Increases due to invoicing of client, net of amounts recognized as revenue	-	7,377	-	7,672
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(152)	-	(39)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(13)	-	(9)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	52	-	32	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2025 approximated $127.8 million, of which $37.1 million, $46.9 million, $31.4 million, $6.6 million, $4.4 million and $1.4 million are expected to be recognized during 2025, 2026, 2027, 2028, 2029 and 2030, respectively.

(3)	INCOME TAXES

The effective tax rate was 25% and 22% for the three-month periods ended March 31, 2025 and 2024, respectively. The effective tax rate increased mainly due to decreased tax benefits from the exercise of share-based compensation awards and higher state income taxes which fluctuate based on various apportionment factors and rates for the states we operate in.

(4)	NOTES PAYABLE

Our long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Delayed Draw Term Loan	$62,164	$48,533
Former Term Loan	-	14,268
Less: current portion	(3,036)	(4,789)
Less: unamortized debt issuance costs	(459)	(117)
Notes payable, net of current portion	$58,669	$57,895

In February 2025, we entered a new credit agreement (the “Credit Agreement”) with a group of lenders that amended and restated the terms of our then existing credit agreement, as amended. We recognized a loss on extinguishment of debt of $67,000 for the unamortized debt issuance costs related to our previous long-term debt, which is included in other expense. The Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (“the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.67% at March 31, 2025).

Principal amounts outstanding under the Delayed Draw Term Loan are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $47.6 million on the Delayed Draw Term Loan at March 31, 2025.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of March 31, 2025, we had $3.5 million of borrowings outstanding and the availability to borrow $26.5 million on the Revolving Loan. Our weighted average short-term borrowings for the three month periods ended March 31, 2025 and 2024 were $2.0 million and $9.1 million, respectively. The weighted average interest rate on short-term borrowings during the three month periods ended March 31, 2025 and 2024 was 6.67% and 7.69%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $32.5 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of March 31, 2025, we were in compliance with our financial covenants.

(5)	SHARE-BASED COMPENSATION

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), is a nonqualified plan that provides for the granting of options with respect to 3.0 million shares of our common stock. The 2004 Director Plan provides for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of common stock equal to an aggregate grant date fair value of $100,000 are granted to each non-employee director that is elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service. At March 31, 2025, there were 616,402 shares of common stock available for issuance pursuant to future grants under the 2004 Director Plan.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1.8 million shares of our common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Options to purchase shares of common stock are typically granted with exercise prices equal to the fair value of the common stock on the date of grant. We do, in certain limited situations, grant options with exercise prices that exceed the fair value of the common stock on the date of grant. At March 31, 2025, there were 467,097 shares of common stock available for issuance pursuant to future grants under the 2006 Equity Incentive Plan.

Service-Based Stock Option Awards

We grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 11,021 service-based stock option awards during the three-month period ended March 31, 2025. No service-based stock options were awarded in three-month period ended March 31, 2024.

The fair value of service-based stock options granted in 2025 was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

2025
Expected dividend yield at date of grant	3.86%
Expected stock price volatility	33.75%
Risk-free interest rate	4.72%
Expected life of options (in years)	8.0

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

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the three-month period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	470,321	$35.38
Granted	11,021	$17.34
Exercised	10,014	$13.17
Expired	59,965	$24.70
Forfeited	-
Outstanding at March 31, 2025	411,363	$36.99	6.23	$-
Exercisable at March 31, 2025	268,174	$38.03	5.34	$-

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2024 or 2025 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the three-month period ended March 31, 2024. No performance-based stock options were awarded in 2025.

The following table summarizes performance-based stock option activity under the 2006 Equity Incentive Plan for the three-month period ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	404,833	$39.54
Granted	-
Exercised	-
Forfeited	100,000	$39.54
Outstanding at March 31, 2025	304,833	$39.54	4.80	$-
Exercisable at March 31, 2025	-

As of March 31, 2025, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $5.0 million which was expected to be recognized over a weighted average period of 2.0 years.

There was $132,000 of cash received from stock options exercised during the three-month period ended March 31, 2025. No cash was received from stock options exercised during the three-month period ended March 31, 2024. We recognized $171,000 and ($49,000) of non-cash compensation expense (benefit) for three-month periods ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses.

Non-vested Stock Awards

There were no non-vested shares of common stock granted during the three-month periods ended March 31, 2025 and 2024 and no non-vested shares of common stock outstanding at March 31, 2025 or December 31, 2024. We recognized non-cash compensation expense of $13,000 for the three-month periods ended March 31, 2024 related to non-vested stock, which is included in selling, general and administrative expenses.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at March 31, 2025:

	Gross	Accumulated Impairment	Net
	(In thousands)
Balance at March 31, 2025	$66,866	(714)	$66,152

Intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(12,806)	(12,709)
Other intangible assets, net	$2,519	$2,616

(7)	PROPERTY AND EQUIPMENT

	March 31, 2025	December 31, 2024
	(In thousands)
Property and equipment	$77,218	$73,653
Accumulated depreciation	36,828	35,384
Property and equipment, net	$40,390	$38,269

(8)	EARNINGS PER SHARE

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

We had 427,838 and 271,670 options of common stock for the three-month periods ended March 31, 2025 and 2024, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(In thousands)
Numerator for net income per share – basic:	$5,787	$6,359
Net income
Allocation of distributed and undistributed income to unvested restricted stock shareholders	-	(1)
Net income attributable to common shareholders	5,787	6,358
Denominator for net income per share – basic:
Weighted average shares of common stock outstanding – basic	22,972	23,868
Net income per share – basic	$0.25	$0.27

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	5,787	6,358
Denominator for net income per share – diluted:
Weighted average shares of common stock outstanding – basic	22,972	23,868
Weighted average effect of dilutive securities – stock options	2	95
Denominator for diluted earnings per share – adjusted weighted average shares	22,974	23,963
Net income per share – diluted	$0.25	$0.27

(9)	Segment Information

We assess segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package provided and reviewed by the Chief Operating Decision Maker (“CODM”). We have concluded that our Chief Executive Officer is our CODM.

Based on the way our business is managed and reported to our CODM, we believe we have a single operating segment. We also have one reportable segment. Our revenue is primarily derived and our long-lived assets are primarily held in the United States and our business is managed on a consolidated basis. All of our solutions within our one reporting segment provide analytics and insights that facilitate the measurement and improvement of patient and employee experience for healthcare organizations related to marketing, experience, reputation and governance.

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

The table below presents our segment results, including other significant expenses reported to our CODM and other information related to our segment for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Revenue	$33,551	$35,313
Less:
Delivery associate expense	4,683	5,955
Delivery other operating expenses	7,907	7,298
Delivery total operating expenses	12,590	13,253
Growth associate expenses	6,049	5,948
Growth other operating expenses	814	1,553
Growth total operating expenses	6,863	7,501
Support associate expenses	1,340	1,639
Support other operating expenses	4,162	4,160
Support total operating expenses	5,502	5,799
Operating income	8,596	8,760
Interest income	19	44
Interest expense	(899)	(605)
Other non-operating income (expense)	7	(5)
Provision for income taxes	(1,936)	(1,835)
Net income	$5,787	$6,359
Other significant expenses provided to CODM*
Variable direct expenses	$5,521	$5,254
Fixed direct expenses	7,536	8,602
IT operational expenses	4,527	4,808

Total expenditures for purchases of long-lived assets**	$3,566	$4,736

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.

**	Long-lived assets include property and equipment, right of use assets, intangible assets and goodwill, including those acquired in business combinations.

	2025	2024
Other significant noncash items*
Depreciation and amortization expense	$1,542	$1,447
Deferred income tax expense (benefit)	1,860	(246)
Reserve for uncertain tax positions	76	133
Share-based compensation expense (benefit)	171	(36)
Change in fair value of contingent consideration	31	-

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	(In thousands, except percentages) Three Months Ended March 31,		Percentage Increase (Decrease)
	2025	2024	2025 over 2024
Revenue	$33,551	$35,313	(5)
Direct expenses	13,057	13,856	(6)
Selling, general, and administrative	10,356	11,250	(8)
Depreciation and amortization	1,542	1,447	7
Operating income	8,596	8,760	(2)
Total other expense	(873)	(566)	54
Provision for income taxes	1,936	1,835	6
Effective Tax Rate	25%	22%	3
Operating margin	26%	25%	1
Recurring Contract Value	$134,371	$139,548	(4)
Cash provided by operating activities	6,646	12,037	(47)

Revenue. Revenue in the 2025 period decreased compared to the 2024 period by $1.8 million. This was mainly from decreased recurring revenue of $2.1 million in our existing client base, partially offset by an increase in revenue from new clients of $353,000. We view total Recurring Contract Value, or TRCV, a measure of revenue under all renewable contracts for their respective annual renewal periods, as a leading indicator of revenue expectations. TRCV declined for several quarters prior to the fourth quarter of 2024, when it increased slightly and increased further sequentially in the first quarter 2025. We believe the expansion of our product and services portfolio during 2024, along with a broader sales effort, led to improved sales and retention in the fourth quarter compared with the prior several quarters. Despite this sequential quarterly improvement, TRCV was lower for the first quarter of 2025 compared to the first quarter of 2024. There is a lag between changes in TRCV (next twelve months) and revenue (trailing twelve months). Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within the next few quarters (and vice versa). However, intervening events may affect this general expectation.

Direct expenses. Variable expenses increased $267,000 in the 2025 period compared to the 2024 period primarily due to higher conference costs due to more conferences in the 2025 period than the 2024 period, partially offset by lower data collection expenses. Variable expenses as a percentage of revenue were 17% and 15% in the 2025 and 2024 periods, respectively. Fixed expenses decreased $1.1 million primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in the fourth quarter of 2024 partially offset by increased contracted services to support investments in our Human Understanding solutions. We expect to continue to invest in providing innovative solutions to our clients, which could cause direct expenses to fluctuate as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the 2025 period compared to the 2024 period primarily due to decreased marketing expenses of $688,000 and reduced legal and accounting fees of $259,000. While we continue to invest in product development and sales, our goal is to drive efficiencies and savings in overall costs to offset such investments. Selling, general and administrative expenses are expected to increase due to increased compensation expense related to certain executives and our new CEO. We expect a $3.6 million (based on the price of our common stock at April 25, 2025) charge during the second quarter of 2025 for Mr. Green's signing bonus and quarterly non-cash charges of approximately $447,000 (based on the price of our common stock on April 25, 2025) for Mr. Green's equity grant beginning in June 2025 and continuing through the third anniversary of the grant. Additionally, in light of Mr. Green’s appointment, two other executives were awarded similar compensation arrangements, which will result in a charge of $1.7 million in April 2025 for cash bonuses and quarterly non-cash charges of $207,000 beginning in April 2025 and continuing through March 2028. In consideration for the foregoing compensation, the long-term cash incentive plan was terminated and the unvested performance awards were forfeited for these two executives.

Depreciation and amortization. Depreciation, amortization and impairment expenses increased in 2025 compared to the 2024 period due to increased software investment amortization and intangible amortization from the Nobl acquisition partially offset by less building, furniture and computer equipment depreciation. We expect our depreciation and amortization to increase slightly given continued software and intangible amortization, as well as depreciation on the building renovations when completed in 2025.

Operating income and margin. Operating income decreased in the 2025 period compared to the 2024 period primarily due to the decline in revenue, but operating margin increased in the 2025 period compared to the 2024 period due to the decrease in marketing expenses, legal and accounting, and salary and benefit costs partially offsetting the reduction in revenue. In the near term, we expect operating income and margin to increase due to revenue and cost initiatives, excluding the impact of the executive compensation charges described above.

Total other expense. Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense of $294,000 mainly from higher borrowings outstanding on our Delayed Draw Term Loan, partially offset by lower average borrowings and interest rates on the Revolving Loan. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan and Revolving Loan.

Provision for income taxes and effective tax rate. The effective tax rate increased in the 2025 period compared to the 2024 period primarily due to decreased tax benefits from share-based compensation awards, an increase in the effective rate related to state income taxes which fluctuates based on various apportionment factors and rates for the states we operate in. The provision for income taxes increased due to the increase in the effective tax rate partially offset by the decrease in income before income taxes.

Recurring Contract Value. Recurring contract value at March 31, 2025 was lower compared to March 31, 2024 primarily due to the lack of growth in new contracts to replace losses. Our retention rate remained fairly consistent from prior years. Recurring contract value increased at March 31, 2025 compared to December 31, 2024 as year-to-date new sales surpassed year-to-date losses. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of March 31, 2025, our principal sources of liquidity included $2.5 million of cash and cash equivalents, up to $26.5 million of unused borrowings under our Revolving Loan and an additional $47.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, reserve for uncertain tax positions, loss on extinguishment of debt, change in fair value of contingent consideration, and the effect of working capital changes. Cash provided by operating activities decreased primarily due to working capital changes, mainly consisting of changes in trade accounts receivable primarily due to timing of initial billings and collections for new and renewal contracts, prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements, accrued expenses, wages and bonuses, deferred revenue and income taxes payable and receivable mainly due to the timing of payments, partially offset by changes in accounts payable. Cash provided by operating activities was also partially offset by an increase in net income net of non-cash items.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $17.4 million and $16.3 million on March 31, 2025 and December 31, 2024, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in the borrowings outstanding on our Revolving Loan and accounts payable. These were partially offset by increases in accounts receivable and prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements and decreases in the current portion of our long-term debt, accrued expenses and deferred revenue. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury. We also borrowed on our Revolving Loan to fund the share repurchases. Accounts payable and accrued expenses vary due to the timing of payments. Trade accounts receivable increased due to timing of billing and collections. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on March 31, 2025, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments for debt issuance costs and payments on our notes payable related to our extinguishment of debt and new credit agreement, payments on our Revolving Loan and finance lease obligations. We also used cash to pay contingent consideration related to our 2024 acquisition of Nobl Health, repurchase shares of our common stock for treasury, to pay dividends on common stock and for payment of payroll tax withholdings on options exercised. This was partially offset by cash provided from borrowings on our notes payable under our new credit agreement and Revolving Loan and proceeds from the exercise of stock options.

Our material cash requirements include the following contractual and other obligations:

Cash dividends of $2.8 million were paid in the three months ended March 31, 2025. Dividends of $2.7 million were declared in the three months ended March 31, 2025 and paid in April 2025. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our Board of Directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $3.0 million for capital expenditures in the three months ended March 31, 2025. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $3.7 million in 2025, which we expect to fund through operating cash flows and borrowings on the Revolving Loan and Delayed Draw Term Loan.

Debt

Our Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (“the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.67% at March 31, 2025).

The outstanding balance on the Delayed Draw Term Loan was $62.2 million at March 31, 2025. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $47.6 million on the Delayed Draw Term Loan at March 31, 2025.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of March 31, 2025, we had $3.5 million of borrowings outstanding and the availability to borrow $26.5 million on the Revolving Loan. Our weighted average short-term borrowings for the three month periods ended March 31, 2025 and 2024 were $2.0 million and $9.1 million, respectively. The weighted average interest rate on short-term borrowings during the three month periods ended March 31, 2025 and 2024 was 6.67% and 7.69%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x for all testing periods throughout the terms of the Credit Facilities, which calculation excludes, unless our liquidity falls below a specified threshold, (i) any cash dividend in a fiscal quarter that, together with all other cash dividends paid or declared during such fiscal quarter, exceeds $5.5 million in total cash dividends paid or declared, (ii) the portion of the purchase price for any permitted share repurchase of our shares paid with cash on hand, (iii) the portion of any acquisition consideration for a permitted acquisition paid with cash on hand, and (iv) up to $32.5 million of costs associated with our building renovation from or after January 1, 2023. We are also required to maintain a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of March 31, 2025, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of March 31, 2025, we had fixed lease payments of $574,000 and $10,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.2 million as of March 31, 2025. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

Stock Repurchase Program

In May 2022, our Board of Directors authorized the repurchase of 2.5 million shares of common stock (the “2022 Program”). Under the 2022 Program we are authorized to repurchase from time-to-time shares of our outstanding common stock on the open market or in privately negotiated transactions. There are no remaining shares that can be purchased under the 2022 Program at March 31, 2025.

In April 2025 our Board of Directors approved a new stock repurchase authorization of up to 1.0 million shares of our common stock (the “2025 Program”). We are authorized to repurchase shares of our outstanding common stock from time-to-time on the open market or in privately negotiated transactions, provided that the maximum dollar amount repurchased shall not exceed $20 million without further consent. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase authorization may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our common stock in connection with the repurchase authorization. The repurchase authorization has no set expiration date. The new authorization follows our recent repurchase of all shares remaining under the 2022 Program.

During the three months ended March 31, 2025, we repurchased 307,709 shares of our common stock under the 2022 Program for an aggregate of $5.0 million.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2024 that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who services as our principal executive officer and our principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer (who serves as our principal executive officer and our principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer (who serves as our principal executive officer and our principal financial officer), does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The table below summarizes repurchases of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)

Jan 1 – Jan 31, 2025	26,894	16.87	26,894	280,815
Feb 1 – Feb 28, 2025	120,704	16.92	120,704	160,111
Mar 1 – Mar 31, 2025	160,111	15.14	160,111	-
Total	307,709		307,709

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended March 31, 2025, excise tax expense totaled $47,435.
(2)	Shares were repurchased pursuant to the 2022 Program.
(3)

In April 2025 our Board of Directors approved a new stock repurchase authorization of up to 1.0 million shares of our common stock (the “2025 Program”). We are authorized to repurchase shares of our outstanding common stock from time-to-time on the open market or in privately negotiated transactions, provided that the maximum dollar amount repurchased shall not exceed $20 million without further consent. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase authorization may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our common stock in connection with the repurchase authorization. The repurchase authorization has no set expiration date. The new authorization follows our recent repurchase of all shares remaining under the Board of Director’s 2022 Program authorization.

ITEM 5.	Other Information

During the first quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(10.1)

Credit Agreement dated February 6, 2025, between National Research Corporation, each lender from time to time party thereto, and First National Bank of Omaha, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Current Report on Form 8-K filed on February 10, 2025 (File No. 001-35929)]

(10.2)#**	Trent Green Offer Letter dated February 26, 2025

(31)**	Certification by the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: May 9, 2025	By:	/s/ Michael D. Hays
Michael D. Hays
Chief Executive (Principal Executive Officer and Principal Financial Officer)