Form 10-Q
period 2025-06-30
NATIONAL RESEARCH CORP
filed 2025-08-08
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Common Stock, $.001 par value, outstanding as of July 31, 2025: 23,063,517

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended June 30, 2025

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “creates,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing clients, our future ability to compete and the types of firms with which we will compete, future adequacy of our liquidity sources, future revenue sources, future revenue, expenses, and margins, future revenue estimates used to calculate recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, and future non-cash charges related to executive equity awards, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,274	$4,233
Trade accounts receivable, less allowance for doubtful accounts of $40 and $40, respectively	12,416	11,054
Prepaid expenses	4,970	3,480
Income taxes receivable	438	141
Other current assets	2,222	692
Total current assets	25,320	19,600

Net property and equipment	42,232	38,269
Intangible assets, net	2,422	2,616
Goodwill	66,152	66,152
Operating lease right-of-use assets	1,409	1,627
Deferred contract costs, net	1,573	1,562
Other noncurrent assets	2,279	2,713
Total assets	$141,387	$132,539
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$3,928	$4,789
Accounts payable	1,180	1,194
Accrued wages and bonuses	5,685	4,774
Accrued expenses	5,614	5,091
Dividends payable	2,776	2,770
Deferred revenue	15,603	15,786
Income taxes payable	-	353
Other current liabilities	1,140	1,101
Total current liabilities	35,926	35,858

Notes payable, net of current portion and unamortized debt issuance costs	77,029	57,895
Deferred income taxes	3,500	3,531
Other long-term liabilities	3,604	3,971
Total liabilities	120,059	101,255

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,782,158 in 2025 and 31,072,144 in 2024, outstanding 23,103,685 in 2025 and 23,083,116 in 2024	32	31
Additional paid-in capital	180,858	180,249
Retained earnings (accumulated deficit)	(16,894)	(17,064)
Treasury stock, at cost; 8,678,473 and 7,989,028 Common shares in 2025 and 2024, respectively	(142,668)	(131,932)
Total shareholders’ equity	21,328	31,284
Total liabilities and shareholders’ equity	$141,387	$132,539

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$34,038	$35,021	$67,588	$70,334

Operating expenses:
Direct	12,974	13,422	26,031	27,278
Selling, general and administrative	17,734	11,221	28,089	22,471
Depreciation and amortization	1,742	1,513	3,284	2,960
Total operating expenses	32,450	26,156	57,404	52,709

Operating income	1,588	8,865	10,184	17,625

Other income (expense):
Interest income	21	25	41	69
Interest expense	(1,032)	(555)	(1,932)	(1,160)
Other, net	4	(11)	11	(16)

Total other expense	(1,007)	(541)	(1,880)	(1,107)

Income before income taxes	581	8,324	8,304	16,518

Provision for income taxes	687	2,149	2,623	3,984

Net income (loss)	$(106)	$6,175	$5,681	$12,534

Earnings (loss) per share of common stock:
Basic	$(0.01)	$0.26	$0.25	$0.53
Diluted	$(0.01)	$0.26	$0.25	$0.52

Weighted average shares and share equivalents outstanding:
Basic	22,658	23,871	22,814	23,870
Diluted	22,658	23,915	22,820	23,934

See accompanying notes to condensed consolidated financial statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2024	$31	$180,249	$(17,064)	$(131,932)	$31,284
Purchase of 307,709 shares treasury stock	-	-	-	(4,967)	(4,967)
Issuance of 10,014 shares of common stock for the exercise of stock options	-	132	-	-	132
Non-cash stock compensation expense	-	171	-	-	171
Dividends declared of $0.12 per share of common stock	-	-	(2,735)	-	(2,735)
Net income	-	-	5,787	-	5,787
Balances at March 31, 2025	$31	$180,552	$(14,012)	$(136,899)	$29,672
Purchase of 381,736 shares treasury stock	-	-	-	(5,769)	(5,769)
Issuance of 700,000 shares of nonvested stock	1	(1)	-	-	-
Non-cash stock compensation expense	-	307	-	-	307
Dividends declared of $0.12 per share of common stock	-	-	(2,776)	-	(2,776)
Net loss	-	-	(106)	-	(106)
Balances at June 30, 2025	$32	$180,858	$(16,894)	$(142,668)	$21,328

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30
	2025	2024
Cash flows from operating activities:
Net income	$5,681	$12,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,284	2,960
Deferred income taxes	(32)	(136)
Reserve for uncertain tax positions	149	139
Non-cash share-based compensation expense (benefit)	478	(93)
Change in fair value of contingent consideration	82	-
Loss on extinguishment of debt	67	-
Amortization of debt issuance costs	47	18
Net changes in assets and liabilities:
Trade accounts receivable	(1,362)	2,321
Prepaid expenses and other current and noncurrent assets	(2,814)	(116)
Deferred contract costs, net	(11)	257
Operating lease assets and liabilities, net	(53)	(38)
Accounts payable	157	33
Accrued expenses, wages and bonuses	668	1,609
Income taxes receivable and payable	(651)	(344)
Deferred revenue	(183)	(320)
Net cash provided by operating activities	5,507	18,824

Cash flows from investing activities:
Purchases of property and equipment	(5,996)	(9,408)
Net cash used in investing activities	(5,996)	(9,408)

Cash flows from financing activities:
Borrowings on notes payable	47,681	-
Payments on notes payable	(29,446)	(3,481)
Borrowings on revolving loan	28,000	23,500
Payments on revolving loan	(28,003)	(14,500)
Payment of debt issuance costs	(135)	-
Payments on finance lease obligations	(5)	(15)
Proceeds from the exercise of share-based awards	132	-
Payment of payroll tax withholdings on share-based awards exercised	-	(317)
Payment of acquisition contingent consideration	(280)	-
Repurchase of shares for treasury	(10,910)	(14,999)
Payment of dividends on common stock	(5,504)	(5,772)
Net cash provided by (used in) financing activities	1,530	(15,584)

Change in cash and cash equivalents	1,041	(6,168)
Cash and cash equivalents at beginning of period	4,233	6,653
Cash and cash equivalents at end of period	$5,274	$485

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Six months ended
	June 30
	2025	2024
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,740	$1,090
Income taxes	3,156	4,323
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	$1,752
Purchase of property and equipment in accounts payable and accrued expenses	2,607	1,083
Repurchase of shares for treasury in accounts payable and accrued expenses	138	152
Debt extinguished with new debt	34,396	-
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	351	-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subscription-based services – Services that are provided under subscription-based service agreements are usually for a twelve-month period and represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term for an agreed upon price increase each year. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed either annually or quarterly in advance but may also be billed on a monthly basis.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $304,000 and $197,000 in the three-month periods ended June 30, 2025 and 2024, respectively and $658,000 and $311,000 in the six-month periods ended June 30, 2025 and 2024, respectively. Deferred contract costs, net of accumulated amortization was $1.6 million at June 30, 2025 and December 31, 2024. Total amortization by expense classification for the periods ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct Expenses	$70	$31	$103	$98
Selling, general and administrative expenses	199	224	542	436
Total amortization	$269	$255	$645	$534

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $2,000 and $34,000 in the six-month periods ended June 30, 2025 and 2024, respectively. There were no significant impairments in the three-month periods ended June 30, 2025 and 2024.

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

The following table provides the activity in the allowance for doubtful accounts for the six-month periods ended June 30, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Six months ended June 30, 2025	$40	$25	$25	$-	$40
Six months ended June 30, 2024	$75	$(65)	$9	$49	$50

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We had not been legally released from our primary obligations under the original lease and therefore we continued to account for the original lease separately until the lease terminates in August 2025. Rent income from the sublessee is included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2025
Financial Assets:
Money Market Funds	$4,565	$-	$-	$4,565
Total Cash Equivalents	$4,565	$-	$-	$4,565
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$661	$661

As of December 31, 2024
Financial Assets:
Money Market Funds	$4,199	$-	$-	$4,199
Total Cash Equivalents	$4,199	$-	$-	$4,199
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$859	$859

There were no transfers between levels during the six months ended June 30, 2025 and 2024.

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

The following summarizes the changes in the fair value of our contingent consideration liability during the three- and six-month periods ended June 30, 2025 (in thousands):

Six months ended June 30, 2025
Contingent Consideration Liability, December 31, 2024	$859
Increase to fair value included in selling, general & administrative expenses	82
Payments made	(280)
Contingent Consideration Liability, June 30, 2025	$661

Our long-term debt described in Note 4 is recorded at amortized cost. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt.

The following are the carrying amount and estimated fair values of variable rate long-term debt (in thousands):

	Level 1	Level 2	Total Fair Value	Carrying Amount
As of June 30, 2025	$81,384	$-	$81,384	$81,384
As of December 31, 2024	$62,801	$-	$62,801	$62,801

The carrying amounts of accounts receivable, revolving loan, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of June 30, 2025 and December 31, 2024, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at June 30, 2025 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three- and six-month periods ended June 30, 2025 and 2024 based on timing of revenue recognition (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Subscription services recognized ratably over time	$31,232	$33,103	$62,273	$66,374
Services recognized at a point in time	1,065	855	2,806	2,276
Fixed, non-subscription recognized over time	1,613	936	2,258	1,431
Unit price services recognized over time	128	127	251	253
Total revenue	$34,038	$35,021	$67,588	$70,334

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$12,416	$11,054
Contract assets included in other current assets	$86	$186
Deferred revenue, current portion	$15,603	$15,786
Noncurrent deferred revenue included in other long-term liabilities	$216	$216

Significant changes in contract assets and contract liabilities during the six-month periods ended June 30, 2025 and 2024 are as follows (in thousands):

	2025		2024
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(12,009)	$-	$(11,193)
Increases due to invoicing of client, net of amounts recognized as revenue	-	11,826	-	10,928
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(177)	-	(79)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	-	-	(55)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	77	-	21	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2025 approximated $139.9 million, of which $29.2 million, $55.7 million, $39.1 million, $10.1 million, $4.4 million and $1.4 million are expected to be recognized during 2025, 2026, 2027, 2028, 2029 and 2030, respectively.

(3)	INCOME TAXES

The effective tax rate for the three and six-month periods ended June 30, 2025 increased to 118% from 26% and to 32% from 24%, respectively, compared to the same periods in 2024. The change in the three and six-month periods was mainly due to deductible limitations on executive compensation related to cash bonuses in the second quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we do not expect that the legislation will have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

(4)	NOTES PAYABLE

Our long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Delayed Draw Term Loan	$81,384	$48,533
Former Term Loan	-	14,268
Less: current portion	(3,928)	(4,789)
Less: unamortized debt issuance costs	(427)	(117)
Notes payable, net of current portion	$77,029	$57,895

In February 2025, we entered a new credit agreement (the “Credit Agreement”) with a group of lenders that amended and restated the terms of our then existing credit agreement, as amended. We recognized a loss on extinguishment of debt of $67,000 for the unamortized debt issuance costs related to our previous long-term debt, which is included in other expense. The Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.67% at June 30, 2025).

Principal amounts outstanding under the Delayed Draw Term Loan are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at June 30, 2025.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of June 30, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the three-month periods ended June 30, 2025 and 2024 were $8.2 million and $10.0 million, respectively. Our weighted average short-term borrowings for the six-month periods ended June 30, 2025 and 2024 were $5.1 million and $9.5 million, respectively. The weighted average interest rate on short-term borrowings was 6.67% and 7.67% during the three-month periods ended June 30, 2025 and 2024, respectively and 6.67% and 7.68%, during the six-month periods ended June 30, 2025 and 2024, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of June 30, 2025, we were in compliance with our financial covenants.

(5)	SHARE-BASED COMPENSATION

We measure and recognize compensation expense for all share-based payments based on the grant-date fair value of those awards. All of our existing stock option awards and unvested stock awards have been determined to be equity-classified awards. We account for forfeitures as they occur.

Our 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Plan”), was a nonqualified plan that provided for the granting of options with respect to 3.0 million shares of our common stock. The 2004 Director Plan provided for grants of nonqualified stock options to each of our directors who we do not employ. On the date of each annual meeting of shareholders, options to purchase shares of common stock equal to an aggregate grant date fair value of $100,000 were granted to each non-employee director that was elected or retained as a director at each such meeting. Stock options vest approximately one year following the date of grant and option terms are generally the earlier of ten years following the date of grant, or three years from the termination of the outside director’s service.

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other share-based awards and benefits up to an aggregate of 1.8 million shares of our common stock. Stock options granted could be either incentive stock options or nonqualified stock options. Options to purchase shares of common stock were typically granted with exercise prices equal to the fair value of the common stock on the date of grant.

In May 2025, our shareholders approved the National Research Corporation 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, and replaced the 2004 Director Plan and the 2006 Equity Incentive Plan. The 2025 Omnibus Incentive Plan provides for the granting of performance awards, stock options, stock appreciation rights, stock awards, restricted stock and other share-based awards and benefits up to an aggregate of 5.0 million shares of our common stock. The exercise prices of options to purchase shares of common stock are typically equal to the fair value of the common stock on the date of grant. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms and option terms vary with each grant. At June 30, 2025, 500,000 restricted stock awards had been granted and 4.5 million shares of common stock were available for issuance pursuant to future grants under the 2025 Omnibus Incentive Plan.

Service-Based Stock Option Awards

We grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 11,021 and 54,530 service-based stock option awards during the six-month periods ended June 30, 2025 and 2024, respectively.

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

The following table summarizes service-based stock option activity under the 2006 Equity Incentive Plan and the 2004 Director Plan for the six-month period ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	470,321	$35.38
Granted	11,021	$17.34
Exercised	10,014	$13.17
Expired	59,965	$24.70
Forfeited	32,695	$41.29
Outstanding at June 30, 2025	378,668	$36.62	5.87	$34
Exercisable at June 30, 2025	322,704	$36.63	5.65	$34

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2025 or 2024 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the six-month period ended June 30, 2024. No performance-based stock options were awarded in 2025.

The following table summarizes performance-based stock option activity for the six-month period ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	404,833	$39.54
Granted	-
Exercised	-
Forfeited	300,000	$39.54
Outstanding at June 30, 2025	104,833	$39.54	4.56	$-
Exercisable at June 30, 2025	-

As of June 30, 2025, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $1.4 million which was expected to be recognized over a weighted average period of 2.60 years.

There was $132,000 of cash received from stock options exercised during the six-month period ended June 30, 2025. No cash was received from stock options exercised during the six-month period ended June 30, 2024. We recognized (87,000) and $112,000 of non-cash compensation (benefit) for the three-month periods ended June 30, 2025 and 2024, respectively, and $84,000 and $64,000 of non-cash compensation for the six-month periods ended June 30, 2025 and 2024, respectively, related to options, which is included in selling, general and administrative expenses.

Non-vested Stock Awards

We granted 700,000 non-vested shares of common stock during the six-month period ended June 30, 2025. No non-vested shares were granted in 2024. We recognized non-cash compensation (benefit) expense of $394,000 and ($169,000) for the three-month periods ended June 30, 2025 and 2024, respectively, and $394,000 and ($156,000) for the six-month periods ended June 30, 2025 and 2024, respectively, related to non-vested stock, which is included in selling, general and administrative expenses. The following table summarizes information regarding non-vested stock granted to associates under the 2006 Equity Incentive Plan and the 2025 Omnibus Incentive Plan for the six-month period ended June 30, 2025:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	-
Granted	700,000	13.19
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2024	700,000	$13.19

As of June 30, 2025, the total unrecognized compensation cost related to non-vested shares common stock awards was approximately $8.8 million which was expected to be recognized over a weighted average period of 2.87 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following represents the carrying amount of goodwill at June 30, 2025 (in thousands):

	Gross	Accumulated Impairment	Net
Balance at June 30, 2025	$66,866	(714)	$66,152

Intangible assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(12,903)	(12,709)
Other intangible assets, net	$2,422	$2,616

(7)	PROPERTY AND EQUIPMENT

	June 30, 2025	December 31, 2024
	(In thousands)
Property and equipment	$80,705	$73,653
Accumulated depreciation	(38,473)	(35,384)
Property and equipment, net	$42,232	$38,269

(8)	EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average shares of common stock outstanding during the period.

Diluted net income (loss) per share was computed using the weighted-average shares of common stock and, if dilutive, the potential common stock outstanding during the period. Potential shares of common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

We had 403,145 and 391,861 options of common stock for the three-month periods ended June 30, 2025 and 2024, respectively, which have been excluded from the diluted net income (loss) per share computation because their inclusion would be anti-dilutive. We had 434,520 and 309,633 options of common stock for the six-month periods ended June 30, 2025 and 2024, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator for net income (loss) per share – basic:
Net income (loss)	$(106)	$6,175	$5,681	$12,534
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(84)	(1)	(86)	(2)
Net income (loss) attributable to common shareholders	(190)	6,174	5,595	12,532
Denominator for net income (loss) per share – basic:
Weighted average common shares outstanding – basic	22,658	23,871	22,814	23,870
Net income (loss) per share – basic	$(0.01)	$0.26	$0.25	$0.53
Numerator for net income (loss) per share – diluted:
Net income (loss) attributable to common shareholders for basic computation	(190)	6,174	5,595	12,532
Denominator for net income (loss) per share – diluted:
Weighted average common shares outstanding – basic	22,658	23,871	22,814	23,870
Weighted average effect of dilutive securities – stock options	-	44	6	64
Denominator for diluted earnings per share – adjusted weighted average shares	22,658	23,915	22,820	23,934
Net income (loss) per share – diluted	$(0.01)	$0.26	$0.25	$0.52

(9)	SEGMENT INFORMATION

We assess segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package provided and reviewed by the Chief Operating Decision Maker (“CODM”). We have concluded that our Chief Executive Officer and our Chairman are our CODM at June 30, 2025.

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

The table below presents our segment results, including other significant expenses reported to our CODM and other information related to our segment for the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue	$34,038	$35,021	$67,588	$70,334
Less:
Delivery associate expense	4,798	5,534	12,709	11,490
Delivery other operating expenses	7,777	7,202	12,456	14,498
Delivery total operating expenses	12,575	12,736	25,165	25,988
Growth associate expenses	6,660	5,385	12,709	11,333
Growth other operating expenses	891	2,246	1,705	3,800
Growth total operating expenses	7,551	7,631	14,414	15,133
Support associate expenses	7,187	1,429	8,526	3,067
Support other operating expenses	5,137	4,360	9,299	8,521
Support total operating expenses	12,324	5,789	17,825	11,588
Operating income	1,588	8,865	10,184	17,625
Interest income	21	25	41	69
Interest expense	(1,032)	(555)	(1,932)	(1,160)
Other non-operating income (expense)	4	(11)	11	(16)
Provision for income taxes	(687)	(2,149)	(2,623)	(3,984)
Net income	(106)	$6,175	$5,681	$12,534
Other significant expenses provided to CODM*
Variable direct expenses	$4,927	$5,171	$10,448	$10,425
Fixed direct expenses	8,047	8,251	15,538	16,853
Non-recurring and non-cash executive compensation**	6,947	(57)	7,118	(92)
Tax effect of executive share-based compensation and cash bonus	(468)	14	(468)	23
IT operational expenses	4,954	4,715	9,481	9,523
Total expenditures for purchases of long-lived assets***	$3,529	$4,940	$7,095	$8,426

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.
**	Includes non-cash share-based compensation and non-recurring executive cash bonuses
***	Long-lived assets include property and equipment, right of use assets, intangible assets and goodwill, including those acquired in business combinations.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Other significant noncash items*
Depreciation and amortization expense	$1,742	$1,513	$3,284	$2,960
Deferred income tax expense (benefit)	(1,892)	110	(32)	(136)
Reserve for uncertain tax positions	73	6	149	139
Share-based compensation expense (benefit)	307	(57)	478	(93)
Change in fair value of contingent consideration	51	-	82	-

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective June 1, 2025, Trent Green began serving as our Chief Executive Officer and as a director. Mr. Green brings more than 25 years of healthcare leadership experience, most recently serving as Chief Executive Officer of Amazon One Medical and previously as Chief Operating Officer of Legacy Health. Upon the effectiveness of Mr. Green’s appointment as Chief Executive Officer, Mr. Hays transitioned to the role of Chairman.

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

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 over 2024
	(In thousands, except percentages)		(Percentage)
Revenue	$34,038	$35,021	(3)
Direct expenses	12,974	13,422	(3)
Selling, general, and administrative	17,734	11,221	58
Depreciation and amortization	1,742	1,513	15
Operating income	1,588	8,865	(82)
Total other expense	(1,007)	(541)	86
Provision for income taxes	687	2,149	(68)
Effective Tax Rate	118%	26%	92
Operating margin	5%	25%	(20)

Revenue. Revenue in the 2025 period decreased compared to the 2024 period by $1.0 million. This was mainly from decreased recurring revenue of $1.3 million in our existing client base and $134,000 in non-recurring revenue, partially offset by an increase in revenue from new clients of $419,000. We view Total Recurring Contract Value, or TRCV, a measure of revenue under all renewable contracts for their respective annual renewal periods, as a leading indicator of revenue expectations. TRCV declined for several quarters prior to the fourth quarter of 2024, then it increased slightly in the fourth quarter of 2024 and increased further sequentially in each of the first and second quarters of 2025 (see further discussion in the six months ended comparison). We believe the expansion of our product and services portfolio during 2024, along with a broader sales effort, led to improved sales and retention in the fourth quarter compared with the prior several quarters. Despite this sequential quarterly improvement, TRCV was lower for the second quarter of 2025 compared to the second quarter of 2024. There is a lag between changes in TRCV (next twelve months) and revenue (trailing twelve months). Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within the next few quarters (and vice versa). However, intervening events may affect this general expectation.

Direct expenses. Variable expenses decreased $244,000 in the 2025 period compared to the 2024 period primarily due to lower data collection expenses partially offset by higher conference costs due to more conferences in the 2025 period than the 2024 period. Variable expenses as a percentage of revenue were 15% in each, the 2025 and 2024 periods. Fixed expenses decreased $204,000 primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in the fourth quarter of 2024 partially offset by increased contracted services to support investments in our Human Understanding solutions. We expect to continue to invest in providing innovative solutions to our clients, which could cause direct expenses to fluctuate as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2025 period compared to the 2024 period primarily due to increased salary and benefits of $7.6 million and legal and accounting expenses of $167,000. The increase in salaries and benefits is primarily due to implementing new compensation arrangements for our new CEO and existing executive leaders. As a result of the new arrangements, we recognized $6.6 million in cash bonuses and increased non-cash share-based compensation expense of $364,000. These increases were partially offset by decreased marketing expenses of $1.1 million and reduced recruiting expenses of $325,000. While we continue to invest in product development and sales, our goal is to drive efficiencies and savings in overall costs to offset such investments. Selling, general and administrative expenses are expected to increase in the third quarter of 2025 compared to the similar period of 2024 due to increased compensation expense related to certain executives and our new CEO. Non-cash charges related to executive equity awards granted in the second quarter of 2025 will approximate $770,000 quarterly through March 2028 and $375,000 in the second quarter of 2028. In consideration for the foregoing compensation, the prior long-term cash incentive plan was terminated and the unvested performance awards were forfeited for two executives.

Depreciation and amortization. Depreciation and amortization expenses increased in 2025 compared to the 2024 period due to increased depreciation on our building and related furnishings due to our building renovations being completed during 2025 and increased intangible amortization from the Nobl acquisition. These increases were partially offset by decreased software amortization. We expect our depreciation and amortization to increase given continued software and intangible amortization, as well as depreciation on the building renovations and related furnishings completed during 2025.

Operating income and margin. Operating income decreased in the 2025 period compared to the 2024 period primarily due to the executive compensation awarded in the second quarter of 2025, as well as the decline in revenue. In the near term, we expect operating income and margin to increase due to revenue and cost initiatives, excluding the impact of the executive compensation charges described above.

Total other expense. Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense of $477,000 mainly from higher borrowings outstanding on our Delayed Draw Term Loan, partially offset by lower average borrowings and interest rates on the Revolving Loan. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan.

Provision for income taxes and effective tax rate. The effective tax rate increased in the 2025 period compared to the 2024 period primarily due to deductible limitations on executive compensation related to cash bonuses in the second quarter of 2025. The provision for income taxes decreased due to the increase in the effective tax rate partially offset by the decrease in income before income taxes.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 over 2024
	(In thousands, except percentages)		(Percentage)
Revenue	$67,588	$70,334	(4)
Direct expenses	26,031	27,278	(5)
Selling, general, and administrative	28,089	22,471	25
Depreciation and amortization	3,284	2,960	11
Operating income	10,184	17,625	(42)
Total other expense	(1,880)	(1,107)	70
Provision for income taxes	2,623	3,984	(34)
Effective Tax Rate	32%	24%	8
Operating margin	15%	25%	(10)
Total Recurring Contact Value	$136,952	$138,434	(1)
Cash provided by operating activities	5,507	18,824	(71)

Revenue. Revenue in the 2025 period decreased compared to the 2024 period by $2.7 million. This was mainly from decreased recurring revenue of $3.4 million in our existing client base and $91,000 in non-recurring revenue, partially offset by an increase in revenue from new clients of $771,000.

Direct expenses. Variable expenses increased $23,000 in the 2025 period compared to the 2024 period primarily from lower data collection expenses, partially offset by increased conference expenses due to more conferences in the 2025 period. Variable expenses as a percentage of revenue were 16% and 15% in the 2025 and 2024 periods, respectively. Fixed expenses decreased $1.3 million primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in the fourth quarter of 2024 partially offset by increased contracted services and computer equipment and supplies to support investments in our Human Understanding solutions. We expect to continue to invest in providing innovative solutions to our clients, which could cause direct expenses to fluctuate as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2025 period compared to the 2024 period primarily due to increased salary and benefits of $7.7 million. The increase in salaries and benefits is primarily due to implementing new compensation arrangements for our new CEO and existing executive leaders. As a result of the new arrangements, we recognized $6.6 million in cash bonuses and increased non-cash share-based compensation expense of $571,000. These increases were partially offset by decreased marketing expenses of $1.8 million and reduced recruiting expenses of $353,000. While we continue to invest in product development and sales, our goal is to drive efficiencies and savings in overall costs to offset such investments. Selling, general and administrative expenses are expected to increase in the third quarter of 2025 due to increased compensation expense related to certain executives and our new CEO. Non-cash charges related to executive equity awards granted in the second quarter of 2025 will approximate $770,000 quarterly through March 2028 and $375,000 in the second quarter of 2028.

Depreciation and amortization. Depreciation and amortization expenses increased in 2025 compared to the 2024 period due to increased depreciation on our building and furnishings due to our building renovations completed during 2025 and increased intangible amortization from the Nobl acquisition. We expect our depreciation and amortization to increase given continued software and intangible amortization, as well as depreciation on the building renovations and related furnishings completed during 2025.

Operating income and margin. Operating income decreased in the 2025 period compared to the 2024 period primarily due to the executive compensation awarded in the second quarter of 2025, as well as the decline in revenue.

Total other expense. Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense of $772,000 mainly from higher borrowings outstanding on our Delayed Draw Term Loan, partially offset by lower average borrowings and interest rates on the Revolving Loan. Other expense is expected to increase in future periods due to additional borrowings on our Delayed Draw Term Loan.

Provision for income taxes and effective tax rate. The effective tax rate increased in the 2025 period compared to the 2024 period primarily due to deductible limitations on executive compensation related to cash bonuses in the second quarter of 2025. The provision for income taxes decreased due to the increase in the effective tax rate partially offset by the decrease in income before income taxes.

Total Recurring Contract Value. TRCV at June 30, 2025 was lower compared to June 30, 2024 primarily due to the lack of growth in new contracts to replace losses. Our retention rate increased 2% in the six-month period ending June 30, 2025 compared to the same period of 2024. Recurring contract value increased at June 30, 2025 compared to December 31, 2024 as year-to-date new sales surpassed year-to-date losses. Our recurring contract value metric represents the total revenue projected under all renewable contracts for their respective next annual renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of June 30, 2025, our principal sources of liquidity included $5.3 million of cash and cash equivalents, up to $30 million of unused borrowings under our Revolving Loan and an additional $27.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, reserve for uncertain tax positions, loss on extinguishment of debt, change in fair value of contingent consideration, and the effect of working capital changes. Cash provided by operating activities decreased primarily due to the decrease in net income (loss), net of non-cash items, and working capital changes. Working capital changes mainly consisted of changes in trade accounts receivable primarily due to timing of initial billings and collections for new and renewal contracts, prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements, accrued expenses, wages and bonuses, and income taxes payable and receivable mainly due to the timing of payments.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $10.6 million and $16.3 million on June 30, 2025 and December 31, 2024, respectively. The change was primarily due to increases in cash and cash equivalents, increases in accounts receivable, prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements, and other current assets and decreases in the current portion of our long-term debt, deferred revenue income taxes payable. These increases were partially offset by increases in accrued wages and bonuses and accrued expenses. Cash and cash equivalents increased mainly due to borrowings on our Delayed Draw Term Loan for the repurchase of shares of our common stock for treasury and building renovations. Accrued expenses vary due to the timing of payments. Trade accounts receivable increased due to timing of billing and collections. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on June 30, 2025, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash provided by financing activities consisted of borrowings on our notes payable under the Delayed Draw Term Loan and Revolving Loan and proceeds from the exercise of share-based equity awards. This was partially offset by payments for debt issuance costs and payments on our notes payable related to our extinguishment of debt and new credit agreement, payments on our Revolving Loan and finance lease obligations. We also used cash to pay contingent consideration related to our 2024 acquisition of Nobl Health, repurchase shares of our common stock for treasury, and to pay dividends on common stock.

Our material cash requirements include the following contractual and other obligations:

Cash dividends of $5.5 million were paid in the six months ended June 30, 2025. Dividends of $2.8 million were declared in the three months ended June 30, 2025 and paid in July 2025. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $6.0 million for capital expenditures in the six months ended June 30, 2025. These expenditures consisted mainly of computer software development for our Human Understanding solutions and building renovations to our headquarters. We estimate future costs related to our headquarters building renovations to be $2.7 million in 2025, which we expect to fund through operating cash flows and borrowings on the Revolving Loan and Delayed Draw Term Loan.

Debt

Our Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.67% at June 30, 2025).

The outstanding balance on the Delayed Draw Term Loan was $82.4 million at June 30, 2025. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at June 30, 2025.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of June 30, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the three-month periods ended June 30, 2025 and 2024 were $8.2 million and $10.0 million, respectively. Our weighted average short-term borrowings for the six-month periods ended June 30, 2025 and 2024 were $5.1 million and $9.5 million, respectively. The weighted average interest rate on short-term borrowings during the three-month periods ended June 30, 2025 and 2024 was 6.67% and 7.67%, respectively. The weighted average interest rate on short-term borrowings during the six-month periods ended June 30, 2025 and 2024 was 6.67% and 7.68%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants) and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of June 30, 2025, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment as well as office and data center space. As of June 30, 2025, we had fixed lease payments of $534,000 and $10,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.4 million as of June 30, 2025. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we do not expect that the legislation will have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

Stock Repurchase Program

In April 2025 our Board of Directors approved a stock repurchase authorization of up to 1.0 million shares of our common stock (the “2025 Program”). We are authorized to repurchase shares of our outstanding common stock from time-to-time on the open market or in privately negotiated transactions, provided that the maximum dollar amount repurchased shall not exceed $20 million without further consent. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase authorization may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our common stock in connection with the repurchase authorization. The repurchase authorization has no set expiration date. The authorization follows our recent repurchase of all shares remaining under the prior repurchase authorization.

During the three months ended June 30, 2025, we repurchased 381,736 shares of our common stock under the 2025 Program for an aggregate of $5.8 million.

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

Our management, with the participation of our Chief Executive Officer and our Chairman (who serves as our principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer and our Chairman (who serves as our principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chairman (who serves as our principal financial officer), does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2025 our Board of Directors authorized the 2025 Program.

Our Credit Agreement provides that, in order for us to pay dividends or repurchase our common stock, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Apr 1 – Apr 30, 2025	-		-	1,000,000
May 1 – May 31, 2025	159,760	12.95	159,760	840,240
Jun 1 – Jun 31, 2025	221,976	16.42	221,976	618,264
Total	381,736		381,736

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended June 30, 2025, excise tax expense totaled $57,125.
(2)	Shares were repurchased pursuant to the 2025 Program.

ITEM 5.	Other Information

During the second quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(4.1)

Certificate of Incorporation of National Research Corporation, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Bylaws of National Research Corporation, as amended to date [Incorporated by reference to Exhibit 3.4 to National Research Corporation’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(10.1)#

National Research Corporation 2025 Omnibus Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2025 Annual Meeting of Shareholders filed on April 10, 2025 (File No. 001-35929)]

(10.2)#**	Form of Incentive Stock Award Notice, Bonus, and Severance Agreement

(31.1)**	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chairman (Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chairman (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101)**

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: August 8, 2025	By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Michael D. Hays
Michael D. Hays Chairman (Principal Financial Officer)