Form 10-Q
period 2025-09-30
NATIONAL RESEARCH CORP
filed 2025-11-07
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Common Stock, $.001 par value, outstanding as of October 31, 2025: 22,657,421

NATIONAL RESEARCH CORPORATION

FORM 10-Q INDEX

For the Quarter Ended September 30, 2025

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

●

Our ability to compete in our markets, which are highly competitive with new market entrants and subject to consolidation among existing competitors, and the possibility of increased price pressure and expenses;

●	The possibility that our solutions and technology do not perform as expected;

●	The possibility that our acquisitions and partnerships do not achieve the increased demand/profitability expected;

●	The likelihood that a pandemic will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The likelihood that global conflicts or tariffs will adversely affect our operations, sales, earnings, financial condition and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare and budget legislation, executive orders, cost-saving measures, and other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	Our ability to maintain effective internal controls;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches or computer viruses; and

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

PART I – Financial Information

ITEM 1. Financial Statements

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,219	$4,233
Trade accounts receivable, less allowance for doubtful accounts of $50 and $40, respectively	12,749	11,054
Prepaid expenses	4,460	3,480
Income taxes receivable	-	141
Other current assets	973	692
Total current assets	20,401	19,600

Net property and equipment	41,413	38,269
Intangible assets, net	2,324	2,616
Goodwill	66,152	66,152
Operating lease right-of-use assets	1,269	1,627
Deferred contract costs, net	1,921	1,562
Other noncurrent assets	2,239	2,713
Total assets	$135,719	$132,539
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,012	$4,789
Accounts payable	1,094	1,194
Accrued wages and bonuses	7,124	4,774
Accrued expenses	3,900	5,091
Dividends payable	2,698	2,770
Deferred revenue	17,814	15,786
Income taxes payable	1,459	353
Other current liabilities	465	1,101
Total current liabilities	38,566	35,858

Notes payable, net of current portion and unamortized debt issuance costs	76,025	57,895
Deferred income taxes	3,451	3,531
Other long-term liabilities	3,363	3,971
Total liabilities	121,405	101,255

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,954,158 in 2025 and 31,072,144 in 2024, outstanding 22,657,421 in 2025 and 23,083,116 in 2024	32	31
Additional paid-in capital	181,783	180,249
Retained earnings (accumulated deficit)	(15,470)	(17,064)
Treasury stock, at cost; 9,296,737 and 7,989,028 Common shares in 2025 and 2024, respectively	(152,031)	(131,932)
Total shareholders’ equity	14,314	31,284
Total liabilities and shareholders’ equity	$135,719	$132,539

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$34,608	$35,819	$102,196	$106,154

Operating expenses:
Direct	12,404	15,305	38,436	42,583
Selling, general and administrative	12,271	10,988	40,360	33,459
Depreciation and amortization	2,195	1,546	5,479	4,506
Total operating expenses	26,870	27,839	84,275	80,548

Operating income	7,738	7,980	17,921	25,606

Other income (expense):
Interest income	41	34	82	103
Interest expense	(1,461)	(706)	(3,393)	(1,866)
Other, net	(45)	(12)	(34)	(28)

Total other expense	(1,465)	(684)	(3,345)	(1,791)

Income before income taxes	6,273	7,296	14,576	23,815

Provision for income taxes	2,151	1,608	4,774	5,592

Net income	$4,122	$5,688	$9,802	$18,223

Earnings per share of common stock:
Basic	$0.18	$0.24	$0.43	$0.76
Diluted	$0.18	$0.24	$0.43	$0.76

Weighted average shares and share equivalents outstanding:
Basic	22,130	23,721	22,584	23,820
Diluted	22,130	23,745	22,590	23,868

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2024	$31	$180,249	$(17,064)	$(131,932)	$31,284
Purchase of 307,709 shares treasury stock	-	-	-	(4,967)	(4,967)
Issuance of 10,014 shares of common stock for the exercise of stock options	-	132	-	-	132
Non-cash stock compensation expense	-	171	-	-	171
Dividends declared of $0.12 per share of common stock	-	-	(2,735)	-	(2,735)
Net income	-	-	5,787	-	5,787
Balances at March 31, 2025	$31	$180,552	$(14,012)	$(136,899)	$29,672
Purchase of 381,736 shares treasury stock	-	-	-	(5,769)	(5,769)
Issuance of 700,000 shares of nonvested stock	1	(1)	-	-	-
Non-cash stock compensation expense	-	307	-	-	307
Dividends declared of $0.12 per share of common stock	-	-	(2,776)	-	(2,776)
Net loss	-	-	(106)	-	(106)
Balances at June 30, 2025	$32	$180,858	$(16,894)	$(142,668)	$21,328
Purchase of 618,264 shares treasury stock	-	-	-	(9,363)	(9,363)
Issuance of 172,000 shares of nonvested stock	-	-	-	-	-
Non-cash stock compensation expense	-	925	-	-	925
Dividends declared of $0.12 per share of common stock	-	-	(2,698)	-	(2,698)
Net income	-	-	4,122	-	4,122
Balances at September 30, 2025	$32	$181,783	$(15,470)	$(152,031)	$14,314

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

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,802	$18,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,479	4,506
Deferred income taxes	(80)	(118)
Reserve for uncertain tax positions	103	211
Non-cash share-based compensation expense	1,403	96
Change in fair value of contingent consideration	131	23
Loss on extinguishment of debt	67	-
Amortization of debt issuance costs	75	29
Net changes in assets and liabilities:
Trade accounts receivable	(1,694)	1,752
Prepaid expenses and other current and noncurrent assets	(1,021)	91
Deferred contract costs, net	(359)	212
Operating lease assets and liabilities, net	(40)	9
Accounts payable	66	599
Accrued expenses, wages and bonuses	2,146	1,760
Income taxes receivable and payable	1,246	(706)
Deferred revenue	1,947	1,559
Net cash provided by operating activities	19,271	28,246

Cash flows from investing activities:
Purchases of property and equipment	(9,585)	(11,004)
Acquisitions, net of cash acquired	-	(4,833)
Net cash used in investing activities	(9,585)	(15,837)

Cash flows from financing activities:
Borrowings on notes payable	47,681	17,000
Payments on notes payable	(30,393)	(5,044)
Borrowings on revolving loan	33,000	39,000
Payments on revolving loan	(33,003)	(34,000)
Payment of debt issuance costs	(135)	(37)
Payments on finance lease obligations	(7)	(19)
Proceeds from the exercise of share-based awards	132	-
Payment of payroll tax withholdings on share-based awards exercised	-	(317)
Payment of acquisition contingent consideration	(516)	-
Repurchase of shares for treasury	(20,179)	(23,548)
Payment of dividends on common stock	(8,280)	(8,636)
Net cash used in financing activities	(11,700)	(15,601)

Change in cash and cash equivalents	(2,014)	(3,192)
Cash and cash equivalents at beginning of period	4,233	6,653
Cash and cash equivalents at end of period	$2,219	$3,461

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands, unaudited)

	Nine months ended
	September 30,
	2025	2024
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$3,124	$1,699
Income taxes	3,529	6,270
Supplemental disclosure of non-cash investing and financing activities:
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$-	$1,752
Purchase of property and equipment in accounts payable and accrued expenses	298	2,610
Repurchase of shares for treasury in accounts payable and accrued expenses	230	238
Debt extinguished with new debt	34,396	-
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	351	-
Contingent consideration recorded in connection with acquisition	-	776

See accompanying notes to condensed consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), has led the charge to humanize healthcare and support organizations in their understanding of each unique individual. NRC Health’s commitment to Human Understanding® helps leading healthcare systems get to know each person they serve not as point-in-time insights, but as an ongoing relationship. Guided by its uniquely empathic heritage, NRC Health’s patient-focused approach, unmatched market research, and emphasis on consumer preferences are transforming the healthcare experience, leading to strong outcomes for patients and health systems.

Our portfolio of Artificial Intelligence (“AI”)-enabled subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, rounding, and brand loyalty. We partner and engage deeply with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model. We believe access to and analysis of our extensive consumer-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships and build loyalty.

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

Revenue Recognition

We derive a majority of our revenues from our renewable subscription-based service agreements with our customers, which include performance measurement and improvement services, healthcare analytics, and governance education services. See Note 2 for further information about our contracts with customers. We account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, we satisfy the performance obligations.

Our revenue arrangements with a client may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts, and the magnitude of the variable consideration to the overall arrangement. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

Our arrangements with customers consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

Subscription-based services – Services that are provided under subscription-based service agreements are a single promise to stand ready to provide reporting, tools, and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed either annually or quarterly in advance but may also be billed on a monthly basis.

One-time services – These agreements typically require us to perform a specific one-time service in a particular month. We are entitled to a fixed payment upon completion of the service. Under these arrangements, we recognize revenue at the point in time we complete the service and it is accepted by the customer.

Fixed, non-subscription services – These arrangements typically require us to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information which is based on estimated volumes, external and internal costs, and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch-up adjustment which could impact the amount and timing of revenue for any period.

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

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a renewable customer contract. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $613,000 and $297,000 in the three month periods ended September 30, 2025 and 2024, respectively, and $1.3 million and $608,000 in the nine month periods ended September 30, 2025 and 2024, respectively. Deferred contract costs, net of accumulated amortization was $1.9 million and $1.6 million at September 30, 2025, and December 31, 2024. Total amortization by expense classification for the periods ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct Expenses	$44	$30	$147	$128
Selling, general and administrative expenses	221	219	763	655
Total amortization	$265	$249	$910	$783

Additional expense included in selling, general and administrative expenses for impairment of costs capitalized due to lost clients was $2,000 and $37,000 in the nine month periods ended September 30, 2025 and 2024, respectively. There were no significant impairments in the three month periods ended September 30, 2025 and 2024.

Trade Accounts Receivable

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable, determined based on our historical write-off experience, current economic conditions, and reasonable and supportable forecasts about the future. We review the allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table provides the activity in the allowance for doubtful accounts for the nine month periods ended September 30, 2025 and 2024 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Nine months ended September 30, 2025	$40	$82	$73	$1	$50
Nine months ended September 30, 2024	$75	$(72)	$9	$51	$45

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments during the lease term. ROU assets and lease liabilities are recorded at lease commencement based on the estimated present value of lease payments. Because the rate of interest implicit in each lease is not readily determinable, we use our estimated incremental collateralized borrowing rate at lease commencement, to calculate the present value of lease payments. When determining the appropriate incremental borrowing rate, we consider our available credit facilities, recently issued debt, and public interest rate information.

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We had not been legally released from our primary obligations under the original lease and therefore we continued to account for the original lease separately until the lease terminated at August 30, 2025. Rent income from the sublessee is included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses.

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

The following details our financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2025
Financial Assets:
Money Market Funds	$1,479	$-	$-	$1,479
Total Cash Equivalents	$1,479	$-	$-	$1,479
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$474	$474

As of December 31, 2024
Financial Assets:
Money Market Funds	$4,199	$-	$-	$4,199
Total Cash Equivalents	$4,199	$-	$-	$4,199
Financial Liabilities:
Contingent Consideration Liability	$-	$-	$859	$859

There were no transfers between levels during the nine months ended September 30, 2025 and 2024.

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

The following summarizes the changes in the fair value of our contingent consideration liability during the nine month period ended September 30, 2025 (in thousands):

Contingent Consideration Liability, December 31, 2024	$859
Increase to fair value included in selling, general and administrative expenses	131
Payments made	(516)
Contingent Consideration Liability, September 30, 2025	$474

Our long-term debt described in Note 4 is recorded at amortized cost. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt. The fair value of the debt is considered a Level 1 estimate within the fair value hierarchy.

The carrying amounts of accounts receivable, revolving loan, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles, and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of September 30, 2025 and December 31, 2024, there was no indication of impairment related to these assets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at September 30, 2025, will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Recent Accounting Pronouncements Not Yet Adopted

The Company monitors recently issued accounting pronouncements to assess their potential impact on its consolidated financial statements and related disclosures. The following Accounting Standards Updates (“ASUs”) have been issued but not yet adopted. The Company has evaluated or is currently evaluating each standard to determine the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, which provides improvements to the disclosure requirements for income taxes. The update primarily impacts disclosures by requiring enhanced information regarding the rate reconciliation and disaggregation of income taxes paid by jurisdiction to increase transparency of income tax information. ASU 2023-09 is effective for the Company for annual reporting periods beginning after December 15, 2024, and interim periods thereafter. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations, but it will result in expanded income tax disclosures beginning with the Company's annual financial statements for the year ending December 31, 2025.

In February 2024, the FASB issued ASU 2024-03, which provides improvements to the disclosure requirements for expenses. The update primarily impacts disclosures by requiring entities to provide additional detail about the natural classification of significant expenses that are included in relevant income statement line items. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations, but it will result in expanded expense disclosures beginning with the Company's annual financial statements for the year ending December 31, 2027.

In September 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software. The update replaces the current project stage model with a principles-based framework and requires capitalization to begin when management authorizes and commits funding, and project completion is probable. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, including interim periods within those years. The Company is currently evaluating the effect of adopting this standard, and the impact is not yet known or reasonably estimable. The Company will determine the transition method for adoption and does not plan to adopt before the effective date.

(2)	CONTRACTS WITH CUSTOMERS

The following table disaggregates revenue for the three and nine month periods ended September 30, 2025 and 2024, based on timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Subscription services recognized ratably over time	$31,120	$33,196	$93,393	$99,571
Services recognized at a point in time	1,428	1,489	4,234	3,765
Fixed, non-subscription recognized over time	1,819	925	4,077	2,356
Unit price services recognized over time	241	209	492	462
Total revenue	$34,608	$35,819	$102,196	$106,154

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$12,749	$11,054
Contract assets included in other current assets	$112	$186
Deferred revenue, current portion	$17,814	$15,786
Noncurrent deferred revenue included in other long-term liabilities	$134	$216

Significant changes in contract assets and contract liabilities during the nine month periods ended September 30, 2025 and 2024, are as follows (in thousands):

	2025		2024
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(14,893)	$-	$(14,355)
Increases due to invoicing of client, net of amounts recognized as revenue	-	16,799	-	15,966
Increases due to acquisition	-	-	-	948
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(186)	-	(83)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	40	-	(51)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	112	-	10	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2025, approximated $162.8 million, of which $15.6 million, $66.7 million, $52.1 million, $21.8 million, $5.1 million, and $1.5 million are expected to be recognized during 2025, 2026, 2027, 2028, 2029, and 2030, respectively.

(3)	INCOME TAXES

The effective tax rate for the three and nine month periods ended September 30, 2025, increased to 34% from 22% and to 33% from 23%, respectively, compared to the same periods in 2024. The change in the three and nine month periods was mainly due to deductible limitations on executive compensation related to cash bonuses in the second quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we do not expect that the legislation will have a material impact on our financial statements.

(4)	NOTES PAYABLE

Our long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Delayed Draw Term Loan	$80,436	$48,533
Former Term Loan	-	14,268
Less: current portion	(4,012)	(4,789)
Less: unamortized debt issuance costs	(399)	(117)
Notes payable, net of current portion	$76,025	$57,895

In February 2025, we entered a new credit agreement (the “Credit Agreement”) with a group of lenders that amended and restated the terms of our then existing credit agreement, as amended. We recognized a loss on extinguishment of debt of $67,000 for the unamortized debt issuance costs related to our previous long-term debt, which is included in other expense. The Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures, or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.63% at September 30, 2025).

Principal amounts outstanding under the Delayed Draw Term Loan are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at September 30, 2025, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of September 30, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the three month periods ended September 30, 2025 and 2024, were $1.1 million and $8.0 million, respectively. Our weighted average short-term borrowings for the nine month periods ended September 30, 2025 and 2024, were $3.8 million and $9.0 million, respectively. The weighted average interest rate on short-term borrowings was 6.68% and 7.65% during the three month periods ended September 30, 2025 and 2024, respectively, and 6.67% and 7.67%, during the nine month periods ended September 30, 2025 and 2024, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of September 30, 2025, we were in compliance with our financial covenants.

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

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares, and other share-based awards and benefits up to an aggregate of 1.8 million shares of our common stock. Stock options granted could be either incentive stock options or nonqualified stock options. Options to purchase shares of common stock were typically granted with exercise prices equal to the fair value of the common stock on the date of grant.

In May 2025, our shareholders approved the National Research Corporation 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, and replaced the 2004 Director Plan and the 2006 Equity Incentive Plan. The 2025 Omnibus Incentive Plan provides for the granting of performance awards, stock options, stock appreciation rights, stock awards, restricted stock, and other share-based awards and benefits up to an aggregate of 5.0 million shares of our common stock. The exercise prices of options to purchase shares of common stock are typically equal to the fair value of the common stock on the date of grant. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms and option terms vary with each grant. At September 30, 2025, 672,000 restricted stock awards had been granted and 4.3 million shares of common stock were available for issuance pursuant to future grants under the 2025 Omnibus Incentive Plan.

Service-Based Stock Option Awards

We grant stock options to directors and selected executives with vesting based on specified service periods. Vesting terms vary with each grant and option terms are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 11,021 and 54,530 service-based stock option awards during the nine month periods ended September 30, 2025 and 2024, respectively.

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

The following table summarizes service-based stock option activity for the nine month period ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	470,321	$35.38
Granted	11,021	$17.34
Exercised	10,014	$13.17
Expired	59,965	$24.70
Forfeited	32,695	$41.29
Outstanding at September 30, 2025	378,668	$36.62	5.62	$-
Exercisable at September 30, 2025	322,704	$36.63	5.40	$-

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a nine-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2025 or 2024 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the nine month period ended September 30, 2024. No performance-based stock options were awarded in 2025.

The following table summarizes performance-based stock option activity for the nine month period ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	404,833	$39.54
Granted	-
Exercised	-
Forfeited	300,000	$39.54
Outstanding at September 30, 2025	104,833	$39.54	4.30	$-
Exercisable at September 30, 2025	-

As of September 30, 2025, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $1.7 million which was expected to be recognized over a weighted average period of 1.3 years.

There was $132,000 of cash received from stock options exercised during the nine month period ended September 30, 2025. No cash was received from stock options exercised during the nine month period ended September 30, 2024. We recognized $0.2 million of non-cash compensation for each of the three month periods ended September 30, 2025 and 2024, and $0.2 million and $0.3 million of non-cash compensation for the nine month periods ended September 30, 2025 and 2024, respectively, related to options, which is included in selling, general and administrative expenses.

Non-vested Stock Awards

We granted 872,000 non-vested shares of common stock during the nine month period ended September 30, 2025. No non-vested shares were granted in 2024. We recognized non-cash compensation expense (benefit) of $0.8 million for the three month period ended September 30, 2025 and $1.2 million and ($0.2) million for the nine month periods ended September 30, 2025 and 2024, respectively, related to non-vested stock, which is included in selling, general and administrative expenses. There was no non-cash compensation expense related to non-vested stock awards in the three month period ended September 30, 2024. The following table summarizes information regarding non-vested stock granted to associates for the nine month period ended September 30, 2025:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	-
Granted	872,000	13.21
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2024	872,000	$13.21

As of September 30, 2025, the total unrecognized compensation cost related to non-vested common stock awards was approximately $10.4 million, which was expected to be recognized over a weighted average period of 2.4 years.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $66,152 at September 30, 2025, and no impairments were recognized during the three and nine month periods then ended.

Intangible assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(13,001)	(12,709)
Other intangible assets, net	$2,324	$2,616

Amortizing intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5–15 years for customer-related assets, 3–7 years for technology-related assets, and 10 years for trade names.

(7)	PROPERTY AND EQUIPMENT

	September 30, 2025	December 31, 2024
	(In thousands)
Property and equipment	$81,984	$73,653
Accumulated depreciation	(40,571)	(35,384)
Property and equipment, net	$41,413	$38,269

(8)	EARNINGS PER SHARE

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

We had 553,253 and 402,822 options of common stock for the three month periods ended September 30, 2025 and 2024, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. We had 415,698 and 406,713 options of common stock for the nine month periods ended September 30, 2025 and 2024, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$4,122	$5,688	$9,802	$18,223
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(128)	-	(192)	(2)
Net income attributable to common shareholders	3,994	5,688	9,610	18,221
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	22,130	23,721	22,584	23,820
Net income per share – basic	$0.18	$0.24	$0.43	$0.76
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	3,994	5,688	9,632	18,221
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	22,130	23,721	22,584	23,820
Weighted average effect of dilutive securities – stock options	-	24	6	48
Denominator for diluted earnings per share – adjusted weighted average shares	22,130	23,745	22,590	23,868
Net income per share – diluted	$0.18	$0.24	$0.43	$0.76

(9)	SEGMENT INFORMATION

We assess segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package provided and reviewed by the Chief Operating Decision Maker (“CODM”). We have concluded that our Chief Executive Officer is our CODM at September 30, 2025.

Based on the way our business is managed and reported to our CODM, we believe we have a single operating segment. We also have one reportable segment. Our revenue is primarily derived and our long-lived assets are primarily held in the United States and our business is managed on a consolidated basis. All of our solutions within our one reporting segment provide analytics and insights that facilitate the measurement and improvement of patient and employee experience for healthcare organizations related to marketing, experience, reputation, and governance.

The accounting policies for our operating segment are consistent with those described in the summary of significant accounting policies. The CODM assesses performance of our segment and allocates resources based on revenue and associate expenses based on three team categories: delivery, growth and support. The CODM uses net income, cash balances, and debt availability to make decisions related to dividend distributions, acquisitions, and stock repurchases. Our segment results for our one reportable segment are the same as presented in our Consolidated Statements of Income. We do not have intra-entity sales or transfers. The measure of segment assets is reported on our consolidated balance sheet as total consolidated assets.

The table below presents our segment results, including other significant expenses reported to our CODM and other information related to our segment for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$34,608	$35,819	$102,196	$106,154
Less:
Delivery associate expense	4,492	5,947	13,973	17,437
Delivery other operating expenses	7,648	9,214	23,332	23,712
Delivery total operating expenses	12,140	15,161	37,305	41,149
Growth associate expenses	5,875	6,027	18,584	17,361
Growth other operating expenses	770	1,501	2,475	5,300
Growth total operating expenses	6,645	7,528	21,059	22,661
Support associate expenses	2,677	1,353	11,203	4,420
Support other operating expenses	5,408	3,797	14,708	12,318
Support total operating expenses	8,085	5,150	25,911	16,738
Operating income	7,738	7,980	17,921	25,606
Interest income	41	34	82	103
Interest expense	(1,461)	(706)	(3,393)	(1,866)
Other non-operating income (expense)	(45)	(12)	(34)	(28)
Provision for income taxes	(2,151)	(1,608)	(4,774)	(5,592)
Net income	$4,122	$5,688	$9,802	$18,223
Other significant expenses provided to CODM*
Variable direct expenses	$4,788	$6,619	$15,236	$17,044
Fixed direct expenses	7,616	8,686	23,200	25,539
Non-recurring and non-cash executive compensation**	925	188	8,043	96
Tax effect of executive share-based compensation and cash bonus	(39)	(46)	(528)	(24)
IT operational expenses	4,951	5,242	14,433	14,765
Total expenditures for purchases of long-lived assets***	$1,279	$10,033	$8,374	$18,459

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.
**	Includes non-cash share-based compensation and non-recurring executive cash bonuses
***	Long-lived assets include property and equipment, right of use assets, intangible assets and goodwill, including those acquired in business combinations.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Other significant noncash items*
Depreciation and amortization expense	$2,195	$1,546	$5,479	$4,506
Deferred income tax expense (benefit)	(48)	18	(80)	(118)
Reserve for uncertain tax positions	(46)	72	103	211
Share-based compensation expense	925	189	1,403	96
Change in fair value of contingent consideration	49	23	131	23

*	Other significant expenses are also included within the team expenses captions such as associate and other operating expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial conditions should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

We have led the charge to humanize healthcare and support organizations in their understanding of each unique individual. Our commitment to Human Understanding® helps leading healthcare systems get to know each person they serve not as point-in-time insights, but as an ongoing relationship. Guided by its uniquely empathic heritage, our patient-focused approach, unmatched market research, and emphasis on consumer preferences are transforming the healthcare experience, leading to strong outcomes for patients and health systems.

Our portfolio of Artificial Intelligence (“AI”)-enabled subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, rounding, and brand loyalty. We partner and engage deeply with clients across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as evolving payment models drive healthcare providers and payers towards a more collaborative and integrated service model. We believe access to and analysis of our extensive consumer-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships and build loyalty.

Effective September 29, 2025, Shane Harrison began serving as our Executive Vice President and Chief Financial Officer. Mr. Harrison brings a strong background in finance and strategic planning, most recently serving as Senior Vice President – Corporate Finance and Investor Relations at PowerSchool, a leading K-12 education SaaS provider. Upon the effectiveness of Mr. Harrison’s appointment as Chief Financial Officer he became our principal financial officer and Michael D. Hays, the Company’s Chairman, ceased serving as our principal financial officer.

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

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Three months ended September 30,		Increase (Decrease)
	2025	2024	2025 over 2024
	(In thousands, except percentages)		(Percentage)
Revenue	$34,608	$35,819	(3)
Direct expenses	12,404	15,305	(19)
Selling, general, and administrative	12,271	10,988	12
Depreciation and amortization	2,195	1,546	42
Operating income	7,738	7,980	(3)
Total other expense	(1,465)	(684)	114
Provision for income taxes	2,151	1,608	34
Effective Tax Rate	34%	22%	12
Operating margin	22%	22%	-
Total Recurring Contract Value (as of the end of the period)	$141,664	$131,596	8

Revenue. Revenue in the 2025 period decreased compared to the 2024 period by $1.2 million. This was mainly from decreased recurring revenue of $1.6 million in our existing client base, partially offset by an increase in revenue from new clients of $0.3 million. We view Total Recurring Contract Value, or TRCV, a measure of revenue under all renewable contracts for their respective renewal periods, as a leading indicator of revenue expectations. Our TRCV metric represents the total revenue projected under all renewable contracts for their respective next renewal periods, assuming no upsells, downsells, price increases, or cancellations, measured as of the most recent quarter end. TRCV increased slightly in the fourth quarter of 2024 and increased further sequentially in each of the first, second, and third quarters of 2025. There is a lag between changes in TRCV (next twelve months) and revenue (trailing twelve months). Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within the next few quarters (and vice versa). However, intervening events, such as upsells, downsells, price increases, or cancellations, may affect this general expectation.

Direct expenses. Variable expenses decreased $1.8 million in the 2025 period compared to the 2024 period primarily due to lower conference costs due to the timing of our annual Human Understanding Beyond (HUB) event which occurred in the fourth quarter of 2025 compared to the third quarter of 2024. Variable expenses as a percentage of revenue were 14% and 19% in the 2025 and 2024 periods, respectively. Fixed expenses decreased $1.1 million primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in the fourth quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2025 period compared to the 2024 period primarily due to increased salary and benefits of $1.1 million and legal and accounting expenses of $0.3 million. The increase in salaries and benefits is primarily due to implementing new compensation arrangements in 2025 for our CEO and executive leaders. These increases were partially offset by decreased marketing expenses of $0.5 million.

Depreciation and amortization. Depreciation and amortization expenses increased in 2025 compared to the 2024 period due to increased depreciation on our building and related furnishings due to our building renovations being completed during 2025.

Total other expense. Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense of $0.8 million mainly from higher borrowings outstanding on our Delayed Draw Term Loan, partially offset by lower average borrowings and interest rates on the Revolving Loan.

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

Total Recurring Contract Value. TRCV at September 30, 2025 was higher compared to September 30, 2024, primarily due to the growth in new subscription product sales, which was partially offset by customer subscription losses and reductions.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

	Nine months ended September 30,		Increase (Decrease)
	2025	2024	2025 over 2024
	(In thousands, except percentages)		(Percentage)
Revenue	$102,196	$106,154	(4)
Direct expenses	38,436	42,583	(10)
Selling, general, and administrative	40,360	33,459	21
Depreciation and amortization	5,479	4,506	22
Operating income	17,921	25,606	(30)
Total other expense	(3,345)	(1,791)	87
Provision for income taxes	4,774	5,592	(15)
Effective Tax Rate	33%	23%	10
Operating margin	18%	24%	(6)
Cash provided by operating activities	19,271	28,246	(32)

Revenue. Revenue in the 2025 period decreased compared to the 2024 period by $4.0 million. This was mainly from decreased recurring revenue of $5.0 million in our existing client base, partially offset by an increase in revenue from new clients of $1.1 million.

Direct expenses. Variable expenses decreased $1.8 million in the 2025 period compared to the 2024 period primarily from lower conference expenses due to the timing of our annual Human Understanding Beyond (HUB) event which occurred in the fourth quarter of 2025 compared to the third quarter of 2024 and lower data collection expenses. Variable expenses as a percentage of revenue were 15% and 16% in the 2025 and 2024 periods, respectively. Fixed expenses decreased $2.3 million primarily due to decreased salary and benefit costs from workforce reduction and automation implemented in the fourth quarter of 2024 partially offset by increased computer equipment and supplies to support product development. We expect to continue to invest in providing innovative solutions to our clients, which could cause direct expenses to fluctuate as a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in the 2025 period compared to the 2024 period primarily due to increased salary and benefits, including stock compensation expense, of $8.6 million and legal and accounting expenses of $0.6 million. The increase in salaries and benefits is primarily due to implementing new compensation arrangements for our CEO and executive leaders. These increases were partially offset by decreased marketing expenses of $2.3 million and reduced recruiting expenses of $0.4 million.

Depreciation and amortization. Depreciation and amortization expenses increased in 2025 compared to the 2024 period due to increased depreciation on our building and furnishings due to our building renovations completed during 2025 and increased intangible amortization from the Nobl acquisition.

Total other expense. Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense of $1.5 million mainly from higher borrowings outstanding on our Delayed Draw Term Loan, partially offset by lower average borrowings and interest rates on the Revolving Loan.

Provision for income taxes and effective tax rate. The provision for income taxes decreased due to the decrease in income before income taxes, partially offset by the increase in the effective tax rate. The effective tax rate increased in the 2025 period compared to the 2024 period primarily due to deductible limitations on executive compensation related to cash bonuses in the second quarter of 2025.

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which prioritize funding of innovation and growth investments, including merger and acquisition activity, as well as internal projects. The secondary priority is capital allocation for quarterly dividends and share repurchases.

As of September 30, 2025, our principal sources of liquidity included $2.2 million of cash and cash equivalents, up to $30 million of unused borrowings under our Revolving Loan, and an additional $27.6 million on our Delayed Draw Term Loan, excluding the accordion feature.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, reserve for uncertain tax positions, loss on extinguishment of debt, change in fair value of contingent consideration, and the effect of working capital changes. Cash provided by operating activities for the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024, primarily due to the decrease in net income, and working capital changes that reduced cash flow. Working capital changes mainly consisted of changes in trade accounts receivable and prepaid expenses and other current assets primarily due to the timing of our annual business insurance and other service agreements. These reductions in cash flow were partially offset by changes in accrued expenses, wages and bonuses, deferred revenue and income taxes payable and receivable mainly due to the timing of payments. Accounts receivable and deferred revenue vary based on the timing and frequency of billings and payments on customer agreements.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $18.2 million and $16.3 million on September 30, 2025 and December 31, 2024, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in accrued wages and bonuses, deferred revenue, and income taxes payable. These changes were partially offset by increases in accounts receivable and prepaid expenses primarily due to the timing of our annual business insurance payment and other service agreements, and decreases in the current portion of our long-term debt and accrued expenses. Cash and cash equivalents decreased mainly due to the repurchase of shares of our common stock for treasury, payments for building renovations and dividend paid on common stock. Accrued expenses vary due to the timing of payments. Trade accounts receivable increased due to timing of billing and collections. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on September 30, 2025, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities primarily consisted of repurchases of our common stock for treasury, payment of dividends on common stock, payments on our Revolving Loan, and payoff of our Former Term Loan. These were partially offset by net borrowings under our Delayed Draw Term Loan.

Cash dividends of $8.3 million were paid in the nine months ended September 30, 2025. Dividends of $2.7 million were declared in the three months ended September 30, 2025, and paid in October 2025. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our board of directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $9.6 million for capital expenditures in the nine months ended September 30, 2025. These expenditures consisted mainly of building renovations to our headquarters and computer software development for our product portfolio solutions.

Debt

Our Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures, or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.63% at September 30, 2025).

The outstanding balance on the Delayed Draw Term Loan was $80.4 million at September 30, 2025. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at September 30, 2025, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of September 30, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the three month periods ended September 30, 2025 and 2024, were $1.1 million and $8.0 million, respectively. Our weighted average short-term borrowings for the nine month periods ended September 30, 2025 and 2024, were $3.8 million and $9.0 million, respectively. The weighted average interest rate on short-term borrowings during the three month periods ended September 30, 2025 and 2024, was 6.68% and 7.65%, respectively. The weighted average interest rate on short-term borrowings during the nine month periods ended September 30, 2025 and 2024, was 6.67% and 7.67%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of September 30, 2025, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing, and inserting equipment as well as office space. As of September 30, 2025, we had fixed lease payments of $514,000 and $10,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.4 million as of September 30, 2025. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

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

During the three months ended September 30, 2025, we repurchased 618,264 shares of our common stock under the 2025 Program for an aggregate of $9.3 million. As of September 30, 2025, there are no remaining shares authorized for repurchase under the 2025 Program.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2024, that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. For additional information, see Note 1, under the heading “Commitments and Contingencies,” to our condensed consolidated financial statements. Regardless of the final outcome, any legal proceedings, claims, inquiries, and investigations, however, can impose a significant burden on management and employees, may include costly defense and settlement costs, and could cause harm to our reputation and brand, and other factors.

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

The table below summarizes repurchases of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 30, 2025	40,168	12.84	40,168	578,096
Aug 1 – Aug 31, 2025	344,843	14.92	344,843	233,253
Sep 1 – Sep 30, 2025	233,253	15.48	233,253	-
Total	618,264		618,264

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended September 30, 2025, excise tax expense totaled $92,693.
(2)	Shares were repurchased pursuant to the 2025 Program.

ITEM 5.	Other Information

During the third quarter of 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(10.1)#**	Executive Employment Agreement between Shane Harrison and the Corporation

(10.2)#**	Incentive Stock Award Notice between Shane Harrison and the Corporation

(31.1)**	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101)**

Financial statements from the Quarterly Report on Form 10-Q of National Research Corporation for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

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

NATIONAL RESEARCH CORPORATION

Date: November 7, 2025	By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Shane Harrison
Shane Harrison Chief Financial Officer (Principal Financial Officer)