Form 10-K
period 2025-12-31
NATIONAL RESEARCH CORP
filed 2026-03-05
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2025: $194,764,382.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of February 28, 2026: 22,746,397

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

i

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “creates,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Annual Report on Form 10-K, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing customers, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue, expenses, and margins, future revenue estimates used to calculate total recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, our future use of owned and leased real property, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

●	The possibility of non-renewal of our customer service contracts, reductions in services purchased or prices, and failure to retain key customers;

●

Our ability to compete in our markets, which are highly competitive with new market entrants, subject to consolidation among existing competitors, and the possibility of increased price pressure and expenses;

●	The possibility that our solutions and technology do not perform as expected;

●	The possibility that our acquisitions and partnerships do not achieve the increased demand/profitability expected;

●	The likelihood that a pandemic will adversely affect our operations, sales, earnings, financial condition, and liquidity;

●	The likelihood that global conflicts or tariffs will adversely affect our operations, sales, earnings, financial condition, and liquidity;

●	The effects of an economic downturn;

●	The impact of consolidation in the healthcare industry;

●	The impact of federal healthcare and budget legislation, executive orders, cost-saving measures, and other regulatory changes;

●	Our ability to attract and retain key managers and other personnel;

●	The possibility that our intellectual property and other proprietary information technology could be copied or independently developed by our competitors;

●	Our ability to maintain effective internal controls;

●	The possibility for failures or deficiencies in our information technology platform;

●	The possibility that we or our third-party providers could be subject to cyber-attacks, security breaches, or computer viruses; and

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

General

For nearly 45 years, NRC Health has led the charge to humanize healthcare and support organizations in their understanding of each unique individual. NRC Health’s commitment to Human Understanding® helps leading healthcare systems improve their operations through understanding each person they serve not as point-in-time insights, but as an ongoing relationship. Guided by its uniquely empathic heritage, NRC Health’s patient-focused approach, unmatched market and consumer preferences research, and action-oriented enablement solutions are transforming the healthcare experience, creating strong outcomes for patients and entire healthcare systems.

Our expertise is Human Understanding®. We believe that every healthcare encounter is fundamentally a human experience. That’s why our holistic healthcare experience management framework is designed to drive the most human healthcare experiences for everyone. Patients. Consumers. Clinicians. Employees. Communities. Our comprehensive platform includes a next-generation suite of Artificial Intelligence (“AI”)-enabled products that create a natural way to collect, analyze, and deliver feedback. By leveraging advanced technology and deep insights, we ensure each interaction becomes a meaningful moment of connection and care.

Our ability to measure what matters most and systematically capture, analyze, and deliver insights based on self-reported information from patients, families, and consumers is critical in today’s healthcare market. We believe access to, analysis of, and acting on our extensive individual-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships, build loyalty, and improve processes.

Our expertise includes efficient capture, transmittal, analysis, and interpretation of critical data elements from millions of healthcare consumers and thousands of clinicians. Using our solutions, our healthcare system customers gain insights into what people think and how they feel about their organizations in real-time, allowing them to build on their strengths and implement service recovery with greater speed and personalization. We also provide legacy experience-based solutions and shared intelligence from industry thought leaders and the nation’s largest member network focused on healthcare governance and strategy to member boards and executives.

Our portfolio of subscription-based solutions provides actionable information, analysis, and workflow enablement tools to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, rounding, and brand loyalty. We partner with customers across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as the evolving healthcare landscape drives its constituents towards a more collaborative and integrated service model.

We have a broad and diversified customer base that is distributed across the United States. Our ten largest customers collectively accounted for 20%, 17%, and 15% of our total revenue in 2025, 2024, and 2023, respectively.

We believe we have achieved a market leadership position through our nearly 45 years of industry innovation and experience, as well as our long-term, recurring revenue relationships (solutions that are used or required by a customer each year) with many of the healthcare industry’s largest organizations. Since our founding in 1981, we have focused on meeting the evolving information needs of the healthcare industry through internal product development, as well as select acquisitions. We are a Delaware corporation headquartered in Lincoln, Nebraska.

Human Understanding Solutions

Healthcare experiences are human experiences. NRC Health has built a comprehensive experience management stack to create a differentiated platform with the goal of driving the most human healthcare experiences for everyone – from patients and caregivers to consumers and communities.

Our digital solutions consist of four primary solution categories – Patient Experience, Consumer Experience, Employee Experience, and Market Experience –which can be implemented both collectively as an enterprise solution or individually to meet specific needs within the organization.

Market Experience Solutions – Our Market solutions are subscription-based services that allow for improved tracking of awareness, perception, and consistency of healthcare brands; assessment of competitive differentiators; and enhanced segmentation tools to evaluate the needs, wants, and behaviors of communities through competitive assessments. Market Insights is the largest U.S. healthcare consumer database of its kind, measuring the opinions and behaviors of approximately 300,000 healthcare consumers across the contiguous United States annually. Market Insights is a syndicated survey that provides customers with an independent third-party source of information that is used to evaluate market position, brand performance, and consumer choice drivers. Our Market solutions provide customers with on-demand tools to measure brand value and build brand equity in their markets, evaluate, and optimize advertising efficacy and consumer recall, and tailor research to obtain voice of customer feedback to drive branding, growth, and service line initiatives.

Patient Experience Solutions – Our Patient Experience solutions are provided on a subscription basis via a cross-continuum multi-mode digital platform that collects and measures data and then delivers business intelligence that our customers utilize to improve patient experience, engagement, and loyalty. Patient experience data can also be collected on a periodic basis using Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) compliant email, mail, and telephone survey methods for regulatory compliance purposes and to monitor and measure improvement in CAHPS survey scores. CAHPS survey data can be collected and measured as an integrated service within our digital platform or independently as a legacy service offering.

Our Patient Experience solutions provide healthcare systems with the ability to receive and act on customer and employee feedback across all care settings. Experience solutions include patient experience, insights, discharge call workflows, rounding, and other frontline enablement tools. These solutions empower our customers to comply with regulatory requirements and to improve their reimbursement under value-based purchasing models. More importantly, our Patient Experience solutions provide quantitative and qualitative feedback, improvement plans, and coaching insights. By illuminating the complete care journey, our customers can ensure each individual receives the care, respect, and experience they deserve. Developing a longitudinal profile of what healthcare customers want and need allows for organizational improvement and increased customer loyalty.

Our Patient Experience solutions also include tools to drive effective communication between healthcare providers and patients in the critical 24-72 hours post discharge using an automated discharge call workflow supported by our digital platform. Through preference-based communications and alerts, these solutions enable organizations to identify and manage high-risk patients to reduce readmissions, increase patient satisfaction, support safe care transitions, and reduce costs. Tracking, trending, and benchmarking tools isolate the key areas for process improvement allowing organizations to implement changes and reduce costly future readmissions.

Employee Experience Solutions – Employee Experience is a leading indicator of patient experience. Our Employee Experience solutions combine healthcare expertise with advanced technology to strengthen that connection. Our approach includes engagement, pulse, lifecycle, Culture of Safety, and Magnet RN Satisfaction—plus employee rounding that encourages open conversations and uncovers insights beyond surveys alone. Unlike traditional platforms that take months, our solution focuses on enabling in mere weeks, empowering managers and teams with valuable feedback data while the feedback is still meaningful. By unifying patient, employee and Culture of Safety data into an actionable dashboard, leaders can also gain a holistic view that breaks down silos and uncovers patterns to improve workforce wellbeing, enhance patient safety, and drive better outcomes.

Consumer Experience Solutions – Our Consumer Experience solutions help build loyalty, support organizations in winning and retaining more patients, and reduce friction across the healthcare journey.

A key component of Consumer Experience is our Online Reputation solutions, which enable healthcare organizations to share an accurate and transparent picture of their performance and ensure that timely and relevant content informs better consumer decision-making. Our star ratings solution enables our customers to publish verified five-star reviews and comments derived from patient survey data to complement their online clinician profiles. Sharing this feedback not only results in better-informed consumer decision-making but also supports new patient acquisition and strengthens online clinician reputation. Our review monitoring solution alerts our customers to new reviews on third-party websites and provides workflows for response and service recovery. In addition, our listings management capabilities help ensure clinician and location information remains accurate and consistent across leading consumer and healthcare websites. Using automation and AI-driven recommendations, the offering identifies inconsistencies, surfaces suggested updates, and enables customers to maintain a current and reliable digital presence with little manual effort.

Consumer Experience also includes Community Insights and cross-journey listening through nGage, which bring scalable consumer perspectives into strategic and operational decision-making. Community Insights delivers custom research studies in just a few weeks, helping healthcare leaders identify consumer behaviors, needs, expectations, and experiences. Through nGage, organizations can gather continual feedback across digital and in-person touchpoints, enabling a more complete view of the consumer journey and supporting the design experiences that advance Human Understanding®.

Huey AI - Healthcare experiences are human experiences. Huey, our AI engine built for Human Understanding®, serves as a healthcare experience management companion. Embedded in our integrated experience platform, Huey helps customers make sense of experience data faster, taking on time-consuming tasks so teams can spend more time coaching, strategizing, and focusing on the human side of healthcare.

Governance Solutions

Our Governance Solutions, branded as The Governance Institute (“TGI”), serves not-for-profit health system boards of directors, executives, and physician leadership. TGI’s subscription-based, value-driven membership services are provided through national conferences, publications, advisory services, and an online portal designed to improve the effectiveness of hospital and healthcare systems by continually strengthening their board governance, strategic planning, peer networking, medical leadership, management performance and customer loyalty. TGI also conducts research studies and tracks industry trends showcasing emerging healthcare trends and best practice solutions of healthcare system boards across the country. TGI thought leadership helps our customer board members and executives inform and guide their organization’s strategic priorities in alignment with the rapidly changing healthcare market.

Growth Strategy

We believe that the value proposition of our current solutions positions us to benefit from multiple growth opportunities. We believe that we can grow revenue and earnings through (1) increasing scope of services and sales of our existing solutions to our existing customers (or cross-selling), (2) winning additional new customers through market share growth in existing market segments, (3) developing new solutions and expanding use cases to new and existing customers, and (4) pursuing acquisitions of, or investments in, firms providing products, solutions or technologies which complement ours.

Increasing contract value with existing customers. Our Sales and Customer Strategy teams actively identify and pursue cross-sell opportunities for customers to add additional solutions to accelerate our growth and their success. Organic contract value growth is also realized by the increased scope of solution adoption as the size of customer organizations increases from market expansion and consolidation.

Adding new customers. We believe that there is an opportunity to add new customers across all solutions. Our sales organization is actively identifying and engaging new customer prospects with a focus on demonstrating the economic value derived from adopting the portfolio of solutions in alignment with the prospect’s strategic objectives.

Adding new solutions and use cases. The need for effective solutions in the market segments that we serve is evolving to align with emerging healthcare trends. The evolving market creates an opportunity for us to introduce new solutions that leverage and extend our existing core competencies, as well as develop new use cases for new market segments. We believe that there is an opportunity to drive sales growth with both existing and new customers, across many market segments, through the introduction of new solutions and expanded use cases.

Pursue strategic acquisitions and investments. We have historically complemented our organic growth with strategic acquisitions, having completed eight such transactions since 2001. These transactions have added new capabilities and access to market segments that are adjacent and complementary to our existing solutions and market segments. We believe that additional strategic acquisition and/or investment opportunities will exist from time to time to complement our organic growth by further expanding our service capabilities, technology offerings, and end markets.

We generate the majority of our revenue from the renewal of subscription-based customer service agreements, supplemented by sales of additional solutions to existing customers and the addition of new customers. Our sales activities are carried out by our growth team staffed with professional, trained sales associates.

We engage in marketing activities that generate demand for our solutions, engage existing customers, and enhance our brand visibility in the marketplace. Strategic campaigns and programs focus on (1) ensuring coverage of prospective customers via targeted advertising and account-based campaigns, (2) elevating customer value and return on investment success stories to an executive level profile, (3) engaging key stakeholders with content, programming and events and (4) amplifying thought leadership through public and media relations programs that include earning placement in national media and trade publications, securing podium presentations at key industry events, and winning awards.

Competition

The healthcare information and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research, and/or quality improvement departments which create their own performance measurement and workflow tools, and with other firms which provide survey-based healthcare market research, performance assessment, and process improvement solutions. Our primary competitors among such firms include Press Ganey and Qualtrics, both of which we believe have significantly higher annual revenue than us, and several other organizations that we believe have less annual revenue than us. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance such as healthcare software or information systems.

We believe the primary competitive factors within our market include quality and focus of service, timeliness of delivery, unique service capabilities, the ability to release innovative solution updates, breadth of solutions, credibility of provider, industry experience, and price. We believe that our long-tenured focus on the healthcare industry, extensive portfolio of solutions, motivated sales force, thought and best practice leadership, and relationships with leading healthcare providers position us to compete in this market.

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

We believe that our competitive strengths include the following:

A leading provider of patient experience solutions for healthcare providers and other healthcare organizations. Our history is based on capturing the voice of the consumer in healthcare markets. Our solutions build on the “Eight Dimensions of Patient-Centered Care,” a philosophy developed by noted patient advocate Harvey Picker, who believed patients’ experiences are integral to quality healthcare. This foundation has been enhanced through our digital platform offering that provides the delivery of data and insights to understand what matters most to each individual. Based on our nearly 45 years of experience, we are able to deliver unique and relevant healthcare domain expertise to the customers we serve.

Established customer base of leading healthcare organizations. Our customer portfolio encompasses a majority of the leading healthcare systems across the United States. Over 250 of the top 400 healthcare systems based on net patient revenue are currently using one or more of our solutions. Our customer base provides a unique network effect to share best practices among existing customers and to attract new customers. Our existing customer base also provides a significant organic growth opportunity to upsell and cross sell additional solutions.

Highly scalable and visible revenue model. Our solutions are offered primarily through fixed price, subscription-based service agreements. The solutions we provide are also recurring in nature, which enables an ongoing relationship with our customers and favorable retention. This combination of subscription-based revenue, a base of ongoing customer renewals and automated platforms creates a highly visible and scalable revenue model.

Comprehensive portfolio of solutions. Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. Our end-to-end solutions enable our customers to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of each individual. We partner with customers across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as the healthcare industry evolves towards a more collaborative and integrated service model.

Exclusive focus on healthcare. We focus exclusively on healthcare and serving the unique needs of healthcare organizations across the continuum, which we believe gives us a distinct competitive advantage compared to other analytics and software providers. Our value proposition incorporates the benefits to customers derived from our deep subject matter expertise that has been built from helping healthcare organizations for nearly 45 years. Our platform includes features and capabilities built specifically for healthcare providers, including a library of performance improvement content which can be tailored to the provider based on their specific customer feedback profile.

Experienced senior management team. Our senior management team has extensive industry and leadership experience. Trent Green was appointed as our Chief Executive Officer and to serve as a director, both effective June 1, 2025. Mr. Green brings more than 25 years of healthcare leadership experience, most recently serving as Chief Executive Officer of Amazon One Medical and previously as Chief Operating Officer of Legacy Health. Helen Hrdy was appointed as our Chief Operating Officer in October 2024. Prior to this position Ms. Hrdy served as our Chief Customer Officer since January 2024, Chief Growth Officer for three years and our Senior Vice President, Customer Success, for eight years. Andy Monnich has served as our Chief Corporate Development Officer since January 2024. Mr. Monnich has worked in product and corporate development in the healthcare, financial services, and education industries, including for the Company as Senior Vice President - Strategy and Corporate Development, as Managing Director and Co-Founder of Connect, and as Chief Strategy Officer at Practicing Excellence. Shane Harrison began serving as our Executive Vice President and Chief Financial Officer effective September 29, 2025. Mr. Harrison has worked in finance and strategic planning, most recently serving as Senior Vice President – Corporate Finance and Investor Relations at PowerSchool, a leading K-12 education SaaS provider. Jason R. Rau has served as Executive Vice President since October 2025. Mr. Rau has held a variety of leadership roles at the Company, including in sales, operations, strategy, and corporate development, and previously served as Chief Growth Officer of Nobl and as Executive Vice President, Business Development of Practicing Excellence. In addition, our founder and Chairman, Michael D. Hays, provides significant continuity and perspective based on his 45 years of experience leading the Company.

Intellectual Property

Our success depends in part upon our data collection processes, research methods, data analysis techniques and internal systems, and procedures that we have developed specifically to serve customers in the healthcare industry. We have no patents for most of our intellectual property. Consequently, we rely on a combination of copyright and trade secret laws and associate nondisclosure agreements to protect our systems, survey instruments and procedures. There can be no assurance that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims or whether we are ultimately successful in defending against such claims.

Government Regulation

According to the Centers for Medicare and Medicaid Services (“CMS”), health expenditures in the United States were approximately $5.3 trillion in 2024, or $15,474 per person. In total, health spending accounted for 18% of the nation’s Gross Domestic Product in 2024. Addressing this growing expenditure burden continues to be a major policy priority at both federal and state levels. In addition, increased co-pays and deductibles in healthcare plans have focused even more consumer attention on health spending and affordability. In the public sector, Medicare provides health coverage for individuals aged 65 and older, while Medicaid provides coverage for low-income families and other individuals in need. Both programs are administered by CMS. With the aging of the U.S. population, Medicare enrollment has increased significantly. In addition, longer life spans and greater prevalence of chronic illnesses among both the Medicare and Medicaid populations have placed tremendous demands on the health care system.

An increasing percentage of Medicare reimbursement and reimbursement from commercial payers has been determined under value payment models, based on factors such as patient readmission rates and provider adherence to certain quality-related protocols. At the same time, many hospitals and other providers are creating new models of care delivery to improve patient experience, reduce cost, and provide better clinical outcomes. These new models are based on sharing financial risk and managing the health and behaviors of large populations of patients and consumers. This transformation towards value-based payment models and increased engagement of healthcare consumers is resulting in a greater need for existing healthcare providers to deliver more customer-centric healthcare. At the same time, organizations that have successfully developed effective customer service models and brand loyalty in other industry verticals are entering the healthcare services market.

We believe that our current portfolio of solutions is uniquely aligned to address these healthcare market trends and related business opportunities. We provide tools and solutions to capture, interpret and improve the CAHPS data required by CMS as well as real-time feedback that enables customers to better understand what matters most to people at key moments in their relationship with a health organization. Our solutions enable our customers to both satisfy patient survey compliance requirements and design experiences to build loyalty and improve the wellbeing of the people and communities they care for.

Human Capital

As of December 31, 2025, we employed a total of 357 associates. None of our associates are represented by a collective bargaining unit. Most of our associates work remotely. Our goal is to help customers bring Human Understanding® to healthcare, for their patients and communities. Our associates are at the heart of achieving that goal, so we promise that same Human Understanding® to each other. We focus less on titles and more on the unique skills and perspectives each person brings to the organization. Our employment practices are based on the qualifications of each individual and appropriate job-related standards. We consider our relationships with our associates to be good.

We believe living Human Understanding® in the workplace is the job of every associate. Each associate is asked to take charge of their own education, self-awareness, opportunity, and growth. All leaders are expected to support associates in development efforts, leading their teams with Human Understanding®. We believe each associate and applicant should feel understood and welcomed.

Our Associate Experience team and Associate Lifecycle Belonging committee coordinate activities and opportunities for our associates on these topics, and act as advocates of a workplace culture full of Human Understanding®. As we focus on Human Understanding® in the workplace, we have considered what creating and cultivating a workplace full of Human Understanding® means. Our passions, pastimes, families, pets, politics, and communities impact how we see the world. This in turn impacts how we understand or misunderstand one another. We acknowledge that our efforts will be ongoing and must continually be re-evaluated.

Available Information

More information regarding NRC Health is available on our website at www.nrchealth.com. We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available to the public at no charge through a link appearing on our website. We provide access to such materials free of charge through our website as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Reports and amendments posted on our website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition, or results of operations could be materially and adversely affected, and you may lose all or part of your investment. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

Risks Related to our Business

We depend on contract renewals, including retention of key customers, for a large share of our revenue and our operating results could be adversely affected.

We expect that a substantial portion of our revenue for the foreseeable future will continue to be derived from renewable service contracts. To the extent that customers fail to renew or defer their renewals, our results may be materially adversely affected. We rely on a limited number of key customers for a substantial portion of our revenue. Our ten largest customers collectively accounted for 20%, 17%, and 15% of our total revenue in 2025, 2024, and 2023, respectively. Our ability to secure renewals depends on, among other things, our ability to gather and analyze performance data in a consistent, high-quality, and timely fashion. In addition, the service needs of our customers are affected by accreditation requirements, enrollment in managed care plans, the level of use of satisfaction measures in healthcare organizations’ overall management and compensation programs, the size of operating budgets, customers’ operating performance, industry and economic conditions, and changes in management or ownership. As these factors are beyond our control, we cannot ensure that we will be able to maintain our renewal rates. Any material decline in renewal rates from existing levels would have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We operate in a highly competitive market and could experience increased price pressure and expenses as a result.

The healthcare analytics and market research services industry is highly competitive. We have traditionally competed with healthcare organizations’ internal marketing, market research and/or quality improvement departments that create their own performance measurement tools, and with other firms that provide survey-based healthcare market research and/or performance assessment. Our primary competitors include Press Ganey and Qualtrics, both of which we believe have significantly higher annual revenue than us, and several other firms that provide similar services in the market we serve. We also compete with market research firms and technology solutions which provide survey-based, general market research or voice of the customer feedback capabilities and firms that provide services or products that complement healthcare performance assessments, such as healthcare software or information systems. Although only a few of these competitors have offered specific services that compete directly with our services, many of these competitors have substantially greater financial, information gathering, and marketing resources than us and could decide to increase their resource commitments to our market. Our competitors may increase their resources through organic growth, as well as consolidation with other competitors. Furthermore, we do not have a publicly traded group of peers, which makes it difficult to compare and benchmark performance to other similar companies. There are relatively few barriers to entry into our market, and we expect increased competition in our market which could adversely affect our operating results through pricing pressure, increased marketing expenditures, and market share losses, among other factors. There can be no assurance that we will continue to compete successfully against existing or new competitors.

Because our customers are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn, or consolidation with respect to the healthcare industry.

Substantially all of our revenue is derived from customers in the healthcare industry. As a result, our business, financial condition, and results of operations are influenced by conditions affecting this industry, including changing political, economic, competitive, and regulatory influences that may affect the procurement practices and operation of healthcare providers and payers. The healthcare industry is extensively regulated by both state and federal government. Future legislative changes, including additional provisions to control healthcare costs, improve healthcare quality, and expand access to health insurance, could result in lower reimbursement rates and otherwise change the environment in which providers and payers operate. From time-to-time, members of the U.S. House of Representatives have weighed legislative proposals targeting Medicaid, Medicare, and other entitlement programs as part of broader campaigns to reduce federal spending, a number of executive orders have been issued intended to reduce government spending, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs. There have also been proposals calling for repeal or reform of the Affordable Care Act. Any of these or related actions by state or federal governments could significantly reduce federal or state spending on the Medicaid and Medicare programs, constitute a fundamental change in the federal role in healthcare, change the nature of the entitlements offered by Medicaid and Medicare, or reduce or delay the payments made to both non-profit and for profit healthcare systems by Medicaid and Medicare, any of which could have a material effect on the revenues of our customers, resulting in harm to the demand for our solutions and our ability to collect subscriptions and fees owed to us, which could negatively impact our business, financial condition, cash flows, and results of operations.

In addition, large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers may react to these cost pressures and other uncertainties by curtailing or deferring purchases, including purchases of our services. Moreover, there has been consolidation of companies in the healthcare industry, a trend which we believe will continue to grow. Consolidation in this industry, including the potential acquisition of certain of our customers, could adversely affect aggregate customer budgets for our services, could result in customers performing more marketing, market research and/or quality improvement functions internally, or could result in the termination of a customer’s relationship with us. The impact of these developments on the healthcare industry is difficult to predict and could have an adverse effect on our revenue and a corresponding effect on our operating and net income.

We could be negatively impacted by outbreaks or pandemics.

Any outbreak of contagious diseases, such as COVID-19 or its variants, or adverse public heath environments could negatively affect our business, results of operations, financial condition, and stock price. While the risk of such outbreaks is unpredictable, and the extent of such risk is highly uncertain, the possibility of future outbreaks remains a risk that could have a material adverse effect on our business and it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

We could be negatively impacted by global conflicts or similar events.

Global conflicts or any expansion of such conflicts could adversely affect our business and operations. From time-to-time we outsource certain software development services to third parties outside of the United States, including in Ukraine. Historically, our contractors located in areas of conflict (including in Ukraine) have been able to continue their work. However, those services could be more negatively impacted in the future.

Civil unrest, political instability or uncertainty, military activities, utility service breakdowns, or broad-based sanctions, should they continue for the long term or escalate, could interrupt our contractors’ ability to provide services and require our associates to perform the services or replace the contractors which could have an adverse effect on our operations and financial performance, including higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our business resulting from deteriorating general economic conditions. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or countersanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions.

In addition, the new administration has imposed new or increased tariff rates on imported goods from a number of countries. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments may result in increased costs and worsening economic conditions and could have an adverse impact on our results of operations.

General economic factors could adversely impact our profitability.

Negative changes in general economic conditions, in the geographic areas in which we operate may reduce our profitability. An economic downturn, a rise in interest rates, and inflationary pressures can reduce the demand for our services and result in terminations as well as slower customer payments or customer defaults on receivables. Additionally, in recent years, we experienced increased costs, including salary and benefits costs, software costs, contracted services, costs associated with our building improvements, and equipment purchases, and we expect inflationary pressures to continue in 2026. Inflation may increase our costs without a corresponding increase in our contract revenue due to fixed contract arrangements, which could result in decreased margins and profitability.

We face several risks relating to our ability to collect the data on which our business relies.

Our ability to provide timely and accurate performance measurement and improvement services to our customers depends on our ability to collect large quantities of high-quality data through surveys. If survey operations are disrupted and we are unable to process surveys in a timely manner, then our revenue and net income could be negatively impacted. We outsource certain operations and engage third parties to perform work needed to fulfill our customer services. For example, we use vendors to perform certain outreach and data collection services related to our survey operations. If any of these vendors cease to operate or fail to adequately perform the contracted services and alternative resources and processes are not utilized in a timely manner, our business could be adversely affected. The loss of any of our key vendors could impair our ability to perform our customer services and result in lower revenues and income. It would also be time-consuming and expensive to replace, either directly or through other vendors, the services performed by these vendors, which could adversely impact revenues, expenses, and net income. Furthermore, our ability to monitor and direct our vendors’ activities is limited. If their actions and business practices violate policies, regulations or procedures otherwise considered illegal, we could be subject to reputational damage or litigation which would adversely affect our business.

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

Our success depends in part upon our data collection process, research methods, data analysis techniques, and internal systems and procedures that we have developed specifically to serve customers in the healthcare industry. We do not hold patents for our intellectual property. Consequently, we rely on a combination of copyright, trade secret laws, and associate nondisclosure agreements to protect our systems, survey instruments, and procedures. We cannot assure you that the steps we have taken to protect our rights will be adequate to prevent misappropriation of such rights, or that third parties will not independently develop functionally equivalent or superior systems or procedures. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims against us in the future, or that any such claims will not result in protracted and costly litigation, regardless of the merits of such claims, or whether we are ultimately successful in defending against such claims.

Failures, interruptions, or deficiencies in our information technology and communications systems could negatively impact our business and operating results.

Our ability to provide timely and accurate performance measurement and improvement service to our customers is dependent, to a significant extent, upon the technology that we develop internally as well as the efficient and uninterrupted operation of our information technology and communication systems, and those of our external service providers. Investment in the enhancement of existing and development of new information technology processes is costly and affects our ability to successfully serve our customers. The failure or deficiency of the technology we develop and implement could negatively impact the willingness or ability for our customers to use our services and our ability to perform our services. Our failure to anticipate customers’ expectations and needs, adapt to emerging technological trends, or design efficient and effective information technology platforms, could result in lower utilization, loss of customers, damage to customer relationships, reduced revenue and profits, refunds to customers, and damage to our reputation. Although we have procedures to monitor the efficacy of our information technology platforms, the procedures may not prevent failures or deficiencies in the information technology platforms we develop and implement, we may not adapt quickly enough and may incur significant costs and delays that could harm our business. Additional costs will be incurred to further develop and improve our information technology platforms.

In addition, changing technologies including AI and other emerging technologies may become significant to operational results in the future. We plan to continue to invest in research and development, including through acquisitions, in order to enhance our technology and new and existing solutions. However, if we are unable to successfully anticipate, develop, implement, and utilize such emerging technologies as effectively as competitors or our customers are able to use AI as a replacement to our services, our results of operations may be negatively affected. Additionally, while AI and other technologies may offer substantial benefits, they may also introduce additional risks and raise ethical, technological, legal, regulatory, and other issues that may negatively affect the demand for our solutions.

Our systems and those of our external service providers could be exposed to damage or interruption from fire, natural disasters, which may increase in frequency and severity due to climate change, energy loss, telecommunication failure, security breach, and computer viruses. An operational failure or outage in our information technology and communication systems or those of our external service providers, could result in loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges, and damage to our reputation and may result in additional expense to repair or replace damaged equipment and recover data loss resulting from the interruption. Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services, and our disaster recovery planning may not account for all contingencies. Additionally, our insurance may not adequately compensate us for all losses or failures that may occur. Any one of the above situations could have a material adverse effect on our business, financial condition, results of operations, and reputation.

If we or our third-party service providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches that disrupt our operations or result in the unintended dissemination of protected personal information or proprietary or confidential information or AI impacts our demand for, or providing of, services, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences.

In connection with our customer services, we and our third-party service providers receive, process, store, and transmit sensitive business information and, in certain circumstances, personal medical information of our customers’ patients, electronically over the internet. We or our third-party service providers may become the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions, or cause system shutdowns that could negatively affect our operations. They also may be able to develop and deploy viruses, worms, ransomware, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities.

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

We were the target of a cyber-attack in 2020, which resulted in temporary suspension of our services to customers. One of our third-party service providers was the target of a cyber-attack in December 2022, which resulted in a temporary suspension of certain services to our customers. In both instances no protected data was compromised or exfiltrated. We, and our service providers, will likely continue to be the target of other attempted cyber-attacks and security threats. Such cyber-attacks may subject us to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third-party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges, and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition, and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention. Any system failure, inability to upgrade or update, or security breach (including cyber-attacks) related to our information technology systems may also impact third parties that we rely on in our business and could result in a hinderance to the services provided by the Company or such third parties, as the case may be, and may have a material adverse effect on our business.

We cannot ensure that we or our third-party service providers will be able to identify, prevent, or contain the effects of cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. The use of AI by bad actors may make cyber-attacks more difficult to anticipate or detect. We have security technologies, processes, and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software, or applications we develop or procure from third parties may contain defects in design, manufacturer defects, or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures.

In addition, we use third-party technology, systems, and services for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions that in some cases involve processing, storing, and transmitting large amounts of data for our business. These third-party providers may also experience security breaches or interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us.

Under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, implementing regulations promulgated by the U.S. Department of Health and Human Services, or “HHS,” including what are referred to as the “Privacy Rule” and the “Security Rule” (collectively, “HIPAA”), we face potential liability related to the privacy of health information we obtain. We are required through our contracts with our customers and by HIPAA to protect the privacy and security of certain health information and to make certain disclosures to our customers or to the public if this information is unlawfully accessed.

Changes in privacy and information security laws and standards may require that we incur significant expense to ensure compliance due to increased technology investment and operational procedures. Noncompliance with any privacy or security laws and regulations, including, without limitation, HIPPA, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, loss, or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause customer losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation, or other actions that could have a material adverse effect on our business, cash flows, financial condition, and results of operations. Even if cyber-attacks or other cybersecurity breaches do not result in noncompliance with privacy or security laws, the perception that such noncompliance may have occurred by our customers or in the news media may have an adverse impact on our stock price and could result in damage to our reputation or loss of customers, which could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

New solution offerings involve inherent risk.

We have made substantial investments to develop new solution offerings and technologies, including AI-enabled offerings. We expect to continue investing significant resources in developing new technologies, tools, features, and solutions. At the same time, our competitors are rapidly developing their technologies and services, and our offerings may not be able to compete effectively. Our new solutions have a high degree of risk, as each involves strategies and technologies with which we have limited or no prior development or operating experience. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that they will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, our development efforts with respect to new solution offerings and technologies could distract management from current operations and will divert capital and other resources from our more established solution offerings and technologies. Even if we are successful in developing new solution offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new solution offerings or technologies. If we do not invest in commercially successful and innovative technologies, we may not realize the expected benefits of those investments. At the same time, if we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed. No assurance can be given that such strategies and offerings will be successful and will not harm our reputation, financial condition, and operating results.

Some of our employees work remotely, which may increase the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity risks.

We have, and expect to continue to have, a portion of our employee population that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks. Our employees working remotely may expose us to cybersecurity risks through: (i) unauthorized access to sensitive information as a result of increased remote access, including our employees’ use of Company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential information, and (ii) increased exposure to phishing and other scams as cybercriminals may, among other things, install malicious software and access sensitive information. We believe that the increased number of employees working remotely has incrementally increased our cyber risk profile, but we are unable to predict the extent or impact of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

Reputational harm could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to maintain a positive reputation is critical to selling our services. Our reputation could be adversely impacted by any of the following (whether or not valid): the failure to maintain high ethical and social standards; the failure to perform our customer services in a timely manner; violations of laws and regulations; failure to adequately preserve information security; and the failure to maintain an effective system of internal controls or to provide accurate and timely financial information. Damage to our reputation or loss of our customers’ confidence in our services for any of these, or any other reasons, could adversely impact our business, revenues, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.

Our operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the nature of the services we offer, we are subject to significant commercial, trade, and privacy regulations. We cannot predict the nature, scope, or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on our business and our results of operation. For example, recent years have seen an increase in the development or enforcement of legislation related to healthcare reform, privacy, and trade compliance. Additionally, some of the services we provide include information our customers need to fulfill regulatory reporting requirements. If our services result in errors or omissions in our customers’ regulatory reporting, we may be subject to loss of customers, reputational harm, or litigation, each potentially adversely impacting our business. Furthermore, although we maintain a variety of internal policies and controls designed to educate, discourage, prevent, and detect violations of such laws, we cannot guarantee that such actions will be effective or sufficient or that individual employees will not engage in inappropriate behavior in breach of our policies. Such conduct, or even an allegation of misbehavior, could result in material adverse reputational harm, costly investigations, severe criminal or civil sanctions, or could disrupt our business, and could negatively affect our results of operations or financial condition.

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

Our growth strategy includes future acquisitions, partnerships, and/or investments which involve inherent risk.

In order to expand services or technologies to existing customers and increase our customer base, we have historically, and may in the future, make strategic business acquisitions, partnerships with other organizations, and/or investments that we believe complement our business.

Acquisitions have inherent risks which may have material adverse effects on our business, financial condition, or results of operations, including, among other things: (1) failure to successfully integrate the purchased operations, technologies, products, or services and maintain uniform standard controls, policies, and procedures; (2) substantial unanticipated integration costs; (3) loss of key associates including those of the acquired business; (4) diversion of management’s attention from other operations; (5) failure to retain the customers of the acquired business; (6) failure to achieve any projected synergies and performance targets; (7) additional debt and/or assumption of known or unknown liabilities; (8) dilutive issuances of equity securities; (9) a write-off of goodwill, software development costs, customer lists, other intangibles and amortization of expenses; and (10) an acquisition target may have differing or inadequate cybersecurity, data protection, or financial reporting. If we fail to successfully complete acquisitions or integrate acquired businesses, we may not achieve projected results and there may be a material adverse effect on our business, financial condition, and results of operations. In addition, volatility in the equity markets could impair our financial position in general terms and our ability to effectively capitalize on potential merger and acquisition opportunities.

We have established a strategic partnership and intend to continue to establish strategic partnerships with third parties to enhance our solution offering. We currently depend on our partner’s technology to perform certain services for our customers. As a result, these services may not be provided in the manner or on the time schedule we currently expect, which may negatively impact our business operations. In addition, we cannot control the amount and timing of resources our partners may devote to their technology enhancements. Furthermore, there is no assurance that our partner-provided services will be purchased by our customers. Our partners may terminate their agreements with us for cause under certain circumstances and may elect not to renew our agreements, which could discontinue our ability to use their technologies and could result in our partners pursuing competing solutions. If our partners terminate or breach our agreements with them or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and perform our contractual obligations to our customers. These factors could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to achieve a proper revenue to cost ratio our profitability could decrease.

Our ability to achieve our goals and earnings growth depends on our ability to grow our revenue and achieve the appropriate cost structure for our revenues. Our revenue and margins have decreased in recent years. We have invested in product development, sales, and leadership in an effort to increase revenue. We have also adjusted spending in certain areas to reduce costs. If we are unsuccessful in increasing our revenue or we do not reduce costs sufficiently, our margins will continue to be compressed.

Risks Related to our Common Stock

Our principal shareholders effectively control the Company.

A majority of our common stock and voting power was historically owned and/or held by Michael D. Hays, our Chairman of the Board. However, over the years Mr. Hays, for estate planning purposes, gifted and/or transferred almost all of his directly owned shares to trusts for the benefit of his family. Currently, the principal holder of shares previously owned by Mr. Hays is the Common Property Trust (the “Trust”).

As of February 28, 2026, approximately 37.5% of our outstanding common stock was owned by the Trust and approximately 46.8% of our outstanding common stock was held by the Trust and other entities controlled by trustees or special power holders for the benefit of members of Mr. Hays’ family. As a result, the Trust and these other entities, through the trustees or special power holders, have the power to indirectly control and significantly influence decisions such as whether to issue additional shares or declare and pay dividends and can control matters requiring shareholder approval, including the election of directors and the approval of significant corporate matters such as change of control transactions. The effects of such influence could be to delay or prevent a change of control of the Company unless the terms are approved by the Trust and these other entities.

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

The market price and trading volume of our common stock has historically been and may continue to be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases that are in response to factors beyond our control, including, but not limited to:

●	Variations in our financial performance and that of similar companies;
●	Regulatory and other developments that may impact the demand for our services;
●	Reaction to our press releases, public announcements, and filings with the SEC;
●	Customer, market, and industry perception of our services and performance;
●	Actions of our competitors;
●	Changes in earnings estimates or recommendations by analysts who follow our stock;
●	Loss of key personnel;
●	Investor, management team, or large shareholder sales of our stock;
●	Low trading volumes, which may increase volatility;
●	Changes in accounting principles; and
●	Variations in general market, economic, and political conditions or financial markets.

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

Our overall operating results may fluctuate as a result of a variety of factors, including the size and timing of orders from customers, customer demand for our services (which, in turn, is affected by factors such as accreditation requirements, enrollment in managed care plans, operating budgets, and customers’ operating performance), the hiring and training of additional staff, expense increases, and industry and general economic conditions. Because a significant portion of our overhead is fixed in the short term, particularly some costs associated with owning and occupying our building and full-time personnel expenses, our results of operations may be materially adversely affected in any particular period if revenue falls below our expectations. These factors, among others, make it possible that in some future period our operating results may be below the expectations of securities analysts and investors, which would have a material adverse effect on the market price of our common stock.

Our business and operating results could be adversely affected if we are unable to attract or retain key managers and other personnel.

Our future performance may depend, to a significant extent, upon the efforts and ability of our key personnel who have expertise in gathering, interpreting, and marketing survey-based performance information for healthcare markets. Although customer relationships are managed at many levels within our company, the loss of the services of Trent Green, our Chief Executive Officer, or one or more of our other executive officers or Chairman, could have a material adverse effect, at least in the short to medium term, on most significant aspects of our business, including strategic planning, product development, sales, and customer relations. Our success will also depend on our ability to hire, train, and retain skilled personnel in all areas of our business. Competition for qualified personnel in our industry is intense, and many of the companies that compete with us for qualified personnel have substantially greater financial and other resources than us. Furthermore, we expect competition for qualified personnel to become more intense as competition in our industry increases. We cannot assure you that we will be able to recruit, retain, and motivate a sufficient number of qualified personnel to compete successfully.

Like many other companies, we experienced higher attrition rates in the last several years. We may incur higher costs to attract, train, and retain associates. Attrition in our sales and service areas can also impact our ability to retain and attract new business. We may need to develop or adapt to new ways of doing business that challenge our leadership, our associate training, our human resources, and our business practices, and we cannot assure you that we will be successful in doing so. The short and long-term costs associated with these potential changes are difficult to quantify.

Increases in income tax rates, changes in income tax laws or regulations, or unfavorable resolutions of tax matters could adversely impact our profitability.

We are subject to income tax in the United States. Our overall effective income tax rate is a function of the federal and local tax rates and the geographic mix of our income before taxes in the jurisdictions in which we operate. The U.S. administration and certain members of Congress have indicated a desire to amend the federal tax laws. Changes in tax rates could negatively impact our net income. Tax laws and regulations, including rates of taxation, are subject to revisions by individual taxing jurisdictions. It is possible that these types of changes could materially impact our net income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits could materially differ from our historical income tax provisions, estimates, and accruals and could materially adversely impact our financial statements for the period or periods which the statute of limitations is open.

Failure to comply with public company regulations could adversely impact our profitability.

As a public company, we are subject to the reporting requirements of the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Additionally, laws, regulations and standards relating to corporate governance and public disclosure are subject to varying interpretations and continue to develop and change. If we misinterpret or fail to comply with these rules and regulations, our legal and financial compliance costs and net income may be adversely affected.

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

We maintain an information security program grounded in the HITRUST, NIST, and ISO frameworks to safeguard our information and systems and to support the security of third parties that create, receive, transmit, or have access to our information, or that are critical to our operations. Our controls are periodically reviewed and updated to address technological developments, evolving regulatory requirements, and operational needs, reflecting our ongoing focus on the confidentiality, integrity, and availability of our information assets.

During the fourth quarter of 2025, NRC obtained HITRUST i1 and AI Security certifications, including completion of the AI Risk Management Framework (RMF) Insight Report. These third-party assessments form part of the Company’s cybersecurity risk management processes and are used, together with other industry standards, to inform the design of controls and to support ongoing evaluation of cybersecurity and data protection practices.

Risk management & strategy

Our information security program, including cybersecurity risk management, is integrated into our overall Enterprise Risk Management Program (“ERMP”) framework. Our ERMP assesses strategic, operational, and environmental factors to identify key and emerging risks across the organization including cybersecurity risks. A key risk matrix is maintained to evaluate the potential impact of key risks and monitor the effectiveness of mitigation and controls. We, our customers, suppliers, and subcontractors face cybersecurity risks such as phishing, ransomware, zero-day exploits, malware attacks, and social engineering attacks. A cybersecurity incident impacting us or our subcontractors could materially adversely affect our performance and results of operations. For more information about the cybersecurity risks we face, see the factors set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our cybersecurity risk management procedures encompass comprehensive administrative, technical, and physical security measures. Our Security Team meets, subscribes to intelligence sources, and actively participates in professional organizations to stay informed and have reliable access to the latest information on emerging threats and vulnerabilities. We utilize both internal tools and third-party resources to perform risk and vulnerability assessments, as well as penetration testing. This includes a comprehensive managed security service that operates 24/7, dedicated to scanning and analyzing potential threats. Our Contractors and Third Parties Policy require certain vendors to undergo annual reviews including security assessments and site visits. Additionally, our subcontractor agreements require that they report any security incidents. Risk assessment results and recommendations are documented in our risk register, reported, and closely monitored by our security team. Annually, we engage independent auditors to issue a System and Organization Control (SOC) 2 - Type II report based on their examination of our critical systems used to provide services to our customers for the suitability of design and operating effectiveness of controls.

Governance

The Board of Directors has the responsibility to oversee our enterprise risk management framework and associated policies and procedures. The Audit Committee of the Board has been assigned the responsibility to inquire of management, the independent accountants, and the internal auditor about significant risks and exposures, including risks and exposures relating to data privacy, information security, and cybersecurity, and assess the steps management has taken to minimize such risks and exposures; and to make recommendations to the Board, as and when appropriate, as to the scope, direction, investment levels, and execution of the our data privacy, information security, and cybersecurity initiatives.

Our Enterprise Risk Management Committee (ERMC), which includes certain associates with data privacy, information security, and cybersecurity experience, supports our Board of Directors in this oversight. The ERMC reports to the Audit Committee of the Board of Directors. The ERMC manages the ERMP and provides regular updates to the Audit Committee regarding our key risks and ERMP developments. Our Vice President of Privacy Compliance (VP of Privacy) also reports to the Audit Committee on a regular basis, providing an Information Security Report, which includes information such as our information system risk profile, our top risk challenges, and security initiatives and strategies. Additionally, the ERMC communicates emerging risks and the mitigation of those risks to the Audit Committee, among other things. Significant cybersecurity matters and strategic risk management decisions are elevated to the overall Board of Directors to enable oversight and guidance on critical cybersecurity issues.

Our VP Privacy is an ERMC member and has primary responsibility for our Information Security Program, including the maintenance and enforcement of our security policies, overseeing and executing the strategic plan for our data protection program, conducting organizational-wide training, advising our leadership team, and assisting in optimizing security measures, mitigating risks, fortifying defenses, and minimizing vulnerabilities. Additionally, the VP Privacy actively participates in project management duties and manages information security integration efforts, working closely with internal teams, vendors, subcontractors, and customers. Our VP Privacy has over twenty years of experience in cybersecurity, privacy, and compliance, with an eMBA and a master’s in science in IT Security from the Rochester Institute of Technology, as well as several industry certifications. Prior to NRC Health, our VP Privacy was the CIO/CISO/CPO for the Rochester RHIO and Manager of Information Security and GRC with Excellus Health Plan.

Item 2.	Properties

Our headquarters is located in an owned office building in Lincoln, Nebraska, of which 62,000 square feet have been used for operations. Our credit facilities are secured by this property and our other assets. We are leasing 19,300 square feet of space in Lincoln, Nebraska for our mail survey processing operations that were previously housed at our headquarters.

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

Cash dividends in the aggregate amount of $11.8 million, $11.3 million, and $36.3 million were declared in 2025, 2024, and 2023 respectively. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors.

On February 28, 2026, there were approximately 10 shareholders of record and approximately 12,697 beneficial owners of our common stock.

In April 2025, our Board of Directors authorized the repurchase of 1.0 million shares of common stock (the “2025 Program”). All 1.0 million shares were repurchased under this authorization by September 30, 2025.

There were no repurchases of common stock during the three-month period ended December 31, 2025.

See Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index. Because of the uniqueness of our markets and products and lack of publicly traded peers, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing shareholder return. Accordingly, the Russell 2000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the graph as permitted by applicable regulations. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2020, and our relative performance is tracked through December 31, 2025.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/20	12/21	12/22	12/23	12/24	12/25

National Research Corporation Common Stock	100.00	98.17	90.11	98.77	44.95	49.49
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a summary of significant factors relevant to our financial performance and condition. It should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Our purpose is to humanize healthcare and support organizations in their understanding of each unique individual. Our commitment to Human Understanding® helps leading healthcare systems improve their operations through understanding each person they serve not as point-in-time insights, but as an ongoing relationship. Our end-to-end solutions enable our customers to understand what matters most to each person they serve – before, during, after, and beyond clinical encounters – to gain a longitudinal understanding of how life and health intersect, with the goal of developing lasting, trusting relationships. Our ability to measure what matters most and systematically capture, analyze, and deliver insights based on self-reported information from patients, families, and consumers is critical in today’s healthcare market. We believe access to, analysis of, and acting on our extensive individual-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships, build loyalty, and improve processes.

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. We partner with customers across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as the evolving healthcare landscape drives its constituents towards a more collaborative and integrated service model.

Critical Accounting Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following area is considered a critical accounting estimate because it involves significant judgments or assumptions, involves complex or uncertain matters or is susceptible to change, and the impact could be material to our financial condition or operating results:

●	Revenue recognition

Revenue Recognition

We derive a majority of our revenue from renewable subscription-based service agreements with our customers. We also derive revenue from fixed, non-subscription arrangements. Our revenue recognition policy requires management to estimate, among other factors, the future contract consideration we expect to receive under variable consideration subscription arrangements as well as future total estimated contract costs over the contract term with respect to fixed, non-subscription arrangements. If management made different judgments and estimates, then the amount and timing of revenue for any period could differ from the reported revenue. See Notes 1 and 3 to our consolidated financial statements for a description of our revenue recognition policies.

Recent Trends

Since the fourth quarter of 2024, Total Recurring Contact Value (“TRCV”) has increased each quarter while revenue per associate and direct selling expenses have improved, giving us confidence about the Company’s financial direction despite certain non-recurring severance and compensation expenses associated with management changes during 2024 and 2025.

Our GAAP revenue and operating margin declined since 2023 primarily due to lower new sales and retention rates prior to 2025, which stemmed from sales force changes and less robust product innovation from 2020 through early 2024 as well as the non-recurring costs mentioned above. TRCV, our leading indicator of revenue expectations, declined through the third quarter of 2024. During 2024 and 2025, we made significant changes in our senior management, developed and marketed innovative new products, acquired our rounding tool, and reconstituted a motivated sales force. We also implemented efficiency measures that have allowed us to enhance our customers’ experience while lowering direct expenses and our total number of associates. With TRCV growing and a lower expense run rate, we expect revenue, operating margin, and operating cash flow to grow in 2026.

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

	(In thousands, except percentages) Year Ended December 31,			Percentage Increase (Decrease)
	2025	2024	2023	2025 over 2024	2024 over 2023
Revenue	$137,390	$143,060	$148,580	(4)	(4)
Direct expenses	52,371	56,933	56,015	(8)	2
Selling, general, and administrative	54,805	44,911	46,621	22	(4)
Depreciation and amortization	7,624	6,022	5,899	27	2
Operating income	22,590	35,194	40,045	(36)	(12)
Total other expense	(4,745)	(2,504)	(83)	89	2,917
Provision for income taxes	6,245	7,907	8,991	(21)	(12)
Effective Tax Rate	35%	24%	22%	11	2

Operating Margin	16%	25%	27%	(9)	(2)
Total Recurring Contract Value	144,143	133,218	141,855	8	(6)
Cash provided by operating activities	26,450	34,625	38,113	(24)	(10)

Total Recurring Contact Value (TRCV). We view TRCV as a leading indicator of revenue expectations. TRCV increased in 2025 compared to 2024 primarily due to sales to new and existing customers, and to improved retention of contracts with existing customers. Our TRCV metric represents the amount of revenue projected to be recognized over the next 12 months from renewable contracts and is measured as of the most recent quarter end. TRCV assumes no upsells, downsells, price increases, or cancellations, unless we have been notified by a customer of any such change as of the relevant date. There is a lag between changes in TRCV (next twelve months) and revenue (trailing twelve months). Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within the next few quarters (and vice versa). However, intervening events may affect this general expectation.

Since December 31, 2025, the Company’s TRCV has increased from $144.1 million to $152.0 million at March 4, 2026, representing an all-time high for this metric. This growth reflects continued progress in executing the Company’s strategy to grow long-term, subscription-based relationships with large healthcare systems.

Revenue. Revenue in 2025 decreased compared to 2024 by $5.7 million. This was mainly from decreased recurring revenue in our existing customer base.

Direct expenses. Direct expenses consist primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, third party software subscription costs, hosted customer conferences, and other direct expenses associated with revenue. Personnel costs within direct expenses are associated with individuals that facilitate the product delivery, handle customer support calls or inquiries, provide thought leadership and conference support, manage the technology infrastructure for our applications, and develop software and products. Direct expenses represented 38% of revenue in 2025 and 40% of revenue in 2024. The decrease in expense beyond the decrease due to the reduction in revenue was due to a reduction in labor costs through operations automation and moving to a lower cost model for technology support and development.

Selling, general and administrative expenses. Selling, general, and administrative expenses consist of salaries and employee benefits, commission and amortization of deferred commission, stock-based compensation, employee travel and lodging, third party software subscription and platform costs, marketing costs, facility expenses, office expenses, fees for professional services, provision for credit losses, and other operational expenses. Personnel costs within selling, general, and administrative expenses are associated with our sales team, marketing personnel, and individuals associated with normal corporate functions including accounting, business development, human resources, administrative, internal information systems, and executive management. Selling, general, and administrative expenses increased $9.9 million primarily due to $6.6 million in bonuses related to our executive leadership transition, and $3.0 million in stock compensation related to new executive leadership compensation arrangements. Marketing expenses decreased by $2.4 million, which was offset by an increase in professional fees, technology expense, and bad debt expense.

Depreciation and amortization. Depreciation, amortization and impairment expenses increased in 2025 compared to the 2024 period due to the completion of our headquarters building renovations in June 2025.

Operating income and margin. Operating income and margin decreased in 2025 compared to 2024 due to the decline in revenue and the increased compensation expense related to our executive leadership transition.

Total other income (expense). Total other expense increased in the 2025 period compared to the 2024 period primarily due to higher interest expense due to a higher balance on the Delayed Draw Term Loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in 2025 compared to 2024 primarily due to decreased taxable income, offset by an increase in the effective tax rate. The effective tax rate increased due to executive compensation exceeding Section 162(m) limits and state income taxes which fluctuate based on various apportionment factors. See Note 6, “Income Taxes,” to our Consolidated Financial Statements contained in this report for additional information on the change in the effective tax rates.

Non-GAAP Financial Measures

In addition to consolidated GAAP financial measures, NRC Health reviews various non-GAAP financial measures that management believes to be important in the evaluation of its operating results and performance, including “Adjusted Net Income,” “Adjusted Earnings per Share,” “Adjusted EBITDA”, and “Adjusted EBITDA Margin.” NRC Health believes Adjusted Net Income, Adjusted Earnings per Share, Adjusted EBITDA, and Adjusted EBITDA Margin are helpful supplemental measures to assist management and investors in evaluating the Company’s operating results as (i) they exclude certain items that are unusual in nature or whose fluctuation from period to period do not necessarily correspond to changes in the operations of NRC Health’s business, and (ii) the exclusion of non-cash stock compensation is useful for investors applying certain valuation metrics and is consistent with the leverage ratio for our Credit Agreement.

We view Adjusted Net Income, Adjusted Earnings per Share, Adjusted EBITDA, and Adjusted EBITDA Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measures to Adjusted Net Income and Adjusted Earnings per Share are GAAP Net Income and GAAP Earnings per Share, respectively, and the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin is GAAP Net Income and GAAP Net Income Margin.

Non-GAAP measures are supplemental financial measures of our performance and should not be considered substitutes for net income, earnings per share, or any other measure derived in accordance with GAAP. This information should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted Net Income and Adjusted Earnings per Share

We define Adjusted Net Income as net income adjusted to add back certain non-recurring executive compensation and non-cash stock compensation and the related tax. The following table presents a reconciliation of Adjusted Net Income to net income for each of the periods indicated (in thousands excluding earnings per share):

	Year ended December 31
	2025	2024	2023

Net income	$11,600	$24,783	$30,971
Add back:
Non-recurring executive compensation	6,640	-	-
Tax on non-recurring executive compensation	(468)	-	-
Non-cash stock compensation	3,312	284	935
Tax on stock compensation	(346)	(70)	(228)
Adjusted net income	$20,738	$24,997	$31,678

Earnings per share of common stock:
Basic	$0.50	$1.05	$1.26
Diluted	$0.50	$1.04	$1.25

Adjusted earnings per share of common stock:
Basic	$0.93	$1.05	$1.29
Diluted	$0.93	$1.05	$1.28

Weighted average shares and share equivalents outstanding:
Basic	22,383	23,703	24,540
Diluted	22,396	23,743	24,673

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest expense, taxes, depreciation, amortization, certain non-recurring executive compensation, and non-cash stock compensation items. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated (in thousands):

	Year ended December 31
	2025	2024	2023

Net income	$11,600	$24,783	30,971
Add back:
Depreciation and amortization	7,624	6,022	5,899
Interest expense	4,762	2,595	862
Income taxes	6,245	7,907	8,991
Non-recurring executive compensation	6,640	-	-
Non-cash stock compensation	3,312	284	935
Adjusted EBITDA	$40,183	$41,591	$47,658

Net income margin	8.4%	17.3%	20.8%
Adjusted EBITDA margin	29.2%	29.1%	32.1%

Liquidity and Capital Resources

Our business historically has generated significant cash for allocation in accordance with corporate priorities. Our Board of Directors has established priorities for capital allocation, which include funding of innovation and growth investments, including merger and acquisition activity as well as internal projects, and returning capital to shareholders through dividends and share repurchases.

As of December 31, 2025, our principal sources of liquidity included $4.1 million of cash and cash equivalents, up to $30 million of unused borrowings under our Revolving Loan and an additional $27.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation and related taxes, reserve for uncertain tax positions, change in fair value of contingent consideration, amortization of debt issuance costs, loss on disposal of property and equipment, and the effect of working capital changes. Cash provided by operating activities decreased primarily due to decreased net income net of non-cash items, partially offset by working capital changes. Working capital changes mainly consisted of changes in deferred contract costs primarily due to the timing of commissions and incentives and related amortization and accrued wages and incentives.

See the Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $16.4 million and $16.3 million on December 31, 2025, and December 31, 2024, respectively. Notwithstanding our working capital deficit on December 31, 2025, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of payments for the purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments for borrowings under the Delayed Draw Term Loan and Revolving Loan. We also used cash to repurchase shares of our common stock for treasury, to pay dividends on common stock and for payment of payroll tax withholdings on options exercised. This was partially offset by cash provided from borrowings on the Revolving Loan and Delayed Draw Term loan.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends in the aggregate amount of $11.8 million, $11.3 million, and $36.3 million were declared in 2025, 2024, and 2023, respectively. Dividends were paid from cash on hand and borrowings on our line of credit. The payment and amount of future dividends, if any, is at the discretion of our Board of Directors and will depend on our future earnings, financial condition, general business conditions, alternative uses of our earnings and cash and other factors. In the fourth quarter of 2025, our Board of Directors increased the quarterly cash dividend payable from 12 cents per share to 16 cents per share commencing with the dividend payable in January 2026.

Capital Expenditures

We paid cash of $10.7 million for capital expenditures in the year ended December 31, 2025. These expenditures consisted of building improvements, furniture and equipment, computer hardware, and costs related to software development for our Human Understanding® solutions.

Debt

In February 2025, we entered into a new credit agreement (the “Credit Agreement”), which includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures, or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.22% at December 31, 2025).

The outstanding balance on the Delayed Draw Term Loan was $79.4 million at December 31, 2025. Principal amounts outstanding under the Delayed Draw Term Loan are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at December 31, 2025, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of December 31, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the years ended December 31, 2025, and 2024, were $3.1 million and $8.5 million, respectively. The weighted average interest rate on short-term borrowings during the years ended December 31, 2025, and 2024 was 6.63% and 7.52%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of December 31, 2025, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing and inserting equipment, and office and data center space. As of December 31, 2025, we had fixed lease payments of $505,000 and $10,000 for operating and finance leases, respectively payable within 12 months. A summary of our operating and finance lease obligations as of December 31, 2025, can be found in Note 9, "Leases", to the Consolidated Financial Statements contained in this report.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.4 million as of December 31, 2025. See Note 6, "Income Taxes," to the Consolidated Financial Statements contained in this report for income tax related information.

Purchase Commitments

We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

Stock Repurchase Program

In May 2022, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of common stock (the “2022 Program”). During 2025, we repurchased 307,709 shares of our common stock for an aggregate purchase price of $5 million under the 2022 Program, and no shares remained available for purchase under the 2022 Program as of December 31, 2025.

In April 2025, our Board of Directors approved an additional stock repurchase program authorizing the repurchase of up to 1,000,000 shares of common stock (the “2025 Program”). During 2025, we repurchased 1,000,000 shares of our common stock for an aggregate purchase price of $15 million under the 2025 Program, and no shares remained available for purchase under the 2025 Program as of December 31, 2025.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk exposure is interest rate risk. Our future income, cash flows, and fair values of financial instruments are impacted by changes in market interest rates. We have not purchased or used any derivative instruments or entered any hedging transactions. We are exposed to interest rate risk with our variable rate Delayed Draw Term Loan and Revolving Loan.

Borrowings under our Delayed Draw Term Loan and Revolving Loan, if any, bear interest at a floating rate equal to the one-month SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75%. Interest rate changes for borrowings under our Delayed Draw Term Loan and Revolving Loan do not affect the fair value of the related debt but affect future earnings and cash flows. Borrowings under the Delayed Draw Term Loan and Revolving Loan may not exceed $110 million, excluding the accordion feature, and $30.0 million, respectively. We had $79.4 million of borrowings outstanding under the Delayed Draw Term Note and no borrowings outstanding on our Revolving Loan at December 31, 2025. The change in interest expense resulting from a hypothetical change of 100 basis points of the benchmark index rate applied to the maximum borrowings available under the Revolving Loan and the balance outstanding under the Delayed Draw Term Loan at December 31, 2025, would increase or decrease future earnings and cash flows by approximately $0.8 million annually.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
National Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Research Corporation and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over new and modified subscription-based service agreement terms

As discussed in Notes 1 and 3 to the consolidated financial statements, revenue consists of service arrangement contracts with customers that can include more than one separately identifiable performance obligation. The Company’s revenue for the year ended December 31, 2025 included $125.6 million for subscription-based service agreements, a portion of which was revenue from new and modified subscription-based service agreements, that was recognized ratably over the subscription period and which agreements are renewable at the option of the customer. Subscription-based service agreements represent a single promise to stand ready to provide reporting, tools and services throughout the subscription period.

We identified the evaluation of the sufficiency of audit evidence over the key terms within new and modified subscription-based service agreements as a critical audit matter. Specifically, the nature and extent of procedures performed over the key terms within the new and modified subscription-based service agreements required subjective auditor judgment as recognition of revenue by the Company is dependent on the accuracy of the key terms within the related information technology (IT) application used to calculate revenue. The key terms within the new and modified subscription-based service agreements included the description of service, transaction price, renewal price and contract term.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the accuracy of key terms within the IT application, including the identification of key terms. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s subscription-based service revenue process, including controls related to the key terms within the new and modified subscription-based service agreements. We also tested certain internal controls over the accurate input of the underlying key terms of the subscription-based service agreement into the related IT application. We performed a software-assisted data analysis to test relationships among certain revenue transactions. In addition, for a sample of revenue transactions, we compared the key terms used in the revenue calculation to the underlying contract with the customer. We evaluated the sufficiency of audit evidence obtained over the key terms within new and modified subscription-based service agreements by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Omaha, Nebraska
March 5, 2026

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,139	$4,233
Trade accounts receivable, less allowance for doubtful accounts of $80 and $40, respectively	11,108	11,054
Prepaid expenses	3,914	3,480
Income taxes receivable	528	141
Other current assets	520	692
Total current assets	20,209	19,600

Net property and equipment	40,474	38,269
Intangible assets, net	2,227	2,616
Goodwill	66,152	66,152
Deferred contract costs, net	2,498	1,562
Other noncurrent assets	3,318	4,340
Total assets	$134,878	$132,539
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,014	$4,789
Accounts payable	1,169	1,194
Accrued wages and bonuses	7,218	4,774
Accrued expenses	2,897	5,091
Dividends payable	3,625	2,770
Deferred revenue	16,201	15,786
Income Taxes Payable	550	353
Other current liabilities	946	1,101
Total current liabilities	36,620	35,858

Notes payable, net of current portion and unamortized debt issuance costs	75,021	57,895
Deferred income taxes	5,984	3,531
Other long-term liabilities	3,263	3,971
Total liabilities	120,888	101,255

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,966,504 in 2025 and 31,072,144 in 2024, outstanding 22,637,252 in 2025 and 23,083,116 in 2024	32	31
Additional paid-in capital	183,880	180,249
Accumulated deficit	(17,298)	(17,064)
Treasury stock, 9,329,252 and 7,989,028 Common shares in 2025 and 2024, respectively, at cost	(152,624)	(131,932)
Total shareholders’ equity	13,990	31,284
Total liabilities and shareholders’ equity	$134,878	$132,539

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share amounts)

	2025	2024	2023

Revenue	$137,390	$143,060	$148,580

Operating expenses:
Direct	52,371	56,933	56,015
Selling, general and administrative	54,805	44,911	46,621
Depreciation and amortization	7,624	6,022	5,899
Total operating expenses	114,800	107,866	108,535

Operating income	22,590	35,194	40,045

Other income (expense):
Interest income	111	125	820
Interest expense	(4,761)	(2,595)	(862)
Other, net	(95)	(34)	(41)

Total other income (expense)	(4,745)	(2,504)	(83)

Income before income taxes	17,845	32,690	39,962

Provision for income taxes	6,245	7,907	8,991

Net income	$11,600	$24,783	$30,971

Earnings per share of common stock:
Basic earnings per share	$.50	$1.05	$1.26
Diluted earnings per share	$.50	$1.04	$1.25

Weighted average shares and share equivalents outstanding
Basic	22,383	23,703	24,540
Diluted	22,396	23,743	24,673

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balances at December 31, 2022	$31	$175,453	$(25,184)	$(78,267)	$72,033
Purchase of 489,024 shares treasury stock	—	—	—	(20,492)	(20,492)
Issuance of 87,378 common shares for the exercise of stock options	—	1,825	—	—	1,825
Non-cash stock compensation expense	—	935	—	—	935
Dividends declared of $1.48 per common share	—	—	(36,317)	—	(36,317)
Net income	—	—	30,971	—	30,971
Balances at December 31, 2023	$31	$178,213	$(30,530)	$(98,759)	$48,955
Purchase of 1,205,996 shares treasury stock	—	—	—	(33,173)	(33,173)
Issuance of 75,283 common shares for the exercise of stock options	—	1,752	—	—	1,752
Non-cash stock compensation expense	—	284	—	—	284
Dividends declared of $0.48 per common share	—	—	(11,317)	—	(11,317)
Net income	—	—	24,783	—	24,783
Balances at December 31, 2024	$31	$180,249	$(17,064)	$(131,932)	$31,284
Purchase of 1,340,224 shares treasury stock	—	—	—	(20,692)	(20,692)
Issuance of 22,360 common shares for the exercise of stock options	—	320	—	—	320
Issuance of 872,000 shares of nonvested stock	1	(1)			—
Non-cash stock compensation expense	—	3,312	—	—	3,312
Dividends declared of $0.52 per common share	—	—	(11,834)	—	(11,834)
Net income	—	—	11,600	—	11,600
Balances at December 31, 2025	$32	$183,880	$(17,298)	$(152,624)	$13,990

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$11,600	$24,783	$30,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,624	6,022	5,899
Deferred income taxes	2,453	(664)	(1,121)
Reserve for uncertain tax positions	174	258	404
Loss on disposal of property and equipment	61	17	—
Non-cash share-based compensation expense	3,312	284	935
Change in fair value of contingent consideration	141	83	—
Loss on extinguishment of debt	67	—	—
Amortization of debt issuance costs	102	28	39
Change in assets and liabilities:
Trade accounts receivable	(53)	1,757	2,084
Prepaid expenses and other current and long-term assets	24	1,749	(1,767)
Operating lease assets and liability, net	(41)	(23)	(127)
Deferred contract costs, net	(936)	(109)	988
Accounts payable	170	(108)	184
Accrued expenses, wages, and bonuses	1,670	174	(807)
Income taxes receivable and payable	(191)	155	795
Deferred revenue	273	219	(364)
Net cash provided by operating activities	26,450	34,625	38,113

Cash flows from investing activities:
Capital expenditures	(10,706)	(15,448)	(15,779)
Acquisition consideration, net of cash acquired	—	(4,833)	—
Proceeds from the sale of property and equipment	—	—	1
Net cash used in investing activities	(10,706)	(20,281)	(15,778)

Cash flows from financing activities:
Payments on notes payable	(31,424)	(5,986)	(4,528)
Payment of debt issuance costs	(134)	(42)	(8)
Borrowings on notes payable	47,681	32,000	19,000
Borrowings on revolving loan	37,000	49,500	15,000
Payments on revolving loan	(37,003)	(49,500)	(15,000)
Payments on finance lease obligations	(9)	(21)	(290)
Proceeds from the exercise of stock options	132	—	584
Payment of payroll tax withholdings on share-based awards exercised	(407)	(317)	—
Payment of acquisition contingent consideration	(516)	—	—
Repurchase of shares for treasury	(20,180)	(30,945)	(19,099)
Payment of dividends on common stock	(10,978)	(11,453)	(36,366)
Net cash used in financing activities	(15,838)	(16,764)	(40,707)

Effect of exchange rate changes on cash	—	—	(1)
Net decrease in cash and cash equivalents	(94)	(2,420)	(18,373)
Cash and cash equivalents at beginning of period	4,233	6,653	25,026
Cash and cash equivalents at end of period	$4,139	$4,233	$6,653

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	2025	2024	2023

Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$4,485	$2,440	$803
Income taxes		$8,225	$8,932
Income taxes (Federal)	$2,400
Income taxes (State and local)	$1,406
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$347	$1,552	$2,066
Stock tendered to the Company for cashless exercise of stock options in connection with equity incentive plans	$188	$1,752	$1,241
Repurchase of shares for treasury in accounts payable and accrued expenses	$228	$311	$152
New debt issued to existing lender	$34,396	$—	$—
Debt extinguished using proceeds from new debt	$62,076	$—	$—
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	$351	$—	$—
Contingent consideration recorded in connection with acquisition	$—	$776	$—

In 2025, material state jurisdictions that are equal to or greater than 5% of the total cash paid for taxes (in thousands) included California.

See accompanying notes to consolidated financial statements.

NATIONAL RESEARCH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

National Research Corporation, doing business as NRC Health (“NRC Health,” the “Company,” “we,” “our,” “us” or similar terms), has led the charge to humanize healthcare and support organizations in their understanding of each unique individual. NRC Health’s commitment to Human Understanding® helps leading healthcare systems improve their operations through understanding each person they serve not as point-in-time insights, but as an ongoing relationship. Guided by its uniquely empathic heritage, NRC Health’s patient-focused approach, unmatched market and consumer preferences research, and action-oriented enablement solutions are transforming the healthcare experience, leading to strong outcomes for patients and entire healthcare systems.

Our portfolio of subscription-based solutions provides actionable information, analysis, and workflow enablement tools to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, rounding, and brand loyalty. We partner with customers across the continuum of healthcare services and believe this cross-continuum positioning is a unique and an increasingly important capability as the evolving healthcare landscape drives its constituents towards a more collaborative and integrated service model. We believe access to, analysis of, and acting on our extensive individual-driven information is increasingly valuable as healthcare providers need to better understand and engage the people they serve to create long-term relationships, build loyalty, and improve processes.

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

Our revenue arrangements with a customer may include combinations of more than one service offering which may be executed at the same time, or within close proximity of one another. We combine contracts with the same customer into a single contract for accounting purposes when the contract is entered into at or near the same time and the contracts are negotiated together. For contracts that contain more than one separately identifiable performance obligation, the total transaction price is allocated to the identified performance obligations based upon the relative stand-alone selling prices of the performance obligations. The stand-alone selling prices are based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin or residual approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements based on the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We consider the sensitivity of the estimate, our relationship and experience with the customer and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. Our revenue arrangements do not contain any significant financing element due to the contract terms and the timing between when consideration is received and when the service is provided.

Our arrangements with customers consist principally of four different types of arrangements: 1) subscription-based service agreements; 2) one-time specified services performed at a single point in time; 3) fixed, non-subscription service agreements; and 4) unit-priced service agreements.

Subscription-based services – Services that are provided under subscription-based service agreements are a single promise to stand ready to provide reporting, tools, and services throughout the subscription period as requested by the customer. These agreements are renewable at the option of the customer at the completion of the initial contract term, which spans anywhere from one to three years or more in length. These agreements represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer as the customer receives and consumes the benefits throughout the contract period. Accordingly, subscription services are recognized ratably over the subscription period. Subscription services are typically billed either annually or quarterly in advance but may also be billed on a monthly basis.

One-time services – These agreements typically require us to perform a specific one-time service in a particular month. We are entitled to a fixed payment upon completion of the service. Under these arrangements, we recognize revenue at the point in time we complete the service and it is accepted by the customer.

Fixed, non-subscription services – These arrangements typically require us to perform an unspecified amount of services for a fixed price during a fixed period of time. Revenues are recognized over time based upon the costs incurred to date in relation to the total estimated contract costs. In determining cost estimates, management uses historical and forecasted cost information, which is based on estimated volumes, external and internal costs, and other factors necessary in estimating the total costs over the term of the contract. Changes in estimates are accounted for using a cumulative catch-up adjustment which could impact the amount and timing of revenue for any period.

Unit-price services – These arrangements typically require us to perform certain services on a periodic basis as requested by the customer for a per-unit amount which is typically billed in the month following the performance of the service. Revenue under these arrangements is recognized over the time the services are performed at the per-unit amount.

Revenue is presented net of any sales tax charged to our customers that we are required to remit to taxing authorities. We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not invoiced to the customers. Unbilled receivables are classified as receivables when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice customers in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

Deferred Contract Costs

Deferred contract costs, net is stated at gross deferred costs less accumulated amortization. We defer commissions and incentives, including payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with terms more than one year, including possible renewals. Deferred contract costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. The contract term was estimated by considering factors such as historical customer attrition rates and product life. The amortization period is adjusted for significant changes in the estimated remaining term of a contract. An impairment of deferred contract costs is recognized when the unamortized balance of deferred contract costs exceeds the remaining amount of consideration we expect to receive net of the expected future costs directly related to providing those services. We have elected the practical expedient to expense contract costs when incurred for any nonrenewable contracts with a term of one year or less. We deferred incremental costs of obtaining a contract of $2.1 million, $1.2 million, and $395,000 in the years ended December 31, 2025, 2024, and 2023, respectively. Deferred contract costs, net of accumulated amortization, was $2.5 million and $1.6 million at December 31, 2025, and 2024, respectively. Total amortization by expense classification for the years ended December 31, 2025, 2024, and 2023, was as follows:

	2025	2024	2023
	(In thousands)
Direct expenses	$210	$187	$181
Selling, general and administrative expenses	$981	$864	$1,161
Total amortization	$1,191	$1,051	$1,342

Impairment of deferred contract costs due to lost customers were $7,000, $57,000, and $41,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table provides the activity in the allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Balance at Beginning of Period	Bad Debt Expense (Benefit)	Write-offs	Recoveries	Balance at End of Period
Year Ended December 31, 2023	$65	$99	$99	$10	$75
Year Ended December 31, 2024	$75	$(76)	$10	$51	$40
Year Ended December 31, 2025	$40	$216	$177	$1	$80

Property and Equipment

Property and equipment is stated at cost. Major expenditures to purchase property or to substantially increase useful lives of property are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software projects and external direct costs of materials and services. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed as incurred. We capitalized approximately $2.8 million, $3.7 million, and $4.3 million of costs incurred for the development of internal-use software for the years ended December 31, 2025, 2024, and 2023, respectively.

When a purchased software license is included in a cloud computing arrangement and we have the legal right, ability, and feasibility to download the software, it is accounted for as software, included in property and equipment, and amortized. If a purchased software license is not included or we do not have the ability or feasibility to download the software included in a cloud computing arrangement, it is accounted for as a service contract, which is expensed to direct expenses or selling, general and administrative expenses during the service period.

We provide for depreciation and amortization of property and equipment using annual rates which are sufficient to amortize the cost of depreciable assets over their estimated useful lives. We use the straight-line method of depreciation and amortization over estimated useful lives of two to ten years for furniture and equipment, three to five years for computer equipment, one to five years for capitalized internal-use software, and seven to forty years for our office building and related improvements. Purchased software licenses are amortized over the term of the license.

Impairment of Long-Lived Assets and Amortizing Intangible Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No significant impairments were recorded during the years ended December 31, 2025, 2024, or 2023.

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

When performing the impairment assessment, we will first assess qualitative factors to determine whether it is necessary to determine the fair value of the intangible assets with indefinite lives. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, we calculate the fair value using a market or income approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, then the intangible asset is written-down to its fair value. We did not recognize any impairments related to indefinite-lived intangibles during 2025, 2024, or 2023.

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

We review goodwill for impairment by first assessing qualitative factors to determine whether any impairment may exist. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis will be performed, and the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds the fair value, then goodwill is written down by this difference. We performed a qualitative analysis as of October 1, 2025, and determined the fair value of our reporting unit likely exceeded the carrying value. No impairments were recorded during the years ended December 31, 2025, 2024, or 2023.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We use the deferral method of accounting for our investment tax credits related to state tax incentives. During the years ended December 31, 2025, 2024, and 2023, we recorded income tax benefits relating to these tax credits of $0, $10,000, and $2,000, respectively. Interest and penalties related to income taxes are included in income taxes in the Consolidated Statements of Income.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Share-Based Compensation

All of our existing stock option awards and non-vested stock awards have been determined to be equity-classified awards. The compensation expense on share-based payments is recognized based on the grant-date fair value of those awards. We recognize the excess tax benefits and tax deficiencies in the income statement when options are exercised. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	2025	2024	2023
Amounts charged against income, before income tax benefit	$3,312	$284	$935
Amount of related income tax benefit	(282)	(268)	(617)
Net expense to net income	$3,030	$16	$318

We refer to our restricted stock awards as “non-vested” stock in these consolidated financial statements. References to non-vested stock include incentive stock awards that vested on the grant date but which remain subject to transfer restrictions and a repurchase right for de minimis consideration in favor of the Company.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $4.1 million and $4.2 million as of December 31, 2025, and 2024, respectively, consisting primarily of money market accounts. At certain times, cash equivalent balances may exceed federally insured limits.

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

Due to remote working arrangements, we reassessed our office needs and subleased our Seattle location under an agreement considered to be an operating lease beginning in May 2021. We had not been legally released from our primary obligations under the original lease and therefore we continued to account for the original lease separately until the lease terminated on August 30, 2025. Rent income from the sublessee is included in the statement of operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in other expenses. There were no ROU asset impairment charges in 2025, 2024, or 2023.

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

The following details our financial assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Financial Assets:
Money Market Funds	$4,114	$-	$-	$4,114
Total Cash Equivalents	$4,114	$-	$-	$4,114
Financial Liabilities:
Contingent Consideration Liability, included in other current liabilities	$-	$-	$484	$484

As of December 31, 2024
Financial Assets:
Money Market Funds	$4,199	$-	$-	$4,199
Total Cash Equivalents	$4,199	$-	$-	$4,199
Financial Liabilities:
Contingent Consideration Liability, included in other current liabilities and other long-term liabilities	$-	$-	$859	$859

There were no transfers between levels during the years ended December 31, 2025, and 2024.

Our contingent consideration liability relates to potential future payments to the former owners of Nobl Health (“Nobl”), which was acquired in the third quarter of 2024. The potential future payments are contingent upon the achievement of certain customer contract metrics. Contingent consideration was recognized at the date of acquisition and is remeasured at each reporting date at its estimated fair value. The remeasured fair value could differ materially from the initial estimates and uses significant unobservable inputs classified as Level 3 inputs. We measured fair value using a discounted cash flow model based on the present value of expected future payments, which considers the likelihood of meeting contract thresholds at future payment dates. Significant increases or decreases to any of the inputs in isolation could result in a significantly higher or lower liability. The change to the contingent consideration liability from the acquisition date, at each reporting date and the final amount paid, which is capped at $1.0 million, were recognized in earnings. The measurement period for the contingent consideration arrangement was completed as of December 31, 2025, and the remaining liability was settled in January 2026.

The following summarizes the changes in the fair value of our contingent consideration liability for the years ended December 31, 2025, and 2024 (in thousands):

	2025	2024
Contingent consideration liability, beginning of year	$859	$-
Recorded in connection with acquisition	-	776
Increase to fair value included in selling, general and administrative expenses	141	83
Payments made	(516)	-
Contingent consideration liability, end of year	$484	$859

Our long-term debt described in Note 7 is recorded at amortized cost. The fair value of our variable rate long-term debt is believed to approximate the carrying value because we believe the current rate reasonably estimates the current market rate for our debt. The fair value of the debt is considered a Level 1 estimate within the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair value. All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes ROU assets, property and equipment, goodwill, intangibles, and cost method investments, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of December 31, 2025, and 2024, there was no indication of impairment related to these assets.

Equity Investments

We make equity investments to promote business and strategic objectives. For investments that do not have a readily determinable fair value, we apply the measurement alternative and carry such investments at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments are periodically analyzed to determine whether indicators of impairment exist and are written down to fair value if an impairment is determined to be other than temporary. These investments are included in non-current assets on the consolidated balance sheets.

Commitments and Contingencies

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. Legal fees, net of estimated insurance recoveries, are expensed as incurred. We do not believe the final disposition of claims at December 31, 2025 will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are self-insured for group medical and dental insurance. We carry excess loss coverage in the amount of $150,000 per covered person per year for group medical insurance. We do not self-insure for any other types of losses and therefore do not carry any additional excess loss insurance. In addition, we had aggregate claims loss coverage with a minimum aggregate deductible of $5.8 million, $5.5 million, and $5.4 million, in 2025, 2024, and 2023, respectively. We record a reserve for our group medical and dental insurance for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. On a quarterly basis, we adjust our accrual based on a review of our claims experience and a third-party actuarial IBNR analysis. As of December 31, 2025, and 2024, our accrual related to self-insurance was $466,000 and $364,000, respectively.

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

We had 405,790, 401,489, and 263,909 options of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. Performance-based stock option awards have not been included in the computation since the conditions have not been met.

The following table reconciles income and shares used to compute basic and diluted earnings per share:

	2025	2024	2023
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$11,600	$24,783	$30,971
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(308)	(2)	(8)
Net income attributable to common shareholders	$11,292	$24,781	$30,963
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	22,383	23,703	24,540
Net income per share – basic	$.50	$1.05	$1.26
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	$11,292	$24,781	$30,963
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	22,383	23,703	24,540
Weighted average effect of dilutive securities – stock options	13	40	133
Denominator for diluted earnings per share – adjusted weighted average shares	22,396	23,743	24,673
Net income per share – diluted	$.50	$1.04	$1.25

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring, among other things, additional disaggregation of the effective tax rate reconciliation, income taxes paid by jurisdiction, and pretax income and income tax expense between domestic and foreign sources. The ASU also removes certain existing income tax disclosure requirements.

The Company adopted ASU 2023-09 prospectively for annual periods beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company monitors recently issued accounting pronouncements to assess their potential impact on its consolidated financial statements and related disclosures. The following Accounting Standards Updates (“ASUs”) have been issued but not yet adopted. The Company has evaluated or is currently evaluating each standard to determine the impact of adoption.

In February 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides improvements to the disclosure requirements for expenses. The update primarily impacts disclosures by requiring entities to provide additional detail about the natural classification of significant expenses that are included in relevant income statement line items. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods thereafter. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations, but it will result in expanded expense disclosures beginning with the Company’s annual financial statements for the year ending December 31, 2027.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides targeted improvements to the accounting for internal-use software. The update replaces the current project stage model with a principles-based framework and requires capitalization to begin when management authorizes and commits funding, and project completion is probable. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, including interim periods within those years. The Company is currently evaluating the effect of adopting this standard, and the impact is not yet known or reasonably estimable. The Company will determine the transition method for adoption and does not plan to adopt before the effective date.

(2)	Acquisitions

In July 2024, we entered into a Stock Purchase Agreement to acquire all outstanding equity interests of Nobl, a provider of innovative rounding solutions for healthcare organizations, for cash delivered at closing of $6.0 million, subject to certain adjustments. We acquired Nobl to expand our portfolio of solutions and further support our experience customers in gathering real time employee and patient feedback. The Stock Purchase Agreement included a contingent consideration arrangement based on the achievement of specified customer contract metrics. See Note 1 for additional information regarding the contingent consideration arrangement, including fair value measurement and changes in the liability.

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

The results of operations of Nobl are included in the Company’s consolidated financial statements from the acquisition date. Acquisition-related costs of $119,000 were included in selling, general and administrative expenses for the year ended December 31, 2024. The acquisition did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2024, and 2025.

(3)	Contracts with Customers

The following table disaggregates revenue for the years ended December 31, 2025, 2024, and 2023 based on timing of revenue recognition (in thousands):

	2025	2024	2023
Subscription services recognized ratably over time	$125,622	$134,208	$140,172
Fixed, non-subscription recognized over time	5,374	3,447	3,503
Services recognized at a point in time	5,721	4,805	4,071
Unit price services recognized over time	673	600	834
Total revenue	$137,390	$143,060	$148,580

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivables	$11,108	$11,054
Contract assets included in other current assets	$132	$186
Deferred revenue, current portion	$16,201	$15,786
Noncurrent Deferred Revenue included in other long-term liabilities	$74	$216

Significant changes in contract assets and contract liabilities during the years ended December 31, 2025, and 2024, are as follows (in thousands):

	2025		2024
	Contract Asset	Deferred Revenue	Contract Asset	Deferred Revenue
	Increase (Decrease)
Revenue recognized that was included in deferred revenue at beginning of year due to completion of services	$-	$(15,776)	$-	$(15,341)
Increases due to invoicing of customer, net of amounts recognized as revenue	-	16,051	-	15,608
Increases due to acquisition	-	-	-	948
Decreases due to completion of services (or portion of services) and transferred to accounts receivable	(186)	-	(84)	-
Change due to cumulative catch-up adjustments arising from changes in expected contract consideration	-	(2)	-	(47)
Increases due to revenue recognized in the period with additional performance obligations before invoicing	132	-	186	-

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2025, approximated $168.2 million, of which $73.5 million, $59.1 million, $27.5 million, $6.0 million, and $2.1 million is expected to be recognized during 2026, 2027, 2028, 2029, and 2030, respectively.

(4)	Property and Equipment

At December 31, 2025, and 2024, property and equipment consisted of the following (in thousands):

	2025	2024
Furniture and equipment	$7,809	$3,425
Computer equipment	1,634	1,639
Computer software	36,801	34,288
Building	34,049	33,388
Leaseholds	488	488
Land	425	425
Property and equipment at cost	81,206	73,653
Less accumulated depreciation and amortization	40,732	35,384
Net property and equipment	$40,474	$38,269

Work in progress included in furniture and equipment and computer software at December 31, 2025, was $74,000 and $445,000, respectively. Work in progress included in computer equipment, computer software, and building improvements at December 31, 2024, was $191,000, $759,000, and $25.6 million, respectively. Depreciation and amortization expense related to property and equipment, including assets under capital lease, for the years ended December 31, 2025, 2024, and 2023, was $7.2 million, $5.8 million, and $5.8 million, respectively. We capitalize interest expense on major construction and development projects while in progress. Interest capitalized for 2025, 2024, and 2023 was $551,000, $1.0 million, and $566,000, respectively. There were no significant impairments of property and equipment during 2025, 2024, and 2023.

(5)	Goodwill and Intangible Assets

The carrying amount of goodwill totaled $66.2 million at December 31, 2025, and 2024. There were no changes in goodwill during the year ending December 2025.

The following are changes to the carrying amount of goodwill during the year ending December 31, 2024 (in thousands):

	Gross	Accumulated Impairment	Net
Balance at December 31, 2023	$62,328	$(714)	$61,614
Goodwill acquired	4,538	-	4,538
Balance at December 31, 2024	$66,866	$(714)	$66,152

Intangible assets consisted of the following at December 31, 2025:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)			(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				$1,191		$1,191
Amortizing intangible assets:
Customer related	5	-	15	9,772	9,317	455
Technology	3	-	7	2,790	2,209	581
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				14,134	13,098	1,036
Total intangible assets other than goodwill				$15,325	$13,098	$2,227

Intangible assets consisted of the following at December 31, 2024:

	Useful Life			Gross	Accumulated Amortization	Net
	(In years)			(In thousands)
Non-amortizing intangible assets:
Indefinite trade name				$1,191		$1,191
Amortizing intangible assets:
Customer related	5	-	15	9,772	9,214	558
Technology	3	-	7	2,790	1,923	867
Trade names		10		1,572	1,572	—
Total amortizing intangible assets				14,134	12,709	1,425
Total intangible assets other than goodwill				$15,325	$12,709	$2,616

Aggregate amortization expense for customer related intangibles, trade names, and technology for the years ended December 31, 2025, 2024, and 2023 was $389,000, $264,000, and $140,000, respectively. Estimated future amortization expense is $249,000, $249,000, $249,000, $166,000, and $83,000 for 2026, 2027, 2028, 2029, and 2030, respectively.

(6)	Income Taxes

For the years ended December 31, 2025, 2024, and 2023, income before provision for income taxes consisted of the following (in thousands):

	2025	2024	2023
Federal	$17,845	$32,690	$40,031
Foreign	—	—	(69)
Income before income taxes	$17,845	$32,690	$39,962

Income tax expense (benefit) consisted of the following components (in thousands):

	2025	2024	2023
Current:
Federal	$2,673	$6,817	$8,220
State	1,119	1,742	1,924
Foreign	-	12	(32)
Total current tax expense	$3,792	$8,571	$10,112

Deferred:
Federal	$2,166	$(717)	$(891)
State	287	53	(244)
Foreign	-	-	14
Total deferred tax expense	$2,453	$(664)	$(1,121)

Total tax expense	$6,245	$7,907	$8,991

The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands, except percentages):

	2025
Earnings from continuing operations, before income tax expense	$17,845
US federal statutory income tax rate	3,747		21.00%
Domestic federal reconciling items
Nontaxable and nondeductible items, net
Nontaxable and Nondeductible Items	33		0.19
Sec 162(m) Limit	1,384		7.76
Tax credits	(227)		(1.27)
Other adjustments	4		0.02
Domestic state and local income taxes, net of federal effect
State taxes	1,130	(1)	6.33
Worldwide changes in unrecognized tax benefits	174		0.97
Total	$6,245		35.00%

(1) In 2025, state taxes in California, Massachusetts, Minnesota, New Jersey, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

	2024	2023
Expected federal income taxes	$6,865	$8,392
Foreign tax rate differential	(2)	(4)
State income taxes, net of federal benefit and state tax credits	1,324	1,323
Share-based compensation	(167)	(334)
Federal tax credits	(401)	(569)
Uncertain tax positions	171	73
Non-deductible expenses	113	92
Other	4	18
Total	$7,907	$8,991

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Deferred tax assets and liabilities at December 31, 2025, and 2024, were comprised of the following (in thousands):

	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$20	$10
Accrued expenses	482	526
Share-based compensation	1,263	1,148
Accrued bonuses	521	243
Uncertain tax positions	378	348
Research & experimental expenditures	1,472	3,925
Lease liabilities	296	422
Restricted stock	65	—
Deferred tax assets	4,497	6,622
Deferred tax liabilities:
Prepaid expenses	108	29
Deferred contract costs	620	387
Property and equipment	2,128	1,846
Intangible assets	7,381	7,245
Right of Use Asset	287	403
Other	(43)	243
Deferred tax liabilities	10,481	10,153
Net deferred tax liabilities	(5,984)	(3,531)

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

We capitalize costs of research or experimental expenditures including software development for tax purposes and amortize over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research), beginning with the midpoint of the taxable year in which the expenses are paid or incurred. We capitalized costs of $2.0 million, $5.5 million, and $7.8 million for tax purposes in 2025, 2024 and 2023, respectively, resulting in deferred tax assets of $1.5 million, and $3.9 million at December 31, 2025, and 2024, respectively.

We had an unrecognized tax benefit of $2.2 million at December 31, 2025, and 2024, excluding interest of $136,000 and $68,000 at December 31, 2025, and 2024, respectively. Of this amount, $1.9 million at December 31, 2025, and 2024, represents the net unrecognized tax benefit that, if recognized, would favorably impact the effective income tax rate. The change in the unrecognized tax benefits for 2025 and 2024 was as follows (in thousands):

Balance of unrecognized tax benefits at December 31, 2023	$1,943
Reductions due to lapse of applicable statute of limitations	(72)
Reductions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	305
Balance of unrecognized tax benefits at December 31, 2024	$2,176
Reductions due to lapse of applicable statute of limitations	(101)
Additions due to tax positions of prior years	—
Reductions due to settlement with taxing authorities	—
Additions based on tax positions related to the current year	139
Balance of unrecognized tax benefits at December 31, 2025	$2,214

The Inflation Reduction Act of 2022 (“IRA”) includes an excise tax on certain stock repurchases. As a result, the Company capitalized excise taxes of $195,000 and $331,000 as part of the cost of treasury stock during 2025 and 2024, respectively. The IRA did not have any other material impact on the Company’s consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and, until our Canadian subsidiary was dissolved, in Canada federal and provincial jurisdictions. Tax years 2021 and forward remain subject to U.S. federal examination. Tax years 2018 and forward remain subject to state examination. Tax years 2020 and forward remain subject to Canadian federal and provincial examination.

(7)	Notes Payable

Our long-term debt consists of the following (in thousands):

	2025	2024
Delayed Draw Term Loan	$79,406	$48,533
Former Term Loan	-	14,268
Less: current portion	(4,014)	(4,789)
Less: unamortized debt issuance costs	(371)	(117)
Notes payable, net of current portion	$75,021	$57,895

In February 2025, we entered into a new credit agreement (the “Credit Agreement”) with a group of lenders that amended and restated the terms of our then existing credit agreement, as amended. We recognized a loss on extinguishment of debt of $67,000 for the unamortized debt issuance costs related to our previous long-term debt, which is included in other expense. The Credit Agreement includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures, or payment of dividends, and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.22% at December 31, 2025).

Principal amounts outstanding under the Delayed Draw Term Loan are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at December 31, 2025, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of December 31, 2025, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the years ended December 31, 2025, and 2024, were $3.1 million and $8.5 million, respectively. The weighted average interest rate on short-term borrowings during the years ended December 31, 2025, and 2024, was 6.63% and 7.52%, respectively.

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

Scheduled maturities of notes payable at December 31, 2025, are as follows (in thousands):

2026	$4,121
2027	4,121
2028	5,630
2029	6,182
2030	59,352

(8)	Share-Based Compensation

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

Our 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), as amended, provided for the granting of stock options, stock appreciation rights, restricted stock, performance shares, and other share-based awards and benefits up to an aggregate of 1.8 million shares of common stock. Stock options granted could be either incentive stock options or nonqualified stock options. Options to purchase shares of common stock were typically granted with exercise prices equal to the fair value of the common stock on the date of grant.

In May 2025, our shareholders approved the National Research Corporation 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, and replaced the 2004 Director Plan and the 2006 Equity Incentive Plan. The 2025 Omnibus Incentive Plan provides for the granting of performance awards, stock options, stock appreciation rights, stock awards, restricted stock, and other share-based awards and benefits up to an aggregate of 5.0 million shares of our common stock. The exercise prices of options to purchase shares of common stock are typically equal to the fair value of the common stock on the date of grant. Options granted may be either incentive stock options or nonqualified stock options. Vesting terms and option terms vary with each grant. At December 31, 2025, 672,000 restricted stock awards and 242,460 stock options had been granted, and 4.1 million shares of common stock were available for issuance pursuant to future grants under the 2025 Omnibus Incentive Plan.

Service-Based Stock Option Awards

We grant stock options to directors and selected executives with vesting based on specified service periods. Such vesting terms vary by grant and option award and generally range from immediate vesting to five years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 253,481, 54,530, and 96,359 service-based stock option awards during the years ended December 31, 2025, 2024, and 2023, respectively.

The fair value of service-based stock options granted in 2025, 2024, and 2023 were estimated using a Black-Scholes valuation model with the following weighted average assumptions:

	2025	2024	2023
Expected dividend yield at date of grant	4.73%	1.94%	2.13%
Expected stock price volatility	32.55%	33.75%	35.12%
Risk-free interest rate	3.83%	4.50%	3.61%
Expected life of options (in years)	5.13	5.0	6.85

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

The following table summarizes service-based stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	470,321	$35.38
Granted	253,481	$12.88
Exercised	22,360	$14.31
Expired	59,965	$24.70
Forfeited	32,695	$41.29
Outstanding at December 31, 2025	608,782	$27.52	7.11	$1,526
Exercisable at December 31, 2025	378,233	$32.84	6.15	$518

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2025 or 2024 since achieving the performance goals was not deemed probable. We granted 404,833 performance-based stock option awards during the year ended December 31, 2024. No performance-based stock options were awarded in 2025 or 2023.

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

The following table summarizes performance-based stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	404,833	$39.54
Granted	—	$—
Exercised	—	$—
Forfeited	300,000	$39.54
Outstanding at December 31, 2025	104,833	$39.54	4.05	$—
Exercisable at December 31, 2025	—	$—	—	$—

The following table summarizes information related to stock options for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Weighted average grant date fair value of stock options granted	$2.78	$11.12	$13.29
Intrinsic value of stock options exercised (in thousands)	$75	$1,275	$2,037
Intrinsic value of stock options vested (in thousands)	$518	$146	$3,894

As of December 31, 2025, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $1.5 million which was expected to be recognized over a weighted average period of 1.1 years.

There was $132,000 and $584,000 in cash received from stock options exercised for the years ended December 31, 2025, and 2023, respectively. No cash was received for stock options exercised for the year ended December 31, 2024. We recognized $545,000, $440,000, and $997,000 of non-cash compensation for the years ended December 31, 2025, 2024, and 2023, respectively, related to options, which is included in selling, general and administrative expenses. The tax benefit realized for the tax deduction from stock options exercised was $21,000, $316,000, and $498,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Non-vested Stock Awards

We granted 872,000 non-vested shares of common stock during the year ended December 31, 2025. No shares of non-vested common stock were granted during the years ended December 31, 2024, or 2023. As of December 31, 2025, there were 829,000 non-vested shares of common stock outstanding and total remaining unrecognized compensation cost of $8.8 million which was expected to be recognized over a weighted average period of 2.28 years. We recognized non-cash compensation expense (benefit) of $2.8 million, ($156,000), and ($62,000) for the years ended December 31, 2025, 2024, and 2023, respectively, related to this non-vested stock, which is included in selling, general and administrative expenses. 43,000 shares of restricted stock vested during the year ended December 31, 2025. No restricted stock vested during the years end December 31, 2024, and 2023.

The following table summarizes information regarding non-vested stock granted for the year ended December 31, 2025:

	Common Stock Outstanding	Common Stock Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	—	$—
Granted	872,000	$13.21
Vested	43,000	$13.30
Forfeited	—	$—
Outstanding at December 31, 2025	829,000	$13.21

(9)	Leases

We lease printing, computer, other equipment, and office space in the United States. The remaining terms on these leases as of December 31, 2025, range from less than one year to 5.09 years.

Certain equipment and office lease agreements include provisions for periodic adjustments to rates and charges. The rates and charges are adjusted based on actual usage or actual costs for internet, common area maintenance, taxes, or insurance, as determined by the lessor and are considered variable lease costs.

The components of lease expense for the years ended December 31, 2025, 2024, and 2023, included (in thousands):

	2025	2024	2023
Operating leases	$589	$600	$503
Finance leases:
Asset amortization	9	25	310
Interest on lease liabilities	1	2	6
Variable lease cost	28	37	101
Short-term lease cost	7	8	25
Sublease income	(60)	(123)	(125)
Total net lease cost	$574	$549	$820

Supplemental balance sheet information related to leases (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating ROU assets included in other noncurrent assets	$1,157	$1,627

Current operating lease liabilities	451	550
Noncurrent operating lease liabilities	744	1,156
Total operating lease liabilities	$1,195	$1,706

	December 31, 2025	December 31, 2024
Finance leases:
Furniture and equipment	$47	$179
Property and equipment under finance lease, gross	47	179
Less accumulated amortization	38	161
Property and equipment under finance lease, net	$9	$18

Current obligations of finance leases	$10	$10
Noncurrent obligations of finance leases	—	9
Total finance lease liabilities	$10	$19

Weighted average remaining lease term (in years):
Operating leases	3.90	4.19
Finance leases	0.92	1.92

Weighted average discount rate:
Operating leases	5.58%	5.26%
Finance leases	6.40%	6.40%

Supplemental cash flow and other information related to leases were as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$630	$693	$684
Operating cash flows from finance leases	—	1	4
Financing cash flows from finance leases	9	21	290

ROU assets obtained in exchange for operating lease liabilities	—	—	1,971

Undiscounted future payments under non-cancelable finance and operating leases at December 31, 2025, were as follows (in thousands):

	Finance Leases	Operating Leases
2026	$10	$505
2027	—	242
2028	—	194
2029	—	194
2030	—	188
Thereafter	—	15
Total minimum lease payments	10	1,338
Less: Amount representing interest	—	143
Present value of minimum lease payments	10	1,195
Less: Current portion	10	451
Lease obligations, net of current portion	$—	$744

(10)	Associate Benefits

We sponsor a qualified 401(k) plan covering substantially all associates with no eligibility service requirement. Under the 401(k) plan, we match 25% of the first 6% of compensation contributed by each associate. The employer contributions, which are discretionary, vest to participants at a rate of 20% per year. We contributed $511,000, $547,000, and $561,000, in 2025, 2024, and 2023, respectively, as a matching percentage of associate 401(k) contributions.

(11)	Segment Information

The Company assesses segment reporting in accordance with ASC 280, Segment Reporting. Based on how the business is managed and the financial information reviewed by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, the Company operates as one operating segment and one reportable segment.

During the year ended December 31, 2025, the Company changed the measures of operating results that are regularly reviewed by the CODM for purposes of assessing performance and allocating resources. Segment information presented reflects the measures currently reviewed by the CODM. The change in measures did not impact the Company’s determination of a single operating and reportable segment.

The Company provides analytics and insight solutions designed to measure and improve patient and employee experience for healthcare organizations. All solutions and operations are managed on a consolidated basis and are primarily delivered within the United States.

The CODM evaluates the Company’s performance and allocates resources based on consolidated net income, which is the primary measure used to assess results against forecasts and historical trends. The accounting policies of the segment are the same as those described in Note 1 – Summary of Significant Accounting Policies. Because the Company has a single operating segment, our segment results are identical to the amounts presented in our Consolidated Statements of Income, and we have no inter‑segment revenues or transfers.

In addition to consolidated net income, the CODM is regularly provided supplemental information regarding nonrecurring executive compensation (when applicable), noncash stock compensation expense, and the related income tax, as presented below (in thousands):

	2025	2024	2023
Nonrecurring executive compensation	$6,640	$-	$-
Tax benefit on nonrecurring executive compensation	468	-	-
Noncash stock compensation	3,312	284	935
Tax benefit on noncash stock compensation	346	70	228

As the Company has a single reportable segment, segment assets are not tracked separately and are reported on a consolidated basis in the consolidated balance sheet. All long-lived assets were located in the United States as of December 31, 2025, and 2024.

(12)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and determined that there were no subsequent events that require recognition or disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate. Accordingly, effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

The remaining information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive 2026 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	471,155	$37.83	—
Equity compensation plans approved by security holders(2)	242,460	12.68	4,085,540
Equity compensation plans not approved by security holders	—	—	—
Total	713,615	$29.28	4,085,540

(1)

2006 Equity Incentive Plan and 2004 Director Plan which were replaced by the 2025 Omnibus Incentive Plan on May 7, 2025. As of December 31, 2025, the 2006 Equity Incentive Plan had 200,000 shares underlying unvested restricted stock awards.

(2)

2025 Omnibus Incentive Plan. The Plan provides for granting of share-based awards and benefits up to an aggregate of 5.0 million shares of our common stock. As of December 31, 2025, restricted stock awards covering 672,000 shares and stock options covering 242,460 shares had been granted, and 4.1 million shares of common stock were available for issuance.

The remaining information required by this Item will be included in our definitive 2026 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive 2026 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive 2026 Proxy Statement and is incorporated herein by reference.

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

(10.2)*

Form of Nonqualified Stock Option Agreement used in connection with the National Research Corporation 2006 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to National Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 (File No. 000-29466)]

(10.3)*

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

(10.5)*

Form of Grant used in connection with the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and filed on November 5, 2021 (File No. 001-35929)]

Exhibit Number	Exhibit Description

(10.6)

Credit Agreement dated February 6, 2025, between National Research Corporation, each lender from time to time party thereto, and First National Bank of Omaha, as Administrative Agent. [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Current Report on Form 8-K filed on February 10, 2025 (File No. 001-35929)]

(10.7)*

Trent Green Offer Letter dated February 26, 2025 [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and filed on May 9, 2025 (File No. 001-35929)]

(10.8)*

National Research Corporation 2025 Omnibus Incentive Plan [Incorporated by reference to Appendix A to National Research Corporation’s Proxy Statement for the 2025 Annual Meeting of Shareholders filed on April 10, 2025 (File No. 001-35929)]

(10.9)*

Form of Incentive Stock Award Notice, Bonus, and Severance Agreement [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and filed on August 8, 2025 (File No. 001-35929)]

(10.10)*

Executive Employment Agreement between Shane Harrison and the Corporation [Incorporated by reference to Exhibit 10.1 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and filed on November 7, 2025 (File No. 001-35929)]

(10.11)*

Incentive Stock Award Notice between Shane Harrison and the Corporation [Incorporated by reference to Exhibit 10.2 to National Research Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and filed on November 7, 2025 (File No. 001-35929)]

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

Financial statements from the Annual Report on Form 10-K of National Research Corporation for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2026.

NATIONAL RESEARCH CORPORATION

By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trent S. Green	Chief Executive Officer and Director	March 5, 2026
Trent S. Green	(Principal Executive Officer)

/s/ Shane Harrison	Chief Financial Officer	March 5, 2026
Shane Harrison	(Principal Financial Officer)

/s/ Jordan Freeman	Chief Accounting Officer	March 5, 2026
Jordan Freeman	(Principal Accounting Officer)

/s/ Michael D. Hays	Director and Chairman of the Board	March 5, 2026
Michael D. Hays

/s/ Donald M. Berwick	Director	March 5, 2026
Donald M. Berwick

/s/ John N. Nunnelly	Director	March 5, 2026
John N. Nunnelly

/s/ Penny A. Wheeler	Director	March 5, 2026
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	March 5, 2026
Stephen H. Lockhart

/s/ Parul Bhandari	Director	March 5, 2026
Parul Bhandari