Form 10-K/A
period 2025-12-31
NRC HEALTH
filed 2026-04-28
CIK 70487

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

NRC Health

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

1

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

Common Stock, $.001 par value, outstanding as of April 24, 2026: 22,536,696

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

i

EXPALANATORY NOTE

NRC Health, formerly known as National Research Corporation, referred to in this report as “NRC Health,” the “Company,” “we,” “our,” “us” or similar terms, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Original Filing”). We are filing this Amendment for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the Part III Information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year covered by the Form 10-K.

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

Parul Bhandari, 50, has served as a director of the Company since May 2022. Ms. Bhandari has more than 20 years of experience driving growth and innovation at the world’s leading technology and business development companies. Since 2012, she has held various leadership roles at Microsoft Corporation, a global technology company (NASDAQ: MSFT). Currently, Ms. Bhandari is the Director, Partner Strategy, Worldwide Telco, Media & Gaming at Microsoft, where she contributes to global partner recruiting, enablement and engagement. Previously, Ms. Bhandari was focused on leading Data and Machine Learning for Microsoft’s Worldwide Public Sector. Prior to joining Microsoft, Ms. Bhandari served as Vice President of Business Development and Alliances for the management consulting firm Acelsior, teaming with large defense contractors. Ms. Bhandari has served as a director of Timberland Bancorp, Inc. (NASDAQ: TSBK) since 2021. Ms. Bhandari also served as a director of Cartica Acquisition Corp (NASDAQ: CITE), a blank check company, from January 2022 to May 2023. Ms. Bhandari’s expertise as an accomplished technology leader, leveraging data and AI, as well as her experience driving industry solutions and engaging in digital transformation initiatives, led to the conclusion that she should serve as a director of the Company.

Donald M. Berwick, 79, has served as a director of the Company since October 2015. Dr. Berwick is the former President and Chief Executive Officer of the Institute for Healthcare Improvement, a nonprofit focused on improving healthcare worldwide, which he co-founded and led for almost 20 years, and where he now serves as President Emeritus. He has also been a Lecturer in the Department of Health Care Policy at Harvard Medical School. In 2026, Dr. Berwick joined the Board of Directors of BMC Hospitals Group, a consortium of Boston’s safety net hospitals. From July 2010 to December 2011, Dr. Berwick served as the Administrator of the Centers for Medicare and Medicaid Services as an appointee of President Barack Obama. Dr. Berwick previously served on the faculty of the Harvard Medical School and the Harvard School of Public Health (from 1974 to 2010). He was also vice chair of the U.S. Preventive Services Task Force (from 1990 to 1995), the first “Independent Member” of the Board of Trustees of the American Hospital Association (from 1996 to 1999) and the chair of the National Advisory Council of the Agency for Healthcare Research and Quality (from 1995 to 1999). Dr. Berwick’s expertise as a professional, administrator, lecturer and educator in the field of healthcare led to the conclusion that he should serve as a director of the Company.

Trent Green, 54, has served as our Chief Executive Officer since June 2025. Prior to joining the Company, Mr. Green served as Chief Executive Officer of Amazon One Medical, a hybrid primary care provider owned by Amazon, from September 2023 to February 2025 and as Chief Operating Officer of Amazon One Medical from July 2022 through August 2023. Prior to Amazon One Medical, Mr. Green served in various roles at Legacy Health, a nonprofit healthcare system, including Senior Vice President and Chief Operating Officer between 2019 and 2022, President, Emanuel Medical Center, between 2017 and 2019, and Senior Vice President and Chief Strategy Officer between 2008 and 2017. From 1999 to 2008, Mr. Green was a management consultant for Tiber Group/Navigant Consulting (now Guidehouse). Recognized as a visionary leader in the industry, Mr. Green was named to the inaugural TIME 100 Most Influential People in Health list and previously earned recognition as one of Modern Healthcare’s Top 100 Healthcare Executives. Mr. Green’s extensive experience in the healthcare industry, as well as his insight as our Chief Executive Officer, led to the conclusion that he should serve as a director of the Company.

Michael D. Hays, 71, has served as a director since he founded the Company in 1981 and as Chair since June 2025. He also served as President of the Company from 1981 to 2004, from July 2008 to July 2011, and from October 2020 to May 2025, and as Chief Executive Officer from 1981 to May 2025. Prior to founding the Company, Mr. Hays served for seven years as a Vice President and a director of SRI Research Center, Inc. (n/k/a the Gallup Organization). Mr. Hays’ background as founder of the Company, and his long and successful tenure as Chief Executive Officer and a director, led to the conclusion that he should serve as a director of the Company.

Stephen H. Lockhart, 67, has served as a director of the Company since May 2021. Dr. Lockhart served as senior vice president and chief medical officer for Sutter Health Network, a not-for-profit system of hospitals, physician organizations, and research institutions in Northern California, from 2015 to 2021. Prior to that role, Dr. Lockhart served as Sutter Health Network’s regional chief medical officer for the East Bay Region from 2010 to 2015. From 2008 to 2010, Dr. Lockhart served as the chief administrative officer at the St. Luke’s campus of Sutter’s California Pacific Medical Center. In 2017, Dr. Lockhart was named to California Governor Brown’s Advisory Committee on Precision Medicine as part of California’s effort to use advanced computing and technology to better understand, treat, and prevent disease. Dr. Lockhart serves on the boards of Molina Healthcare, Inc. (NYSE: MOH), a health plan provider under Medicaid and Medicare programs and in state insurance marketplaces, and West Pharmaceutical Services, Inc. (NYSE: WST), a leading global manufacturer of integrated containment and delivery systems for injectable medicines. Dr. Lockhart also serves on the board of the David and Lucile Packard Foundation and is chairman of Parks California – a nonprofit dedicated to supporting California's parks and public lands. Dr. Lockhart’s 36 years of experience in the healthcare industry and his background as medical provider and administrator in a large healthcare system led to the conclusion that he should serve as a director of the Company.

John N. Nunnelly, 73, has served as a director of the Company since December 1997, and lead director since May 2012. Mr. Nunnelly is a retired Group President from McKesson Corporation, a leader in pharmaceutical distribution and healthcare information technology.  During his 28-year career at McKesson, Mr. Nunnelly served in a variety of other positions, including Vice President of Strategic Planning and Business Development, Vice President and General Manager of the Amherst Product Group and Vice President of Sales-Decision Support.  These responsibilities included leading several business units, including one with over $360 million in annual revenue.  In addition, he was involved in managing a number of mergers and acquisitions.  Mr. Nunnelly has also served as an adjunct professor at the University of Massachusetts, School of Nursing, advising students and faculty on matters pertaining to healthcare information technology.  These experiences and Mr. Nunnelly’s expertise as a professional and educator in the field of healthcare information technology led to the conclusion that he should serve as a director of the Company.

Penny A. Wheeler, 67, has served as a director of the Company since May 2021. From 2015 to 2021, Dr. Wheeler served as the chief executive officer of Allina Health, a not-for-profit healthcare system serving over 1.5 million individuals in Minnesota and western Wisconsin. Prior to that role she served as chief clinical officer since 2006. For 20 years, Dr. Wheeler has also served as a board certified obstetrician/gynecologist where she spent considerable time interacting with, and caring for, patients and the community. In 2015, Minnesota Governor Mark Dayton appointed Dr. Wheeler to the Taskforce for Health Care Financing, and Dr. Wheeler has been named as one of the top 25 women in healthcare by Modern Healthcare magazine. Dr. Wheeler currently serves as a Regent of the University of Minnesota. She is a past chair of the University’s Academic Health Committee and currently chairs the Finance Committee of the Board of Regents. She is also on the Board of Cedar Cares, an organization that eases the patient billing experience through customized engagement. Dr. Wheeler’s past leadership experiences in the healthcare industry led to the conclusion that she should serve as a director of the Company.

Our Executive Officers

Set forth below is certain information regarding our current executive officers (other than our Chair, Mr. Hays, and our CEO and President, Mr. Green, for whom information is set forth above under Our Directors).

David Burik, 68, joined the Company as Executive Vice President, Strategic Insights in January 2026, bringing more than 30 years of healthcare consulting experience. Prior to joining the Company, he was a Partner at Guidehouse, a leading provider of consulting, technology, and managed services, from January 2020 to January 2026 and served as Managing Director at Navigant from January 2004 to January 2020. Mr. Burik was a Founding Partner at Tiber Group from 1989 to 2004 and served as Manager at Price Waterhouse from 1980 to 1989.

Shane Harrison, 49, has served as our Executive Vice President and Chief Financial Officer since September 2025. Prior to joining the Company, Mr. Harrison served as Senior Vice President of Finance and Investor Relations at PowerSchool, a leading provider of K-12 education software from 2022 to August 2025. Prior to that, he served as Senior Vice President of Corporate Development for NAVEX Global, a risk and compliance-based SaaS business, from 2019 to 2021, and in various positions, including Senior Vice President of Corporate Development and Investor Relations, Corporate Treasurer, and Interim CFO, for FLIR Systems, a publicly traded advanced imaging sensors business, from 2010 to 2019. Mr. Harrison began his career with Deloitte and was an investment banker at Lehman Brothers after he received his Bachelor of Science in Accounting from the University of Oregon and a Master of Business Administration from the UCLA Anderson School of Management.

Helen L. Hrdy, 61, has served as our Chief Operating Officer since October 2024 and as an Executive Vice President since October 2025. Previously, Ms. Hrdy served as our Chief Customer Officer from January 2024 to October 2024, our Chief Growth Officer from January 2020 to January 2024, and Senior Vice President, Customer Success, from January 2012 to January 2020. Prior to this Ms. Hrdy held various positions of increasing responsibility with the Company since 2000.

Andy Monnich, 50, has served as our Chief Corporate Development Officer since January 2024 and an Executive Vice President since October 2025. For over the past 20 years, Mr. Monnich has worked in product and corporate development roles across the healthcare, financial services, and education industries, including for the Company as Senior Vice President of Strategy and Corporate Development from 2011 to 2013, as Managing Director and Co-Founder of Connect from 2013 to 2016, when Connect was acquired by the Company, and as Chief Strategy Officer at Practicing Excellence from July 2018 to August 2020. Prior to rejoining the Company in 2024, Mr. Monnich worked as a consultant; developing, defining, and implementing strategies that helped businesses make lasting improvements to their innovation and performance.

Jason R. Rau, 55, has served as Executive Vice President, Sales since October 2025. He previously served in various roles at the Company, including as Area Manager from 1995 to 2002, as Regional Manager from 2002 to 2003, Vice President of Sales of NRC Picker from 2003 to 2008, President of NRC Picker from 2008 to 2011, in Strategy and Corporate Development from 2011 to 2013, and as Senior Vice President from July 2024 to October 2025. Mr. Rau also served as Chief Growth Officer of Nobl, a healthcare rounding technology company, from June 2022 to July 2024 when Nobl was acquired by the Company, and as Executive Vice President Business Development of Practicing Excellence, a human development company specializing in healthcare, from January 2018 to June 2022. He was also the Co-Founder of Connect from 2013 to 2016. Mr. Rau served on an Expert Advisor Panel at The Joint Commission from 2009 to 2010 and began his career as an Account Executive in the telecom industry from 1993 to 1995.

Our executive officers are elected by and serve at the discretion of the Board. There are no family relationships between any of our directors or executive officers. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of our executive officers was or is to be selected as an officer.

Committees of the Board of Directors

The Board held four meetings in 2025. All persons serving as directors in 2025 attended at least 75% of the meetings of the Board and the committees on which they served during 2025.

The Board has a standing Audit Committee, Compensation and Talent Committee (the “Compensation Committee”), Nominating Committee and Strategic Planning Committee. Each of these committees has the responsibilities set forth in formal written charters adopted by the Board. We make available copies of each of these charters free of charge on our website located at www.nrchealth.com/our-purpose/investor-relations/corporate-governance/. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by overseeing our systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established; our accounting and financial reporting processes; the audits of our financial statements; and oversight of the risks and exposures relating to data privacy, information security, and cybersecurity. The Audit Committee presently consists of John N. Nunnelly (Chairperson), Donald M. Berwick, Parul Bhandari, Stephen H. Lockhart, and Penny A. Wheeler, each of whom meets the independence standards of The NASDAQ Stock Market and the Securities and Exchange Commission for audit committee members. The Board has determined that John N. Nunnelly qualifies as an “audit committee financial expert,” as Mr. Nunnelly (i) meets the Audit Committee member independence criteria under applicable SEC rules, (ii) is independent, as independence for Audit Committee members is defined under applicable NASDAQ listing standards, and (iii) has sufficient knowledge, experience and sophistication in financial and auditing matters under relevant SEC and NASDAQ rules. The Audit Committee held three meetings in 2025.

The Compensation Committee determines compensation programs for our executive officers, reviews management’s recommendations as to the compensation to be paid to other key personnel and administers our equity-based compensation plans. The Compensation Committee presently consists of Stephen H. Lockhart (Chairperson), Donald M. Berwick, Parul Bhandari, John N. Nunnelly, and Penny A. Wheeler, each of whom meets the independence standards of The NASDAQ Stock Market and the Securities and Exchange Commission for compensation committee members. The Compensation Committee held one meeting in 2025. From time to time, with the last time being in 2015, the Compensation Committee or our management has engaged a nationally recognized compensation consultant to assist us in our review of our compensation and benefits programs, including the competitiveness of pay levels against similarly sized companies, executive compensation design issues, market trends and technical considerations. The Compensation Committee did not use this information in setting the compensation of our executive officers in 2025 and does not use a peer group given the absence of any publicly traded peers.

The Nominating Committee presently consists of Donald M. Berwick (Chairperson), Parul Bhandari, Stephen H. Lockhart, John N. Nunnelly, and Penny A. Wheeler, each of whom meets the independence standards of The NASDAQ Stock Market for nominating committee members. The Nominating Committee’s primary functions are to: (1) recommend persons to be selected by the Board as nominees for election as directors and (2) recommend persons to be elected to fill any vacancies on the Board. The Nominating Committee held one meeting in 2025.

The Strategic Planning Committee assists the Board in reviewing and, as necessary, altering, our strategic plan, reviewing industry trends and their effects, if any, on us and assessing our portfolio of products, services and offerings and the viability of such portfolio in meeting the needs of the markets that we serve. John N. Nunnelly (Chairperson), Donald M. Berwick, Parul Bhandari, Stephen H. Lockhart, and Penny A. Wheeler are the current members of the Strategic Planning Committee. The Strategic Planning Committee did not meet in 2025, as strategic and product portfolio matters were reviewed by the entire Board.

Proxy Access

In accordance with our Bylaws, eligible stockholders who have continuously owned at least 3% of our outstanding Common Stock for at least the three immediately preceding years may submit director nominees for inclusion in our proxy materials. Up to 20 eligible stockholders may aggregate their holdings together to reach the 3% ownership threshold. The number of director nominees nominated by an eligible stockholder or a group of eligible stockholders may not be more than 20% of the total number of directors of the Company, but not less than two. Notice of nominations must be received no earlier than 150 days and no later than 120 days prior to the anniversary of the date the Company mailed its proxy for the immediately preceding annual meeting of stockholders, provided that if the current year’s annual meeting is not scheduled to be held within a period that commences 30 days before the anniversary date of the immediately preceding annual meeting of stockholders and ending within 30 days after such anniversary, notice of nominations must be given by the later of the close of business on the date which is 180 days prior to the date of the current year’s annual meeting or the 10th day following the date the current year’s annual meeting is first publicly announced or disclosed.

Nominations of Directors

The Nominating Committee will consider persons recommended by stockholders to become nominees for election as directors. Recommendations for consideration by the Nominating Committee should be sent to the Secretary of the Company in writing together with appropriate biographical information concerning each proposed nominee. Our Bylaws also set forth certain requirements for stockholders wishing to nominate director candidates directly for consideration by the stockholders. With respect to an election of directors to be held at an annual meeting, a stockholder must, among other things, give notice of intent to make such a nomination to the Secretary of the Company not less than 90 days or more than 120 days prior to first anniversary of the previous year’s annual meeting. In the event, however, that no annual meeting was held the previous year or the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary of the previous year’s annual meeting, in order to be timely notice by the stockholder must be received not earlier than the 120th day prior to the date of such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting and (ii) the 10th day following the day on which public announcement of the date of such meeting is first made.

In identifying and evaluating nominees for director, the Nominating Committee seeks to ensure that the Board possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives, and seeks to ensure that the Board is comprised of directors who have broad and varied backgrounds, possessing knowledge in areas that are of importance to us. The Nominating Committee looks at each nominee on a case‑by‑case basis regardless of who recommended the nominee. In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Nominating Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint, and industry knowledge. In addition, the Board and the Nominating Committee believe that the following specific qualities and skills are necessary for directors to possess:

●	A director must display high personal and professional ethics, integrity, and values.

●	A director must have the ability to exercise sound business judgment.

●

A director must be accomplished in his or her respective field, with broad experience at the administrative and/or policy-making level in business, government, education, technology, or public interest.

●	A director must have relevant expertise and experience, and be able to offer advice and guidance based on that expertise and experience.

●	A director must have sufficient time available to devote to activities of the Board and to enhance his or her knowledge of the Company’s business.

●

A majority of the directors should be independent directors under the rules of the NASDAQ Stock Market, recognizing that directors who are not independent also make valuable contributions to the Board and to the Company by reason of their experience and wisdom.

●	The Board also believes the following qualities or skills are necessary for one or more directors to possess:

●

At least one independent director must have the requisite experience and expertise to be designated as an “audit committee financial expert,” as defined by applicable rules of the Securities and Exchange Commission, and have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the member’s financial sophistication, as required by the rules of NASDAQ.

●

One or more of the directors generally must be active or former executive officers of public or private companies or leaders of major complex organizations, including commercial, scientific, government, educational, and other similar institutions.

Compensation Committee Interlocks and Insider Participation

Dr. Berwick, Ms. Bhandari, Dr. Lockhart, Mr. Nunnelly, and Dr. Wheeler served on the Compensation Committee during 2025. None of such individuals were our officers or employees at any time during 2025 or as of the date of this Amendment, nor was any such individual a former officer of the Company. In 2025, no member of our Compensation Committee had any relationship or transaction with us that would require disclosure as a "related person transaction" under Item 404 of Securities and Exchange Commission Regulation S-K in this Amendment under the section entitled Transactions with Related Persons.

During 2025, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Compensation Committee.  Additionally, during 2025, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a member of our Board or Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons who beneficially own (directly or indirectly) more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities. Based upon our examination of the copies of Forms 3, 4, and 5, and amendments thereto, filed electronically with the SEC and the written representations of our directors and executive officers, we believe that, during fiscal 2025 our directors, executive officers, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, with the exception of one late Form 3 and one late Form 4 for Mr. Patrick Beans filed in 2025, one late Form 4 for Common Property Trust and one late Form 4 for Amandla MK Trust filed in 2025, one late Form 3 for Mr. Jason Rau filed in 2025, and one late Form 4 for Shane Harrison filed in 2026 but which was due in 2025. Each late Form 4 reported a single transaction, except that Mr. Beans’ late Form 4 reported four transactions.

Code of Business Conduct and Ethics

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, gifting, and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. In addition to our insider trading policy, the Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards applicable to the Company. A copy of our insider trading policy is filed as an exhibit to the Original Filing.

Item 11.	Executive Compensation

 2025 DIRECTOR COMPENSATION

Directors who are employees of the Company receive no compensation for service as members of either the Board or committees thereof. Directors who are not employees of the Company were entitled to receive the following in 2025:

●      an annual fixed fee of $75,000 for the lead director and $50,000 for each other director;

●      a cash payment of up to $50,000, conditioned on each director’s in-person participation in at least two in-person meetings for the year, to be paid in $25,000 increments per in-person meeting attended (the “Director Cash Payment”);

●      a grant of an option to purchase shares of our Common Stock with a target grant date fair value of approximately $50,000, rounded to the nearest whole share and computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), or successor rule, conditioned on each director’s in-person participation in both of the two in-person meetings for the year (the “Director Equity Award”); and

●      pursuant to the National Research Corporation 2004 Non-Employee Director Stock Plan, as amended (the “2004 Director Stock Plan”), each director who is not an associate (i.e., employee) of the Company also received an annual grant of an option to purchase shares of our Common Stock on the date of each Annual Meeting of Stockholders with a target grant date fair value of approximately $100,000, rounded to the nearest whole share and computed in accordance with FASB ASC Topic 718, or successor rule, an exercise price equal to the fair market value of our Common Stock on the date of grant, and scheduled to vest the day immediately preceding the next annual meeting of stockholders.

Directors are also reimbursed for out-of-pocket expenses associated with attending meetings of the Board and committees thereof. We also cover the expense of our directors and executive officers for complying with their SEC reporting obligations, including under Section 16(a) and Section 13(d) of the Exchange Act.

The options granted to our directors during 2025 were granted in accordance with our Board’s standard practice of making annual options grants effective on the date of the annual meeting of stockholders. The timing of the grants was not tied to the timing of any release of material nonpublic information.

The following table sets forth information regarding the compensation received by each of our non-employee directors during 2025:

Director	Fees Earned or Paid in Cash (1)	Option Awards(2)	Total
Donald M. Berwick	$100,000	$150,000	$250,000

Parul Bhandari	$75,000	$100,000	$175,000

Stephen H. Lockhart	$75,000	$100,000	$175,000

John N. Nunnelly	$125,000	$150,000	$275,000

Penny A. Wheeler	$100,000	$150,000	$250,000

(1) Includes the annual cash fixed fee plus the earned portion of the Director Cash Payment.
(2) Represents the aggregate grant date fair value of option awards granted during the year, computed in accordance with FASB ASC Topic 718. See Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of assumptions made in the valuation of share-based compensation. For Dr. Berwick, Mr. Nunnelly, and Dr. Wheeler, amount reflects options earned in respect of the Director Equity Award. As of December 31, 2025, the outstanding option awards for each director were as follows: Dr. Berwick – 109,201 options; Ms. Bhandari – 77,365 options; Dr. Lockhart – 79,398 options; Mr. Nunnelly – 112,780 options; and Dr. Wheeler – 102,023 options.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Executive Compensation Philosophy

Key features of our compensation program include the following:

✔	Direct link between pay and performance that aligns business strategies with stockholder value creation

✔	Annual say-on-pay votes

✔	No excessive perquisites for executives

✔	Appropriate balance between short- and long-term compensation that discourages short-term risk taking at the expense of long-term results

We recognize the importance of maintaining sound principles for the development and administration of our executive compensation and benefit programs. Specifically, we design our executive compensation and benefit programs to advance the following core principles:

●	Competitive Pay for Our Market. We strive to compensate our executive officers at levels to ensure that we continue to attract and retain a highly competent and committed management team.

●	Align with Stockholders. We seek to align the interests, perspectives and decision-making of our executive officers with the interests of our stockholders primarily through equity grants.

We believe that a focus on these principles will benefit us and, ultimately, our stockholders in the long term by ensuring that we can attract and retain highly-qualified executive officers who are committed to our long-term success.

In addition, the Compensation Committee considers all factors that may have an impact on our financial performance when approving our compensation programs, including tax (such as Section 162(m) of the Internal Revenue Code (“Section 162(m)”)) and accounting rules and regulations. Section 162(m) generally limits our ability to deduct compensation paid to “covered employees” (as defined in the Internal Revenue Code) to the extent such compensation exceeds $1 million to such employee in any fiscal year. Although our compensation programs may take into consideration Section 162(m) as a factor, these considerations will not necessarily limit compensation to only amounts that are deductible by us under Section 162(m).

Named Executive Officers

For the year ended December 31, 2025, our named executive officers (collectively, the “Named Executive Officers or NEOs”) were as follows:

Name	Position
Trent Green	Chief Executive Officer

Shane Harrison	Chief Financial Officer

Helen L. Hrdy	EVP & Chief Operating Officer

Andy Monnich	EVP & Chief Corporate Development Officer

Jason Rau	Executive Vice President, Sales

Michael D. Hays	Chair, Former Chief Executive Officer

Linda Stacy	Former Interim Principal Financial Officer

Mr. Hays served as our chief executive officer and principal executive officer until June 1, 2025, at which time Mr. Green became our chief executive officer and our principal executive officer and Mr. Hays became our Chair. Mr. Hays also served as our principal financial officer from April 18, 2025 until September 29, 2025, at which time Mr. Harrison became our chief financial officer and principal financial officer. Ms. Stacy served as our interim principal financial officer from February 26, 2025 until April 18, 2025, when she was succeeded by Mr. Hays.

Role of the Compensation Committee

The Board appoints the Compensation Committee, which consists entirely of directors who are “non-employee directors” for purposes of the Exchange Act. The following individuals are members of the Compensation Committee:

●	Stephen H. Lockhart (Chairperson)

●	Donald M. Berwick

●	Parul Bhandari

●	John N. Nunnelly

●	Penny A. Wheeler

The Compensation Committee is responsible for discharging the Board’s responsibilities with respect to all significant aspects of our compensation policies, programs and plans, and accordingly the Compensation Committee determines compensation programs for our executive officers or recommends such programs to the full Board for approval. The Compensation Committee also reviews management’s recommendations as to the compensation to be paid to other key personnel and administers our equity-based compensation plans. Periodically, the Compensation Committee reviews and determines our compensation and benefit programs, with the objective of ensuring the executive compensation and benefits programs are consistent with our compensation philosophy. The Compensation Committee has authority to carry out the foregoing responsibilities under its charter and may delegate such authority to subcommittees.

In determining compensation levels for our Named Executive Officers in 2025, the Compensation Committee did not engage any compensation consultant to provide advice concerning executive officer compensation.

One objective of the Compensation Committee in setting compensation for our executive officers, other than Mr. Hays, is to establish base salary at a level that will attract and retain highly-qualified individuals. The Compensation Committee’s considerations in setting Mr. Hays’ base salary are described below. For our executive officers other than Mr. Hays, we also consider individual performance, level of responsibility, skills and experience, and internal comparisons among executive officers in determining base salary levels.

The Compensation Committee administers our annual and long-term cash and equity incentives. The Compensation Committee considers internal comparisons and other existing compensation awards or arrangements in making compensation decisions and recommendations. In its decision-making process, the Compensation Committee receives and considers the recommendations of Mr. Hays as to executive compensation programs for all of our executive officers. In its decision-making process for the long-term incentives for our executive officers, the Compensation Committee considers relevant factors, including the awards previously given to the executive officer and any long-term strategic plans.

In fulfilling its objectives as described above, the Compensation Committee took the following steps in determining 2025 compensation levels for our Named Executive Officers:

●	Considered the preference of Mr. Hays to maintain a relatively low base salary and determined his total compensation;

●	Considered the performance of our other executive officers with assistance from Mr. Hays;

●	Considered the expected contributions of our newly appointed executive officers;

●	Considered compensation levels necessary to attract and retain highly-qualified executive officers;

●	Considered the Company’s strategic plan; and

●

Determined total compensation for our Named Executive Officers based on recommendations by Mr. Hays (as to the other officers) and the Compensation Committee’s consideration of the Company’s and the individual officer’s performance, as well as the compensation levels necessary to attract and retain highly-qualified executive officers.

2025 Say on Pay Vote

In May 2025 we held our annual non-binding, advisory stockholder vote on the compensation of our Named Executive Officers at our annual stockholders’ meeting, and, consistent with the recommendation of the Board, our stockholders approved our executive compensation, with approximately 99% of votes cast in favor. The Compensation Committee considered this strong vote of stockholder approval to be an endorsement of the Company’s executive compensation program, including as it related to our new CEO and other compensation decisions made in early 2025, and sought to extend a similar compensation approach to our other Named Executive Officers in 2025 after the 2025 annual meeting.

Total Compensation

In 2025, the Company underwent significant leadership changes which impacted our Named Executive Officers’ Compensation. On February 26, 2025, Mr. Green was appointed our chief executive officer, effective as of June 1, 2025. Mr. Green succeeds our previous CEO and founder, Mike Hays, who led the Company for 45 years. On August 25, 2025, Mr. Harrison was appointed our chief financial officer, effective September 25, 2025. In addition, Ms. Hrdy, Mr. Monnich, and Mr. Rau were each promoted to Executive Vice President during 2025.

In connection with these leadership changes and related changes to the Company’s strategic plan, the Compensation Committee awarded Mr. Monnich and Ms. Hrdy cash bonuses and significant long-term equity awards, as described in more detail below. In addition, Mr. Rau participated in a sales-based short-term cash incentive plan in 2025 and received an equity award in March 2026.We believe that the total compensation paid or awarded to our Named Executive Officers during 2025 was consistent with our financial performance, the individual performance of each of our Named Executive Officers, and the expected contributions of our Named Executive Officers in connection with fulfilling their new roles. The Compensation Committee also sought to align the compensation structure of Mr. Harrison, Ms. Hrdy, Mr. Monnich, and Mr. Rau with that of Mr. Green in order to more closely align incentives among members of the executive team as they work to deliver on our strategic plan. We believe that this total compensation was reasonable in its totality and is consistent with our compensation philosophies described above.

Compensation of Mr. Hays

The Compensation Committee reviews annually the salary and total compensation levels of Mr. Hays. The Compensation Committee has not proposed an increase in his salary or overall compensation since 2005, which remains at $127,400.

Elements of Compensation

Base Salary

The objective of the Compensation Committee is to establish base salary, when aligned with performance incentives, to continue to attract and retain the best talent (with the exception of Mr. Hays’ salary as noted above). We have historically attempted to minimize base salary increases in order to limit our executive compensation expense if we do not meet our objectives for financial growth under our incentive compensation program.

The annualized base salaries of our other Named Executive Officers as of the end of 2025 are set forth below:

Base Salary
Trent Green	$1,250,000

Shane Harrison	$400,000

Helen Hrdy	$400,000

Andy Monnich	$400,000

Jason Rau	$400,000

Linda Stacy(1)	N/A

(1)

Ms. Stacy retired from the Company effective December 31, 2024. She served as interim principal financial officer from February 26, 2025 until April 18, 2025, during which time she received $150 per hour for her services, but did not receive a salary. See the Summary Compensation Table for additional information.

The annualized salary for Mr. Rau was increased to the amount noted in the table above in 2025. This increase was undertaken in connection with the Compensation Committee’s reevaluation, with assistance from Mr. Green, of the compensation packages of our executive officers in light of the appointment of Mr. Green and changes to our strategic plan, and in connection with Mr. Rau’s promotion to Executive Vice President.

Base salaries paid to our Named Executive Officers represented the following percentages of their total compensation (as calculated for purposes of the Summary Compensation Table).

Base Salary Paid in 2025 as a Percentage of Total Compensation
Trent Green	6%

Shane Harrison	4%

Helen Hrdy	16%

Andy Monnich	16%

Jason Rau	59%

Michael D. Hays	69%

Linda Stacy	N/A

Short-Term and Long-Term Cash Incentive

We did not adopt a short-term or long-term cash incentive program for our Named Executive Officers in 2025, with the exception of Mr. Rau. In lieu of such program, the Compensation Committee approved cash bonus awards to be paid to our Named Executive Officers, other than Mr. Hays, Ms. Stacy, and Mr. Rau, in conjunction with the significant equity awards described under “Long-Term Equity Incentive” below. As the leader of our sales team, Mr. Rau participated in a separate short-term cash incentive program tied to sales goals. The cash bonus and incentive awards for 2025 were as follows:

2025 Cash Bonus and Incentive Awards
Trent Green	$4,503,333

Shane Harrison	$100,000

Helen Hrdy	$826,667

Andy Monnich	$826,667

Jason Rau	$249,515

The cash bonus awards were made in recognition of the Named Executive Officers’ performance and expected contributions to the Company, including (1) in the case of Mr. Green and Mr. Harrison, as an inducement to join the Company as chief executive officer and chief financial officer, respectively, and (2) in the case of Ms. Hrdy and Mr. Monnich, in recognition of their increased roles and responsibilities upon promotion to Executive Vice Presidents.

The cash bonuses awarded to Mr. Green, Ms. Hrdy, and Mr. Monnich were equal to approximately 66 2/3% of the respective values of their long-term equity awards granted in 2025. These equity grants were comprised of fully vested shares, subject to certain transfer and other restrictions described below, and, as a result, were intended to be taxable to these individuals in 2025. Accordingly, the bonuses granted to these individuals were intended in part to help offset the cash tax obligations associated with such equity awards, as the transfer restrictions associated with these awards prevented them from selling or otherwise monetizing the shares to cover such tax obligations.

Mr. Rau’s cash incentive amount reflects his participation in a separate short-term cash incentive program applicable to senior sales leaders and based on sales targets. Mr. Rau’s initial incentive plan had an annual target incentive amount of $250,000 based on achievement of quarterly sales targets, which was subject to upward or downward adjustment based on incremental achievement. Mr. Rau’s incentive plan was amended in August 2025 to reflect a new annual target of $200,000 based on an annual sales target, which was subject to upward or downward adjustment based on incremental achievement. Specific sales targets are not disclosed as such disclosure would result in competitive harm. However, the sales targets are set at levels we believe to be achievable in connection with strong performance.

Long-Term Equity Incentive

The Compensation Committee awarded significant equity grants to our Named Executive Officers in 2025 in connection with the refresh of our executive leadership team and associated changes to our strategic plan. The equity awards were intended to align the compensation of the Named Executive Officers with our stockholders’ interests and perspectives through meaningful stock ownership, with the exception of Mr. Hays, who received a more modest equity grant consistent with his historic compensation levels. Each of the Named Executive Officer’s 2025 equity awards is described below. The awards granted to Mr. Green, Mr. Harrison, Ms. Hrdy, and Mr. Monnich were amended in 2026. See “Compensation Decisions with Respect to 2026” for additional information.

●

Mr. Green – a grant of 500,000 shares of the Company’s common stock (the “Green Shares”), subject to the following restrictions: (i) the Company had the option to repurchase the Green Shares for $1.00 if Mr. Green was terminated for cause or resigned without good reason prior to the third anniversary of June 1, 2025, the effective date of his appointment as CEO (the “Green Effective Date”), (ii) prior to the third anniversary of the Green Effective Date, the Green Shares may not be transferred, except (a) with the consent of the Company or (b) to certain family members, trusts for the benefit of such family members, or upon death, incompetency, or disability, and (iii) after the third anniversary of the Green Effective Date, only 50% of the Green Shares may be transferred during Mr. Green’s employment by the Company.

●

Mr. Harrison – a grant of 172,000 restricted shares of the Company’s common stock (the “Harrison Shares”) with the following terms: (i) subject to Mr. Harrison’s continued employment, 25% of the Harrison Shares vest 90 days after September 29, 2025 (the “Harrison Effective Date”), 25% of the Harrison Shares vest on the first anniversary of the Harrison Effective Date, 25% of the Harrison Shares vest on the second anniversary of the Harrison Effective Date, and 25% of the Harrison Shares vest on the third anniversary of the Harrison Effective Date, (ii) all unvested Harrison Shares will fully vest upon a “double trigger” of a change in control and termination without cause or resignation with good reason within 90 days prior to or one year after the change in control, and (iii) Mr. Harrison will hold at least 75% of the net vested Harrison Shares (less any shares sold or withheld to fund taxes on vesting) until the value of the Harrison Shares held is at least two times his annual base salary and he will continue to hold Harrison Shares worth at least two times his annual base salary for the duration of his employment.

●

Ms. Hrdy – a grant of 100,000 shares of the Company’s common stock (the “Hrdy Shares”) issued on April 7, 2025 (the “Hrdy Grant Date”), subject to the following restrictions: (i) the Company had the option to repurchase the Hrdy Shares for $1.00 if Ms. Hrdy was terminated for cause or resigned without good reason prior to the third anniversary of the Hrdy Grant Date, (ii) prior to the third anniversary of the Hrdy Grant Date, the Hrdy Shares may not be transferred, except (a) with the consent of the Company or (b) to certain family members, trusts for the benefit of such family members, or upon death, incompetency, or disability, and (iii) after the third anniversary of the Hrdy Grant Date, only 50% of the Hrdy Shares may be transferred during Ms. Hrdy’s employment by the Company. In connection with the grant of this award, Ms. Hrdy forfeited an unvested performance-based option to purchase 100,000 shares of the Company’s common stock granted in 2024, which had a grant date fair value of approximately $1.1 million.

●

Mr. Monnich – a grant of 100,000 shares of the Company’s common stock (the “Monnich Shares”) issued on April 7, 2025 (the “Monnich Grant Date”), subject to the following restrictions: (i) the Company had the option to repurchase the Monnich Shares for $1.00 if Mr. Monnich was terminated for cause or resigned without good reason prior to the third anniversary of the Monnich Grant Date, (ii) prior to the third anniversary of the Monnich Grant Date, the Monnich Shares may not be transferred, except (a) with the consent of the Company or (b) to certain family members, trusts for the benefit of such family members, or upon death, incompetency, or disability, and (iii) after the third anniversary of the Monnich Grant Date, only 50% of the Monnich Shares may be transferred during Mr. Monnich’s employment by the Company. In connection with the grant of this award, Mr. Monnich forfeited an unvested performance-based option to purchase 100,000 shares of the Company’s common stock granted in 2024, which had a grant date fair value of approximately $1.1 million.

●	Mr. Rau – Mr. Rau did not receive an equity incentive award in 2025, but did receive such an award in 2026. See “Compensation Decisions with Respect to 2026” for additional information.

●

Mr. Hays – a grant of 11,021 stock options with an exercise price of $17.34, the closing price of the Company’s common stock the date prior to the grant date. These options vest and become fully exercisable on January 10, 2030.

The Compensation Committee does not grant option awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information about the Company for the purpose of affecting the value of executive compensation.

Other Benefits

To assist our associates in preparing financially for retirement, we maintain a 401(k) plan for all associates over 21 years of age, including our executive officers. Pursuant to the 401(k) plan, we match 25% of the first 6% of compensation contributed by our associates up to allowable Internal Revenue Service limitations. We also maintain group life, health, dental and vision insurance programs for all of our salaried associates, and our Named Executive Officers are eligible to participate in these programs on the same basis as all other eligible associates. In 2025, we also continued to provide an associate empowerment benefit (“AEB”) giving associates the option of a $2,000 401(k) contribution, Health Savings account contribution or lifestyle spending (cash option), a benefit that was first provided in 2022.

Other Polices and Considerations

Employee, Officer, and Director Hedging

We do not have practices or policies regarding the ability of employees (including officers) or directors of the Company, or any of their designees, to purchase financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. Our officers and Named Executive Officers have not historically engaged in any such hedging transactions and as of the date of this Amendment none of our officers or Named Executive Officers were party to any such hedging transactions.

Clawback Policy

The Company’s Clawback Policy covers our current and former officers subject to Section 16 of the Exchange Act, and any other senior executive otherwise designated by the Compensation Committee or the Board, including all of our Named Executive Officers (each a “Covered Executive”). Under the Clawback Policy, if there is a restatement of our financial results, certain incentive-based compensation paid or awarded to current and former officers subject to Section 16 of the Exchange Act will be subject to repayment or return if the amount of such compensation was calculated based upon the achievement of financial results that were the subject of the restatement and the amount of such compensation that would have been received by the such executives had the financial results been properly reported would have been lower than the amount actually awarded.

Additionally, the Clawback Policy permits the Compensation Committee to seek recovery of equity compensation, severance compensation, and cash incentive-based compensation previously paid to a Covered Executive if the Compensation Committee determines that the (i) the Company is required to undertake an accounting restatement due to the Company’s material noncompliance, as a result of misconduct by a the Covered Executive, with any financial reporting requirement under the U.S. federal securities laws, (ii) a Covered Executive engages in misconduct, or (iii) a Covered Executive breaches in any material respect a restrictive covenant set forth in any agreement between the Covered Executive and the Company, including but not limited to, a breach in any material respect of a confidentiality provision.

Insider Trading Policy

See Item 10 of this Annual Report on Form 10-K for information on our insider trading policy.

Potential Payments Upon Termination or Change in Control

Mr. Hays is employed at will and does not have an employment agreement or other agreement providing for payment in connection with his termination or a change in control of the Company. Ms. Stacy was an independent contractor in 2025 and was not entitled to any payments in connection with her termination or a change in control of the Company.

Each of Mr. Green, Ms. Hrdy, and Mr. Monnich are party to an agreement with the Company pursuant to which they are entitled to one-year of salary continuation payments at their then-current salary in the event of their termination without cause or resignation with good reason, regardless of whether in connection with a change in control of the Company; provided that such termination occurs (1) in the case of Mr. Green, after June 1, 2028; and (2) in the case of Ms. Hrdy and Mr. Monnich, after April 7, 2028.

Mr. Harrison is party to an agreement with the Company pursuant to which he is entitled to one-year of salary continuation payments at his then current salary in the event of his termination without cause or resignation with good reason. In addition, in the event of Mr. Harrison’s termination without cause or resignation with good reason within 90 days prior to or one year after a change in control of the Company, all then-unvested shares underlying the 172,000 restricted share grant Mr. Harrison received in 2025 vest (i.e., a “double trigger” accelerated vesting).

Mr. Rau is party to an agreement with the Company under which, in the event of his termination without cause or resignation with good reason within 90 days prior to or one year after a change in control of the Company, all then-unvested shares underlying the 60,000 restricted share grant Mr. Rau received in 2026 vest (i.e., a “double trigger” accelerated vesting).

The option award agreements for currently outstanding options held by our Named Executive Officers provide for acceleration of vesting upon death or disability.

The following table summarizes the benefits that would have been payable upon termination of employment in various circumstances, assuming the triggering event occurred on December 31, 2025:

Name/Form of Compensation	Termination without Cause or Resignation with Good Reason – no Change in Control	Termination without Cause or Resignation with Good Reason – Change in Control	Death or Disability(1)

Trent Green
Accelerated Vesting Options	—	—	—
Salary Continuation Payments	—	—	—
Total	—	—	—

Shane Harrison
Accelerated Vesting Options	—	—	—
Accelerated 2025 Restricted Shares	—	$2,421,330	—
Salary Continuation Payments	$400,000	$400,000	—
Total	$400,000	$2,821,330	—

Helen Hrdy
Accelerated Vesting Options	—	—	—
Salary Continuation Payments	—	—	—
Total	—	—	—

Andy Monich	—	—	—
Accelerated Vesting Options	—	—	—
Salary Continuation Payments	—	—	—
Total	—	—	—

Jason Rau(2)
Accelerated Vesting Options	—	—	—
Salary Continuation Payments	—	—	—
Total	—	—	—

Michael D. Hays
Accelerated Vesting Options	—	—	$15,760
Salary Continuation Payments	—	—	—
Total	—	—	$15,760

Linda Stacy
Accelerated Vesting Options	—	—	—
Salary Continuation Payments	—	—	—
Total	—	—	—

(1) The amount shown for Mr. Hays reflects the hypothetical acceleration of unvested options that were in the money as of December 31, 2025. Ms. Hrdy did not have any outstanding options that were in the money as of December 31, 2025. The other Named Executive Officers did not have any outstanding option awards as of December 31, 2025.

(2) No payments are reflected for Mr. Rau because the grant agreement providing for the potential accelerated vesting of his 2026 equity award was entered into, and the grant of such equity award was made, after December 31, 2025.

Compensation Decisions with Respect to 2026

In March 2026, the Compensation Committee granted Mr. Rau 60,000 shares of restricted stock, which vest in equal one-third increments on each of January 1, 2027, 2028, and 2029. The equity grant to Mr. Rau was intended to align his equity incentive compensation with that of the other executive officers. Mr. Rau will also participate in a sales-based short-term cash incentive plan in 2026.

In April 2026, the Compensation Committee approved an amendment to the terms of Mr. Harrison’s 2025 equity award, effective as of the original grant date, to permit the voting and receipt of dividends with respect to unvested shares underlying such award, which is how the grant has been treated for financial reporting and tax purposes since the grant date.  The amendment did not impact the grant date fair value of this award reported in the Executive Compensation Tables below.

In April, 2026, the Compensation Committee also approved amendments to the terms of Mr. Green’s, Ms. Hrdy’s, and Mr. Monnich’s 2025 equity grants. At the time the grants were made, the Compensation Committee’s intent was to provide the executives with fully vested, meaningful stock ownership to align their interests and experience with the interests and experience of non-management stockholders. This was to include feeling the economic impact of stock price increases and decreases, the receipt of dividends, and taxation of gain and dividends the same as other owners. The company materially funded, and the executives recognized and paid, income taxes in 2025 based on the grant date value as a cost of seeking this alignment.

Subsequent tax analysis identified uncertainty regarding the date on which the awards would be treated as fully vested for tax purposes, attributable to the Company’s right to repurchase the shares underlying the award for $1.00 if the executive was terminated for cause or resigned for good reason prior to the third anniversary of the grant date. To achieve the intended alignment with stockholders and put the executives as close as possible to the originally intended position, the Compensation Committee (i) amended the award agreements to eliminate the repurchase right, and (ii) approved cash bonuses in the amounts of $1,860,000 for Mr. Green and $483,000 for each of Ms. Hrdy and Mr. Monnich to cover the estimated cash taxes payable by these executives in connection with the change to the these awards and the receipt of the bonuses.

Risk Assessment of Compensation Policies and Practices

The Board relies on the Compensation Committee to address risk exposures facing us with respect to compensation, with appropriate reporting of these risks to be made to the full Board. The Compensation Committee, as part of its periodic review of compensation and benefit programs, assesses the potential risks arising from our compensation policies and practices and considers safeguards against incentives to take excessive risks. Based on its most recent review, the Compensation Committee has concluded that the risks arising from our compensation policies and practices for its associates are not reasonably likely to have a material adverse effect on us.

REPORT OF THE COMPENSATION AND TALENT COMMITTEE

The Compensation and Talent Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement.

Stephen H. Lockhart, Chairperson

Donald M. Berwick

Parul Bhandari

John N. Nunnelly

Penny A. Wheeler

EXECUTIVE COMPENSATION TABLES

2025 Summary Compensation Table

Set forth below is information regarding compensation earned by or paid or awarded to the Named Executive Officers. The identification of such Named Executive Officers is determined based on the individual’s total compensation for 2025, as reported below in the Summary Compensation Table.

The following table sets forth information concerning the total compensation of each of our Named Executive Officers with respect to 2025, 2024, and 2023, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Trent Green	2025	$697,115	$4,503,333	$6,755,000	-	-	$6,452		$11,961,900
Chief Executive Officer(2)

Shane Harrison	2025	$92,308	$100,000	$2,287,600	-	-	$1,192		$2,481,100
Chief Financial Officer(2)

Helen L. Hrdy	2025	$400,000	$826,667	$1,240,000	-	-	$8,180		$2,474,847
EVP & Chief Operating Officer	2024	$397,788	$3,539	-	$1,138,000	-	$6,559		$1,545,886
	2023	$285,000	-	-	$144,181	-	$6,507		$435,688

Andy Monnich	2025	$400,000	$826,667	$1,240,000	-	-	$8,150		$2,474,817
EVP & Chief Corporate Development Officer

Jason Rau	2025	$362,308	-	-	-	$249,515	$7,310		$619,133
Executive Vice President, Sales

Michael D. Hays	2025	$127,400	-	-	$54,554	-	$2,462		$184,416
Chair; Former Chief Executive	2024	$127,400	-	-	$55,000	-	$2,462		$184,862
Officer, President(2)	2023	$127,400	-	-	$64,455	-	$3,711		$195,566

Linda Stacy	2025	$12,500	-	-	-	-	$47,497	(3)	$59,997
Former Interim Principal Financial Officer(2)	2024	$245,395	-	-	-	-	$7,481		$252,876

(1)

Represents the aggregate grant date fair value of stock awards or option awards granted during the year, computed in accordance with FASB ASC Topic 718. See Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of assumptions made in the valuation of share-based compensation.

(2)

Mr. Hays served as our chief executive officer and principal executive officer until June 1, 2025, at which time Mr. Green became our chief executive officer and our principal executive officer and Mr. Hays became our Chair. Mr. Hays also served as our principal financial officer from April 18, 2025 until September 29, 2025, at which time Mr. Harrison became our chief financial officer and principal financial officer. Ms. Stacy served as our interim principal financial officer from February 26, 2025 until April 18, 2025, when she was succeeded by Mr. Hays.

(3)

Represents $43,269 paid to Ms. Stacy in respect of accrued PTO in connection with her retirement and $2,737 paid to Ms. Stacy as an independent contractor in connection with her service as interim principal financial officer. The balance represents 401(k) matching contributions, health savings account matching contributions, and lifestyle spending AEB benefit.

Grants Of Plan-Based Awards in 2025

We maintain the 2025 Omnibus Plan, which replaced our prior National Research Corporation 2006 Equity Incentive Plan on May 7, 2025, pursuant to which grants may be made to our executive officers. The following table sets forth information regarding all such incentive plan awards that were made to the Named Executive Officers in 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#)(2)	All other option awards: Number of securities underlying options (#)(2)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(3)

Trent Green	6/1/25	-	-	-	500,000	-	-	$6,755,000

Shane Harrison	9/29/25	-	-	-	172,000	-	-	$2,287,600

Helen L. Hrdy	4/7/25	-	-	-	100,000	-	-	$1,240,000

Andy Monnich	4/7/25	-	-	-	100,000	-	-	$1,240,000

Jason Rau	-	$50,000	$200,000	$400,000	-	-	-	-

Michael D. Hays	1/10/25	-	-	-	-	11,021	$17.34	$54,554

Linda Stacy	-	-	-	-	-	-	-	-

(1)

The Company did not adopt a short-term or long-term cash incentive plan for its Named Executive Officers in 2025, with the exception of Mr. Rau. Mr. Rau’s short-term cash incentive plan was based on the achievement of certain sales targets. The threshold, target, and maximum amounts reported for Mr. Rau reflect his short-term incentive plan as amended in 2025.

(2)

Represents fully vested stock awards granted to Mr. Green, Ms. Hrdy, and Mr. Monnich, a time-vested restricted stock award granted to Mr. Harrison, and a time-vested option award granted to Mr. Hays. See “Elements of Compensation – Long-Term Equity Incentive” for additional information.

(3)

Represents the aggregate grant date fair value of stock awards or option awards granted during the year, computed in accordance with FASB ASC Topic 718. See Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of assumptions made in the valuation of share-based compensation.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers on December 31, 2025, including the number of shares underlying exercisable, unexercisable, and unearned portions of each stock option, the exercise price and expiration date of each outstanding option.

			Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options (Exercisable) (#)		No. of Securities Underlying Unexercised Options (Unexercisable) (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)

Trent Green	-		-		-		-	-	500,000	(12)	$9,385,000

Shane Harrison	-		-		-		-	-	129,000	(13)	$2,421,330

Helen L. Hrdy	12,619	(1)(3)	-		-		$18.80	01/04/27	-		-
	8,764	(1)(4)	-		-		$36.80	01/03/28	-		-
	8,420	(1)(5)	-		-		$38.30	01/03/29	-		-
	5,699	(1)(6)	-		-		$65.80	01/03/30	-		-
	-		9,960	(1)(7)	-		$42.92	01/05/31	-		-
	-		10,118	(1)(8)	-		$42.25	01/04/32	-		-
	-		10,981	(1)(9)	-		$38.93	01/04/33	-		-
	-		-		-		-	-	100,000	(12)	$1,877,000

Andy Monnich	-		-		-		-	-	100,000	(12)	$1,877,000

Jason Rau	-		-		-		-	-	-		-

Michael D. Hays	9,145	(1)(2)	-		-		$15.23	01/05/26	-		-
	7,478	(1)(3)	-		-		$18.80	01/04/27	-		-
	5,193	(1)(4)	-		-		$36.80	01/03/28	-		-
	4,990	(1)(5)	-		-		$38.30	01/03/29	-		-
	2,904	(1)(6)	-		-		$65.80	01/03/30	-		-
	-		4,452	(1)(7)	-		$42.92	01/05/31	-		-
	-		4,523	(1)(8)	-		$42.25	01/04/32	-		-
	-		4,909	(1)(9)	-		$38.93	01/04/33	-		-
	-		-		4,833	(1)(10)	$39.54	01/19/34	-		-
	-		11,021	(11)	-		$17.34	01/10/35	-		-

Linda Stacy	-		-		-		-	-	-		-

(1)	Option to purchase shares of Common Stock.

(2)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 5, 2021.

(3)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 4, 2022.

(4)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 3, 2023.

(5)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 3, 2024.

(6)	Options vest in full on the fifth anniversary of the grant date. These options vested on January 3, 2025.

(7)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 5, 2026.

(8)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 4, 2027.

(9)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 4, 2028.

(10)	Represents options granted pursuant to 2024 Long-Term Equity Plan, which vest upon achieving a minimum total recurring contract value of $170 million as of December 31, 2026.

(11)	Options vest in full on the fifth anniversary of the grant date. These options will vest on January 10, 2030.

(12)

Represents shares which fully vested on the grant date but which were subject to repurchase by the Company for $1.00 if the Named Executive Officer’s employment terminated prior to certain time-based service milestones. In accordance with applicable SEC guidance, these shares are reported as unvested until the repurchase right lapses, which was scheduled to occur on June 1, 2028 for Mr. Green and April 7, 2028 for Ms. Hrdy and Mr. Monnich. The terms of these awards were amended in April 2026 to eliminate the repurchase right. See “Long-Term Equity Incentive” and “Compensation Decisions with Respect to 2026” above for additional information.

(13)	Represents restricted shares. One-third of these shares vest on each of September 29, 2026, September 29, 2027, and September 29, 2028.

Option Exercises and Stock Vested in 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting ($)(3)
Trent Green	-	-	-	-
Shane Harrison	-	-	43,000	$802,380
Helen L. Hrdy	12,346	$29,754	-	-
Andy Monnich	-	-	-	-
Jason Rau	-	-	-	-
Michael D. Hays	10,014	$44,763	-	-
Linda Stacy	-	-	-	-

(1)

Shares of Common Stock. Excludes shares granted to Mr. Green, Ms. Hrdy, and Mr. Monnich which fully vested on the grant date but which were subject to repurchase by the Company for $1.00 if the Named Executive Officer’s employment terminated prior to certain time-based service milestones. In accordance with applicable SEC guidance, these shares are reported as unvested until the repurchase right lapses. The terms of these awards were amended in April 2026 to eliminate the repurchase right. See “Long-Term Equity Incentive” and “Compensation Decisions with Respect to 2026” above for additional information.

(2)	Amounts represent the product of the number of shares acquired on exercise multiplied by the excess of closing market price at exercise over the exercise price per share.
(3)	Amounts represent the product of the number of shares acquired upon vesting multiplied by the closing market price on the trading day immediately prior to the vesting date.

Pay Versus Performance

							Value of initial fixed $100 investment based on:
Year	Summary Compensation Table Total for Mr. Green(1)	Compensation Actually Paid to Mr. Green(1)	Summary Compensation Table Total for Mr. Hays(1)	Compensation Actually Paid to Mr. Hays(1)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Total Stockholder Return	Peer group Total Stockholder Return(3)	Net Income	Revenue
									(in thousands)

2025	$11,961,900	$14,791,900	$184,416	$203,338	$1,621,979	$2,090,935	$47.12	$134.40	$11,600	$137,390
2024	-	-	$184,862	$(43,480)	$1,124,539	$296,563	$29.28	$142.93	$24,783	$143,060
2023	-	-	$195,566	$202,165	$428,157	$443,660	$64.34	$128.14	$30,971	$148,580
2022	-	-	$181,173	$184,526	$410,113	$418,936	$59.60	$109.59	$31,800	$151,568
2021	-	-	$217,094	$207,809	$490,467	$469,883	$64.98	$137.74	$37,466	$147,954

(1)

Each of Mr. Green and Mr. Hays served as the Principal Executive Officer (“PEO”) during 2025 and Mr. Hays was the PEO for 2024, 2023, 2022, and 2021. The following amounts were deducted and added to determine the compensation actually paid to the PEO:

Year	Summary Compensation Table Total for PEO	Deduct Stock and Option Awards Reported in the Summary Compensation Table	Add Awards Granted During the Covered FY that are Outstanding and Unvested as of the End of the Covered FY	Add Change in Fair Value as of the End of the Covered FY for Awards Granted in a Prior FY that are Outstanding and Unvested as of the End of the Covered FY	Add Fair Value as of Vesting Date for Awards Granted in Covered FY that Vested During Covered FY	Add Change in Fair Value as of the Vesting Date for Awards Granted in a Prior FY that Vested During the Covered FY	Add Dividends Paid on Awards in the Covered FY Prior to the Vesting Date that are Not Otherwise Included in Total Compensation for the Covered FY	Compensation Actually Paid to PEO

2025 – Mr. Green	$11,961,900	$(6,755,000)	$9,385,000	-	-	-	$200,000	$14,791,900
2025 – Mr. Hays	$184,416	$(54,554)	$57,530	$15,982	-	$(36)	-	$203,338
2024	$184,862	$(55,000)	$1,406	$(179,760)	-	$5,012	-	$(43,480)
2023	$195,566	$(64,455)	$70,289	$(4,749)	-	$5,514	-	$202,165
2022	$181,173	$(49,527)	$54,018	$(2,257)	-	$1,119	-	$184,526
2021	$217,094	$(49,595)	$45,549	$(7,756)	-	$2,517	-	$207,809

The shares granted to Mr. Green in 2025 fully vested on the grant date but were subject to repurchase by the Company for $1.00 if Mr. Green’s employment terminated prior to certain time-based service milestones. In accordance with applicable SEC guidance, these shares are reported as unvested until the repurchase right lapses. The terms of this award were amended in April 2026 to eliminate the repurchase right. See “Long-Term Equity Incentive” and “Compensation Decisions with Respect to 2026” above for additional information.

(2)

Mr. Harrison, Ms. Stacy, Ms. Hrdy, Mr. Monnich, and Mr. Rau were non-PEO Named Executive Officers (“NEOs”) for 2025. Jason Hahn (our former Chief Revenue Officer), Ms. Hrdy, Kevin Karas (our former Chief Financial Officer), Ms. Stacy, and Christophe Louvion (our former Chief Product Technology Officer) were non-PEO NEOs during 2024. Ms. Hrdy, Mr. Karas, and Jona S. Raasch (our former Chief Operating Officer) were non-PEO NEOs during 2023, 2022, and 2021. The following average amounts were deducted and added to determine the average compensation actually paid to the non-PEO NEOs:

Year	Average Summary Compensation Table Total for Non-PEO NEOs	Deduct Stock and Option Awards Reported in the Summary Compensation Table	Add Awards Granted During the Covered FY that are Outstanding and Unvested as of the End of the Covered FY	Add Change in Fair Value as of the End of the Covered FY for Awards Granted in a Prior FY that are Outstanding and Unvested as of the End of the Covered FY	Add Fair Value as of Vesting Date for Awards Granted in Covered FY that Vested During Covered FY	Add Change in Fair Value as of the Vesting Date for Awards Granted in a Prior FY that Vested During the Covered FY	Subtract Awards Granted in a Prior FY that Failed to Meet the Applicable Vesting Conditions During the Covered FY		Add Dividends Paid on Awards in the Covered FY Prior to the Vesting Date that are Not Otherwise Included in Total Compensation for the Covered FY	Average Compensation Actually Paid to Non-PEO NEOs

2025	$1,621,979	$(953,520)	$1,235,066	$5,444	$160,476	$(14)	-		$21,504	$2,090,935
2024	$1,124,539	$(682,800)	$17,457	$(79,628)	-	$3,933	$(86,939	)(4)	-	$296,563
2023	$428,157	$(146,711)	$159,990	$(9,317)	-	$11,541	-		-	$443,660
2022	$410,113	$(112,737)	$122,960	$(3,742)	-	$2,342	-		-	$418,936
2021	$490,467	$(112,904)	$103,693	$(16,358)	-	$4,985	-		-	$469,883

The shares granted to Ms. Hrdy and Mr. Monnich in 2025 fully vested on the grant date but were subject to repurchase by the Company for $1.00 if Ms. Hrdy’s or Mr. Monnich’s employment terminated prior to certain time-based service milestones. In accordance with applicable SEC guidance, these shares are reported as unvested until the repurchase right lapses. The terms of these awards were amended in April 2026 to eliminate the repurchase right. See “Long-Term Equity Incentive” and “Compensation Decisions with Respect to 2026” above for additional information.

(3)

Utilizes the Russell 2000 Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in our Form 10-K for the year ended December 31, 2025. Because of the uniqueness of our markets and products and lack of publicly traded peers, we do not believe that a combination of peer issuers can be selected on an industry or line-of-business basis to provide a meaningful basis for comparing stockholder return. Accordingly, the Russell 2000 Index, which is comprised of issuers with generally similar market capitalizations to that of the Company, is included in the table as permitted by applicable regulations. The comparison assumes $100 was invested for the period starting December 31, 2020, through the end of the listed year in the Company and in the Russel 2000 Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.

(4)	Represents options held by Mr. Karas that were forfeited upon his retirement in March 2024.

The relationship between the compensation actually paid to the PEO and the average compensation actually paid to the non-PEO NEOs and the cumulative total stockholder return of the Company and the Russell 2000 Index for 2025, 2024, 2023, 2022, and 2021 is represented by the graph below:

The relationship between the compensation actually paid to the PEO and the average compensation actually paid to the non-PEO NEOs and the Company’s net income for 2025, 2024, 2023, 2022, and 2021 is represented by the graph below:

The relationship between the compensation actually paid to the PEO and the average compensation actually paid to the non-PEO NEOs and the Company’s revenue for 2025, 2024, 2023, 2022, and 2021 is represented by the graph below:

The following tabular list includes the financial performance measures which in the Company’s assessment represent the most important financial performance measures used by the Company to link compensation actually paid to the Company’s NEO’s for 2025 to Company performance.

Important Financial Measures
Net Income
Revenue
Stock
Total Recurring Contract Value
Adjusted EBITDA Margin

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are providing the following information about the ratio of the median annual total compensation of our associates (i.e., employees) and the annual total compensation of Trent Green, our Chief Executive Officer. For the year ended December 31, 2025:

●      the median of the annual total compensation of all associates of the Company was reasonably estimated to be $87,276; and

●      the annual total compensation of Mr. Green was $11,961,900.

●      Based on this information, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other associates is estimated to be 137 to 1.

Our median associate was originally determined for 2024. For 2025, we used the same median associate, as there has been no change in our associate population or associate compensation arrangements that we believe would significantly impact the pay ratio disclosure.

To calculate the 2025 annual total compensation of our median associate for purposes of this disclosure, we added together all of the elements of our median associate’s compensation for 2025 in the same way that we calculate the annual total compensation of our Named Executive Officers in the Summary Compensation Table. To calculate Mr. Green’s annual total compensation, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table. To calculate our ratio, we divided Mr. Green’s annual total compensation by the annual total compensation of our median associate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of common stock of the Company (”Common Stock”) as of March 31, 2026 by: (1) each director and director nominee; (2) each of the executive officers named in the Summary Compensation Table; (3) all of the directors and executive officers as a group; and (4) each person (or group as that term is defined in Exchange Act Section 13(d)(3)) known to the Company to be the beneficial owner of more than 5% of the Common Stock. Except as otherwise indicated in the footnotes, each of the holders listed below has sole voting and investment power over the shares beneficially owned. As of March 31, 2026, there were 22,536,696 shares of Common Stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares		% (1)
Directors and Named Executive Officers (2)
Trent Green	500,000		2.2%
Shane Harrison	158,729	(3)	*
Helen L. Hrdy	180,281	(4)	*
Andy Monnich	100,000		*
Jason Rau	-		*
Michael D. Hays	847,299	(5)	3.8%
Linda Stacy	-		*
Donald M. Berwick	74,284	(4)	*
Parul Bhandari	51,267	(4)	*
Stephen H. Lockhart	53,300	(4)	*
John N. Nunnelly	110,529	(4)	*
Penny A. Wheeler	67,106	(4)	*
All directors, nominees, and executive officers as a group (twelve persons)	2,093,256		9.2%

Other Holders
Common Property Trust (6)	8,609,601		38.2%
Amandla LLC (6)	4,755,317		21.1%
Common Property Trust LLC (6)	3,854,284		17.1%
Patrick E. Beans (7)	10,575,634		46.9%
Kayne Anderson Rudnick Investment Management LLC (8)	2,657,832		11.8%

* Denotes less than 1%.

(1)

In accordance with applicable rules under the Exchange Act, the number of shares indicated as beneficially owned by a person includes shares of common stock that such person has the right to acquire within 60 days of March 31, 2026, including shares underlying options that are currently exercisable or will be exercisable within 60 days of March 31, 2026. Shares of common stock underlying stock options that are currently exercisable or will be exercisable within 60 days of March 31, 2026 are deemed to be outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	The address of all directors and officers is 1245 Q Street, Lincoln, Nebraska 68508.

(3)

Includes (i) 21,729 shares of Common Stock held directly by Mr. Harrison; (ii) 129,000 shares of restricted stock which have not vested but with respect to which Mr. Harrison has voting power; and (iii) 8,000 shares of Common Stock held indirectly by Mr. Harrison through an IRA.

(4)

Includes shares of Common Stock that may be purchased under stock options which are currently exercisable or exercisable within 60 days of March 31, 2026, as follows: Ms. Hrdy, 45,462 shares; Dr. Berwick, 74,284 shares; Ms. Bhandari, 51,267 shares; Dr. Lockhart, 53,300 shares; Mr. Nunnelly, 77,863 shares; and Dr. Wheeler, 67,106 shares.

(5)

Includes: (i) 20,154 shares of Common Stock held directly by Mr. Hays; (ii) 76,095 shares of Common Stock held by Mr. Hays’ wife (Mr. Hays disclaims beneficial ownership of the shares held by his wife); (iii) 25,017 shares of Common Stock that may be purchased under stock options which are currently exercisable or exercisable within 60 days of March 31, 2026; and (iv) an aggregate of 726,033 shares of Common Stock held directly by various irrevocable trusts (the “Irrevocable Trusts”) created by Mr. Hays for the benefit of various family members (the “Irrevocable Trust Shares”), that Mr. Hays has the right to reacquire at any time by substituting other property having equivalent value therefor (such that Mr. Hays shares beneficial ownership of the Irrevocable Trust Shares with the trusts that hold such shares directly). Excludes: (i) 4,755,317 shares of Common Stock held directly by Amandla LLC (“Amandla”), a limited liability company wholly owned by Common Property Trust (“CPT”), an irrevocable trust created by Mr. Hays for the benefit of various family members, and 3,854,284 shares of Common Stock held by Common Property Trust LLC (“CPT LLC”), a limited liability company wholly owned by CPT (collectively, the “CP Trust Shares”); (ii) 47,110 shares of Common Stock (the “1999 Trust Shares”) held directly by a trust created by Mr. Hays for the benefit of various family members (the “1999 Trust”); and (iii) an aggregate of 142,597 shares of Common Stock (the “Family Trust Shares”) held directly by two irrevocable trusts created by Mr. hays for the benefit of various family members (the “Family Trusts”). Mr. Hays has the power to replace the manager of Amandla and CPT LLC (currently Patrick E. Beans), who has direct voting and dispositive power with respect to the CP Trust Shares, at any time, subject to certain limitations as to the identity of the replacement manager. As a result, Mr. Hays may be deemed to be the beneficial owner of the CPT Trust Shares, however, Mr. Hays disclaims beneficial ownership of all CP Trust Shares. In addition, Mr. Hays has the power to replace the trustee of the 1999 Trust (currently Patrick E. Beans), who has direct voting and dispositive power with respect to the 1999 Trust Shares, at any time, subject to certain limitations as to the identity of the replacement trustee. As a result, Mr. Hays may be deemed to be the beneficial owner of the 1999 Trust Shares, however, Mr. Hays disclaims beneficial ownership of the 1999 Trust Shares. In addition, Mr. Hays has the power to replace the Protector of the Family Trusts, who can in turn replace the Special Holdings Direction Advisor of the Family Trusts at any time (currently Mr. Beans), who has direct voting and dispositive power with respect to the Family Trust Shares, subject in each case to certain limitations as to the identity of the replacement. As a result, Mr. Hays may be deemed to be the beneficial owner of the Family Trust Shares, however, Mr. Hays disclaims beneficial ownership of the Family Trust Shares. Also see footnotes (6) and (7).

(6)

CPT is: (i) the 100% owner of Amandla, which is the direct owner of 4,755,317 shares of Common Stock; and (ii) the 100% owner of CPT LLC, which is the direct owner of 3,854,284 shares of Common Stock (such that CPT and Amandla share beneficial ownership of the Common Stock held directly by Amandla; and CPT and CPT LLC share beneficial ownership over the shares of Common Stock held directly by CPT LLC). The address for CPT is 20 Montchanin Road, Suite 100, Greenville, DE 19807. The address of Amandla and CPT LLC is 709 Pier 2, Lincoln, NE 68528. Also see footnote (7).

(7)

Includes: (i) 35,003 shares of Common Stock held by Mr. Beans directly; (ii) the CP Trust Shares (Mr. Beans is the manager of Amandla and CPT LLC); (iii) the Irrevocable Trust Shares (Mr. Beans is the Special Holdings Direction Advisor and Protector of the Irrevocable Trusts); (iv) the Family Trust Shares (PB is the Special Holdings Direction Advisor and Protector of the Family Trusts); (v) the 1999 Trust Shares (Mr. Beans is the trustee of the 1999 Trust); (vi) an aggregate of 423,561 shares of Common Stock (the “Additional Shares”) held directly by various trusts created by Mr. Hays (the “Additional Shares Trusts”) for the benefit of various family members (PB is the Special Holdings Direction Advisor and Protector of the Additional Shares Trusts, with direct voting and dispositive power over the Additional Shares); (vii) an aggregate of 312,629 shares of Common Stock (the “Burr Oak Shares”) held directly by various limited liability companies (the “Burr Oak LLCs”) that are 100% owned by certain of the Irrevocable Trusts, the Family Trusts, and an Additional Share Trust (the “Burr Oak Irrevocable Trusts”) (Mr. Beans is the Special Manager of the Burr Oak LLCs); and (viii) 279,100 shares of Common Stock (the “Foundation Shares”) held by a charitable foundation formed by Mr. Hays (Mr. Beans is one of two members of the Special Holdings Direction Advisor Committee for such foundation). As a result, Mr. Beans shares beneficial ownership over: (1) the CP Trust Shares with CPT, Amandla and CPT LLC; (2) the Irrevocable Trust Shares with the Irrevocable Trusts and Mr. Hays; (3) the Family Trust Shares with the Family Trusts; (4) the 1999 Trust Shares with the 1999 Trust; (5) the Additional Trust Shares with the Additional Trusts; (6) the Burr Oak Shares with the Burr Oak LLCs and the Burr Oak Irrevocable Trusts; and (7) the Foundation Shares with the other member of the Special Holdings Direction Advisor Committee for such foundation and such foundation (Mr. Beans disclaims beneficial ownership of the Foundation Shares). Mr. Bean’s address is 709 Pier 2, Lincoln, NE 68528.

(8)

The number of shares owned set forth above in the table is as of or about December 31, 2025 as reported by Kayne Anderson Rudnick Investment Management LLC (“Kayne Anderson”) in its amended Schedule 13G filed with the Securities and Exchange Commission on February 13, 2026. The address for Kayne Anderson is 2000 Avenue of the Stars, Suite 1110, Los Angeles, California 90067. Kayne Anderson reports sole voting power with respect to 458,587 of these shares; sole dispositive power with respect to 481,196 of these shares; and shared voting and dispositive power with respect to 2,176,636 of these shares. The amended Schedule 13G further provides that the shares noted as beneficially owned by Kayne Anderson include: (i) 1,739,966 shares beneficially owned by Virtus Investment Advisers, LLC, One Financial Plaza, Hartford, Connecticut 06103, for which such person has shared voting and dispositive power; and (ii) 1,708,009 shares beneficially owned by Virtus Equity Trust on behalf of Virtus KAR Small Cap Growth Fund, 101 Munson Street, Greenfield, Massachusetts 01301, for which such person has shared voting and dispositive power.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025.

Plan Category Common Shares	Number of Securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	471,155	$37.83	—
Equity compensation plans approved by security holders(2)	242,460	12.68	4,106,811
Equity compensation plans not approved by security holders	—	—	—
Total	713,615	$29.28	4,106,811

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

Transactions with Related Persons

The Company had no related person transactions during 2025, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest. Our Board has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

●      A “related person” means any of our directors, executive officers, nominees for director, any holder of 5% or more of the Common Stock, or any of their immediate family members; and

●      A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to the Audit Committee certain information relating to related person transactions for review, approval or ratification by the Audit Committee. Disclosure to the Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Audit Committee’s decision whether to approve or ratify a related person transaction is to be made in light of the Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board.

Director Independence

Of the seven directors currently serving on the Board, the Board has determined that Donald M. Berwick, Parul Bhandari, Stephen H. Lockhart, John N. Nunnelly, and Penny A. Wheeler are “independent directors” as that term is defined in the listing standards of The NASDAQ Stock Market.

Currently, Mike Hays serves as Chair of the Board. While our Chair and chief executive officer are currently separate, we do not have a policy on whether the roles of chief executive officer and Chair must be separate. The Board has, however, designated a lead director since 2007, with Mr. Nunnelly serving as the lead director since May 2012.

The lead director is an independent director who is appointed by the independent directors and who works closely with the chief executive officer and Chair. In addition to serving as the principal liaison between the independent directors and the chief executive officer and Chair in matters relating to the Board as a whole, the primary responsibilities of the lead director are as follows:

●      Preside at all meetings of the Board at which the Chair is not present, including any executive sessions of the independent directors, and establish agendas for such executive sessions in consultation with the other directors, the chief executive officer, and the Chair;

●     Advise the chief executive officer and the Chair as to the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively perform their duties;

●      Have the authority to call meetings of the independent directors as appropriate; and

●      Be available to act as the spokesperson for the Company if the chief executive officer or the Chair is unable to act as the spokesperson.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP acted as the independent registered public accounting firm for us in 2025. The Audit Committee is solely responsible for the selection, retention, oversight and, when appropriate, termination of our independent registered public accounting firm.

The fees to KPMG LLP for the fiscal years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit Fees(1)	$548,000	$535,275
Audit-Related Fees(2)	138,900	133,000
Tax Fees(3)	160,275	120,142
All Other Fees	-	-
Total	$847,175	$788,417

(1)	Audit of annual financial statements, review of financial statements included in Form 10-Q and other services normally provided in connection with statutory and regulatory filings.
(2)	Information security audit services.
(3)	Tax consultations and tax return preparation including out-of-pocket expenses.

The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by our independent registered public accounting firm. Pursuant to these policies and procedures, the Audit Committee may form, and delegate authority to, subcommittees consisting of one or more members when appropriate to grant such pre-approvals, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management. In 2025, the Audit Committee pre-approved all services provided by our independent registered public accounting firm, and no fees to the independent registered public accounting firm were approved pursuant to the de minimis exception under the Securities and Exchange Commission’s rules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___th day of April 2026.

NRC HEALTH

By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trent S. Green	Chief Executive Officer and Director	April 28, 2026
Trent S. Green	(Principal Executive Officer)

/s/ Shane Harrison	Chief Financial Officer	April 28, 2026
Shane Harrison	(Principal Financial Officer)

/s/ Jordan Freeman	Chief Accounting Officer	April 28, 2026
Jordan Freeman	(Principal Accounting Officer)

/s/ Michael D. Hays	Director and Chairman of the Board	April 28, 2026
Michael D. Hays

/s/ Donald M. Berwick	Director	April 28, 2026
Donald M. Berwick

/s/ John N. Nunnelly	Director	April 28, 2026
John N. Nunnelly

/s/ Penny A. Wheeler	Director	April 28, 2026
Penny A. Wheeler

/s/ Stephen H. Lockhart	Director	April 28, 2026
Stephen H. Lockhart

/s/ Parul Bhandari	Director	April 28, 2026
Parul Bhandari