Form 10-Q
period 2026-03-31
NRC HEALTH
filed 2026-05-06
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

National Research Corporation
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.001 par value, outstanding as of April 30, 2026: 22,536,696

NRC HEALTH

FORM 10-Q INDEX

For the Quarter Ended March 31, 2026

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as NRC Health, formerly known as National Research Corporation (“the Company,” “we,” “our,” “us” or similar terms), “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “creates,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for, our service offerings, future opportunities for growth with respect to new and existing customers, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue, expenses, and margins, future revenue estimates used to calculate total recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, future non-cash charges related to executive equity awards, our future use of owned and leased real property, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

PART I – Financial Information

ITEM 1. Financial Statements

NRC HEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,547	$4,139
Trade accounts receivable, less allowance for credit losses of $90 and $80, respectively	10,833	11,108
Prepaid expenses	5,662	3,914
Income taxes receivable	481	528
Other current assets	461	520
Total current assets	19,984	20,209

Property and equipment, net	40,305	40,474
Intangible assets, net	2,165	2,227
Goodwill	66,152	66,152
Deferred contract costs, net	3,123	2,498
Other noncurrent assets	2,830	3,318
Total assets	$134,559	$134,878
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,015	$4,014
Accounts payable	2,227	1,169
Accrued wages and bonuses	6,603	7,218
Accrued expenses	2,582	2,897
Dividends payable	3,606	3,625
Deferred revenue	17,192	16,201
Income taxes payable	1,768	550
Other current liabilities	477	946
Total current liabilities	38,470	36,620

Notes payable, net of current portion and unamortized debt issuance costs	74,017	75,021
Deferred income taxes	5,999	5,984
Other long-term liabilities	2,578	3,263
Total liabilities	121,064	120,888

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,975,649 in 2026 and 31,966,504 in 2025, outstanding 22,536,696 in 2026 and 22,637,252 in 2025	32	32
Additional paid-in capital	185,627	183,880
Retained earnings (accumulated deficit)	(17,682)	(17,298)
Treasury stock, at cost; 9,438,953 and 9,329,252 Common shares in 2026 and 2025, respectively	(154,482)	(152,624)
Total shareholders’ equity	13,495	13,990
Total liabilities and shareholders’ equity	$134,559	$134,878

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$34,803	$33,551

Operating expenses:
Direct	13,646	13,057
Selling, general, and administrative	13,419	10,356
Depreciation and amortization	2,169	1,542
Total operating expenses	29,234	24,955

Operating income	5,569	8,596

Other income (expense):
Interest income	35	19
Interest expense	(1,255)	(899)
Other, net	30	7

Total other expense	(1,190)	(873)

Income before income taxes	4,379	7,723

Provision for income taxes	1,157	1,936

Net income	$3,222	$5,787

Earnings per share of common stock:
Basic	$0.14	$0.25
Diluted	$0.14	$0.25

Weighted average shares and share equivalents outstanding:
Basic	21,799	22,972
Diluted	21,911	22,974

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2025	$32	$183,880	$(17,298)	$(152,624)	$13,990
Purchase of 109,701 shares treasury stock	-	-	-	(1,858)	(1,858)
Issuance of 9,145 shares of common stock for the exercise of stock options	-	139	-	-	139
Non-cash stock compensation expense	-	1,608	-	-	1,608
Dividends declared of $0.16 per share of common stock	-	-	(3,606)	-	(3,606)
Net income	-	-	3,222	-	3,222
Balances at March 31, 2026	$32	$185,627	$(17,682)	$(154,482)	$13,495

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

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

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$3,222	$5,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,169	1,542
Deferred income tax expense (benefit)	(36)	1,860
Reserve for uncertain tax positions	(56)	76
Non-cash share-based compensation expense	1,608	171
Change in fair value of contingent consideration	-	31
Loss on extinguishment of debt	-	67
Amortization of debt issuance costs	27	15
Net changes in assets and liabilities:
Trade accounts receivable	275	(272)
Prepaid expenses and other current and long-term assets	(1,627)	(2,419)
Deferred contract costs, net	(625)	24
Operating lease assets and liabilities, net	(30)	(26)
Accounts payable	942	627
Accrued expenses, wages, and bonuses	(889)	(472)
Income taxes receivable and payable	1,265	(80)
Deferred revenue	935	(285)
Net cash provided by operating activities	7,180	6,646

Cash flows from investing activities:
Capital expenditures	(1,834)	(2,986)
Net cash used in investing activities	(1,834)	(2,986)

Cash flows from financing activities:
Borrowings on notes payable	-	27,738
Payments on notes payable	(1,030)	(28,724)
Borrowings on revolving loan	2,500	8,000
Payments on revolving loan	(2,500)	(4,503)
Payment of debt issuance costs	-	(62)
Payments on finance lease obligations	(3)	(2)
Proceeds from the exercise of share-based awards	139	132
Payment of acquisition contingent consideration	(484)	(280)
Repurchase of shares for treasury	(1,935)	(4,920)
Payment of dividends on common stock	(3,625)	(2,770)
Net cash used in financing activities	(6,938)	(5,391)

Change in cash and cash equivalents	(1,592)	(1,731)
Cash and cash equivalents at beginning of period	4,139	4,233
Cash and cash equivalents at end of period	$2,547	$2,502

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Three months ended
	March 31,
	2026	2025
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$1,247	$774
Income taxes		$80
Income taxes (federal)	$-
Income taxes (state and local)	$26
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$450	$2,131
Repurchase of shares for treasury in accounts payable and accrued expenses	$151	$47
Debt issuance costs included in accrued expenses	$-	$81
New debt issued to existing lender	$-	$34,396
Debt extinguished using proceeds from new debt	$-	$62,076
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	$-	$351

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our condensed consolidated balance sheet at December 31, 2025, was derived from our audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2026.

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

Deferred Contract Costs

We defer incremental costs of obtaining customer contracts. These costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. We deferred incremental costs of obtaining a contract of $908,000 and $354,000 in the three-month periods ended March 31, 2026, and 2025, respectively. Deferred contract costs, net of accumulated amortization was $3.1 million and $2.5 million at March 31, 2026, and December 31, 2025, respectively. Total amortization by expense classification for the three-month periods ended March 31, 2026, and 2025 was as follows (in thousands):

	2026	2025
Direct expenses	$32	$20
Selling, general, and administrative expenses	$240	$356
Total amortization	$272	$376

Fair Value Measurements

Our contingent consideration liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The measurement period for the contingent consideration arrangement was completed as of December 31, 2025. The remaining liability was settled during the quarter and no balance remained at March 31, 2026.

Commitments and Contingencies

There were no material changes to the Company’s commitments, contingencies, or legal proceedings from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

Recently Adopted Accounting Standards

We elected the practical expedient under ASU 2025-05 to estimate expected credit losses for current accounts receivable and current contract assets by assuming current conditions as of the balance-sheet date remain unchanged over the remaining life of the assets. The adoption and election did not have a material impact on our condensed consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

We monitor recently issued accounting pronouncements to assess their potential impact on our consolidated financial statements and related disclosures. The following Accounting Standards Updates (“ASUs”) have been issued but not yet adopted. The Company has evaluated or is currently evaluating each standard to determine the impact of adoption.

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

We derive a majority of our revenue from renewable subscription‑based service agreements with our customers. These arrangements represent a single promise to stand ready to provide services over the contractual term and are recognized ratably as the related services are provided. As a result, the significant majority of our revenue is recognized over time.

Revenue recognized over time totaled $33.3 million and $31.0 million for the three months ended March 31, 2026 and 2025, respectively. Revenue associated with performance obligations satisfied at a point in time, including one‑time specified services, as well as revenue from fixed, non‑subscription and unit‑priced service arrangements, was not material for either period.

Total revenue for the three months ended March 31, 2026, was $34.8 million, compared to $33.6 million for the three months ended March 31, 2025, with the increase primarily attributable to growth in subscription‑based services.

Our revenue recognition patterns during the quarter are consistent with those disclosed in our Annual Report on Form 10‑K.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivables	$10,833	$11,108
Contract assets included in other current assets	$75	$132

Deferred revenue, current portion	$17,192	$16,201
Noncurrent deferred revenue included in other long-term liabilities	$18	$74

Deferred revenue increased by $1.0 million primarily due to new billings exceeding revenue recognized during the period.

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2026, approximated $194.5 million, of which $61.5 million is expected to be recognized over the next 12 months, with the remainder recognized thereafter.

(3)	INCOME TAXES

The effective tax rate was 26% and 25% for the three-month periods ended March 31, 2026, and 2025, respectively. The increase in the effective tax rate was primarily driven by a higher impact from non-deductible executive compensation under IRC Section 162(m).

(4)	NOTES PAYABLE

Our long‑term debt consists of amounts outstanding under the Credit Agreement entered into in February 2025, as described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There were no amendments, modifications, or new debt issuances during the three months ended March 31, 2026. Our long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Delayed Draw Term Loan	$78,376	$79,406
Less: current portion	(4,015)	(4,014)
Less: unamortized debt issuance costs	(344)	(371)
Notes payable, net of current portion	$74,017	$75,021

As of March 31, 2026, we were in compliance with all financial covenants.

(5)	SHARE-BASED COMPENSATION

Our 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, provides for the granting of equity-based awards, as described in our Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026, 3.9 million shares of common stock were available for issuance pursuant to future grants under the plan.

Service-Based Stock Option Awards

We grant stock options to directors and select executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 17,638 and 11,021 service-based stock option awards during the three-month period ended March 31, 2026 and 2025, respectively.

The fair value of service-based stock options granted in 2026 was estimated using a Black-Scholes valuation model with the following weighted average assumptions:

2026
Expected dividend yield at date of grant	3.49%
Expected stock price volatility	34.51%
Risk-free interest rate	3.85%
Expected life of options (in years)	5.0

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

The following table summarizes service-based stock option activity for the three-month period ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2025	608,782	$27.52
Granted	17,638	$22.01
Exercised	9,145	$15.23
Expired	-
Forfeited	-
Outstanding at March 31, 2026	617,275	$27.54	7.05	$-
Exercisable at March 31, 2026	401,138	$33.13	6.17	$-

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2025 or 2026 since achieving the performance goals was not deemed probable. There was no activity related to performance‑based stock option awards during the three months ended March 31, 2026.

As of March 31, 2026, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $1.4 million which was expected to be recognized over a weighted average period of 1.6 years.

There was $139,000 and $132,000 of cash received from stock options exercised during the three-month periods ended March 31, 2026 and 2025, respectively. We recognized $245,000 and $171,000 of non-cash compensation expense for the three-month periods ended March 31, 2026, and 2025, respectively, which is included in selling, general, and administrative expenses.

Non-vested Stock Awards and Restricted Stock Units

No shares of non-vested restricted stock awards (RSAs) were granted during the three-month periods ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there were 829,000 non-vested restricted stock awards outstanding with total remaining unrecognized compensation expense of $7.7 million expected to be recognized over a weighted average period of 2.1 years. We recognized non-cash compensation expense of $1.0 million for the three-month period ended March 31, 2026, related to non-vested stock, which is included in selling, general, and administrative expenses. No expense was recognized for the three-month period ended March 31, 2025.

We granted 160,000 restricted stock units (RSUs) during the three months ended March 31, 2026. No RSUs were granted in 2025. RSUs do not carry dividend or voting rights prior to vesting. At March 31, 2026, 160,000 RSUs were outstanding, with total remaining unrecognized compensation expense of $2.4 million expected to be recognized over a weighted‑average period of 1.8 years. We recognized non‑cash compensation expense of $331,000 for the three months ended March 31, 2026, related to RSUs, which is included in selling, general, and administrative expenses. No expense was recognized for the three-month period ended March 31, 2025.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill totaled $66,152 at March 31, 2026, and no impairments were recognized during the three month-period then ended.

Intangible assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(13,160)	(13,098)
Other intangible assets, net	$2,165	$2,227

(7)	EARNINGS PER SHARE

Basic net income per share was computed using the weighted-average shares of common stock outstanding during the period.

Diluted net income per share was computed using the weighted-average shares of common stock and, if dilutive, the potential common stock outstanding during the period. Potential shares of common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.

We had 370,699 and 427,838 options of common stock for the three-month periods ended March 31, 2026, and 2025, respectively, which have been excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. Performance-based stock option awards have not been included in the computation since the conditions have not been met.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$3,222	$5,787
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(133)	-
Net income attributable to common shareholders	3,089	5,787
Denominator for net income per share – basic:
Weighted average shares of common stock outstanding – basic	21,799	22,972
Net income per share – basic	$0.14	$0.25

Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	3,089	5,787
Denominator for net income per share – diluted:
Weighted average shares of common stock outstanding – basic	21,799	22,972
Weighted average effect of dilutive securities – stock options	56	2
Weighted average effect of dilutive securities – restricted stock units	56	0
Denominator for diluted earnings per share – adjusted weighted average shares	21,911	22,974
Net income per share – diluted	$0.14	$0.25

(8)	Segment Information

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

In addition to consolidated net income, the CODM is regularly provided supplemental information regarding certain management bonuses (when applicable), noncash stock compensation expense, and the related income tax, as presented below for the three months ending (in thousands):

	March 31, 2026	March 31, 2025
Noncash stock compensation	1,608	171
Tax benefit on noncash stock compensation	262	43

(9)	Subsequent Event

On April 27, 2026, the Compensation and Talent Committee of our Board of Directors approved amendments to equity awards granted to certain executives in 2025. The amendments eliminated the Company’s right to repurchase the shares underlying these awards if the executives’ employment terminated under certain circumstances prior to the third anniversary of the respective grant dates. The impacted executives were also awarded bonuses intended to cover their anticipated tax obligations in connection with these amendments.

The amendments and related bonuses are expected to result in approximately $9.4 million of expense during the second quarter of 2026, consisting of (i) approximately $6.5 million of non-cash accelerated equity compensation expense, substantially all of which would otherwise have been recognized ratably through the second quarter of 2028, and (ii) approximately $2.9 million of cash bonus expense, primarily related to tax payments. The Company’s effective tax rate for the second quarter and the remainder of 2026 is expected to be impacted by the non-deductibility of these amounts.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	(In thousands, except percentages) Three Months Ended March 31,		Percentage Increase (Decrease)
	2026	2025	2026 over 2025
Revenue	$34,803	$33,551	4
Direct expenses	13,646	13,057	5
Selling, general, and administrative	13,419	10,356	30
Depreciation and amortization	2,169	1,542	41
Operating income	5,569	8,596	(35)
Total other expense	(1,190)	(873)	36
Provision for income taxes	1,157	1,936	(40)
Effective Tax Rate	26%	25%	1
Operating margin	16%	26%	(10)
Total Recurring Contract Value	$152,070	$134,371	13
Cash provided by operating activities	7,180	6,646	8

Revenue. Revenue in the 2026 period increased compared to the 2025 period by $1.3 million. This was mainly from $0.6 million higher recurring revenue from existing customers compared to the prior year, and $0.5 million higher revenue from new customers, compared to the prior year.

Direct expenses. Direct expenses consist primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, third party software subscription costs, hosted customer conferences, and other direct expenses associated with revenue. Personnel costs within direct expenses are associated with individuals in product delivery, customer support, thought leadership, conference support, technology infrastructure, and product development. Direct expenses represented 39% of revenue for both 2026 and 2025. Direct expenses increased to $13.6 million in 2026 from $13.1 million in 2025, primarily driven by higher third‑party software subscription costs and increased spending on IT contractor services related to continued investments in technology and development.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist of salaries and employee benefits, commission and amortization of deferred commission, stock-based compensation, employee travel and lodging, third party software subscription and platform costs, marketing costs, facility expenses, office expenses, fees for professional services, provision for credit losses, and other operational expenses. Personnel costs within selling, general, and administrative expenses are associated with individuals in sales, marketing, accounting, business development, human resources, administrative, product development, internal information systems, and executive management. Selling, general, and administrative expenses increased to $13.4 million for the three months ended March 31, 2026, from $10.4 million for the same period in 2025. The increase was primarily driven by $1.4 million of higher stock‑based compensation related to executive leadership and approximately $0.5 million of executive salary expense that was not present in the prior‑year period. The remaining increase was attributable to higher computer software subscription expenses to support ongoing technology investments, regulatory-related accruals, and the timing of corporate‑related expenses.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2026 period compared to the 2025 period due to the completion of our headquarters building renovations in June 2025.

Operating income and margin. Operating income decreased in the 2026 period compared to the 2025 period due to the increased compensation related to our executive leadership transition and increased investment in technology.

Total other expense. Total other expense increased in the 2026 period compared to the 2025 period due to higher interest expense due to a higher balance on the Delayed Draw Term Loan.

Provision for income taxes and effective tax rate. Provision for income taxes decreased in the 2026 period compared to the 2025 period primarily due to decreased taxable income, partially offset by an increase in the effective tax rate. The effective tax rate increased in the 2026 period due to executive compensation subject to the deductibility limitations under Section 162(m), which did not affect the effective tax rate in the first quarter of 2025.

Total Recurring Contract Value (TRCV). TRCV at March 31, 2026, was higher compared to March 31, 2025, primarily due to sales to new and existing customers and to improved retention of contracts with existing customers. We view TRCV as a leading indicator of our future revenue trends. TRCV represents the total annualized contract value of recurring amounts under customer contracts that are in effect or contractually committed as of the most recent quarter-end and are expected to be in force over the subsequent 12 months, based on contractual pricing and term provisions. TRCV is calculated using contracted recurring fees and assumes no upsells, downsells, price changes, early terminations, or non-renewals, unless we have been notified of such changes by the customer as of the measurement date. TRCV is an operating metric and is not a measure of revenue recognized under U.S. GAAP. The timing and amount of revenue we recognize under ASC 606 may differ from the pattern implied by TRCV due to allocation of transaction price and the timing of satisfaction of performance obligations. As a result, there is typically a lag between changes in TRCV and changes in our reported revenue. Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within subsequent periods, although intervening factors may affect this relationship.

Recent Developments

In April 2026, the Compensation and Talent Committee of our Board of Directors approved amendments to equity awards granted to certain executives in 2025. The amendments eliminated the Company’s right to repurchase the shares underlying these awards if the executives’ employment terminated under certain circumstances prior to the third anniversary of the respective grant dates. The impacted executives were also awarded bonuses intended to cover their anticipated tax obligations in connection with these amendments.

The amendments and related bonuses are expected to result in approximately $9.4 million of expense during the second quarter of 2026, consisting of (i) approximately $6.5 million of non-cash accelerated equity compensation expense, substantially all of which would otherwise have been recognized ratably through the second quarter of 2028, and (ii) approximately $2.9 million of cash bonus expense, primarily related to tax payments. The Company’s effective tax rate for the second quarter and the remainder of 2026 is expected to be impacted by the non-deductibility of these amounts. The acceleration of equity compensation expense eliminates the impact of these awards on future periods.

Non-GAAP Financial Measures

In addition to consolidated GAAP financial measures, we review various non-GAAP financial measures that management believes to be important in the evaluation of its operating results and performance, including “Adjusted Net Income,” “Adjusted Earnings per Share,” “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Free Cash Flow,” and “Free Cash Flow Margin.”

We believe Adjusted Net Income, Adjusted Earnings per Share, Adjusted EBITDA, and Adjusted EBITDA Margin are helpful supplemental measures to assist management and investors in evaluating our operating results as (i) they exclude certain items that are unusual in nature or whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business, and (ii) the exclusion of non-cash stock compensation is useful for investors applying certain valuation metrics and is consistent with the leverage ratio for our credit facility. Adjusted Net Income represents net income adjusted to add back certain management bonuses and non-cash stock compensation and the related tax. Adjusted EBITDA represents net income before interest, taxes, depreciation, amortization, certain management bonuses, and non-cash stock compensation items. Adjusted EBITDA Margin represents Adjusted EBITDA divided by our revenue.

We consider Free Cash Flow to be a measure that provides useful information to management and investors about our liquidity. Free Cash Flow does not represent residual cash flow available for discretionary expenditures. We define Free Cash Flow as net cash provided by operating activities less capital expenditures. Free Cash Flow Margin represents Free Cash Flow divided by our revenue.

We view Adjusted Net Income, Adjusted Earnings per Share, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, and Free Cash Flow Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measures to Adjusted Net Income and Adjusted Earnings per Share are GAAP Net Income and GAAP Earnings per Share, respectively, the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin is GAAP Net Income and GAAP Net Income Margin, and the most directly comparable GAAP financial measure to Free Cash Flow and Free Cash Flow Margin is GAAP Net Cash Provided by Operating Activities and GAAP Net Cash Provided by Operating Activities Margin.

Non-GAAP measures are supplemental financial measures of our performance and should not be considered substitutes for net income, earnings per share, or any other measure derived in accordance with GAAP. This information should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted Net Income and Adjusted Earnings per Share

The following table presents a reconciliation of GAAP net income and GAAP earnings per share to adjusted net income and adjusted earnings per share, respectively, for each of the periods indicated (in thousands excluding earnings per share):

	Three Months Ended March 31,
	2026	2025

Net income	$3,222	$5,787
Add back:
Non-cash stock compensation	1,608	171
Tax on stock compensation	(262)	(43)
Adjusted net income	$4,568	$5,915

Earnings per share of common stock, diluted	$0.14	$0.25
Adjusted earnings per share of common stock, diluted	$0.21	$0.26
Weighted average shares and share equivalents outstanding, diluted	21,911	22,974

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of GAAP net income and GAAP net income margin to adjusted EBITDA and adjusted EBITDA margin, respectively, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net income	$3,222	$5,787
Add back:
Depreciation and amortization	2,169	1,542
Interest expense	1,255	899
Income taxes	1,157	1,936
Non-cash stock compensation	1,608	171
Adjusted EBITDA	$9,411	$10,335

Net income margin	9.3%	17.2%
Adjusted EBITDA margin	27.0%	30.8%

Free Cash Flow and Free Cash Flow Margin

The following table presents a reconciliation of GAAP net cash provided by operating activities and net cash provided by operating activities margin to free cash flow and free cash flow margin, respectively, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$7,180	$6,646
Less:
Capital expenditures	1,834	2,986
Free cash flow	$5,346	$3,660

Net cash provided by operating activities margin	20.6%	19.8%
Free cash flow margin	15.4%	10.9%

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which include funding of innovation and growth investments, including merger and acquisition activity as well as internal projects, and returning capital to shareholders through dividends and share repurchases.

As of March 31, 2026, our principal sources of liquidity included $2.5 million of cash and cash equivalents, up to $30.0 million of unused borrowings under our Revolving Loan and an additional $27.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities primarily consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, and the effect of working capital changes. Cash provided by operating activities increased primarily due to working capital changes, partially offset by a decrease in net income. Working capital changes were mainly driven by trade accounts receivable and prepaid expenses primarily due to timing of billings and payments, and higher deferred revenue. Cash provided by operating activities was also partially offset by an increase in net income net of non-cash items.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $18.5 million and $16.4 million on March 31, 2026, and December 31, 2025, respectively. The change was primarily due to decreases in cash and cash equivalents and increases in accounts payable, deferred revenue, and income taxes payable. Cash and cash equivalents decreased mainly due to the payment of dividends and the repurchase of shares of our common stock for treasury. The decrease in cash and cash equivalents was partially offset by cash from operating activities. Our working capital is significantly impacted by our large deferred revenue balances which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on March 31, 2026, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of capitalized internal-use software and purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments of dividends on our common stock, payments on our Delayed Draw Term Loan, repurchases of common stock, and cash to pay contingent consideration related to our 2024 acquisition of Nobl Health.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $3.6 million were paid in the three months ended March 31, 2026. Additional dividends of $3.6 million were declared in the three months ended March 31, 2026, and paid in April 2026. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our Board of Directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $1.8 million for capital expenditures in the three months ended March 31, 2026. These expenditures consisted primarily of computer hardware and software and costs related to software development for our Human Understanding® solutions.

Debt

Our credit agreement (the “Credit Agreement”), includes (i) a $30.0 million revolving credit facility (the “Revolving Loan”) and (ii) a $110.0 million delayed draw-down term facility (the “Delayed Draw Term Loan” and, together with the Revolving Loan, the “Credit Facilities”). The Delayed Draw Term Loan includes an accordion feature that, so long as no event of default exists or would exist after giving effect to such increase, allows us to request an increase in the Delayed Draw Term Loan of up to the lesser of (x) $25.0 million and (y) our EBITDA as of the preceding four fiscal quarters, exercisable in increments of $10.0 million (or the remaining available amount of the accordion, if less). We may use the Delayed Draw Term Loan to fund permitted future business acquisitions, repurchases of our common stock, capital expenditures, or payment of dividends and the Revolving Loan to fund ongoing working capital needs and for other general corporate purposes.

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.02% at March 31, 2026).

The outstanding balance on the Delayed Draw Term Loan was $78.4 million at March 31, 2026. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at March 31, 2026, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of March 31, 2026, we had no borrowings outstanding and the availability to borrow $30.0 million on the Revolving Loan. Our weighted average short-term borrowings for the three-month periods ended March 31, 2026, and 2025 were $1.9 million and $2.0 million, respectively. The weighted average interest rate on short-term borrowings during the three-month periods ended March 31, 2026, and 2025 was 6.04% and 6.67%, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of March 31, 2026, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing, and mail inserting equipment as well as office and data center space. As of March 31, 2026, we had fixed lease payments of $493,000 and $8,000 for operating and finance leases, respectively payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.3 million as of March 31, 2026. See Note 3, "Income Taxes", to the Condensed Consolidated Financial Statements contained in this report for income tax related information.

Stock Repurchase Program

In March 2026, our Board of Directors approved a stock repurchase program authorizing the repurchase up to $60.0 million of our outstanding common stock through March 31, 2028 (the “2026 Program”). Under this authorization, may repurchase shares from time to time in the open market, through privately negotiated transactions, and/or other means in compliance with the Securities and Exchange Act of 1934 and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2026, we repurchased 109,701 shares of our common stock for an aggregate of $1.9 million.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025, that have a material impact on our Condensed Consolidated Financial Statements and the related Notes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the disclosures regarding our market risk exposures made in its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Credit Agreement provides that, in order for us to pay dividends or repurchase our common stock, there must be no default or event of default existing or that would result from such payment and we must show that we would comply with the Credit Agreement’s fixed charge coverage ratio and consolidated cash flow leverage ratio after giving pro forma effect to such payment.

The table below summarizes repurchases of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Jan 1 – Jan 31, 2026	-	-	-	$-
Feb 1 – Feb 28, 2026	-	-	-	-
Mar 1 – Mar 31, 2026	109,701	17.51	109,701	58,066,938
Total	109,701		109,701	$58,066,938

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended March 31, 2026, excise tax expense totaled $17,624.
(2)

In March 2026, our Board of Directors authorized the 2026 Program, which authorizes the repurchase up to $60.0 million of our outstanding common stock through March 31, 2028. During the three months ended March 31, 2026, we repurchased 109,701 shares of our common stock for an aggregate of $1.9 million.

ITEM 5.	Other Information

During the first quarter of 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)	Certificate of Incorporation of the Company, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(3.2)

Certificate of Amendment to Certificate of Incorporation of the Company, dated April 15, 2026 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026 (File No. 001-35929)]

(3.3)	Amended and Restated Bylaws of the Company as of April 15, 2026 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 20, 2026 (File No. 001-35929)]

(4.1)	Certificate of Incorporation of the Company, effective June 30, 2021 [Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-35929)]

(4.2)

Certificate of Amendment to Certificate of Incorporation of the Company, dated April 15, 2026 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026 (File No. 001-35929)]

(4.3)	Amended and Restated Bylaws of the Company as of April 15, 2026 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 20, 2026 (File No. 001-35929)]

(31.1)**	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of NRC Health for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC HEALTH

Date: May 5, 2026	By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Shane Harrison
Shane Harrison Chief Financial Officer (Principal Financial Officer)