Form 10-Q
period 2026-06-30
NRC HEALTH
filed 2026-08-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Common Stock, $.001 par value, outstanding as of July 31, 2026: 22,119,566

NRC HEALTH

FORM 10-Q INDEX

For the Quarter Ended June 30, 2026

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as NRC Health (“the Company,” “we,” “our,” “us” or similar terms) “believes,” “expects,” “may,” “could,” “anticipates,” “estimates,” “plans,” “creates,” “intends,” or the use of words such as “would,” “will,” “may,” “could,” “goal,” “focus,” or “should,” or other words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. In this Quarterly Report on Form 10-Q, statements regarding the value and utility of, and market demand for our service offerings, future opportunities for growth with respect to new and existing customers, our future ability to compete and the types of firms with which we will compete, future consolidation in the healthcare industry, future adequacy of our liquidity sources, future revenue sources, future revenue, expenses, and margins, future revenue estimates used to calculate total recurring contract value, the expected impact of economic factors, including interest rates and inflation, future capital expenditures, and the timing, amount, and sources of cash to fund such capital expenditures, future stock repurchases and dividends, the expected impact of pending claims and contingencies, the future outcome of uncertain tax positions, future non-cash charges related to executive equity awards, our future use of owned and leased real property, and the expected impact of global conflicts, among others, are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include, without limitation, the following factors:

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

●

The factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as such section may be updated or supplemented by Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this Report) and various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

PART I – Financial Information

ITEM 1. Financial Statements

NRC HEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,327	$4,139
Trade accounts receivable, less allowance for credit losses of $80 and $80, respectively	9,324	11,108
Prepaid expenses	5,399	3,914
Income taxes receivable	4,325	528
Other current assets	431	520
Total current assets	22,806	20,209

Property and equipment, net	39,497	40,474
Intangible assets, net	2,103	2,227
Goodwill	66,152	66,152
Deferred contract costs, net	2,930	2,498
Other noncurrent assets	2,664	3,318
Total assets	$136,152	$134,878
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,016	$4,014
Accounts payable	1,326	1,169
Accrued wages and bonuses	5,355	7,218
Accrued expenses	3,664	2,897
Dividends payable	3,542	3,625
Deferred revenue	16,716	16,201
Income taxes payable	-	550
Other current liabilities	400	946
Total current liabilities	35,019	36,620

Notes payable, net of current portion and unamortized debt issuance costs	86,012	75,021
Deferred income taxes	5,999	5,984
Other long-term liabilities	2,573	3,263
Total liabilities	129,603	120,888

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,975,649 in 2026 and 31,966,504 in 2025, outstanding 22,139,315 in 2026 and 22,637,252 in 2025	32	32
Additional paid-in capital	192,998	183,880
Retained earnings (accumulated deficit)	(24,507)	(17,298)
Treasury stock, at cost; 9,836,334 and 9,329,252 Common shares in 2026 and 2025, respectively	(161,974)	(152,624)
Total shareholders’ equity	6,549	13,990
Total liabilities and shareholders’ equity	$136,152	$134,878

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$35,392	$34,038	$70,195	$67,588

Operating expenses:
Direct	13,564	12,974	27,210	26,031
Selling, general, and administrative	22,945	17,734	36,364	28,089
Depreciation and amortization	2,121	1,742	4,290	3,284
Total operating expenses	38,630	32,450	67,864	57,404

Operating income (loss)	(3,238)	1,588	2,331	10,184

Other income (expense):
Interest income	20	21	55	41
Interest expense	(1,321)	(1,032)	(2,576)	(1,932)
Other, net	2	4	32	11
Total other expense	(1,299)	(1,007)	(2,489)	(1,880)

Income (loss) before income taxes	(4,537)	581	(158)	8,304

Provision for income taxes	(1,254)	687	(97)	2,623

Net income (loss)	$(3,283)	$(106)	$(61)	$5,681

Earnings (loss) per share of common stock:
Basic	$(0.15)	$(0.01)	$(0.01)	$0.25
Diluted	$(0.15)	$(0.01)	$(0.01)	$0.25

Weighted average shares and share equivalents outstanding:
Basic	22,009	22,658	21,905	22,814
Diluted	22,009	22,658	21,905	22,820

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2025	$32	$183,880	$(17,298)	$(152,624)	$13,990
Purchase of 109,701 shares treasury stock	-	-	-	(1,858)	(1,858)
Issuance of 9,145 shares of common stock for the exercise of stock options	-	139	-	-	139
Non-cash stock compensation expense	-	1,608	-	-	1,608
Dividends declared of $0.16 per share of common stock	-	-	(3,606)	-	(3,606)
Net income	-	-	3,222	-	3,222
Balances at March 31, 2026	$32	$185,627	$(17,682)	$(154,482)	$13,495
Purchase of 397,381 shares treasury stock	-	-	-	(7,492)	(7,492)
Non-cash stock compensation expense	-	7,371	-	-	7,371
Dividends declared of $0.16 per share of common stock	-	-	(3,542)	-	(3,542)
Net loss	-	-	(3,283)	-	(3,283)
Balances at June 30, 2026	$32	$192,998	$(24,507)	$(161,974)	$6,549

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

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(61)	$5,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,290	3,284
Deferred income tax expense (benefit)	(36)	(32)
Reserve for uncertain tax positions	(4)	149
Non-cash share-based compensation expense	8,979	478
Change in fair value of contingent consideration	-	82
Loss on extinguishment of debt	-	67
Amortization of debt issuance costs	54	47
Net changes in assets and liabilities:
Trade accounts receivable	1,784	(1,362)
Prepaid expenses and other current and long-term assets	(1,297)	(2,814)
Deferred contract costs, net	(433)	(11)
Operating lease assets and liabilities, net	(31)	(53)
Accounts payable	223	157
Accrued expenses, wages, and bonuses	(1,009)	668
Income taxes receivable and payable	(4,347)	(651)
Deferred revenue	454	(183)
Net cash provided by operating activities	8,566	5,507

Cash flows from investing activities:
Capital expenditures	(3,158)	(5,996)
Net cash used in investing activities	(3,158)	(5,996)

Cash flows from financing activities:
Borrowings on notes payable	-	47,681
Payments on notes payable	(2,061)	(29,446)
Borrowings on revolving loan	22,000	28,000
Payments on revolving loan	(9,000)	(28,003)
Payment of debt issuance costs	-	(135)
Payments on finance lease obligations	(5)	(5)
Proceeds from the exercise of share-based awards	139	132
Payment of acquisition contingent consideration	(484)	(280)
Repurchase of shares for treasury	(9,578)	(10,910)
Payment of dividends on common stock	(7,231)	(5,504)
Net cash provided by (used in) financing activities	(6,220)	1,530

Change in cash and cash equivalents	(812)	1,041
Cash and cash equivalents at beginning of period	4,139	4,233
Cash and cash equivalents at end of period	$3,327	$5,274

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Six months ended
	June 30,
	2026	2025
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$2,514	$1,740
Income taxes		$3,156
Income taxes (federal)	$3,760
Income taxes (state and local)	$539
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$378	$2,607
Repurchase of shares for treasury in accounts payable and accrued expenses	$-	$138
New debt issued to existing lender	$-	$34,396
Debt extinguished using proceeds from new debt	$-	$62,076
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	$-	$351

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026.

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

Deferred Contract Costs

We defer incremental costs of obtaining customer contracts. These costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. We deferred incremental costs of obtaining a contract of $166,000 and $304,000 in the three-month periods ended June 30, 2026, and 2025, respectively and $1.1 million and $658,000 in the six-month periods ended June 30, 2026, and 2025, respectively. Deferred contract costs, net of accumulated amortization was $2.9 million and $2.5 million at June 30, 2026, and December 31, 2025, respectively. Total amortization by expense classification for the periods ended June 30, 2026, and 2025 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct expenses	$103	$70	$135	$103
Selling, general, and administrative expenses	256	199	496	542
Total amortization	$359	$269	$631	$645

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

Revenue recognized over time totaled $32.9 million and $31.2 million for the three months ended June 30, 2026, and 2025, respectively and $66.1 million and $62.3 million for the six months ended June 30, 2026, and 2025, respectively. Revenue associated with performance obligations satisfied at a point in time, including one‑time specified services, as well as revenue from fixed, non‑subscription and unit‑priced service arrangements, was not material for either period.

Total revenue for the three months ended June 30, 2026, was $35.4 million, compared to $34.0 million for the three months ended June 30, 2025. Total revenue for the six months ended June 30, 2026, was $70.2 million compared to $67.6 million for the six months ended June 30, 2025. The increases were primarily attributable to growth in subscription‑based services.

Our revenue recognition patterns during the quarter are consistent with those disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivables	$9,324	$11,108
Contract assets included in other current assets	$40	$132

Deferred revenue, current portion	$16,716	$16,201
Noncurrent deferred revenue included in other long-term liabilities	$12	$74

Deferred revenue increased by $0.5 million primarily due to new billings exceeding revenue recognized during the period.

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2026, approximated $188.3 million, of which $44.8 million is expected to be recognized during the remainder of 2026, with the balance recognized thereafter.

(3)	INCOME TAXES

The effective tax rate was 28% and 61% for the three and six-month periods ended June 30, 2026, respectively, compared with 118% and 32% for the corresponding periods in 2025. The change in the three and six-month periods was primarily driven by changes in the impact of nondeductible executive compensation under IRC Section 162(m).

(4)	NOTES PAYABLE

Our long‑term debt consists of amounts outstanding under the Credit Agreement entered into in February 2025, as described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There were no amendments, modifications, or new debt issuances during the three and six-month periods ended June 30, 2026. Our long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Delayed Draw Term Loan	$77,345	$79,406
Revolving Loan	13,000	-
Less: current portion	(4,016)	(4,014)
Less: unamortized debt issuance costs	(317)	(371)
Notes payable, net of current portion	$86,012	$75,021

As of June 30, 2026, we were in compliance with all financial covenants.

(5)	SHARE-BASED COMPENSATION

Our 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, provides for the granting of equity-based awards, as described in our Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, 3.9 million shares of common stock were available for issuance pursuant to future grants under the plan.

Service-Based Stock Option Awards

We grant stock options to directors and select executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 17,638 and 11,021 service-based stock option awards during the six-month periods ended June 30, 2026, and 2025, respectively.

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

The following table summarizes service-based stock option activity for the six-month period ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2025	608,782	$27.52
Granted	17,638	$22.01
Exercised	9,145	$15.23
Expired	6,839	$65.80
Forfeited	-
Outstanding at June 30, 2026	610,436	$27.12	6.88	$-
Exercisable at June 30, 2026	568,884	$26.58	6.89	$-

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2026 or 2025 since achieving the performance goals was not deemed probable. There was no activity related to performance‑based stock option awards during the six- month period ended June 30, 2026.

As of June 30, 2026, the total unrecognized compensation cost related to non-vested performance-based and service-based stock option awards was approximately $1.3 million which was expected to be recognized over a weighted average period of 2.0 years.

There was $139,000 and $132,000 of cash received from stock options exercised during the six-month periods ended June 30, 2026, and 2025, respectively. We recognized $70,000 and ($87,000) of non-cash compensation expense (benefit) for the three-month periods ended June 30, 2026, and 2025, respectively, and $315,000 and $84,000 of non-cash compensation expense for the six-month periods ended June 30, 2026, and 2025, respectively, related to options, which is included in selling, general, and administrative expenses.

Non-vested Stock Awards

We granted 700,000 shares of non-vested restricted stock awards (RSAs) during the six-month period ended June 30, 2025. No non-vested RSAs were granted in 2026. We recognized non-cash compensation expense of $6.8 million and $394,000 for the three-month periods ended June 30, 2026, and 2025, respectively, and $7.8 million and $394,000 for the six-month periods ended June 30, 2026, and 2025, respectively, related to non-vested RSAs, which is included in selling, general, and administrative expenses. As of June 30, 2026, the total unrecognized compensation expense related to non-vested RSAs was approximately $929,000 which is expected to be recognized over a weighted average period of 1.6 years. The following table summarizes non-vested RSAs activity for the six-month period ended June 30, 2026:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	829,000	$13.21
Granted	-	$-
Vested	700,000	$13.19
Forfeited	-	$-
Outstanding at June 30, 2026	129,000	$13.30

On April 27, 2026, the Compensation and Talent Committee of the Board of Directors approved amendments to certain equity awards granted to three executives in 2025. The amendments eliminated the Company's right to repurchase shares underlying the awards if the executives' employment terminated under certain circumstances prior to the third anniversary of the respective grant dates.

As a result of these amendments, the Company recognized approximately $6.5 million of accelerated stock-based compensation expense during the three and six months ended June 30, 2026, substantially all of which would otherwise have been recognized ratably through the second quarter of 2028.

Restricted Stock Units

We granted 198,485 restricted stock units (RSUs) during the six-month period ended June 30, 2026. No RSUs were granted in 2025. RSUs do not carry dividend or voting rights prior to vesting. At June 30, 2026, 198,485 RSUs were outstanding, with total remaining unrecognized compensation expense of $2.7 million expected to be recognized over a weighted‑average period of 1.5 years. We recognized non‑cash compensation expense of $506,000 and $837,000 for the three and six-month periods ended June 30, 2026, respectively, related to RSUs, which is included in selling, general, and administrative expenses. No expense was recognized in 2025. The following table summarizes RSU activity for the six-month period ended June 30, 2026:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2025	-	$-
Granted	198,485	$17.70
Vested	-	$-
Forfeited	-	$-
Outstanding at June 30, 2026	198,485	$17.70

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The amount of goodwill was $66,152 at June 30, 2026, and no impairments were recognized during the six-month period then ended.

Intangible assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(13,222)	(13,098)
Other intangible assets, net	$2,103	$2,227

(7)	EARNINGS PER SHARE

Basic net income (loss) per share was computed using the weighted-average shares of common stock outstanding during the period.

Diluted net income (loss) per share was computed using the weighted-average shares of common stock and, if dilutive, the potential common stock outstanding during the period. Potential shares of common stock consist of the incremental common stock issuable upon the exercise of stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings (loss) per share by application of the treasury stock method.

We had 447,981 and 403,145 options to purchase common stock for the three-month periods ended June 30, 2026, and 2025, respectively, and 436,396 and 434,520 options to purchase common stock for the six-month periods ended June 30, 2026, and 2025, respectively, that were excluded from the diluted net income (loss) per share computation because their inclusion would have been anti-dilutive. Performance-based stock option awards were not included in the computation since the applicable conditions had not been satisfied. We had 28,266 and 79,339 restricted stock units for the three-month and six-month periods ended June 30, 2026, respectively, excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator for net income (loss) per share – basic:
Net income (loss)	$(3,283)	$(106)	$(61)	$5,681
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(21)	(84)	(153)	(86)
Net income (loss) attributable to common shareholders	(3,304)	(190)	(214)	5,595
Denominator for net income (loss) per share – basic:
Weighted average common shares outstanding – basic	22,009	22,658	21,905	22,814
Net income (loss) per share – basic	$(0.15)	$(0.01)	$(0.01)	$0.25
Numerator for net income (loss) per share – diluted:
Net income (loss) attributable to common shareholders for basic computation	(3,304)	(190)	(214)	5,595
Denominator for net income (loss) per share – diluted:
Weighted average common shares outstanding – basic	22,009	22,658	21,905	22,814
Weighted average effect of dilutive securities – stock options	-	-	-	6
Denominator for diluted earnings (loss) per share – adjusted weighted average shares	22,009	22,658	21,905	22,820
Net income (loss) per share – diluted	$(0.15)	$(0.01)	$(0.01)	$0.25

(8)	Segment Information

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

In addition to consolidated net income, the CODM is regularly provided supplemental information regarding management transition costs, noncash stock compensation expense, and the related income tax, as presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Management transition costs	$3,160	$6,640	$3,160	$6,640
Tax benefit on management transition costs	180	468	180	468
Noncash stock compensation	7,371	307	8,979	478
Tax benefit (expense) on noncash stock compensation	210	(22)	470	21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025	2026 over 2025
	(In thousands, except percentages)		(Percentage)
Revenue	$35,392	$34,038	4
Direct expenses	13,564	12,974	5
Selling, general, and administrative	22,945	17,734	29
Depreciation and amortization	2,121	1,742	22
Operating income (loss)	(3,238)	1,588	(304)
Total other expense	(1,299)	(1,007)	29
Provision for income taxes	(1,254)	687	(283)
Effective tax rate	28%	118%	(90)
Operating margin	(9)%	5%	(14)

Revenue. Revenue in the 2026 period increased compared to the 2025 period by $1.4 million. This was mainly from $1.2 million higher recurring revenue from existing customers compared to the prior year, and $0.9 million higher revenue from new customers, compared to the prior year, partially offset by new contra-revenue of $0.7 million related to sales where we act as an agent in the delivery of third-party solutions.

Direct expenses. Direct expenses consist primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, third party software subscription costs, hosted customer conferences, and other direct expenses associated with revenue. Personnel costs within direct expenses are associated with individuals in product delivery, customer support, thought leadership, conference support, technology infrastructure, and product development. Direct expenses represented 38% of revenue for both the 2026 and 2025 periods. Direct expenses increased to $13.6 million for the 2026 period from $13.0 million for the same period in 2025, primarily driven by higher survey delivery services and increased spending on contractor services and computer subscription costs related to continued investments in technology and development.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist of salaries and employee benefits, commissions and amortization of deferred commissions, stock-based compensation, employee travel and lodging, third party software subscription and platform costs, marketing costs, facility expenses, office expenses, fees for professional services, provision for credit losses, and other operational expenses. Personnel costs within selling, general, and administrative expenses are associated with individuals in sales, marketing, finance, accounting, business development, human resources, administrative, product development, internal information systems, and executive management. Selling, general, and administrative expenses increased to $22.9 million for the 2026 period, from $17.7 million for the same period in 2025. The increase was primarily driven by $7.1 million of higher stock-based compensation expense related to executive leadership. This increase in stock-based compensation expense primarily related to previously disclosed amendments to certain executive equity awards. We do not expect similar amendments to be recurring events. Accordingly, the increase in stock-based compensation expense in the reported period is not necessarily indicative of such expense in future periods. The increase was also driven by approximately $0.5 million of higher salary expense for executives who were not present for the same period in 2025. These increases were partially offset by $3.2 million of lower executive leadership transition bonus expense compared to the prior-year period. The remaining increase was attributable to higher travel and computer software subscription expenses to support continued investment in technology.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2026 period compared to the 2025 period due to the completion of our headquarters building renovations in June 2025.

Operating income (loss) and margin. Operating income swung to a loss in the 2026 period compared to the 2025 period due to the increased compensation related to our executive leadership transition and increased investment in technology, partially offset by revenue growth.

Total other expense. Total other expense increased in the 2026 period compared to the 2025 period due to higher interest expense due to a higher balance on long term debt.

Provision for income taxes and effective tax rate. Provision for income taxes changed to a benefit in the 2026 period from an expense in the 2025 period, primarily due to a pre-tax loss in the 2026 period compared to pre-tax income in the 2025 period. The effective tax rate decreased in the 2026 period primarily because the 2025 rate reflected a small pre-tax income base that magnified the impact of nondeductible items, specifically executive compensation subject to nondeductible executive compensation under IRC Section 162(m), whereas in the 2026 period, the pre-tax loss minimized the impact of these nondeductible items.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Percentage Increase (Decrease)
	2026	2025	2026 over 2025
	(In thousands, except percentages)		(Percentage)
Revenue	$70,195	$67,588	4
Direct expenses	27,210	26,031	5
Selling, general, and administrative	36,364	28,089	29
Depreciation and amortization	4,290	3,284	31
Operating income	2,331	10,184	(77)
Total other expense	(2,489)	(1,880)	32
Provision for income taxes	(97)	2,623	(104)
Effective tax rate	61%	32%	29
Operating margin	3%	15%	(12)
Total recurring contract value (TRCV)	$151,904	$136,952	11
Cash provided by operating activities	8,566	5,507	56

Revenue. Revenue in the 2026 period increased compared to the 2025 period by $2.6 million. This was mainly from $2.8 million higher recurring revenue from existing customers compared to the prior year, and $0.5 million higher revenue from new customers, compared to the prior year, partially offset by new contra-revenue of $0.7 million related to sales where we act as an agent in the delivery of third-party solutions.

Direct expenses. Direct expenses represented 39% of revenue for both the 2026 and 2025 periods. Direct expenses increased to $27.2 million in 2026 from $26.0 million in 2025, primarily driven by survey delivery services and increased spending on contractor services and computer subscription costs related to continued investments in technology and development.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $8.3 million to $36.4 million for the 2026 period, from $28.1 million for the same period in 2025. The primary driver was salaries and benefits due to $8.5 million of higher stock-based compensation related to executive leadership. Consistent with the discussion above for the three-month period, this increase in stock-based compensation primarily related to previously disclosed amendments to certain executive equity awards, which are not expected to recur. Accordingly, the increase in stock-based compensation expense for the six-month period is not necessarily indicative of such expense in future periods. The increase was also driven by $1.1 million of higher salary expense for executives who were not present for the same period in 2025, partially offset by $3.3 million of lower bonus expense paid as part of our executive leadership transition. The remaining increase was attributable to higher computer subscription expenses to support continued investment in technology, increased travel, regulatory-related accruals, and the timing of corporate‑related expenses.

Depreciation and amortization. Depreciation and amortization expenses increased in the 2026 period compared to the 2025 period due to the completion of our headquarters building renovations in June 2025.

Operating income and margin. Operating income decreased in the 2026 period compared to the 2025 period due to the increased compensation related to our executive leadership transition and continued investment in technology, partially offset by revenue growth.

Total other expense. Total other expense increased in the 2026 period compared to the 2025 period due to higher interest expense on a higher balance on long term debt.

Provision for income taxes and effective tax rate. Provision for income taxes changed to a benefit of $0.1 million in the 2026 period from an expense of $2.6 million in the 2025 period, primarily due to lower pre-tax income. The effective tax rate increased in the 2026 period primarily due to executive compensation subject to the deductibility limitations under IRC Section 162(m) and other non-deductible items, which had a magnified impact given the reduced pre-tax base. For the reasons described in the discussion above for the three-month period, we do not expect our tax provision for 2026 or 2025 periods to be indicative of our tax provision for the second half of 2026.

Total recurring contract value (TRCV). TRCV at June 30, 2026 was higher compared to June 30, 2025, primarily due to sales to new and existing customers. We view TRCV as a leading indicator of our future revenue trends. TRCV represents the total annualized contract value of recurring amounts under customer contracts that are in effect or contractually committed as of the most recent quarter-end and are expected to be in force over the subsequent 12 months, based on contractual pricing and term provisions. TRCV is calculated using contracted recurring fees and assumes no upsells, downsells, price changes, early terminations, or non-renewals, unless we have been notified of such changes by the customer as of the measurement date. TRCV is an operating metric and is not a measure of revenue recognized under U.S. GAAP. The timing and amount of revenue we recognize under ASC 606 may differ from the pattern implied by TRCV due to allocation of transaction price and the timing of satisfaction of performance obligations. As a result, there is typically a lag between changes in TRCV and changes in our reported revenue. Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within subsequent periods, although intervening factors may affect this relationship.

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

Adjusted Net Income represents net income adjusted to add back management transition costs and non-cash stock compensation and the related tax. The income tax effect on non-GAAP adjustments is calculated by applying the Company's blended federal and state statutory rate to the deductible portion of each adjustment; amounts nondeductible under Section 162(m) of the Internal Revenue Code receive no tax effect. Adjusted EBITDA represents net income before interest, taxes, depreciation, amortization, executive transition costs, and non-cash stock compensation items. Adjusted EBITDA Margin represents Adjusted EBITDA divided by revenue.

Management transition costs, presented in the Company's prior earnings releases as "non-recurring executive compensation," consist of costs related to the Company's executive leadership transition. The caption was revised in the current period to more accurately reflect the composition of these costs. For the three and six months ended June 30, 2025, these costs consisted of bonuses tied to compensation arrangements for our new CEO and existing executive leaders. For the three and six months ended June 30, 2026, these costs consist of bonuses paid to certain executives to cover anticipated tax obligations in connection with amendments to their 2025 equity awards, as previously disclosed, and approximately $270,000 of severance costs incurred in connection with team restructurings implemented by newly appointed executives.

We consider Free Cash Flow to be a measure that provides useful information to management and investors about our liquidity. Free Cash Flow does not represent residual cash flow available for discretionary expenditures. We define Free Cash Flow as net cash provided by operating activities less capital expenditures. Free Cash Flow Margin represents Free Cash Flow divided by revenue.

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

Adjusted Net Income and Adjusted Earnings per Share

The following table presents a reconciliation of GAAP net income and GAAP earnings per share to adjusted net income and adjusted earnings per share, respectively, for each of the periods indicated (in thousands excluding earnings per share):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(3,283)	$(106)	$(61)	$5,681
Add back:
Management transition costs[1]	3,160	6,640	3,160	6,640
Tax on non-recurring compensation[2]	(180)	(468)	(180)	(468)
Non-cash stock compensation	7,371	307	8,979	478
Tax on non-cash stock compensation[2]	(210)	22	(470)	(21)
Adjusted net income	$6,858	$6,395	$11,428	$12,310

Earnings (loss) per share of common stock, diluted	$(0.15)	$(0.01)	$(0.01)	$0.25
Weighted average shares and share equivalents outstanding, diluted	22,009	22,658	21,905	22,820

Adjusted earnings per share of common stock, diluted	$0.31	$0.28	$0.52	$0.54
Adjusted weighted average shares and share equivalents outstanding, diluted	22,113	22,661	22,049	22,820

1 See 'Non-GAAP Financial Measures' above for a description of the composition of management transition costs and the change from prior period presentation.

2 The income tax effect on management transition costs and non-cash stock compensation reflects only the tax deductible portion of these add-backs; compensation subject to the deduction limitation under Section 162(m) of the Internal Revenue Code receives no offsetting tax benefit. Because the current period reflects a pre-tax loss rather than pre-tax income, the income tax provision does not fully reflect the impact of the non-deductibility that would be captured in a profitable period, which has the effect of increasing Adjusted Net Income for the period.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of GAAP net income and GAAP net income margin to adjusted EBITDA and adjusted EBITDA margin, respectively, for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(3,283)	$(106)	$(61)	$5,681
Add back:
Depreciation and amortization	2,121	1,742	4,290	3,284
Interest expense	1,321	1,032	2,576	1,931
Income taxes	(1,254)	687	(97)	2,623
Management transition costs[1]	3,160	6,640	3,160	6,640
Non-cash stock compensation	7,371	307	8,979	478
Adjusted EBITDA	$9,436	$10,302	$18,847	$20,637

Net income (loss) margin	(9)%	-%	-%	8%
Adjusted EBITDA margin	27%	30%	27%	31%

1 See 'Non-GAAP Financial Measures' above for a description of the composition of management transition costs and the change from prior period presentation.

Free Cash Flow and Free Cash Flow Margin

The following table presents a reconciliation of GAAP net cash provided by operating activities and net cash provided by operating activities margin to free cash flow and free cash flow margin, respectively, for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$1,386	$(1,139)	$8,566	$5,507
Less:
Capital expenditures	1,324	3,010	3,158	5,996
Free cash flow	$52	$(4,149)	$5,408	$(489)

Net cash provided by (used in) operating activities margin	4%	(3)%	12%	8%
Free cash flow margin	-%	(12)%	8%	(1)%

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which include funding of innovation and growth investments, including merger and acquisition activity as well as internal projects, and returning capital to shareholders through dividends and share repurchases.

As of June 30, 2026, our principal sources of liquidity included $3.3 million of cash and cash equivalents, up to $17.0 million of unused borrowings under our Revolving Loan and an additional $27.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities primarily consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, and the effect of working capital changes. For the six months ended June 30, 2026, cash provided by operating activities increased compared to the same period in 2025 primarily due to higher net income net of non-cash items and working capital changes. Working capital changes were mainly driven by trade accounts receivable and prepaid expenses primarily due to timing of billings and payments, and higher deferred revenue, partially offset by the timing of income tax payments and lower accrued expense balances.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $12.2 million and $16.4 million on June 30, 2026, and December 31, 2025, respectively. The change was primarily due to an increase in income taxes receivable and prepaid expenses, together with decreases in accrued wages and bonuses, income taxes payable, and other current liabilities. These favorable changes were partially offset by decreases in cash and cash equivalents and trade accounts receivable, and by an increase in deferred revenue. Cash and cash equivalents decreased mainly due to the payment of dividends and the repurchase of shares of our common stock for treasury, partially offset by cash from operating activities. Our working capital is significantly impacted by our large deferred revenue balances, which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on June 30, 2026, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

Cash used in investing activities primarily consisted of capitalized internal-use software and purchases of property and equipment including computer software and hardware, building improvements, and furniture and equipment.

Cash used in financing activities consisted of payments of dividends on our common stock, payments and borrowings on our Delayed Draw Term Loan and Revolving Loan, repurchases of common stock, and cash to pay contingent consideration related to our 2024 acquisition of Nobl Health.

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $3.6 million were paid in the six months ended June 30, 2026. Additional dividends of $3.5 million were declared in the three months ended June 30, 2026, and paid in July 2026. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our Board of Directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $3.2 million for capital expenditures in the six months ended June 30, 2026. These expenditures consisted primarily of computer hardware and software, and costs related to software development for our Human Understanding® solutions.

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

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (5.97% at June 30, 2026).

The outstanding balance on the Delayed Draw Term Loan was $77.3 million at June 30, 2026. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $27.6 million on the Delayed Draw Term Loan at June 30, 2026, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity at February 6, 2028. As of June 30, 2026, we had $13.0 million outstanding and the availability to borrow $17.0 million on the Revolving Loan. Our weighted average borrowings for the three-month periods ended June 30, 2026, and 2025 were $5.9 million and $8.2 million, respectively. Our weighted average borrowings for the six-month periods ended June 30, 2026, and 2025 were $4.7 million and $5.1 million, respectively. The weighted average interest rate on borrowings during the three-month periods ended June 30, 2026, and 2025 was 5.99% and 6.67%, respectively, and 6.01% and 6.67% during the six-month periods ended June 30, 2026, and 2025, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of June 30, 2026, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing, and mail inserting equipment as well as office and data center space. As of June 30, 2026, we had fixed lease payments of $413,000 and $5,000 for operating and finance leases, respectively, payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.4 million as of June 30, 2026. There were no material changes in our unrecognized tax benefits during the six months ended June 30, 2026.

Stock Repurchase Program

In March 2026, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $60.0 million of our outstanding common stock through March 31, 2028 (the “2026 Program”). Under this authorization, we may repurchase shares from time to time in the open market, through privately negotiated transactions, and/or other means in compliance with the Securities and Exchange Act of 1934 and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.

During the three months ended June 30, 2026, we repurchased 397,381 shares of our common stock for an aggregate of $7.4 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes repurchases of common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Apr 1 – Apr 30, 2026	-	-	-	$58,066,938
May 1 – May 31, 2026	342,866	18.63	342,866	51,684,874
Jun 1 – Jun 30, 2026	54,515	18.86	54,515	50,657,850
Total	397,381		397,381	$50,657,850

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended June 30, 2026, no excise tax expense was incurred.
(2)

In March 2026, our Board of Directors authorized the 2026 Program, which authorizes the repurchase up to $60.0 million of our outstanding common stock through March 31, 2028. During the three months ended June 30, 2026, we repurchased 397,381 shares of our common stock for an aggregate of $7.4 million.

ITEM 5.	Other Information

During the second quarter of 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.	Exhibits

The exhibits listed in the exhibit index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(3.1)

First Amended and Restated Certificate of Incorporation of the Company, dated June 24, 2026 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-35929)]

(3.2)	Second Amended and Restated Bylaws of the Company as of June 24, 2026 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-35929)]

(4.1)

First Amended and Restated Certificate of Incorporation of the Company, dated June 24, 2026 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-35929)]

(4.2)	Second Amended and Restated Bylaws of the Company as of June 24, 2026 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-35929)]

(10)**	Form of Incentive Stock Award Notice for Non-Employee Directors used in connection with the National Research 2025 Omnibus Incentive Plan, as amended

(31.1)**	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(31.2)**	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of NRC Health for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC HEALTH

Date: August 4, 2026	By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Shane Harrison
Shane Harrison Chief Financial Officer (Principal Financial Officer)