Form 10-Q
period 2026-09-30
NRC HEALTH
filed 2026-11-04
CIK 70487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.001 par value, outstanding as of October 31, 2026: 21,221,538

NRC HEALTH

FORM 10-Q INDEX

For the Quarter Ended September 30, 2026

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

Shareholders, potential investors, and other readers are urged to consider these and other factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required by the federal securities laws.

PART I – Financial Information

ITEM 1. Financial Statements

NRC HEALTH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,626	$4,139
Trade accounts receivable, less allowance for credit losses of $80 and $80, respectively	15,341	11,108
Prepaid expenses	4,256	3,914
Income taxes receivable	2,920	528
Other current assets	567	520
Total current assets	26,710	20,209

Property and equipment, net	38,344	40,474
Intangible assets, net	2,041	2,227
Goodwill	66,152	66,152
Deferred contract costs, net	3,581	2,498
Other noncurrent assets	2,385	3,318
Total assets	$139,213	$134,878
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of unamortized debt issuance costs	$4,767	$4,014
Accounts payable	1,416	1,169
Accrued wages and bonuses	6,676	7,218
Accrued expenses	4,978	2,897
Dividends payable	3,406	3,625
Deferred revenue	20,277	16,201
Income taxes payable	-	550
Other current liabilities	325	946
Total current liabilities	41,845	36,620

Notes payable, net of current portion and unamortized debt issuance costs	98,133	75,021
Deferred income taxes	5,992	5,984
Other long-term liabilities	2,365	3,263
Total liabilities	148,335	120,888

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued	-	-
Common stock, $0.001 par value; authorized 110,000,000 shares, issued 31,846,649 in 2026 and 31,966,504 in 2025, outstanding 21,221,538 in 2026 and 22,637,252 in 2025	32	32
Additional paid-in capital	192,864	183,880
Accumulated deficit	(23,209)	(17,298)
Treasury stock, at cost; 10,625,111 and 9,329,252 Common shares in 2026 and 2025, respectively	(178,809)	(152,624)
Total shareholders’ equity	(9,122)	13,990
Total liabilities and shareholders’ equity	$139,213	$134,878

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$38,399	$34,608	$108,594	$102,196

Operating expenses:
Direct	15,378	12,404	42,588	38,436
Selling, general and administrative	12,045	12,271	48,409	40,360
Depreciation and amortization	2,068	2,195	6,358	5,479
Total operating expenses	29,491	26,870	97,355	84,275

Operating income	8,908	7,738	11,239	17,921

Other income (expense):
Interest income	26	41	81	82
Interest expense	(1,532)	(1,461)	(4,108)	(3,393)
Other, net	-	(45)	32	(34)
Total other expense	(1,506)	(1,465)	(3,995)	(3,345)

Income before income taxes	7,402	6,273	7,244	14,576

Provision for income taxes	2,698	2,151	2,601	4,774

Net income	$4,704	$4,122	$4,643	$9,802

Earnings per share of common stock:
Basic	$0.22	$0.18	$0.21	$0.43
Diluted	$0.21	$0.18	$0.20	$0.43

Weighted average shares and share equivalents outstanding:
Basic	21,724	22,130	21,844	22,584
Diluted	21,887	22,130	22,022	22,590

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts, unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 2025	$32	$183,880	$(17,298)	$(152,624)	$13,990
Purchase of 109,701 shares treasury stock	-	-	-	(1,858)	(1,858)
Issuance of 9,145 shares of common stock for the exercise of stock options	-	139	-	-	139
Non-cash stock compensation expense	-	1,608	-	-	1,608
Dividends declared of $0.16 per share of common stock	-	-	(3,606)	-	(3,606)
Net income	-	-	3,222	-	3,222
Balances at March 31, 2026	$32	$185,627	$(17,682)	$(154,482)	$13,495
Purchase of 397,381 shares treasury stock	-	-	-	(7,492)	(7,492)
Non-cash stock compensation expense	-	7,371	-	-	7,371
Dividends declared of $0.16 per share of common stock	-	-	(3,542)	-	(3,542)
Net loss	-	-	(3,283)	-	(3,283)
Balances at June 30, 2026	$32	$192,998	$(24,507)	$(161,974)	$6,549
Purchase of 788,777 shares treasury stock	-	-	-	(16,835)	(16,835)
Non-cash stock compensation expense	-	(134)	-	-	(134)
Dividends declared of $0.16 per share of common stock	-	-	(3,406)	-	(3,406)
Net income	-	-	4,704	-	4,704
Balances at September 30, 2026	$32	$192,864	$(23,209)	$(178,809)	$(9,122)

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

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,643	$9,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,358	5,479
Deferred income tax expense	(52)	(80)
Change in uncertain tax positions	(154)	103
Non-cash share-based compensation expense	8,844	1,403
Change in fair value of contingent consideration	-	131
Loss on extinguishment of debt	-	67
Amortization of debt issuance costs	81	75
Net changes in assets and liabilities:
Trade accounts receivable	(4,233)	(1,694)
Prepaid expenses and other current and long-term assets	(113)	(1,021)
Deferred contract costs, net	(1,084)	(359)
Operating lease assets and liabilities, net	(31)	(40)
Accounts payable	291	66
Accrued expenses, wages, and bonuses	968	2,146
Income taxes receivable and payable	(2,943)	1,246
Deferred revenue	4,011	1,947
Net cash provided by operating activities	16,586	19,271

Cash flows from investing activities:
Capital expenditures	(4,196)	(9,585)
Net cash used in investing activities	(4,196)	(9,585)

Cash flows from financing activities:
Borrowings on notes payable	15,000	47,681
Payments on notes payable	(3,216)	(30,393)
Borrowings on revolving loan	36,000	33,000
Payments on revolving loan	(24,000)	(33,003)
Payment of debt issuance costs	-	(135)
Payments on finance lease obligations	(7)	(7)
Proceeds from the exercise of share-based awards	139	132
Payment of acquisition contingent consideration	(484)	(516)
Repurchase of shares for treasury	(25,561)	(20,179)
Payment of dividends on common stock	(10,774)	(8,280)
Net cash used in financing activities	(12,903)	(11,700)

Change in cash and cash equivalents	(513)	(2,014)
Cash and cash equivalents at beginning of period	4,139	4,233
Cash and cash equivalents at end of period	$3,626	$2,219

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Nine months ended
	September 30,
	2026	2025
Supplemental disclosure of cash paid for:
Interest expense, net of capitalized amounts	$3,946	$3,124
Income taxes		$3,529
Income taxes (federal)	$4,960
Income taxes (state and local)	$798
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$192	$298
Repurchase of shares for treasury in accounts payable and accrued expenses	$853	$230
New debt issued to existing lender	$-	$34,396
Debt extinguished using proceeds from new debt	$-	$62,076
Noncash borrowings on long-term debt for accrued interest and debt issuance costs	$-	$351

See accompanying notes to condensed consolidated financial statements.

NRC HEALTH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Contract Costs

We defer incremental costs of obtaining customer contracts. These costs are amortized over the estimated term of the contract, including renewals, which generally ranges from three to five years. We deferred incremental costs of obtaining a contract of $1.0 million and $613,000 in the three-month periods ended September 30, 2026 and 2025, respectively, and $2.1 million and $1.3 million in the nine-month periods ended September 30, 2026 and 2025, respectively. Deferred contract costs, net of accumulated amortization, were $3.6 million and $2.5 million at September 30, 2026 and December 31, 2025, respectively. Total amortization by expense classification for the periods ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct expenses	$47	$44	$182	$147
Selling, general and administrative expenses	306	221	802	763
Total amortization	$353	$265	$984	$910

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

Revenue recognized over time totaled $35.6 million and $31.1 million for the three months ended September 30, 2026 and 2025, respectively, and $101.8 million and $93.4 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue associated with performance obligations satisfied at a point in time, including one‑time specified services, as well as revenue from fixed non‑subscription and unit‑priced service arrangements was not material for either period.

Total revenue for the three months ended September 30, 2026 was $38.4 million, compared to $34.6 million for the three months ended September 30, 2025. Total revenue for the nine months ended September 30, 2026 was $108.6 million compared to $102.2 million for the nine months ended September 30, 2025. The increases were primarily attributable to growth in subscription‑based services.

Our revenue recognition patterns during the quarter are consistent with those disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivables	$15,341	$11,108
Contract assets included in other current assets	$51	$132

Deferred revenue, current portion	$20,277	$16,201
Noncurrent deferred revenue included in other long-term liabilities	$8	$74

Deferred revenue increased by $4.0 million primarily due to new billings exceeding revenue recognized during the period.

We have elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Total remaining contract revenue for contracts with original duration of greater than one year expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2026 approximated $201.8 million, of which $25.2 million is expected to be recognized during the remainder of 2026 with the balance recognized thereafter.

(3)	INCOME TAXES

The effective tax rate was 36% for the three and nine-month periods ended September 30, 2026, compared with 34% and 33% for the corresponding periods in 2025.

(4)	NOTES PAYABLE

Our long‑term debt consists of amounts outstanding under the Credit Agreement entered into in February 2025, as described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. There were no amendments or modifications to the Credit Agreement during the three and nine-month periods ended September 30, 2026. Our long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Delayed Draw Term Loan	$91,190	$79,406
Revolving Loan	12,000	-
Less: current portion	(4,767)	(4,014)
Less: unamortized debt issuance costs	(290)	(371)
Notes payable, net of current portion	$98,133	$75,021

As of September 30, 2026, we were in compliance with all financial covenants.

(5)	SHARE-BASED COMPENSATION

Our 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”), which became effective on May 7, 2025, provides for the granting of equity-based awards, as described in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, 4.0 million shares of common stock were available for issuance pursuant to future grants under the plan.

Service-Based Stock Option Awards

We grant stock options to directors and select executives with vesting based on specified service periods. Vesting terms vary with each grant and option awards are generally five to ten years following the date of grant. We recognize compensation expense on a straight-line basis over the service period specified in the award. We granted 17,638 and 11,021 service-based stock option awards during the nine-month periods ended September 30, 2026 and 2025, respectively.

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

The following table summarizes service-based stock option activity for the nine-month period ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2025	608,782	$27.52
Granted	17,638	$22.01
Exercised	9,145	$15.23
Expired	6,839	$65.80
Forfeited	-
Outstanding at September 30, 2026	610,436	$27.12	6.63	$-
Exercisable at September 30, 2026	568,884	$26.58	6.64	$-

Performance-Based Stock Option Awards

We also grant stock options to selected executives with vesting contingent upon meeting certain Company-wide performance goals. The performance goals for options issued in 2024 are based on reaching a total recurring contract value target, measured at the end of the performance period, December 31, 2026. Vesting is also dependent upon remaining in our employment through the performance period. The performance awards issued in 2024 have a six-year contractual term. We recognize compensation expense prospectively from the date it is deemed probable that the performance goal will be met through the end of the performance period. We did not recognize compensation expense related to performance-based awards in 2026 or 2025 since achieving the performance goals was not deemed probable. There was no activity related to performance‑based stock option awards during the nine- month period ended September 30, 2026.

As of September 30, 2026, the total unrecognized compensation cost related to non-vested service-based stock option awards was approximately $100,000 which was expected to be recognized over a weighted average period of 1.9 years.

There was $139,000 and $132,000 of cash received from stock options exercised during the nine-month periods ended September 30, 2026 and 2025, respectively. We recognized $21,000 and $0.2 million of non-cash compensation expense for the three-month periods ended September 30, 2026 and 2025, respectively, and $336,000 and $0.2 million of non-cash compensation expense for the nine-month periods ended September 30, 2026 and 2025, respectively, related to options, which is included in selling, general and administrative expenses.

Non-vested Stock Awards

We granted 872,000 shares of non-vested restricted stock awards (RSAs) during the nine-month period ended September 30, 2025. No non-vested RSAs were granted in 2026. We recognized non-cash compensation (benefit) expense of $(0.8) million and $0.8 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $7.0 million and $1.2 million for the nine-month periods ended September 30, 2026 and 2025, respectively, related to non-vested RSAs, which is included in selling, general and administrative expenses. The following table summarizes non-vested RSAs activity for the nine-month period ended September 30, 2026:

	Common Stock Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	829,000	$13.21
Granted	-	$-
Vested	700,000	$13.19
Forfeited	129,000	$13.30
Outstanding at September 30, 2026	-	$-

On April 27, 2026, the Compensation and Talent Committee of the Board of Directors approved amendments to certain equity awards granted to three executives in 2025. The amendments eliminated the Company's right to repurchase shares underlying the awards if the executives' employment terminated under certain circumstances prior to the third anniversary of the respective grant dates.

As a result of these amendments, the Company recognized approximately $6.5 million of accelerated stock-based compensation expense during the nine months ended September 30, 2026, substantially all of which would otherwise have been recognized ratably through the second quarter of 2028.

Restricted Stock Units

We granted 198,485 restricted stock units (RSUs) during the nine-month period ended September 30, 2026. No RSUs were granted in 2025. RSUs do not carry dividend or voting rights prior to vesting. At September 30, 2026, 198,485 RSUs were outstanding with total remaining unrecognized compensation expense of $2.7 million expected to be recognized over a weighted‑average period of 1.2 years. We recognized non‑cash compensation expense of $0.6 million and $1.5 million for the three and nine-month periods ended September 30, 2026, respectively, related to RSUs, which is included in selling, general and administrative expenses. No expense was recognized in 2025. The following table summarizes RSU activity for the nine-month period ended September 30, 2026:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2025	-	$-
Granted	198,485	$17.70
Vested	-	$-
Forfeited	-	$-
Outstanding at September 30, 2026	198,485	$17.70

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

The amount of goodwill was $66,152 at September 30, 2026 and no impairments were recognized during the nine-month period then ended.

Intangible assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Non-amortizing intangible assets:
Indefinite trade name	$1,191	$1,191
Amortizing intangible assets:
Customer related	9,772	9,772
Technology	2,790	2,790
Trade names	1,572	1,572
Total amortizing intangible assets	14,134	14,134
Accumulated amortization	(13,284)	(13,098)
Other intangible assets, net	$2,041	$2,227

(7)	EARNINGS PER SHARE

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

We had 336,858 and 553,253 options to purchase common stock for the three-month periods ended September 30, 2026, and 2025, respectively, and 350,255 and 415,698 options to purchase common stock for the nine-month periods ended September 30, 2026, and 2025, respectively, that were excluded from the diluted net income per share computation because their inclusion would have been anti-dilutive. Performance-based stock option awards were not included in the computation since the applicable conditions had not been satisfied.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator for net income per share – basic:
Net income	$4,704	$4,122	$4,643	$9,802
Allocation of distributed and undistributed income to unvested restricted stock shareholders	(5)	(128)	(153)	(192)
Net income attributable to common shareholders	4,699	3,994	4,490	9,610
Denominator for net income per share – basic:
Weighted average common shares outstanding – basic	21,724	22,130	21,844	22,584
Net income per share – basic	$0.22	$0.18	$0.21	$0.43
Numerator for net income per share – diluted:
Net income attributable to common shareholders for basic computation	4,699	3,994	4,490	9,610
Denominator for net income per share – diluted:
Weighted average common shares outstanding – basic	21,724	22,130	21,844	22,584
Weighted average effect of dilutive securities	163	-	178	6
Denominator for diluted earnings per share – adjusted weighted average shares	21,887	22,130	22,022	22,590
Net income per share – diluted	$0.21	$0.18	$0.20	$0.43

(8)	Segment Information

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

In addition to consolidated net income, the CODM is regularly provided supplemental information regarding management transition costs, noncash stock compensation expense, and the related income tax, as presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Management transition costs	$-	$-	$3,160	$6,640
Tax benefit on management transition costs	-	-	(180)	(468)
Noncash stock compensation expense (benefit)	(134)	925	8,844	1,403
Tax expense (benefit) on noncash stock compensation	93	(39)	(378)	(60)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio of subscription-based solutions provides actionable information and analysis to healthcare organizations across a range of mission-critical, constituent-related elements, including patient experience, service recovery, care transitions, employee engagement, reputation management, and brand loyalty. We partner with customers across the continuum of healthcare services and believe this cross-continuum positioning is a unique and increasingly important capability as the evolving healthcare landscape drives its constituents towards a more collaborative and integrated service model.

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

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Percentage Increase (Decrease)
	2026	2025	2026 over 2025
	(In thousands, except percentages)		(Percentage)
Revenue	$38,399	$34,608	11
Direct expenses	15,378	12,404	24
Selling, general and administrative	12,045	12,271	(2)
Depreciation and amortization	2,068	2,195	(6)
Operating income	8,908	7,738	15
Total other expense	(1,506)	(1,465)	3
Provision for income taxes	2,698	2,151	25
Effective tax rate	36%	34%	2
Operating margin	23%	22%	1

Revenue. Revenue increased $3.8 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $3.2 million increase in recurring revenue from existing customers and a $0.6 million increase in revenue from new customers.

Direct expenses. Direct expenses consist primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, third party software subscription costs, hosted customer conferences, and other direct expenses associated with revenue. Personnel costs within direct expenses are associated with individuals in product delivery, customer support, thought leadership, conference support, technology infrastructure, and product development. Direct expenses were $15.4 million for the three months ended September 30, 2026, compared to $12.4 million for the same period in 2025. The increase was primarily driven by approximately $1.5 million of costs associated with our annual Human Understanding Beyond ("HUB") conference, which was held in the third quarter of 2026 compared to the fourth quarter of 2025. The increase also reflects higher survey delivery services expense and increased spending on contractor services and software subscriptions related to continued investments in technology and development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist of salaries and employee benefits, commissions and amortization of deferred commissions, stock-based compensation, employee travel and lodging, third party software subscription and platform costs, marketing costs, facility expenses, office expenses, fees for professional services, provision for credit losses, and other operational expenses. Personnel costs within selling, general and administrative expenses are associated with individuals in sales, marketing, finance, accounting, business development, human resources, administrative, product development, internal information systems, and executive management. Selling, general and administrative expenses were $12.0 million for the three months ended September 30, 2026, compared to $12.3 million for the same period in 2025. The decrease was primarily attributable to a $1.1 million reduction in stock-based compensation expense, including the completion of amortization related to previously disclosed executive equity award amendments and the forfeiture of awards associated with the departure of the Company's former Chief Financial Officer. These decreases were partially offset by increased marketing expenditures, higher software subscription costs related to ongoing technology investments, and increased travel expenses.

Depreciation and amortization. Depreciation and amortization expenses decreased in the 2026 period compared to the 2025 period due to lower amortization expense resulting from a finite-lived intangible asset becoming fully amortized.

Operating income and margin. Operating income increased compared to the prior-year period primarily due to higher revenue. Operating margin remained relatively consistent with the prior-year period, as approximately $1.5 million of expenses associated with the annual HUB conference, which occurred in the third quarter of 2026 compared to the fourth quarter of 2025, offset a portion of the benefit from higher revenue.

Total other expense. Total other expense increased in the 2026 period compared to the 2025 period because of higher interest expense from a higher balance on long-term debt.

Provision for income taxes and effective tax rate. Provision for income taxes increased compared to the prior-year period primarily due to an increase in operating income and increase in the rate impacted by non-deductible executive compensation under IRC Section 162(m).

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2026	2025	2026 over 2025
	(In thousands, except percentages)		(Percentage)
Revenue	$108,594	$102,196	6
Direct expenses	42,588	38,436	11
Selling, general and administrative	48,409	40,360	20
Depreciation and amortization	6,358	5,479	16
Operating income	11,239	17,921	(37)
Total other expense	(3,995)	(3,345)	19
Provision for income taxes	2,601	4,774	(46)
Effective tax rate	36%	33%	3
Operating margin	10%	18%	8
Total recurring contract value (TRCV)	$154,090	$141,664	9
Cash provided by operating activities	16,586	19,271	(14)

Revenue. Revenue increased $6.4 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by a $4.4 million increase in recurring revenue from existing customers, as well as a $2.0 million increase in revenue from new customers.

Direct expenses. Direct expenses were $42.6 million for the nine months ended September 30, 2026, compared to $38.4 million for the same period in 2025. The increase was primarily driven by approximately $1.5 million of costs associated with our annual HUB conference, which was held in the third quarter of 2026 compared to the fourth quarter of 2025. The increase also reflects higher survey delivery services expense and increased spending on contractor services and computer software subscriptions related to continued investments in technology and development.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million to $48.4 million for the nine months ended September 30, 2026, from $40.4 million for the same period in 2025. The primary driver was salaries and benefits expense due to $7.4 million of higher stock-based compensation related to executive leadership. The increase in stock-based compensation primarily related to previously disclosed amendments to certain executive equity awards, partially offset by the completion of amortization associated with those awards and the forfeiture of equity awards related to the departure of the Company's former Chief Financial Officer. These impacts are not expected to recur and, accordingly, the increase in stock-based compensation expense for the nine-month period is not necessarily indicative of such expense in future periods. The increase was also driven by $1.1 million of higher salary expense for executives who were not present during the same period in 2025, partially offset by $3.3 million of lower bonus expense associated with the executive leadership transition. The remaining increase was attributable to higher software subscription expenses supporting continued investments in technology, increased travel, regulatory-related accruals, and the timing of corporate-related expenses.

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

Total other expense. Total other expense increased in the 2026 period compared to the 2025 period because of higher interest expense from a higher balance on long-term debt.

Provision for income taxes and effective tax rate. Provision for income taxes decreased compared to the prior-year period primarily due to the decrease in income before income taxes.

Total recurring contract value (TRCV). TRCV at September 30, 2026 was higher compared to September 30, 2025 due to sales to new and existing customers. We view TRCV as a leading indicator of our future revenue trends. TRCV represents the total annualized contract value of recurring amounts under customer contracts that are in effect or contractually committed as of the most recent quarter-end and are expected to be in force over the subsequent 12 months, based on contractual pricing and term provisions. TRCV is calculated using contracted recurring fees and assumes no upsells, downsells, price changes, early terminations, or non-renewals, unless we have been notified of such changes by the customer as of the measurement date. TRCV is an operating metric and is not a measure of revenue recognized under U.S. GAAP. The timing and amount of revenue we recognize under ASC 606 may differ from the pattern implied by TRCV due to allocation of transaction price and the timing of satisfaction of performance obligations. As a result, there is typically a lag between changes in TRCV and changes in our reported revenue. Generally, if we are able to sustain growth in TRCV, we would expect revenue growth to follow within subsequent periods, although intervening factors may affect this relationship.

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

Management transition costs, presented in the Company's filings prior to June 2026 as "non-recurring executive compensation," consist of costs related to the Company's executive leadership transition. The caption was revised for the period ended June 30, 2026 to more accurately reflect the composition of these costs. For the nine months ended September 30, 2025, these costs consisted of bonuses tied to compensation arrangements for our new CEO and existing executive leaders. For the nine months ended September 30, 2026, these costs consist of bonuses paid to certain executives to cover anticipated tax obligations in connection with amendments to their 2025 equity awards, as previously disclosed, and approximately $270,000 of severance costs incurred in connection with team restructurings implemented by newly appointed executives.

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

Adjusted Net Income and Adjusted Earnings per Share

The following table presents a reconciliation of GAAP net income and GAAP earnings per share to adjusted net income and adjusted earnings per share, respectively, for each of the periods indicated (in thousands excluding earnings per share):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$4,704	$4,122	$4,643	$9,802
Add back:
Management transition costs[1]	-	-	3,160	6,640
Tax on management transition costs	-	-	(180)	(468)
Non-cash stock compensation expense (benefit)	(134)	925	8,844	1,403
Tax (expense) benefit on non-cash stock compensation	93	(39)	(378)	(60)
Adjusted net income	$4,663	$5,008	$16,089	$17,317

Earnings per share of common stock, diluted	$0.21	$0.18	$0.20	$0.43
Weighted average shares and share equivalents outstanding, diluted	21,887	22,130	22,022	22,590

Adjusted earnings per share of common stock, diluted	$0.21	$0.23	$0.73	$0.77
Adjusted weighted average shares and share equivalents outstanding, diluted	21,887	22,130	22,022	22,590

1 See 'Non-GAAP Financial Measures' above for a description of the composition of management transition costs.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of GAAP net income and GAAP net income margin to adjusted EBITDA and adjusted EBITDA margin, respectively, for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$4,704	$4,122	$4,643	$9,802
Add back:
Depreciation and amortization	2,068	2,195	6,358	5,479
Interest expense	1,532	1,461	4,108	3,393
Income taxes	2,698	2,151	2,601	4,774
Management transition costs[1]	-	-	3,160	6,640
Non-cash stock compensation expense (benefit)	(134)	925	8,844	1,403
Adjusted EBITDA	$10,868	$10,854	$29,714	$31,491

Net income margin	12%	12%	4%	10%
Adjusted EBITDA margin	28%	31%	27%	31%

1 See 'Non-GAAP Financial Measures' above for a description of the composition of management transition costs.

Free Cash Flow and Free Cash Flow Margin

The following table presents a reconciliation of GAAP net cash provided by operating activities and net cash provided by operating activities margin to free cash flow and free cash flow margin, respectively, for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$8,020	$13,764	$16,586	$19,271
Less:
Capital expenditures	1,038	3,589	4,196	9,585
Free cash flow	$6,982	$10,175	$12,390	$9,686

Net cash provided by operating activities margin	21%	40%	15%	19%
Free cash flow margin	18%	29%	11%	9%

Liquidity and Capital Resources

Our Board of Directors has established priorities for capital allocation, which include funding of innovation and growth investments, including merger and acquisition activity as well as internal projects, and returning capital to shareholders through dividends and share repurchases.

As of September 30, 2026, our principal sources of liquidity included $3.6 million of cash and cash equivalents, up to $18.0 million of unused borrowings under our Revolving Loan and an additional $12.6 million on our Delayed Draw Term Loan.

Our cash flows from operating activities primarily consist of net income adjusted for non-cash items including depreciation and amortization, deferred income taxes, share-based compensation, and the effect of working capital changes. For the nine months ended September 30, 2026, cash provided by operating activities decreased compared to the same period in 2025 primarily due to lower net income net of non-cash items and working capital changes. Working capital changes were mainly driven by trade accounts receivable and prepaid expenses primarily due to timing of billings and payments, and higher deferred revenue, partially offset by the timing of income tax payments and lower accrued expense balances.

See the Condensed Consolidated Statements of Cash Flows included in this report for the detail of our operating cash flows.

We had a working capital deficit of $15.1 million and $16.4 million on September 30, 2026, and December 31, 2025, respectively. The change was primarily due to an increase in trade accounts receivable and income taxes receivable, partially offset by increases in deferred revenue and accrued expenses. Our working capital is significantly impacted by our large deferred revenue balances, which will vary based on the timing and frequency of billings on annual agreements. Notwithstanding our working capital deficit on September 30, 2026, we believe that our existing sources of liquidity, including cash and cash equivalents, borrowing availability, and operating cash flows will be sufficient to meet our projected capital and debt maturity needs for the foreseeable future.

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

Our material cash requirements include the following contractual and other obligations:

Dividends

Cash dividends of $7.1 million were paid in the nine months ended September 30, 2026. Additional dividends of $3.4 million were declared in the three months ended September 30, 2026, and paid in October 2026. The dividends were paid from cash on hand and borrowings on our Revolving Loan. Our Board of Directors considers whether to declare a dividend and the amount of any dividends declared on a quarterly basis.

Capital Expenditures

We paid cash of $4.2 million for capital expenditures in the nine months ended September 30, 2026. These expenditures consisted primarily of computer hardware and software, and costs related to software development for our Human Understanding® solutions.

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

Interest accrues and is payable monthly at a floating rate equal to the one-month Term SOFR plus a percentage per annum determined by our cash flow leverage ratio, ranging from 2.25% to 2.75% (6.18% at September 30, 2026).

The outstanding balance on the Delayed Draw Term Loan was $91.2 million at September 30, 2026. Principal amounts outstanding are due and payable monthly during the term of the Delayed Draw Term Loan, in equal monthly installments to amortize the aggregate outstanding principal balance by (i) 5% during each of the first three years and (ii) 7.5% during each of the fourth and fifth years following the date of such loan. All outstanding principal and interest on the Delayed Draw Term Loan are due and payable in full at the maturity date, February 6, 2030. We had the availability to borrow an additional $12.6 million on the Delayed Draw Term Loan at September 30, 2026, excluding the accordion feature.

Principal amounts outstanding under the Revolving Loan are due and payable in full at maturity on February 6, 2028. As of September 30, 2026, we had $12.0 million outstanding and the availability to borrow $18.0 million on the Revolving Loan. Our weighted average borrowings for the three-month periods ended September 30, 2026, and 2025 were $3.8 million and $1.1 million, respectively. Our weighted average borrowings for the nine-month periods ended September 30, 2026, and 2025 were $4.4 million and $3.8 million, respectively. The weighted average interest rate on borrowings during the three-month periods ended September 30, 2026, and 2025 was 6.10% and 6.68%, respectively, and 6.04% and 6.67% during the nine-month periods ended September 30, 2026, and 2025, respectively.

We are obligated to pay ongoing unused commitment fees quarterly in arrears at a percentage per annum determined by our cash flow leverage ratio, ranging from 0.15% to 0.30%, based on the actual daily unused portions of the Revolving Loan and the Delayed Draw Term Loan, respectively.

The Credit Agreement is collateralized by substantially all of our assets, subject to permitted liens and other agreed exceptions, and contains customary representations, warranties, affirmative and negative covenants (including financial covenants), and events of default. The negative covenants include, among other things, restrictions regarding the incurrence of indebtedness and liens, repurchases of our common stock, and acquisitions, subject in each case to certain exceptions. Pursuant to the Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of 1.10x and a cash flow leverage ratio of 3.50x or less for all testing periods throughout the term of the Credit Facilities. As of September 30, 2026, we were in compliance with our financial covenants.

Leases

We have lease arrangements for certain computer, office, printing, and mail inserting equipment as well as office and data center space. As of September 30, 2026, we had fixed lease payments of $337,000 and $3,000 for operating and finance leases, respectively, payable within 12 months.

Taxes

The liability for gross unrecognized tax benefits related to uncertain tax positions was $2.3 million as of September 30, 2026. There were no material changes in our unrecognized tax benefits during the nine months ended September 30, 2026.

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

During the three months ended September 30, 2026, we repurchased 788,777 shares of our common stock for an aggregate of $16.7 million.

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

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and interim principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and our Chief Executive Officer (who serves as our principal executive officer and interim principal financial officer), has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer (who serves as our principal executive officer and interim principal financial officer), does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

From time to time, we are involved in certain claims and litigation arising in the normal course of business. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. For additional information, see Note 1, under the heading “Commitments and Contingencies,” to our condensed consolidated financial statements. Regardless of the final outcome, any legal proceedings, claims, inquiries and investigations can impose a significant burden on management and employees, may include costly defense and settlement costs, and could cause harm to our reputation and brand.

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

The table below summarizes repurchases of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Jul 1 – Jul 31, 2026	19,749	19.68	19,749	$50,269,237
Aug 1 – Aug 31, 2026	408,384	21.02	408,384	41,684,592
Sep 1 – Sep 30, 2026	360,644	21.30	360,644	34,003,680
Total	788,777		788,777	$34,003,680

(1)	The average price paid per share excludes excise tax incurred on stock repurchases. For the quarter ended September 30, 2026, excise tax expense totaled $166,000.
(2)

In March 2026, our Board of Directors authorized the 2026 Program, which authorizes the repurchase up to $60.0 million of our outstanding common stock through March 31, 2028. During the three months ended September 30, 2026, we repurchased 788,777 shares of our common stock for an aggregate of $16.7 million.

ITEM 5.	Other Information

During the third quarter of 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

(4.2)	Second Amended and Restated Bylaws of the Company as of June 24, 2026 [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-35929)]

(31)**	Certification by the Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

(32)***	Written Statement of the Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer) pursuant to 18 U.S.C. Section 1350

(101) **

Financial statements from the Quarterly Report on Form 10-Q of NRC Health for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

(104) **	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRC HEALTH

Date: November 4, 2026	By:	/s/ Trent S. Green
Trent S. Green
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)